Form 10-Q
period 1996-03-31
ACROSS DATA SYSTEMS INC
filed 1996-05-15
CIK 945384

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ____________________to ___________________


Commission File Number 0-26392


                            ACROSS DATA SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                    11-2920559
- --------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S Employer Identification Number)
 incorporation or organization)


382 Main Street, Salem, New Hampshire                      03079
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                  (603)898-9800
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

5,922,956 common shares, $.01 par value, were outstanding as of April 30, 1996.
- ---------

                            ACROSS DATA SYSTEMS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                            Page #

        Item 1. Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets at March 31,
                     1996 and December 31, 1995                               3

                Condensed Consolidated Statements of Operations for
                     the three months ended March 31, 1996 and 1995           4

                Condensed Consolidated Statements of Cash Flows for
                     the three months ended March 31, 1996 and 1995         5-6

                Notes to Condensed Consolidated Financial Statements          7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

Part II. OTHER INFORMATION                                                 9-11

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        March 31,   December 31,
                                                          1996          1995
                                                       -----------  ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                            $ 4,077,971  $ 3,147,509
  Marketable securities                                          -    2,044,962
  Accounts receivable, net                               1,742,926    1,423,603
  Income taxes receivable                                   36,000            -
  Inventory                                                108,062      125,334
  Prepaid expenses and other assets                        164,721      157,054
  Deferred income taxes                                    342,800      268,000
                                                       -----------  -----------
     Total current assets                                6,472,480    7,166,462
                                                       -----------  -----------
PROPERTY AND EQUIPMENT, NET                                757,029      586,881
                                                       -----------  -----------
OTHER ASSETS
  Excess of cost over net assets acquired, net           3,585,130    3,717,393
  Service contracts acquired, net                        1,952,977    2,016,850
  Software development costs, net                        1,925,314    1,505,169
  Deferred income taxes                                          -       26,400
  Deposits                                                  41,237       40,043
                                                       -----------  -----------
                                                         7,504,658    7,305,855
                                                       -----------  -----------
                                                       $14,734,167  $15,059,198
                                                       -----------  -----------
                                                       -----------  -----------

            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                 $    20,746  $    36,131
  Current maturities of loans from related companies       117,000     117,000
  Accounts payable                                         708,051      514,249
  Accrued expenses                                         356,574      444,841
  Income taxes payable                                           -       88,412
  Customer deposits                                        206,803      213,221
  Deferred revenue                                       1,551,541    1,648,987
                                                       -----------  -----------
     Total current liabilities                           2,960,715    3,062,841
                                                       -----------  -----------
LONG TERM DEBT, NET OF CURRENT MATURITIES                   40,225       43,975
                                                       -----------  -----------
DEFERRED INCOME TAXES                                       61,200            -
                                                       -----------  -----------
LOANS FROM RELATED COMPANIES                               424,753      453,847
                                                       -----------  -----------

SHAREHOLDERS' EQUITY
  Preferred stock                                                -            -
  Common stock                                              59,229       59,224
  Additional paid-in-capital                            10,371,673   10,371,302
  Retained earnings                                        829,251    1,096,222
  Unearned compensation                                   (24,116)     (33,323)
  Foreign currency translation adjustments                  11,237  5,110
                                                       -----------  -----------
                                                        11,247,274   11,498,535
                                                       -----------  -----------
                                                       $14,734,167  $15,059,198
                                                       -----------  -----------
                                                       -----------  -----------

See notes to condensed consolidated financial statements.

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                            1996         1995
                                                       -----------   -----------
REVENUE
  Consulting and service                               $ 2,102,811   $ 1,440,165
  Software                                                 289,798       852,614
  Other                                                    166,815       104,621
                                                       -----------   -----------
                                                         2,559,424     2,397,400
                                                       -----------   -----------

COST OF REVENUE
  Consulting and service                                 1,055,085       613,294
  Software                                                 132,744       130,340
  Other                                                    132,620        89,246
                                                       -----------   -----------
                                                         1,320,449       832,880
                                                       -----------   -----------

GROSS MARGIN                                             1,238,975     1,564,520

OPERATING EXPENSES                                       1,570,942       974,348
                                                       -----------   -----------

OPERATING INCOME (LOSS)                                  (331,967)       590,172
                                                       -----------   -----------

OTHER INCOME (EXPENSES)
  Interest income                                           51,431         1,255
  Interest expense                                         (7,835)      (15,976)
                                                       -----------   -----------
                                                            43,596      (14,721)
                                                       -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST                                    (288,371)       575,451

MINORITY INTEREST                                                -        15,291
                                                       -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (288,371)       560,160

INCOME TAX EXPENSE                                        (21,400)       191,400
                                                       -----------   -----------

NET INCOME (LOSS)                                      $ (266,971)   $   368,760
                                                       -----------   -----------
                                                       -----------   -----------

NET INCOME (LOSS) PER COMMON SHARE                     $    (0.05)   $      0.10
                                                       -----------   -----------
                                                       -----------   -----------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                               5,922,847     3,839,166
                                                       -----------   -----------
                                                       -----------   -----------

See notes to condensed consolidated financial statements.

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                                   1996           1995
                                                               -----------    -----------
OPERATING ACTIVITIES
  Net income (loss)                                            $ (266,971)    $   368,760
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
    Depreciation                                                    41,825         25,226
    Amortization                                                   253,191         62,277
    Tax effect of utilizing deferred tax assets
     that were fully reserved at date of acquisition                37,000        172,300
    Minority interest in income of consolidated subsidiary               -         15,291
    Changes in operating assets and liabilities:
      Accounts receivable                                        (318,484)      (212,392)
      Inventory                                                     13,272       (18,290)
      Prepaid expenses and other assets                            (9,088)          3,520
      Income taxes receivable                                     (36,000)              -
      Deferred income taxes                                         12,800      (132,100)
      Deposits                                                     (3,090)       (35,653)
      Accounts payable                                             193,659        (5,246)
      Accrued expenses                                            (88,398)       (15,934)
      Income taxes payable                                        (88,839)       (79,927)
      Customer deposits                                            (6,436)       (63,512)
      Deferred revenue                                            (98,001)        171,556
                                                               -----------    -----------
        Net cash provided (used) by operating activities         (363,560)        255,876
                                                               -----------    -----------

INVESTING ACTIVITIES
  Redemption of marketable securities                            2,044,962              -
  Purchases of property and equipment                            (211,562)       (18,720)
  Software development costs                                     (499,036)      (121,994)
  Employee repayments                                                7,409          6,176
                                                               -----------    -----------
        Net cash provided (used) by investing activities         1,341,773      (134,538)
                                                               -----------    -----------

FINANCING ACTIVITIES
  Deferred costs                                                         -       (64,020)
  Payments on long-term debt                                      (19,196)       (20,520)
  Loans from related companies                                           -      1,513,007
  Payments on loans from related companies                        (29,094)              -
  Proceeds from issuance of common stock                                 -        528,400
  Proceeds from exercise of stock options                              376              -
                                                               -----------    -----------
        Net cash provided (used) by financing activities          (47,914)      1,956,867
                                                               -----------    -----------
(continued)


See notes to condensed consolidated financial statements.

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                          1996           1995
                                                       ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                $      163     $   30,591
                                                       ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 930,462      2,108,796

CASH AND CASH EQUIVALENTS
  Beginning of period                                   3,147,509        691,305
                                                       ----------     ----------

  End of period                                        $4,077,971     $2,800,101
                                                       ----------     ----------
                                                       ----------     ----------

     See notes to condensed consolidated financial statements.

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended
December 31, 1995.

2.   Principles of Consolidation
The 1996 condensed consolidated financial statements include the accounts of Across Data Systems, Inc. (Across), its 100% wholly-owned subsidiary ProfitKey International, Inc. (ProfitKey), its 100% wholly-owned Canadian subsidiary, 3077934 Canada, Inc. and its 100% wholly-owned subsidiary, Bizware Computer Systems (Canada) Inc. (Bizware), its 100% wholly-owned subsidiary, Level 8 Systems, Inc. (Level 8) and its ASU consulting division (ASU). The March 31, 1995 statements of operations and cash flows include only the operations of Across, ProfitKey, Bizware and ASU as Level 8 was acquired effective April 1, 1995.

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

Across Data Systems, Inc., through its wholly-owned subsidiaries ProfitKey, Bizware, and Level 8 and its ASU consulting division, develops and markets business software and provides consulting and ancillary services. The Company's products and services include: transactional messaging middleware and distributed object technology, which facilitate communication among applications that reside on distributed and often incompatible hardware and software; industry specific ("vertical") software applications the Company has developed for manufacturers and for the petroleum and convenience store industry; and consulting services for enterprise messaging and for the manufacturing and financial services industries.

Results of Operations

Revenue for the three months ended March 31, 1996 was approximately $2,559,000 as compared $2,397,000 for the three months ended March 31, 1995, an increase of $162,000. The increase is primarily related to an increase in revenue at ASU of approximately $76,000 and the additional revenue in 1996 from Level 8 of approximately $618,000. Level 8 was acquired effective April 1, 1995 and is therefore not included in the first quarter 1995. These increases were offset by a decrease in revenue at ProfitKey and Bizware of approximately $115,000 and $417,000 respectively. The increase in ASU revenue is attributed to additional services provided to existing and new clients. The decrease in ProfitKey revenue is attributed to a reduction of new software system installations. Bizware's revenue decreased as a result of the completion of a major contract in early 1995.

Gross margin for the three months ended March 31, 1996 was 48.4% as compared to 65.3% for the three months ended March 31, 1995. The decrease is related to reduced margins in consulting and service and software. Consulting and service margin decreased from 57.4% in 1995 to 49.8% in 1996 due to reduced margins at Bizware and the addition of Level 8 which operated at a gross margin of 38.7%. In addition, the software margin decreased due to lower sales and higher software amortization costs at Bizware and ProfitKey.

Operating expenses for the three months ended March 31, 1996 were approximately $1,571,000 as compared to approximately $974,000 for the three months ended March 31, 1995, an increase of approximately $597,000. The increase is the result of an increase in non-cash amortization charges of approximately $111,000, the addition of Level 8 operating expenses and increased staffing levels at ProfitKey as a result of new products and services being prepared for release.

Interest income increased by approximately $50,000 from 1995 to 1996 as a result of investing approximately $4,000,000 in three and six-month treasury bills.

Liquidity and Capital Resources

Operating and financing activities for the three months ended March 31, 1996 used net cash of approximately $364,000 and $48,000 respectively. At March 31, 1996, the Company had working capital of approximately $3,512,000 and a current ratio of 2.19. The Company believes that cash from operations and the proceeds from its initial public offering will be adequate to fund its working capital and capital expenditure requirements at least through the end of 1996.

The Company continued new product development at ProfitKey, Bizware and Level 8. During the three months ended March 31, 1996, the Company spent approximately $499,000 on software development.

                                     Part II

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security-Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:

          (11) Statement regarding computation of earnings per share

          (27) Financial Data Schedule

          Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 10, 1996                          ACROSS DATA SYSTEMS, INC.
    -------------------                      ------------------------------
                                                    (Registrant)



                                              s/ Robert R. MacDonald
                                             ------------------------------
                                             Robert R. MacDonald, President



                                              s/  Joseph J. Di Zazzo
                                             ------------------------------
                                             Joseph J. Di Zazzo, Controller
                                             and Chief Accounting Officer