Form 10-Q
period 1996-06-30
ACROSS DATA SYSTEMS INC
filed 1996-08-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________________to ___________________


Commission File Number 0-26392


                            ACROSS DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


            NEW YORK                                      11-2920559
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification Number)


382 Main Street, Salem, New Hampshire                       03079
(Address of principal executive offices)                 (Zip Code)


                                  (603)898-9800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    YES X   NO __

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

6,169,756 common shares, $.01 par value, were outstanding as of July 31, 1996.

                            ACROSS DATA SYSTEMS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                          Page #

        Item 1. Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets
                    at June 30, 1996 and December 31, 1995                  3

                 Condensed Consolidated Statements of Operations
                    for the three and six months ended
                    June 30, 1996 and 1995                                4-5

                 Condensed Consolidated Statements of Cash Flows
                    for the three months ended
                    June 30, 1996 and 1995                                6-7

                 Notes to Condensed Consolidated Financial Statements       8

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9

Part II. OTHER INFORMATION                                               9-11

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                               June 30,      December 31,
                                                                 1996            1995
                                                             ------------    ------------
                           ASSETS
CURRENT ASSETS
     Cash and cash equivalents                               $  2,547,000    $  3,147,509
     Marketable securities                                           --         2,044,962
     Accounts receivable, net                                   2,197,305       1,423,603
     Income taxes receivable                                      240,103            --
     Inventory                                                    168,662         125,334
     Prepaid expenses and other assets                            122,315         157,054
     Deferred income taxes                                        254,800         268,000
                                                             ------------    ------------
        Total current assets                                    5,530,185       7,166,462
                                                             ------------    ------------
PROPERTY AND EQUIPMENT, NET                                       885,050         586,881
                                                             ------------    ------------
OTHER ASSETS
     Excess of cost over net assets acquired, net               3,445,792       3,717,393
     Service contracts acquired, net                            1,888,438       2,016,850
     Software development costs, net                            2,411,773       1,505,169
     Deferred income taxes                                           --            26,400
     Deposits                                                      60,499          40,043
                                                             ------------    ------------
                                                                7,806,502       7,305,855
                                                             ------------    ------------
                                                             $ 14,221,737    $ 15,059,198
                                                             ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                    $     16,887    $     36,131
     Current maturities of loans from related companies           150,000         117,000
     Accounts payable                                             531,661         514,249
     Accrued expenses                                             369,262         444,841
     Income taxes payable                                          45,454          88,412
     Customer deposits                                            250,651         213,221
     Deferred revenue                                           1,738,654       1,648,987
                                                             ------------    ------------
        Total current liabilities                               3,102,569       3,062,841
                                                             ------------    ------------
LONG TERM DEBT, NET OF CURRENT MATURITIES                          35,409          43,975
                                                             ------------    ------------
LOANS FROM RELATED COMPANIES                                      391,753         453,847
                                                             ------------    ------------

SHAREHOLDERS' EQUITY
     Preferred stock                                                 --              --
     Common stock                                                  59,229          59,224
     Additional paid-in-capital                                10,371,673      10,371,302
     Retained earnings                                            271,266       1,096,222
     Unearned compensation                                        (14,909)        (33,323)
     Foreign currency translation adjustments                       4,747           5,110
                                                             ------------    ------------
                                                               10,692,006      11,498,535
                                                             ------------    ------------
                                                             $ 14,221,737    $ 15,059,198
                                                             ============    ============


     See notes to condensed consolidated financial statements.

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                     1996              1995
                                                 -----------       -----------
REVENUE
     Consulting and service                      $ 2,400,413       $ 2,044,142
     Software                                        371,848           630,324
     Other                                           184,104           364,418
                                                 -----------       -----------
                                                   2,956,365         3,038,884
                                                 -----------       -----------

COST OF REVENUE
     Consulting and service                        1,270,213           990,852
     Software                                        200,955            72,014
     Other                                           140,194           288,513
                                                 -----------       -----------
                                                   1,611,362         1,351,379
                                                 -----------       -----------

GROSS MARGIN                                       1,345,003         1,687,505

OPERATING EXPENSES                                 1,906,909         1,162,450

                                                 -----------       -----------
OPERATING INCOME (LOSS)                             (561,906)          525,055
                                                 -----------       -----------

 OTHER INCOME (EXPENSE)
     Interest income                                  29,380               907
     Interest expense                                 (7,259)          (17,595)
                                                 -----------       -----------
                                                      22,121           (16,688)
                                                 -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (539,785)          508,367

INCOME TAX EXPENSE                                    18,200           127,600
                                                 -----------       -----------
NET INCOME (LOSS)                                $  (557,985)      $   380,767
                                                 ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE               $    ( 0.09)      $      0.10
                                                 ===========       ===========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES                      5,922,956         3,839,166
                                                 ===========       ===========



     See notes to condensed consolidated financial statements.

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)



                                                        1996            1995
                                                    -----------     -----------
REVENUE
     Consulting and service                         $ 4,503,224     $ 3,484,208
     Software                                           661,646       1,482,938
     Other                                              350,919         469,138
                                                    -----------     -----------
                                                      5,515,789       5,436,284
                                                    -----------     -----------

COST OF REVENUE
     Consulting and service                           2,325,298       1,604,935
     Software                                           333,699         202,354
     Other                                              272,814         376,970
                                                    -----------     -----------
                                                      2,931,811       2,184,259
                                                    -----------     -----------

GROSS MARGIN                                          2,583,978       3,252,025

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          3,477,851       2,136,798

                                                    -----------     -----------
OPERATING INCOME (LOSS)                                (893,873)      1,115,227
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
     Interest income                                     80,811           2,162
     Interest expense                                   (15,094)        (33,571)
                                                    -----------     -----------
                                                         65,717         (31,409)
                                                    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
     MINORITY INTEREST                                 (828,156)      1,083,818

INCOME TAX EXPENSE (BENEFIT)                             (3,200)        319,000
                                                    -----------     -----------
INCOME (LOSS) BEFORE MINORITY INTEREST                 (824,956)        764,818

 MINORITY INTEREST IN INCOME OF
     CONSOLIDATED SUBSIDIARY                                  0          15,291
                                                    -----------     -----------
NET INCOME (LOSS)                                   $  (824,956)    $   749,527
                                                    ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE                  $     (0.14)    $      0.20
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES                         5,922,902       3,839,166
                                                    ===========     ===========


     See notes to condensed consolidated financial statements.

 ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1996 and 1995
(Unaudited)


                                                                  1996           1995
                                                               ----------      --------
OPERATING ACTIVITIES
  Net income (loss)                                            $ (824,956)     $749,527
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Depreciation                                                 87,811        54,241
      Amortization                                                538,954       235,939
      Tax effect of utilizing deferred tax assets
        that were fully reserved at date of acquisition            49,600       307,200
      Deferred income taxes                                        39,600      (403,300)
      Minority interest in income of consolidated subsidiary         --          15,291
      Changes in operating assets and liabilities:
        Accounts receivable                                      (773,702)      811,585
        Inventory                                                 (43,328)      (24,645)
        Prepaid expenses and other assets                          24,075      (128,885)
        Income taxes receivable                                  (240,103)         --
        Deposits                                                  (20,456)      (40,169)
        Accounts payable and accrued expenses                     (58,167)     (481,775)
        Income taxes payable                                      (42,958)      137,901
        Deferred revenue and customer deposits                    127,097       130,292
                                                               ----------      --------
          Net cash provided (used) by operating activities     (1,136,533)    1,363,202
                                                               ----------      --------

INVESTING ACTIVITIES
  Redemption of marketable securities                           2,044,962          --
  Purchases of property and equipment                            (385,980)      (47,209)
  Software development costs                                   (1,079,253)     (236,132)
  Employee repayments                                              10,664         6,758
  Advances to former shareholders of acquired subsidiary             --        (294,622)
  Payments to former shareholders of acquired subsidiary             --        (445,056)
  Cash acquired in acquisition                                       --           5,669
  Cost of acquisition                                                --      (2,088,217)
                                                               ----------      --------
          Net cash provided (used) by investing activities        590,393    (3,098,809)
                                                               ----------      --------

FINANCING ACTIVITIES
  Payments on long-term debt                                      (27,810)      (41,263)
  Proceeds from issuance of long-term debt                           --          31,912
  Loans from related companies                                       --       1,513,007
  Payments on loans from related companies                        (29,094)     (250,000)
  Proceeds from issuance of common stock                             --         528,400
  Proceeds from exercise of stock options                             376          --
  Deferred public offering and other costs                           --        (255,280)
                                                               ----------      --------
          Net cash provided (used) by financing activities        (56,528)    1,526,776
                                                               ----------      --------

(continued)

     See notes to condensed consolidated financial statements

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)



                                                                     1996          1995

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        $    2,159      $ 19,186
                                                               ----------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (600,509)     (189,645)

CASH AND CASH EQUIVALENTS
     Beginning of period                                        3,147,509       691,305
                                                               ----------      --------

     End of period                                             $2,547,000      $501,660
                                                               ==========      ========



     See notes to condensed consolidated financial statements.

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995 and the results of operations for the three and six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.    Principles of Consolidation

The condensed consolidated financial statements include the accounts of Across Data Systems, Inc. (Across), its 100% wholly-owned subsidiary ProfitKey International, Inc. (ProfitKey), its 100% wholly-owned Canadian subsidiary, 3077934 Canada, Inc. and its 100% wholly-owned subsidiary, Bizware Computer Systems (Canada) Inc. (Bizware), its 100% wholly-owned subsidiary, Level 8 Systems, Inc. (Level 8) and its ASU consulting division (ASU). Financial information of Level 8 is included from the date of acquisition, April 1, 1995. All intercompany accounts and transactions are eliminated in consolidation.

3.    Reclassification

Certain items in the 1995 financial statements have been reclassified in order to conform to the 1996 presentaion.

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

Results of Operations

Revenue for the three and six months ended June 30, 1996 was approximately $2,956,000 and $5,516,000 respectively, compared to revenue for the three and six months ended June 30, 1995 of approximately $3,039,000 and $5,436,000, respectively. Level 8 was acquired on April 1, 1995 and therefore is included in the six months ended June 30, 1995 only since the acquisition date. The decrease in revenue for the three months ended June 30, 1996 of $83,000 is primarily related to decreases at ProfitKey and Bizware of approximately $193,000, and $305,000, respectively. These decreases were offset by increases at Level 8 and ASU of $352,000 and $63,000, respectively. The decrease at ProfitKey is primarily from reduced hardware sales and the decrease at Bizware is related to reduced software sales and reduced service revenue. The increase at Level 8 is primarily attributed to increased consulting services from its Florida location which opened in April 1996. The increase in ASU revenue is attributed to additional services provided to existing and new clients. The increase for the six months ended June 30, 1996 of $80,000 is related to increases at Level 8 and ASU of $970,000 and $140,000, respectively. These increases were offset by decreases in revenue at ProfitKey and Bizware of approximately $308,000 and $722,000, respectively. The increase in Level 8 revenue is related to the addition of a Florida office in the second quarter of 1996 and that Level 8 was only included since its acquisition date in 1995. The increase in ASU revenue is attributed to additional services provided to existing and new clients. The decrease in ProfitKey revenue is attributed to a reduction of new software system installations and reduced hardware sales. Bizware's revenue decreased as a result of decreased software revenue related to the completion of a major contract in early 1995.

Gross margin for the three and six months ended June 30, 1996 was 45.5% and 46.8%, respectively, compared to gross margin for the three and six months ended June 30, 1995 of 55.5% and 59.8%, respectively. The decrease is related to reduced margins in consulting and service and software sales. Consulting and service margin decreased from the three months ended June 30, 1995 to June 30, 1996 from 51.5% to 47.1% and for the six months ended June 30, 1995 to June 30, 1996 from 53.9% to 48.4% due to reduced margins at Bizware and Level 8. In addition, the software margin decreased due to lower sales and higher amortization of software development costs at Bizware and ProfitKey.

Operating expenses for the three and six months ended June 30, 1996 were approximately $1,907,000 and $3,478,000, respectively, compared to operating expenses for the three and six months ended June 30, 1995 of approximately $1,162,000 and $2,137,000, respectively. The increase for the three months ended June 30, 1996 is the result of an increase in non-cash amortization charges, the addition of Level 8 operating expenses associated with the start up of the Florida location and increased staffing levels at ProfitKey as a result of new products and services being prepared for release.

Interest income for the three and six months ended June 30, 1996 increased by approximately $28,000 and $79,000, respectively. The increase is the result of investing approximately $3,000,000 in three month treasury bills.

Liquidity and Capital Resources

The Company's net losses have been funded from proceeds from its initial public offering. Operating and financing activities for the three and six months ended June 30, 1996 used net cash of approximately $782,000 and $1,193,000 respectively. At June 30, 1996, the Company had working capital of approximately $2,428,000 and a current ratio of 1.8.

The Company continued new product development at ProfitKey, Bizware and Level 8. During the three months ended June 30, 1996, the Company spent approximately $580,000 on software development. Total spending on software development costs for the six months ended June 30, 1996 were approximately $1,079,000. In addition to software development the Company used cash to fund its $824,956 loss, which included establishing a Level 8 sales and systems integration office in Florida, and purchase approximately $386,000 of property and equipment

On July 26, 1996, the Company and Candle Corporation (Candle), signed an investment agreement whereby Candle acquired, for $2,714,800, four percent of the Company's common stock at a price of $11.00 per share and signed a letter of intent that initiates a strategic alliance between the two companies. Funds were received by the Company on July 30, 1996.

                                     Part II

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-Holders

          (a) The annual meeting of shareholders of Across Data Systems, Inc. was held on May 2, 1996.

          (b) A vote was proposed to (1) elect the Board of Directors to serve for the ensuing year, and (2) to ratify the selection of Lurie, Besikof, Lapidus and Co. LLP as independent auditors for the fiscal year ending December 31, 1996.

               The  shareholders voting results are as follows:


                                                                                                 Votes
                                                                 For           Against          Withheld          Abstained
                                                                 ---           -------          --------          ---------
          (1)   Robert R. MacDonald                            5,537,602          N/A             12,207              N/A
                Arik Kilman                                    5,537,602          N/A             12,207              N/A
                Samuel Somech                                  5,537,602          N/A             12,207              N/A
                Theodore Fine                                  5,537,602          N/A             12,207              N/A
                Lenny Recanati                                 5,537,602          N/A             12,207              N/A
                Frank Klein                                    5,537,602          N/A             12,207              N/A

          (2)   Lurie, Besikof, Lapidus and Co. LLP            5,536,229         8,700                              4,880

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

Date     August 12, 1996                     ACROSS DATA SYSTEMS, INC.
     -----------------------                 -------------------------
                                                   (Registrant)



                                                 /s/  Robert R. MacDonald
                                             ------------------------------
                                             Robert R. MacDonald, President



                                                 /s/  Joseph J. Di Zazzo
                                             ------------------------------
                                             Joseph J. Di Zazzo, Controller and
                                             Chief Accounting Officer