Form 10-Q
period 1996-09-30
LEVEL 8 SYSTEMS
filed 1996-11-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ___________________


Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                  NEW YORK                               11-2920559
     (State or other jurisdiction of                   (I.R.S Employer
      incorporation or organization)                 Identification Number)



   382 Main Street, Salem, New Hampshire                     03079
  (Address of principal executive offices)                (Zip Code)


                                  (603)898-9800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

6,236,297 common shares, $.01 par value, were outstanding as of November 10, 1996.

                              LEVEL 8 SYSTEMS, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                                    Page #
          Item 1. Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets at September 30, 1996 and
                     December 31, 1995                                                                  3

                  Condensed Consolidated Statements of Operations for the three and
                     nine months ended September 30, 1996 and 1995                                    4-5

                  Condensed Consolidated Statements of Cash Flows for the three months ended
                     September 30, 1996 and 1995                                                      6-7

                  Notes to Condensed Consolidated Financial Statements                                  8

          Item 2. Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                      9

Part II.  OTHER INFORMATION                                                                          9-11

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30,     December 31,
                                                                    1996              1995
                                                                ------------      ------------
                                     ASSETS
Current assets
    Cash and cash equivalents                                   $  2,600,756      $  3,147,509
    Marketable securities                                          2,497,493         2,044,962
    Accounts receivable, net                                       2,351,592         1,423,603
    Income taxes receivable                                          597,473                --
    Inventory                                                        166,471           125,334
    Prepaid expenses and other assets                                265,488           157,054
    Deferred income taxes                                             86,500           268,000
                                                                ------------      ------------
       Total current assets                                        8,565,773         7,166,462
                                                                ------------      ------------
Property and equipment, net                                          969,933           586,881
                                                                ------------      ------------
Other assets
    Excess of cost over net assets acquired, net                   2,320,839         3,717,393
    Service contracts acquired, net                                1,861,371         2,016,850
    Software development costs, net                                2,242,969         1,505,169
    Deferred income taxes                                                 --            26,400
    Deposits                                                          60,038            40,043
                                                                ------------      ------------
                                                                   6,485,217         7,305,855
                                                                ------------      ------------
                                                                $ 16,020,923      $ 15,059,198
                                                                ============      ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                        $      8,593      $     36,131
    Current maturities of loans from related company                 122,000           117,000
    Accounts payable                                               1,452,720           514,249
    Accrued expenses                                                 618,707           444,841
    Income taxes payable                                                  --            88,412
    Customer deposits                                                204,606           213,221
    Deferred revenue                                               1,542,982         1,648,987
                                                                ------------      ------------
       Total current liabilities                                   3,949,608         3,062,841
                                                                ------------      ------------
Long term debt, net of current maturities                             26,009            43,975
                                                                ------------      ------------
Loans from related company                                           360,685           453,847
                                                                ------------      ------------
Deferred income taxes                                                  8,300                --
                                                                ------------      ------------
Shareholders' equity
    Preferred stock                                                       --                --
    Common stock                                                      62,303            59,224
    Additional paid-in-capital                                    13,020,141        10,371,302
    Retained earnings (deficit)                                   (1,400,421)        1,096,222
    Unearned compensation                                             (5,702)          (33,323)
    Foreign currency translation adjustments                              --             5,110
                                                                ------------      ------------
                                                                  11,676,321        11,498,535
                                                                ------------      ------------
                                                                $ 16,020,923      $ 15,059,198
                                                                ============      ============

See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                  1996             1995
                                                              -----------      -----------
Revenue
    Consulting and service                                    $ 2,478,017      $ 1,789,607
    Software                                                    1,581,785          218,061
    Other                                                         210,127          201,553
                                                              -----------      -----------
                                                                4,269,929        2,209,221
                                                              -----------      -----------
Cost of revenue
    Consulting and service                                      1,136,893          869,850
    Software                                                    1,354,862           46,213
    Other                                                         139,332          137,251
                                                              -----------      -----------
                                                                2,631,087        1,053,314
                                                              -----------      -----------

Gross margin                                                    1,638,842        1,155,907

Operating expenses                                              1,871,616        1,196,258
                                                              -----------      -----------
Operating income (loss) before loss on sale of subsidiary        (232,774)         (40,351)
Loss on sale of subsidiary                                      1,484,061               --
                                                              -----------      -----------
Operating income (loss)                                        (1,716,835)         (40,351)
                                                              -----------      -----------
Other income (expense)
    Interest income                                                36,203           51,440
    Interest expense                                              (12,955)         (12,153)
                                                              -----------      -----------
                                                                   23,248           39,287
                                                              -----------      -----------
Income (loss) before income taxes                              (1,693,587)          (1,064)

Income tax expense (benefit)                                      (21,900)          41,000
                                                              -----------      -----------
Net income (loss)                                             $(1,671,687)     $   (42,064)
                                                              ===========      ===========

Net income (loss) per common share                            $     (0.27)     $     (0.01)
                                                              ===========      ===========

Weighted average common and common equivalent shares            6,107,959        5,510,355
                                                              ===========      ===========

See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                  1996             1995
                                                              -----------      -----------
Revenue
    Consulting and service                                    $ 6,981,241      $ 5,367,495
    Software                                                    2,243,431        1,700,999
    Other                                                         561,046          577,011
                                                              -----------      -----------
                                                                9,785,718        7,645,505
                                                              -----------      -----------
Cost of revenue
    Consulting and service                                      3,462,191        2,559,995
    Software                                                    1,688,561          248,567
    Other                                                         412,146          429,011
                                                              -----------      -----------
                                                                5,562,898        3,237,573
                                                              -----------      -----------
Gross margin                                                    4,222,820        4,407,932

Operating expenses                                              5,349,467        3,333,057
                                                              -----------      -----------
Operating income (loss) before loss on sale of subsidiary      (1,126,647)       1,074,875
Loss on sale of subsidiary                                      1,484,061               --
                                                              -----------      -----------
Operating income (loss)                                        (2,610,708)       1,074,875
                                                              -----------      -----------
Other income (expenses)
    Interest income                                               117,014           53,602
    Interest expense                                              (28,049)         (45,724)
                                                              -----------      -----------
                                                                   88,965            7,878
                                                              -----------      -----------
Income (loss) before income taxes and minority interest        (2,521,743)       1,082,753

Income tax expense(benefit)                                       (25,100)         360,000
                                                              -----------      -----------
Income (loss) before minority interest                         (2,496,643)         722,753

Minority interest in income of consolidated subsidiary                 --           15,291
                                                              -----------      -----------
Net income (loss)                                             $(2,496,643)     $   707,462
                                                              ===========      ===========

Net income (loss) per common share                            $     (0.42)     $      0.16
                                                              ===========      ===========

Weighted average common and common equivalent shares            5,985,265        4,396,229
                                                              ===========      ===========

See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                     1996             1995
                                                                 -----------      -----------
Operating activities
  Net income (loss)                                              $(2,496,643)     $   707,462
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
      Depreciation                                                   138,241           84,861
      Amortization                                                   798,269          418,602
      Loss on sale of subsidiary                                   1,484,061               --
      Tax effect of utilizing deferred tax assets
        that were fully reserved at date of acquisition               49,600          355,500
      Deferred income taxes                                          166,600         (430,300)
      Minority interest in income of consolidated subsidiary              --           15,291
      Changes in operating assets and liabilities:
        Accounts receivable                                         (819,696)         712,808
        Income taxes receivable                                     (596,299)              --
        Inventory                                                    (41,137)         (45,478)
        Prepaid expenses and other assets                           (129,667)         (92,994)
        Deposits and deferred costs                                  (24,820)              --
        Accounts payable and accrued expenses                      1,061,578         (572,719)
        Income taxes payable                                        (115,417)         (72,219)
        Deferred revenue and customer deposits                      (114,295)           3,617
                                                                 -----------      -----------
          Net cash provided (used) by operating activities          (639,625)       1,084,431
                                                                 -----------      -----------
Investing activities
  Purchases of marketable securities                              (2,497,493)      (1,999,772)
  Redemption of marketable securities                              2,044,962               --
  Purchases of property and equipment                               (600,170)        (167,569)
  Software development costs                                      (1,509,331)        (384,870)
  Employee (advances) repayments                                      21,225            1,747
  Advances to former shareholders of acquired subsidiary                  --         (294,622)
  Payments to former shareholders of acquired subsidiary                  --         (445,056)
  Payments received on advances to former
    shareholders of acquired subsidiary                                   --          225,940
  Proceeds from sale of subsidiary                                   120,000
  Cash acquired in acquisition                                            --            5,669
  Cost of acquisition                                                     --       (2,118,217)
                                                                 -----------      -----------
          Net cash (used) by investing activities                 (2,420,807)      (5,176,750)
                                                                 -----------      -----------
Financing activities
  Payments on long-term debt                                         (45,504)         (60,860)
  Proceeds from issuance of long-term debt                                --           31,912
  Loans from related companies                                            --        1,513,007
  Payments on loans from related companies                           (88,162)        (878,519)
  Proceeds from issuance of common stock                           2,609,742        6,673,498
  Proceeds from exercise of stock options                                889
                                                                                       42,176
  Repurchase of common stock                                              --           (3,400)
                                                                 -----------      -----------
          Net cash provided by financing activities                2,518,252        7,276,527
                                                                 -----------      -----------

(continued)
See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                     1996             1995
                                                                 -----------      -----------
Effect of exchange rate changes on cash                          $    (4,573)     $    16,843
                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents                (546,753)       3,201,051

Cash and cash equivalents
    Beginning of period                                            3,147,509          691,305
                                                                 -----------      -----------

    End of period                                                $ 2,600,756      $ 3,892,356
                                                                 ===========      ===========

See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995 and the results of operations for the three and nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


2.   Principles of Consolidation

The condensed consolidated financial statements include the accounts of Level 8 Systems, Inc., (Level 8), its 100% wholly-owned U.S. subsidiaries ProfitKey International, Inc. (ProfitKey) and Level 8 Technologies, Inc., its 100% wholly-owned Canadian subsidiary, 3077934 Canada, Inc. and its 100% wholly-owned subsidiary, Bizware Computer Systems (Canada) Inc. (Bizware), and its ASU consulting division (ASU). All financial information of subsidiaries is included from the date of acquisition. All intercompany accounts and transactions are eliminated in consolidation. On September 9, 1996 the Company sold substantially all of the assets of Bizware for $230,000.


3.   Reclassification

Certain items in the 1995 financial statements have been reclassified in order to conform to the 1996 presentation.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview

Level 8 Systems, Inc., through its wholly-owned subsidiaries ProfitKey, Bizware, and Level 8 Technologies and its ASU consulting division, develops and markets business software and provides consulting and ancillary services. The Company's products and services include: transactional messaging middleware and distributed object technology, which facilitate communication among applications that reside on distributed and often incompatible hardware and software; industry specific ("vertical") software applications the Company has developed for manufacturers and for the petroleum and convenience store industry; and consulting services for enterprise messaging and for the manufacturing and financial services industries.

In July 1996, the Company decided to focus on the middleware activities of Level 8 Technologies. As part of that strategy, on September 9, 1996, the Company sold substantially all of the assets of Bizware, its wholly owned subsidiary, for $230,000, and in connection therewith, the Company recognized a loss of $1,484,061.


Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenue for the nine month period ended September 30, 1996 increased by approximately $2,100,000 or 28% over the nine months September 30, 1995. The increase was attributable primarily to an approximately $3,000,000 or 294% increase in the revenue of Level 8 Technologies. Approximately $618,000 of the increase of revenue of Level 8 Technologies was attributable to the inclusion of revenue for the entire 1996 period compared to only six months of 1995 following the acquisition of Level 8 Technologies on April 1, 1995, and approximately $2,400,000 or 233% was attributable to an increase in revenue of Level 8 Technologies during the comparable six months periods. The increase in revenue of Level 8 Technologies was offset by a decrease of the Bizware revenue of approximately $842,000.

Cost of revenue for the nine month period ended September 30, 1996 increased by approximately $2,300,000 or 72% over the nine months ended September 30, 1995. The increase was attributable primarily to an approximately $2,000,000 or 263% increase in the cost of revenue of Level 8 Technologies. Approximately $379,000 of the increase of the cost of revenue of Level 8 Technologies was attributable to the inclusion of cost of revenue for the entire 1996 period compared to only the six months of 1995 following the acquisition of Level 8 Technologies on April 1, 1995, and approximately $1,576,000 or 212% was attributable to an increase in cost of revenue of Level 8 Technologies during the comparable six month period in 1995. As a percent of revenue, cost of revenue increased from 42% for the nine months ended September 30, 1995 to 57% for the comparable 1996 period. This increase was attributable primarily to an 86% cost of revenue for sales in 1996 of approximately $1,100,000 of third-party software licenses.

Operating expense for the nine month period ended September 30, 1996 increased by approximately $2,000,000 or 60% over operating expense for the nine months ended September 30, 1995. The increase was attributable primarily to Level 8 Technologies opening a new office and staffing expenses related thereto and additional three months of operations in 1996 for Level 8 Technologies totaling approximately $1,200,000. The balance of the increase was due to increased sales and marketing expense at ProfitKey and increased general corporate overhead. As a percentage of revenue, operating expense increased from 44% for the nine months ended September 30, 1995 to 55% for the nine months ended September 30, 1996 (excluding the loss associated with the sale of Bizware).

Other income (expense) for the nine month period ended September 30, 1996 increased to approximately $89,000 from approximately $8,000 during the comparable nine month period in 1995 primarily due to interest earned from investment of cash remaining from the Company's July 1995 initial public offering.

Income tax expense (benefit) was 1% and 33% of income before taxes and minority interest for the nine months ended September 30, 1996 and September 30, 1995, respectively. The effective tax rate differed from the federal statutory tax rate (i.e. 34%) in 1996 primarily due to the non-deductibility of the loss on the sale of a subsidiary and the change in the deferred tax valuation allowance.

Minority interest in income of consolidated subsidiary was eliminated starting April 3, 1995, when the Company acquired the minority interest in ProfitKey.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenue for the three months ended September 30, 1996 increased approximately $2,100,000 or 93% over the three months ended September 30, 1995. The increase was attributable primarily to the increase in revenue of Level 8 Technologies of approximately $2,000,000. This increase is primarily related to an increase in service revenue of approximately $770,000 and an increase in software revenue of approximately $1,200,000.

Cost of revenue for the three months ended September 30, 1996 increased by approximately $1,578,000 or 150% over the three months ended September 30, 1995. The increase was attributable primarily to an increase in cost of revenue of Level 8 Technologies of approximately $1,400,000 and an increase in cost of revenue of ProfitKey of approximately $130,000. The increase in cost of revenue of Level 8 Technologies is related to an increase in service costs of approximately $300,000 and the cost of software of approximately $1,100,000. The increase in cost of revenue of ProfitKey is primarily related to the increase in software amortization cost of approximately $90,000. As a percentage of revenue, cost of revenue increased from 48% for the three month period in 1995 to 62% for the comparable 1996 period. This increase was attributable primarily to an 86% cost of revenue for sales in 1996 of approximately $1,100,000 of third-party software licenses.

Operating expense for the three months ended September 30, 1996 increased approximately $675,000 or 56% over the three months ended September 30, 1995. The increase in operating expense is primarily attributable to increased staffing at Level 8 Technologies and ProfitKey and increased general corporate overhead. As a percentage of revenue, operating expense decreased from 54% for the three months ended September 30, 1995 to 44% for the three months ended September 30, 1996 (excluding the loss associated with the sale of Bizware).

Other income (expense) for the three months ended September 30, 1996 decreased to approximately $23,000 from approximately $39,000 during the comparable three month period in 1995 primarily due to a reduction in the amount of cash available for investment in interest bearing funds.

Income tax expense (benefit) differed from the federal statutory tax rate (i.e. 34%) in 1996 primarily due to the non-deductibility of the loss on the sale of a subsidiary and goodwill; and in 1995 primarily due to the non-deductibility of goodwill.


Liquidity and Capital Resources

In 1996, the Company funded its operations with cash remaining from its initial public offering. For the nine months ended September 30, 1996, the Company used net cash of approximately $640,000 for operations, expended approximately $1,500,000 for capitalized software development, and expended approximately $600,000 on equipment. In July 1996, Candle acquired 246,800 shares of Common Stock at a price of $11.00 per share, or $2,714,800 before cost of issuance. The funds were invested primarily in short-term, interest-bearing securities. At September 30, 1996, the Company had working capital of approximately $4,600,000 and a current ratio of 2.17.

The Company filed a registration statement on November 4, 1996 and expects to raise approximately $6,000,000 from the sale 600,000 shares of the Company's Common Stock.

                                     Part II

                   ACROSS DATA SYSTEMS, INC. AND SUBSIDIARIES
                                OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security-Holders

          (a) A special meeting of shareholders was held on September 25, 1996 to consider and act upon a proposal to amend the Corporation's certificate of incorporation to change the Corporation's name to Level 8 Systems, Inc.


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:

          (11) Statement regarding computation of earnings per share

          (27) Financial Data Schedule

          Reports on Form 8-K:

          Agreement of sale of assets effective September 9, 1996 between Bizware Computer Systems (Canada) Inc. and 3203174 Canada Inc. previously filed on September 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  November 13, 1996                 LEVEL 8 SYSTEMS, INC.
      -----------------                 ---------------------
                                             (Registrant)


                                        /s/   Arik Kilman
                                        ---------------------------
                                        Arik Kilman, President



                                        /s/  Joseph J. Di Zazzo
                                        ---------------------------
                                        Joseph J. Di Zazzo, Controller and
                                        Chief Accounting Officer