Form 10-K
period 1996-12-31
LEVEL 8 SYSTEMS
filed 1997-03-13
CIK 945384

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     Form 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1996
                                         or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                              Commission File No. ?



                                  LEVEL 8 SYSTEMS, INC.
                 (Exact name of registrant as specified in its charter)

                       New York
11-2920559
             (State or other jurisdiction of              I.R.S.
Employer
              incorporation or organization)
Identification No.)

One Penn Plaza, Suite 3401, New York, New York
10119
   (Address of principal executive offices)                  (Zip
Code)

                                     (212) 244-1234
                 (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the
Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01
par value



       Indicate by check mark if disclosure of delinquent filers pursuant to Item
]405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

       Indicate by check mark whether the registrant (1) has
filed all reports
required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of
1934 during the preceding 12 months (or such shorter period that the registrant
was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes  X   No ___.

       The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $86,146,545 based on the price of the last reported sale on the over-the-counter National Market System on March 11, 1997 reported by NASDAQ.

       As of March 11, 1997, there were 6,961,337 shares of Common Stock, $.01 par value, outstanding.

                           DOCUMENTS INCORPORATED BY REFERENCE

       The responses to items 10, 11, 12, and 13 herein are incorporated by reference to certain information in the Company's Definitive
Proxy Statement for
its Annual Meeting of Shareholders to be held May 6, 1997.

                                      PART I

Item 1.  Business

General

       Level 8 Systems, Inc. (the "Company" or "Level 8") believes that it has established itself as a technology leader in the rapidly growing middleware marketplace. The Company's middleware products and services, some of which have been developed pursuant to contracts with International Business Machines
Corporation ("IBM") and Microsoft Corporation ("Microsoft"), utilize messaging and object technology to solve enterprise-wide integration problems associated with linking legacy environments, the desktop and the internet. During 1996, the
Company entered into agreements with Candle Corporation ("Candle"), pursuant to which Candle purchased 246,800 shares of Common Stock for $11.00 per share and acquired certain rights to technology developed by the Company and will acquire certain non-exclusive rights to the Company's products, including Falcon External
Gateways (as described below). In addition, the Company, through its wholly-owned subsidiary, ProfitKey International, Inc. ("ProfitKey"), offers MRP
II and shop-floor scheduling packages and related services.

       The Company has experienced steady growth on a quarter-to-quarter basis in its middleware products and services operations since 1195, as the Company's focus and operating strategy have evolved from that of an industry specific
("vertical") software developer to a provider of middleware products and services. Industry sources have estimated that the messaging middleware market exceeded $100 million in 1995 and that such market is expected to grow to approximately $1.7 billion by the year 2000.

       The Company, through its wholly-owned subsidiary, Level 8
Technologies,
Inc. ("Level 8 Technologies"), has been designated an IBM Premier
Partner for IBM
MQSeries. Pursuant to contracts with IBM, Level 8 Technologies has ported version 2 of MQSeries to the DEC VMS platform and will be entitled to royalties, if any, from sales of the ported products, and has ported IBM's distributed object product, DSOM. In addition, the Company provides installation, education, integration and help-desk services in support of IBM and Level 8 Technologies sales of MQSeries licenses. Samuel Somech, co-founder of Level 8 Technologies, was the original designer of the transactional messaging product that became version 1 of MQSeries.

       Microsoft has selected the Company to develop messaging gateways (called
"Falcon External Gateways") to facilitate communications between computers running Microsoft's messaging product (called "Falcon") and various non-Microsoft environments. Microsoft developed Falcon as a transactional messaging system for use within Microsoft Window NT and Windows 95. Level 8 Technologies' Falcon
External Gateways are being developed and are owned by Level 8 Technologies and facilitate communications of Falcon with IBM MQSeries, mainframes and UNIX-based
Systems. Microsoft's Falcon and Level 8 Technologies' Falcon External Gateways are currently being Beta tested and are expected to be available for shipment in mid-1997. Microsoft has indicated an intent to promote Level 8 Technologies'
Falcon External Gateways.

       The Company is developing DOT/XM, a product that uses third-party transactional messaging and distributed object products in a Level 8 Technologies designed tool that facilitates integration of legacy systems into modern, open system architectures, by representing the legacy system as a collection of objects. The first large commercial installation of DOT/XM is currently taking place at ABN/AMRO bank.

       The Company's expansion plan is to grow primarily on the basis of Level
8 Technologies middleware products, such as messaging gateways, DOT/XM and other software tools that permit access to legacy information from any computing environment. Other products under development by the Company, and with respect to which the Company currently is offering consulting services, are (a) a publish/subscribe product, which sends designated data ("publish") to interested users ("subscribers") using transactional messaging as the delivery mechanism and
(b) an internet-application integration product, which uses portions of the
DOT/XM framework to integrate commercial transactions on the internet with legacy systems of the selling corporation.

       Through ProfitKey, the Company offers MRP II and shop-floor scheduling software packages, as well as related installation, training and support services. Historically, ProfitKey has directed its software packages to job shops and custom manufacturers, which use ProfitKey's software package to facilitate "just-in-time" deliveries and efficient scheduling of expensive shop-floor equipment.

       The Company began operations in 1988 as a wholly-owned subsidiary of Liraz
Systems Ltd. (together with its wholly-owned subsidiaries, "Liraz"), an Israeli public company that is a systems integrator. Since 1988, the Company, through its ASU consulting division ("ASU"), has provided systems integration consulting services primarily to manufacturing businesses in the State of California. In
October 1994, the Company acquired ProfitKey and Bizware Computer
Systems
(Canada) Inc. ("Bizware"), and, in April 1995, the Company acquired Level 8
Technologies. In July 1996, the Company decided to focus on the middleware activities of Level 8 Technologies, and, in that connection, in September 1996, sold substantially all the assets of Bizware for $230,000 and subsequently changed the Company's name from Across Data Systems, Inc. to Level 8 Systems,
Inc. The Company completed a public offering in December 1996, selling 705,000 shares of Common Stock at an offering price of $11.00 per share.

Level 8 Technologies Products and Services

       Level 8 Technologies' Products. The Company's expansion plan is to grow primarily on the basis of middleware products developed by Level 8 Technologies, such as messaging gateways and software tools that permit access to legacy information from any computing environment. Each of the products offers the opportunity to deliver services with the products and, to the extent that the sale is made directly by the Company, Level 8 Technologies plans to offer the services. The products also will be sold through other distribution channels, such as Candle, IBM or Microsoft Business Partners, and those third-party sellers will be encouraged and trained to provide services. The products are at various stages of development, as described below. There can be no assurance the development process will not encounter delays and unforeseen problems, which could materially delay the commercial introduction of a particular product or jeopardize that entire product.

       Falcon External Gateways. Microsoft has developed a transactional messaging product, Microsoft Falcon, for use with the Microsoft Windows NT and
Windows 95 operating systems. Level 8 Technologies was selected by Microsoft to develop components of software that allow messages to be passed from Falcon to
IBM MQSeries and directly to other systems, such as mainframes and those running the UNIX operating system (collectively, the "Falcon External Gateways").
Microsoft has agreed to recommend exclusively Level 8
Technologies' Falcon
External Gateways for the first year after commercial release of the gateways.
IBM has licensed to Level 8 Technologies portions of its API from IBM MQSeries for use with the Falcon External Gateways to facilitate connections between
Microsoft's Falcon and IBM MQSeries.  Microsoft's Falcon and
Level 8
Technologies' Falcon External Gateways are in Beta site testing, and Microsoft's
Falcon and Level 8 Technologies' Falcon External Gateways are expected to be available for sale in mid-1997. Level 8 Technologies' Falcon External Gateways are expected to sell for $500 to $10,000, depending on the platform. A gateway will be purchased for each of the two systems being connected.

       Level 8 Technologies' Falcon External Gateway family of products is designed primarily for customers using Windows NT LANs co-existing with other hardware platforms. By the year 2000, the installed base for Windows NT has been projected by industry sources to grow to 7 to 10 million servers. The Company estimates that each of 35,000 IBM mainframes and 1.2 million UNIX systems will be connected via messaging to multiple Windows NT servers. The Company believes that Falcon Gateways will permit interfaces between such systems.

       The Falcon Gateways family of products is designed to provide efficient and reliable access to IBM mainframes, numerous UNIX platforms, such as Sun
Solaris, AIX, HP-UX and AT&T GIS, as well as AS/400, OS/2, Sun OS and VMS.
Communication is accomplished through a reliable message queuing technology offering assured message delivery, time independent messaging and a consistent
API across all platforms.

       Distributed Object Transactions. DOT/XM is a Level 8 Technologies developed tool that facilitates the integration of legacy systems into modem open systems architectures by representing legacy systems as a collection of objects.
It includes a software framework for the server that is a middle-tier in a three-tier computing architecture. The server responds to requests for information from a front-end client by reformatting the request for communication directly to legacy machines in their standard communication format or via a transactional messaging product, such as IBM MQSeries. This "wrapping" of the legacy machine is accomplished on the server, so that few, if any, changes to code are necessary on the legacy machine. The server utilizes IBM MQSeries as the transactional messaging vehicle within the server framework and optionally to the legacy machine. The server framework also utilizes a distributed ORB that complies with the CORBA standard, such as DSOM or ORBIX. The server has a core framework of objects that perform the same functions for all installations of the server. The framework includes functions such as systems management, communications and security. The server also has a class library of business objects from which objects will be selected to perform similar functions for different operating environments, and it will have custom business objects designed for the particular customer. DOT/XM is priced at approximately $150,000 for a single service application, with site licenses expected to be priced in the
$500,000 to $1,000,000 range. Installations include extensive use of services to customize DOT/XM business objects to particular applications.

       Publish/Subscribe. The publish/subscribe product uses transactional messaging products, such as MQSeries or Microsoft Falcon, as the delivery mechanism to send designated data ("publish") to interested users ("subscribers"). The alternate technique is for interested users to query the database on a regular basis to determine if information of interest has been added to the database.

       Internet-Application Integration. Level 8 Technologies is developing an internet-application integration product that uses portions of the DOT/XM framework to integrate commercial transactions on the internet with applications running on the legacy systems of the selling corporation. A prototype was demonstrated at the Object Expo/Java Expo show in New York City during August
1996. The prototype was a home banking application that used JAVA apples to provide the GUI screen for a client that could be located in the home and used the internet as the communications link to a server at the bank. The server accessed information on the customer from an MVS mainframe using IBM MQSeries and portions of the DOT/XM distributed object framework. Level 8 Technologies believes its technology will be important for companies that wish to conduct commerce on the internet and need to integrate that commerce with the legacy computers that are being used in their existing businesses.

       Level 8 Technologies Services. Level 8 Technologies provides systems integration services drawing on its expertise in transactional messaging and distributed objects and offers a family of services designed to meet the needs of companies installing third-party transactional messaging products. These services have been provided to over 40 major companies, including: financial institutions, such as ABN/AMRO Bank N.A., American Express, Chase Manhattan Bank,
Franklin Templeton Group, John Hancock Mutual Life Insurance
Company, NationsBank
Corp., New York Mercantile Exchange, Trigon Blue Cross/Blue
Shield and Travelers
Life Insurance; transportation companies, such as CSX Technology and Transquest
(Delta Airlines); manufacturing companies, such as Motorola Inc., NSK Corp. and
Stanley Tool; retailers, such as K-Mart Corp., The Dillon
Company, Inc. and The
May Company; and government agencies, such as Fannie Mae. The following packaged transactional messaging services are being offered for IBM MQSeries and are expected to be offered for Microsoft's Falcon:

              MQ/Quick Start. A fixed price service designed to get the customer started using transactional messaging. Software is installed, configured and tested for a particular application. Hands-on training is provided to customer personnel.

              MQ/Educational Services. Classroom training in messaging is provided at the customer's site or at Level 8 Technologies' Boca
Raton, Florida
training facility. Theory is taught in addition to practical applications, including an actual application workshop.

              MQ/Fast Track Functional Slice.  Level 8
Technologies demonstrates
the value of messaging and its business advantage by automating a chosen application based on an on-site requirements analysis. If appropriate, Level 8
Technologies will design graphical user interface screens created for the application and integrate messaging and an application into the client-server architecture.

              MQ/Enterprise Rollout. Level 8 Technologies staff assist customers with application of transactional messaging for multiple applications and provides skills transfer required to deliver production strength systems.

              MQ/Help Center. Level 8 Technologies offers continuous help desk support, which can be accessed by telephone or facsimile or through the internet.

ProfitKey Products and Services

       ProfitKey offers manufacturing resource planning ("MRP II") and shop-floor scheduling software packages, and related installation, training and support services for use by manufacturing businesses. ProfitKey is a value added reseller of various computers, barcode equipment and several related software packages.

       ProfitKey's principal product, the Rapid Response Manufacturing software package, addresses the needs of make-to-order job shop and custom manufacturers.
The customers of these make-to-order manufacturers, such as large automobile companies, frequently impose on their make-to-order suppliers especially stringent delivery deadlines, which, in turn, result in unusually complex equipment scheduling and other scheduling requirements for the make-to-order manufacturer. User preferences will allow users to customize table displays according to their own needs. Liraz and ASU have provided contract development services for this project. The GUI version of RRM is scheduled for release in mid 1996. Rapid Response Manufacturing's particular strength is its shop-floor scheduler, which is especially useful for manufacturers attempting to meet the
"just-in-time" delivery requirements of their customers. ProfitKey also offers a fully integr ated MRP II software package for the make-to- stock manufacturer.

       The Rapid Response Manufacturing software package is comprised of a core module, plus 20 optional modules to fit the needs of the particular manufacturer.
The software offers a wide range of easy-to-use tools, including: a workbench-style framework with extensive on-screen inquiry displays, flexible browse features, pop-up windows and graphs; a variety of loading and scheduling options; management query tools for custom reports and Windows-based export of data; bar code entry of labor and job tracking data; and numerous on-screen and printed reports. The package allows manufacturers to prepare estimates, enter orders, manage capacity (labor, materials, machines and work centers), schedule and track jobs, manage inventory, prepare shipping documents and prepare financial statements.

       The software package is priced based on the number and types of modules ordered, the hardware platform employed and the number of users.
Typical
configurations on UNIX and Novell platforms sell for approximately $35,000 to
$40,000; on an AS/400 platform, the package sells for approximately $70,000 to
$80,000.

       The purchase price of ProfitKey software includes a professional services audit, which recommends an implementation plan supported by ProfitKey consultants. A minimum 10-day implementation plan is required, but the typical audit recommends a plan of 30 to 50 days of support services.
The daily rate
charged is between $800 and $ 1,100, depending upon the length of the contract and the skills required.

       ProfitKey is currently rewriting its software in a fourth generation language with graphical user interface. The existing version is written in
RM/COBOL and runs on UNIX, AS/400 and DOS platforms and Novell networks and with
ProfitKey's proprietary database or native AS/400 or oracle databases. The new product will use an object- oriented programming approach, employing GUPTA's SQL
Windows, and is being designed to run on multiple hardware platforms and commercial databases. The Company believes the new software will be available in mid- 1997. However, there can be no assurance the development process will not encounter delays and unforeseen problems, which could materially delay the commercial introduction of the product or jeopardize the entire product.

       ProfitKey offers an 11-hour hotline to its service department for troubleshooting at an hourly charge or as part of an annual maintenance contract.
ProfitKey's average response time is two hours. ProfitKey offers its customers annual maintenance contracts at a cost ranging between 12% and 15% of the base software license fee, which entitles the customer to telephone support and new releases of the software.

ASU Consulting Services

       The ASU Consulting group provides consulting services to high technology manufacturers in the San Francisco Bay area. The group also provides contract development services to ProfitKey and consulting services for Level 8.

       The table below shows the Company's percentage of net revenues by category for the years indicated. The revenues for 1995 include the results of ASU,
ProfitKey and Bizware for the full year, and Level 8 from its acquisition on
April 1, 1995. The revenues for 1994 include ASU for the full year, ProfitKey from its acquisition on October 3, 1994 and Bizware from its acquisition on
October 28, 1994. The revenues for 1993 include only the results of the
Company's ASU consulting division.

                   Percentage of Level 8 Net Sales By Revenue
Category

                                Consulting
                               and Services       Software
Other      Total
       1993...............         100%              0%
0%       100%
       1994...............          72              25          3
      100
       1995...............          70              22          8
      100
       1996...............          72              22          6
      100

Markets and Marketing

       The Company sells its products and services primarily in the United
States, with additional sales in Canada and the United Kingdom.

       The middleware marketplace is in the early stages of development.
Industry sources have estimated that the messaging middleware market exceeded
$100 million in 1995 and that such market is expected to grow to exceed $1.7 billion by the year 2000. The need for middleware products and services results from the move to distributed processing and from the proliferation of computer platforms. Businesses that have these disparate systems need a cost effective and reliable method to enable the disparate systems to communicate with each other. This need has grown as companies have spread geographically, have acquired new operations and have offered new services, such as electronic commerce on the internet, that require access to information located throughout the enterprise. Companies such as IBM, Digital Equipment Corporation, SUN
Microsystems and Microsoft have introduced middleware products that work across multiple platforms and that provide opportunities for add-on products and services, such as those provided by Level 8 Technologies.

       Level 8 Technologies markets and sells its products and services by calling directly on large financial services companies and through referrals to other companies from its association with hardware and software providers. In
July 1996, the Company entered into an agreement with Candle, pursuant to which, among other things, the Company agreed to grant Candle certain distribution rights and technology licenses for Falcon External Gateways and a technology license agreement for DOT/XM. In August 1996, the Company sold Candle all the
Company's rights to MQ Secure, a security product the Company developed for IBM
MQSeries. In February 1996, Level 8 Technologies entered into a licensing agreement with IBM for portions of IBM MQSeries technology, which gives IBM certain rights to distribute Level 8 Technologies' Falcon External Gateways.

       ProfitKey sells into a mature market that has developed specialty products for particular manufacturing segments. ProfitKey's expertise is in shop floor scheduling systems, which are most important to make-to-order manufacturers
(i.e., are manufacturers who generally start to manufacture a product only after an order is received). These manufacturers tend to be small to medium in size.
ProfitKey has targeted facilities with 50 to 200 employees and sells to them with a direct sales force augmented in some territories by regional agents.

Customers

       In 1996, one customer accounted for approximately $1.3 million of the
Company's revenue, which represented approximately 10% of the Company's revenue for the year. No customer accounted for more than 10% of the Company's revenue in 1995.

Competition

       The Company competes in the application software and systems integration services markets, as well as in the developing market for transactional messaging and distributed object middleware. Such markets are highly competitive, and the
Company believes competition will intensify in such markets in the future. The
Company competes with developers of middleware, such as Digital
Equipment
Corporation, IBM, Candle and Microsoft; with providers of systems integration services, such as Andersen Consulting and Logica PLC and numerous local and regional providers of consulting and integration services; and with providers of software packages for particular markets, such as Fourth Shift Corporation and
Symix Systems, Inc. The Company's competitors generally have substantially larger operations, have broader product lines with greater name recognition and market acceptance and have significantly greater financial, marketing, personnel and operating resources than the Company.

Intellectual Property

       The Company does not have any patents and has not filed any patent applications. The Company relies on a combination of trade secret laws, nondisclosure and other contractual agreements and technical measures to protect its rights in its know-how and its proprietary products. The foregoing may not afford the Company sufficient protection for its know-how and products, and other parties may develop similar know-how and products, duplicate the Company's know-how and products or be granted patents that would materially and adversely affect the Company's business.

       The Company believes its products and services do not infringe the rights of third parties; however, while the Company has not received notice of any infringement claims, third parties may assert such claims against the Company, and such claims could require the Company to enter into license agreements with respect to the technology in question or enter into royalty arrangements or could result in litigation, which could materially and adversely affect the Company's business.
There can be no assurance the Company would acquire such licenses on terms acceptable to the Company or at all. Any failure of the Company to acquire such licenses could materially and adversely affect the Company's business and prospects.

Employees

       The Company believes its employee relations are satisfactory. The employees are not represented by a labor union, and the Company has never experienced any labor problems resulting in a work stoppage. As of December 31,
1996, the Company had 118 employees.

Executive Officers of the Registrant

       The names, ages and positions of the executive officers of the Company are listed below, along with their business experience during the past five years.
The officers are elected annually and serve at the discretion of the
Board of Directors:

Name                Age    Office                      Business
Experience During
                                                       The Past
Five Years
Arie Kilman         43     Chief Executive Officer     Chief
Executive Officer
                           and Director                of the
Company since July
                                                       1996,
President of the
                                                       Company
from July 1996 to
                                                       October
1996, Chairman of
                                                       the Board
of Directors of
                                                       the
Company from December
                                                       1994 to
July 1996.
                                                       Chairman
and Chief
                                                       Executive
Officer of Level
                                                       8
Technologies from July
                                                       1996.
Chairman of the
                                                       Board and
President of
                                                       Liraz
Systems, Ltd. since
                                                       1983.

Robert R. McDonald  52     Chairman of the Board of   Chairman of
the Board of
                           Directors                   Directors
from July 1996,
                                                       President
and Chief
                                                       Executive
Officer of the
                                                       Company
from October 1994
                                                       to July
1996, Director
                                                       since
December 1994,
                                                       Treasurer
of the Company
                                                       from
December 1994 to
                                                       April
1995, Chairman of
                                                       the Board
and Chief
                                                       Executive
Officer of
                                                       Bizware
from October 1994
                                                       to
September 1996,
                                                       President
and Chief
                                                       Executive
Officer of
                                                       ProfitKey
from May 1994
                                                       to July
1996 and Director
                                                       of
ProfitKey since
                                                       November
1984, Chairman
                                                       of the
Board of Land and
                                                       Sea, Inc.
since March
                                                       1990, and
Chief Executive
                                                       Officer of
Land and Sea,
                                                       Inc. from
March 1990 to
                                                       December
1994. As of February 10,
                                                       1997
Robert MacDonald has served as
                                                       President
and General Manager of
                                                       Bios
Group, LP.

Joseph J. Di Zazzo   38    Controller; Chief          Chief
Accounting Officer,
                            Accounting Officer;        Treasurer
and Secretary
                            Treasurer and Secretary    of the
Company since April
                                                       1995,
Controller since
                                                       January
1995, Vice
                                                       President,
Finance of
                                                       ProfitKey
since January
                                                       1995,
Controller of
                                                       ProfitKey
from May
                                                       1992 to
January 1995,

self-employed in video
                                                       business
from June 1991
                                                       to May
1992, Controller
                                                       of
Workstation

Technologies from April
                                                       1987 to
June 1991.


Samuel Somech       44     President and Director      President
of the Company
                                                       since
October 1996,
                                                       Director
of the Company
                                                       since
April 1995, Vice
                                                       President
of the Company
                                                       from April
1995 to October
                                                       1996,
President and Chief
                                                       Operating
Officer of Level
                                                       8
Technologies since April
                                                       1995,
Co-founder of Level
                                                       8 in
February 1994,
                                                       Technical
Director,
                                                       Messaging
Group of Apertus

Technologies, Inc. from
                                                       January
1994 to March
                                                       1994,
Technical Director,
                                                       Messaging
Group of NYNEX
                                                       from
September 1990 to
                                                       December
1993.

Item 2.  Properties

       The Company leases approximately 29,000 square feet of administrative space. The Company's facilities are as follows:


Ownership   Square
Location                      Function                     Status
    Feet

Salem, New Hampshire    Corporate offices ProfitKey        Leased
    15,600

New York, New York      Corporate office of Level 8 and    Leased
     5,125
                        Level 8 Technologies

Framingham,             Development office for Level 8     Leased
       700
 Massachusetts          Technologies

Boca Raton, Florida     Development office for Level 8     Leased
     3,950
Technologies


Boca Raton, Florida     Training facility for Level 8      Leased
     1,740
                        Technologies

Santa Clara, California Corporate office of ASU            Leased
     1,750

      The corporate offices of Level 8 and Level 8 Technologies in New York are covered by a lease that expires in November 2000. The lease for the ProfitKey office in Salem, New Hampshire expires in October 1999. The Level 8 Technologies development office lease in Framingham can be terminated by either party on 30 days notice. The Level 8 Technologies development office lease in Boca Raton expires in July 1999 and the training office lease in Boca Raton can be terminated by either party on 15 days notice. The lease for the ASU office in Santa Clara expires in
May 1997.

Item 3.  Legal Proceedings

      From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. As of the date of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial position.

Item 4.  Submission of Matters To A Vote of Security Holders

      No matters were submitted to a vote to the Company's security holders during the fourth quarter of 1996.



                                         PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder
Matters

      The Company's Common Stock is traded on the NASDAQ National
Market System
under the symbol "LEVEL". The following table sets forth the high and low last reported sale prices for the Common Stock for the periods indicated, as reported by the NASDAQ National Market.

      Period                                         High
Low

      1995:
         Third Quarter (from July 27)                10 3/8
6 1/2
         Fourth Quarter                               8
5 1/2
      1996:
         First Quarter                                8 1/8
5 1/2
         Second Quarter                              15 1/2
7
         Third Quarter                               12 1/2
8 1/8
         Fourth Quarter                              15 7/8
9 1/4

      The Company has never declared or paid a cash dividend on its Common Stock, and it is anticipated that the Company will continue to retain its earnings for use in its business. Declaration of dividends is within the discretion of the
Company's Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

      As of March 11, 1997, there were 92 holders of record of the Common Stock of the Company.

Item 6.  Selected Financial Data

      For 1996, the following data includes ASU, ProfitKey and Level 8
Technologies for the full year and Bizware until its sale in September 1996. For
1995, the following data includes ASU, ProfitKey and Bizware for the full year and Level 8 Technologies since its acquisition on April 1, 1995. For 1994, the following data includes ASU, ProfitKey since its acquisition on October 3, 1994 and Bizware since its acquisition on October 28, 1994. Periods prior to 1994 include only the operations of ASU.


                     SELECTED STATEMENT OF OPERATIONS DATA

                                         Year Ended December 31,

                     1992         1993      1994        1995
 1996

Revenue            $948,505   $1,312,935 $3,596,602  $10,139,024
$13,075,338

Net income (loss) ($ 59,443)  ($  32,712)$  563,590  $   618,049
($ 2,369,397)

Net income (loss)
 per common and
 common equivalent
 share            ($  .02)    ($  .01)   $    .15    $   .13
($  .39)

Weighted average
 common and common
 equivalent shares
 outstanding      3,839,166    3,839,166  3,839,166   4,777,758
 6,076,013



                                    SELECTED BALANCE SHEET DATA

                                                     At December
31,

                        1992        1993       1994        1995
    1996

Working capital
 (deficiency)     $181,812   $290,991   ($1,679,294)   $4,103,621
 $11,007,583

Total assets       338,213    438,340     5,848,838    15,059,198
  22,112,453

Long-term debt,
 net                16,253      6,771        19,053        43,975
      23,297

Loans from
 related companies,
 net               273,900    418,900     2,015,165       453,847
     330,706

Shareholders'
 equity (deficit)  (52,695)   (85,407)      489,729    11,498,535
  18,300,153

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results
of Operations

General

      The Company's only operations prior to the acquisitions of ProfitKey and
Bizware in October 1994 and Level 8 Technologies in April 1995 were certain limited consulting services through its ASU consulting division. The following discussion reflects the activities of ProfitKey from its acquisition date of October 3, 1994, Bizware from its acquisition date of October 28, 1994 through its sale on September 9,
1996 and Level 8 Technologies from its acquisition date of April
1, 1995.

      Prior to the acquisition of ProfitKey in October 1994, the Company did not have any substantial non-cash charges to earnings. Upon the acquisition of
ProfitKey and the subsequent acquisitions of Bizware and Level 8 Technologies, the Company began to incur substantial non-cash charges to earnings due to amortization of goodwill associated with the acquisitions of Level 8 and Bizware, amortization of service contracts of ProfitKey and amortization of software development costs of ProfitKey and Bizware. As a consequence of the amortization of intangible assets, the Company will record amortization expense of approximately $529,000 each year through 2001, and a reduced amount each year for
13 years thereafter.

      In July 1996, the Company decided to focus on the middleware activities of
Level 8 Technologies.  As part of that strategy, on September 9,
1996, the
Company sold substantially all the assets of Bizware, for $230,000, and, in that connection, the Company recognized a loss of $1,484,061.

Results of Operations

1996 and 1995

      Revenue increased from $10,139,024 in 1995 to $13,075,338
in 1996, an
increase of approximately 29%. The increase was primarily due to an increase in
Level 8 Technologies revenue of approximately $4,144,000 (201%).
Approximately
$618,000 of the increase in revenue of Level 8 Technologies was attributable to inclusion of the revenue of Level 8 Technologies for the entire year in 1996 compared to only nine months in 1995 following the acquisition of Level 8
Technologies on April 1, 1995, and approximately $3,526,000 was attributable to an increase in Level 8 Technologies revenue during the comparable nine-month period. The increase in revenue of Level 8 Technologies was offset, in part, by a decrease in revenue of Bizware of approximately $1,043,000.

      Cost of revenue increased from $4,514,207 in 1995 to $7,220,106 in 1996, an increase of approximately 60%. The increase was primarily related to an increase in cost of revenue at Level 8 Technologies of approximately $2,319,000
(199%). Approximately $379,000 of the increase in cost of revenue of Level 8
Technologies was attributable to the inclusion of cost of revenue of Level 8
Technologies for the entire year of 1996 compared to only nine months of 1995 following the acquisition of Level 8 Technologies on April 1, 1995, and approximately $1,940,000 was attributable to an increase in cost of revenue of
Level 8 Technologies during the comparable nine- month period.
As a percentage
of revenue, cost of revenue increased from approximately 45% in 1995 to approximately 55% in 1996. This increase was primarily attributable to an 84% cost of revenue for sales in 1996 of $1,485,000 of third-party software licenses.

      Operating expenses for 1996 increased approximately
$3,728,000 (78%) from
1995. The increase in operating expenses includes a one time charge of
$1,484,000 related to the sale of substantially all the assets of Bizware.
Operating expenses net of the one time charge related to the sale Bizware increased approximately $2,244,000 (47%) from 1995 to 1996. The increase was attributable primarily to Level 8 Technologies opening a new office in Boca
Raton, Florida and related staffing expenses and an additional three months of operations in 1996 for Level 8 Technologies totaling approximately $1,778,000.
The balance of the increase was due to increased sales and marketing expenses at
ProfitKey and increased general corporate overhead. Operating expense for 1996 includes amortization of goodwill and service contracts acquired of $527,786 and
$108,271, respectively, compared to $430,144 and $144,951,
respectively, in 1995.
As a percentage of revenue, operating expenses, including the one time charge related to the sale of Bizware, increased from 47% in 1995 to 65% in 1996.
Operating expenses, net of the one time charge related to the sale of Bizware, increased from 47% in 1995 to 54% in 1996.

      Other income increased from 1995 to 1996 by approximately
$68,000.  The
increase was attributable primarily to an approximately $48,000 increase in interest earned from investment of cash remaining from the Company's initial public offering and the Candle investment and a decrease of approximately $21,000 interest expense from 1995 to 1996 related to a decrease in the Company's debt.

      Income tax expense (benefit) was (6%) and 31% of income before taxes and minority interest for 1996 and 1995, respectively. The effective tax rate differed from the federal statutory tax rate (i.e., 34%) in 1996 primarily due to the nondeductibility of the loss on the sale of Bizware and the change in the non-deductible goodwill amortization.

      Minority interest in income of consolidated subsidiary was eliminated starting April 3, 1995, when the Company acquired the minority interest in
ProfitKey.

1995 and 1994

      Revenue for 1995 increased by approximately $6,500,000
(182%) over the
prior year. The increase was attributable primarily to the acquisitions of
ProfitKey on October 3, 1994, Bizware on October 28, 1994 and
Level 8
Technologies on April 1, 1995.

      Cost of revenue for 1995 increased by approximately
$2,800,000 (165%) over
the prior year. The increase was attributable primarily to the acquisitions of
ProfitKey, Bizware and Level 8 Technologies. As a percentage of revenue, cost of revenue decreased from 47% in 1994 to 45% in 1995. This decrease was attributable primarily to lower cost of revenue for Bizware, which resulted from a high margin contract that concluded during the second quarter of 1995.


      Operating expense for 1995 increased by approximately
$3,600,000 (289%)
over the prior year. The increase was attributable primarily to the acquisitions of ProfitKey, Bizware and Level 8 Technologies. As a percentage of revenue, operating expense increased from 34% during 1994 to 47% during 1995. This increase was attributable to an increase in amortization of goodwill and service contracts from approximately $55,000 during 1994 to approximately $575,000 during
1995, higher operating expenses at Bizware and Level 8 Technologies, which only had an impact after their dates of acquisition, and the addition of corporate overhead starting in October 1994.

      Income tax expense was 31% and 19% of income before taxes and minority interest for 1995 and 1994, respectively. The effective tax rate for 1994 differs from the federal statutory tax rate (i.e., 34%) primarily due to the effect of foreign tax rates and credits and the utilization of net operating loss carryforwards.


Liquidity and Capital Resources

      In 1996, the Company funded its operations with cash remaining from its initial public offering. During 1996, the Company used approximately $1,556,000 of cash for operations, approximately $2,057,000 for capitalized software development costs and approximately $677,000 for equipment. In July 1996, Candle acquired 246,800 shares of Common Stock for $11.00 per share. The proceeds from the Candle investment and the proceeds from the Company's public offering in
December 1996 (approximately $7 million) have been invested primarily in short-term, interest-bearing securities. At December 31, 1996, the Company had working capital of approximately $11,008,000 and a current ratio of 4.28.

      The Company intends to accelerate its software development, expand its sales force and increase its marketing activities, and the Company may acquire software businesses and software licenses. To the extent that funds from operations are not sufficient for these purposes, the Company will fund those activities from its existing working capital resource.

      The Company believes that its existing working capital and anticipated funds generated from operations will be sufficient to fund its working capital and capital expenditure requirements through June 1998.

Item 8.  Financial Statements and Supplementary Data

      The Company's Consolidated Financial Statements and the
Report of
Independent Public Accountants are presented in the following pages. The
Consolidated Financial Statements filed in Item 8 are as follows:

      Independent Auditor's Report.

      Consolidated Statements of Operations for the years ended
December 31,
1996, 1995 and 1994.

      Consolidated Balance Sheets as of December 31, 1996 and
1995.

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31 1996, 1995 and 1994.

      Consolidated Statements of Cash Flows for the years ended
December 31,
1996, 1995 and 1994.

      Notes to Consolidated Financial Statements.

Item 9.  Change in and Disagreements With Accountants on
Accounting and Financial
Disclosure

      Not Applicable.






                              INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
LEVEL 8 SYSTEMS, INC.
Salem, New Hampshire

We have audited the accompanying consolidated balance sheets of LEVEL 8 SYSTEMS,
INC. AND SUBSIDIARIES (formally Across Data Systems, Inc.) as of
December 31,
1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(b)2. These financial statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEVEL 8 SYSTEMS, INC.
AND SUBSIDIARIES as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.
Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         LURIE, BESIKOF, LAPIDUS
& CO., LLP

Minneapolis, Minnesota
January 31, 1997

















                         LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended December 31, 1996, 1995, and
1994

                                    1996             1995
    1994

REVENUE
   Consulting and service     $  9,357,493     $  7,060,590
$  2,574,108
   Software                      2,856,455        2,257,286
   896,268
   Other                           861,390          821,148
   126,226
                                13,075,338       10,139,024
 3,596,602

COST OF REVENUE
   Consulting and service        4,558,098        3,571,535
 1,428,400
   Software                      2,142,423          341,655
   162,090
   Other                           519,585          601,017
   111,927
                                 7,220,106        4,514,207
 1,702,417

GROSS MARGIN                     5,855,232        5,624,817
 1,894,185

OPERATING EXPENSES
   Selling, general and
     administrative              6,388,971        4,205,943
 1,173,071
   Amortization of goodwill
     and service contracts
     acquired                      636,057          575,095
    54,724
                                 7,025,028        4,781,038
 1,227,795

OPERATING INCOME (LOSS) BEFORE
 LOSS ON SALE OF SUBSIDIARY     (1,169,796)         843,779
   666,390

LOSS ON SALE OF SUBSIDIARY      (1,484,061)            -
      -

OPERATING INCOME (LOSS)         (2,653,857)         843,779
   666,390

OTHER INCOME (EXPENSE)
   Interest income                 170,963          122,994
       677
   Interest expense                (34,203)         (54,733)
    (8,720)
   Gain on settlement of
    accounts payable                  -                -
    58,330
                                   136,760           68,261
    50,287

INCOME (LOSS) BEFORE INCOME
  TAXES AND MINORITY INTEREST   (2,517,097)         912,040
   716,677

INCOME TAX EXPENSE (BENEFIT)      (147,700)         278,700
   133,200

INCOME (LOSS) BEFORE MINORITY
 INTEREST                       (2,369,397)         633,340
   583,477

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED SUBSIDIARY             -              15,291
    19,887
NET INCOME (LOSS)              ($2,369,397)     $   618,049
$  563,590

NET INCOME (LOSS) PER
 COMMON SHARE                  ($      .39)     $       .13
$      .15

WEIGHTED AVERAGE COMMON
 AND COMMON EQUIVALENT
 SHARES                          6,076,013        4,777,758
  3,839,166

See notes to consolidated financial statements.


                               CONSOLIDATED BALANCE SHEETS
                               December 31, 1996 and 1995
                     ASSETS                               1996
     1995

CURRENT ASSETS
   Cash and cash equivalents                         $ 3,531,102
 $3,147,509
   Marketable securities                               6,524,758
  2,044,962
   Accounts receivable, less allowance
      for doubtful accounts of $282,000
      and $75,000, respectively                        2,977,260
  1,423,603
   Income taxes receivable                               591,004
      -
   Inventory                                             143,874
    125,334
   Prepaid expenses and other assets                     261,182
    157,054
   Deferred income taxes                                 331,200
    268,000
        TOTAL CURRENT ASSETS                          14,360,380
  7,166,462

PROPERTY AND EQUIPMENT                                   958,110
    586,881
OTHER ASSETS
   Excess of cost over net assets of businesses
      acquired, net                                    2,215,347
  3,717,393
   Service contracts acquired, net                     1,834,469
  2,016,850
   Software development costs, net                     2,693,114
  1,505,169
   Deposits and deferred costs                            51,033
     40,043
   Deferred income taxes                                  -
     26,400
                                                       6,793,963
  7,305,855
                                                    $ 22,112,453
$  15,059,198
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of loan from related company  $   122,000
$    117,000
   Current maturities of long-term debt                   8,593
    36,131
   Accounts payable                                   1,120,070
   514,249
   Accrued expenses                                     549,172
   444,841
   Income taxes payable                                    -
    88,412
   Customer deposits                                    153,816
   213,221
   Deferred revenue                                   1,399,146
 1,648,987
        TOTAL CURRENT LIABILITIES                     3,352,797
 3,062,841

OTHER LIABILITIES
   Loan from related company, net of current
      maturities                                        330,706
   453,847
   Long-term debt, net of current maturities             23,297
    43,975
   Deferred income taxes                                105,500
    -
                                                        459,503
   497,822

COMMITMENTS

SHAREHOLDER'S EQUITY
   Preferred stock, $.01 par value (authorized -
      1,000,000 shares; no shares issued and
      outstanding)                                         -
      -
   Common stock, $.01 par value (authorized -
      15,000,000 shares; issued and outstanding -
      6,954,366 and 5,922,410, respectively)             69,543
    59,224
   Additional paid-in capital                        19,506,914
10,371,302
   Retained earnings (deficit)                       (1,273,175)
 1,096,222
   Unearned compensation                                 (3,129)
   (33,323)
   Foreign currency translation adjustments                -
     5,110
                                                     18,300,153
11,498,535
                                                   $ 22,112,453 $
15,059,198

See notes to consolidated financial statements.





                              LEVEL 8 SYSTEMS, INC. AND
SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
                           Years Ended December 31, 1996, 1995
and 1994





Foreign
                                Additional Retained Unearned
Currency
                  Common Stock  Paid-in    Earnings Compen-
Translation
                  Shares  Amount  Capital  (Deficit) sation
Adjustments    Total

BALANCE AT
 DECEMBER 31,
 1993          2,911,863 $ 10    $  -    ($  85,417)$    -    $-
  ($  85,407)
   Common
   Stock
   issued         97,256  16,700    -          -       -       -
      16,700
   Net income     -       -        -        563,590    -       -
     563,590
   Foreign
   currency trans-
   lation ad-
   justment       -        -       -        -        -
(5,154)    (5,154)

BALANCE AT
 DECEMBER 31,
 1994          3,009,119  16,710    -       478,173    -
(5,154)   489,729
   Recapitalization  -    10,179  (10,179)     -       -        -
        -
   Common stock issued:
     Prior to
     initial public
     offering    394,315   3,943  521,057      -       -        -
     525,000
     Level 8
     Technologies
     acquisition 525,159   5,252 1,570,225      -       -
-    1,575,477
     Conversion of
     loan from
     related company
     to equity   471,264   4,713 2,045,287      -       -
-    2,050,000
     Initial
     Public
     Offering  1,430,000  14,300 5,913,063      -       -
-    5,927,363
     Conversion of
     minority
     common
     shares of
     ProfitKey    91,344     913   273,119      -       -
-      274,032
     Stock
     Options       1,209      12       988      -       -
-        1,000
     Other        19,801   3,400      -         -       -
-        3,400
   Common stock
   repurchased   (19,801)   (198)   (3,202)     -       -
-       (3,400)
   Net income     -       -         -       618,049     -
-      618,049
   Unearned
   compensation
   related to
   issuance of
   stock options  -       -         68,285      -   (68,285)
-          -
   Adjustment of
   unearned
   compensation   -       -        (7,341)     -     34,962     -
      27,621
   Foreign
   currency
   translation
   adjustment     -        -       -        -        -
10,264     10,264

BALANCE AT
 DECEMBER 31,
 1995          5,922,410  59,224 10,371,302 1,096,222 (33,323)
5,110 11,498,535
   Common stock issued:
     Candle
     Corporation 246,800   2,468  2,607,274      -       -
-   2,609,742
     Public
     offering    705,000   7,050  6,470,147      -       -
-   6,477,197
     Stock
     options      80,156     801    58,191       -       -
-      58,992
   Net loss         -         -         -  (2,369,397)   -
-  (2,369,397)
   Adjustment
   of unearned
   compensation     -         -         -         -     30,194
-      30,194
   Foreign
   currency
   translation
   adjustment       -         -         -         -        -
(5,110)  (5,110)
                    -         -         -         -        -
 -       -

BALANCE AT          -         -         -         -        -
 -        -
  DECEMBER 31,
  1996        6,954,366 $69,543 $19,506,914 ($1,273,175) ($3,129)
$- $18,300,153

See notes to consolidated financial statements.





























                              LEVEL 8 SYSTEMS, INC. AND
SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH
FLOWS
                           Years Ended December 31, 1996, 1995
and 1994

                                            1996         1995
  1994

OPERATING ACTIVITIES
   Net income (loss)                   ($2,369,397)  $  618,049
$   563,590
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
           Depreciation                    226,808      135,942
   35,475
     Amortization                        1,031,413      640,646
   68,918
     Loss on sale of subsidiary          1,484,061         -
     -
     Tax effect of utilizing
      deferred tax assets
      reserved at date of acquisition       49,600      448,700
  289,700
     Deferred income taxes                  19,100     (529,700)
 (266,700)
     Minority interest in
      consolidated subsidiary income           -         15,291
    19,887
     Accrued interest income                   -        (45,190)
     -
     Gain on settlement of
      accounts payable                         -            -
   (58,300)
     Gain on sale of automobile                -            -
    (2,099)
     Expenses paid by and included
      in loans from related companies          -            -
    13,486
     Changes in operating assets and
      liabilities, exclusive
      of those arising from
      business acquisitions and sale:
       Accounts receivable              (1,481,163)     941,612
  (46,782)
       Income taxes receivable            (592,491)         -
      -
       Inventory and unbilled
            revenue and client costs       (18,540)     (61,647)
  144,266
       Prepaid expenses and other assets  (125,350)     (77,789)
   15,835
       Deposits and deferred costs         (15,796)     (19,051)
   21,193
       Accounts payable                    660,834     (252,954)
 (226,528)
       Accrued expenses                         73     (282,237)
   (4,134)
       Income taxes payable               (115,605)    (218,307)
  173,175
       Customer deposits                   (59,405)     (77,185)
 (472,086)
       Deferred revenue                   (249,949)      50,757
     (853)
         Net cash provided (used)
            by operating activities     (1,555,807)   1,286,937
  268,013

INVESTING ACTIVITIES
   Purchase of marketable securities    (6,524,758)  (1,999,772)
     -
   Redemption of marketable securities   2,044,962         -
     -
   Purchase of property and equipment     (676,914)    (380,686)
  (68,976)
   Software development costs           (2,057,345)    (836,852)
  (16,073)
   Employee advances (repayments)           21,225       (9,033)
    6,401
   Proceeds from sales of subsidiary       156,667         -
     -
   Payments and advances to former
      shareholders of acquired
      subsidiary                               -       (739,678)
     -
   Payments received on advances
      to former shareholders of
      acquired subsidiary                      -        236,708
     -
   Cost of acquisitions                        -     (2,151,302)
(1,190,956)
   Cash acquired in acquisitions               -          5,669
1,439,932
       Net cash provided (used)
            by investing activities     (7,036,163)  (5,874,946)
  170,328

(continued)
See notes to consolidated financial statements.
                              LEVEL 8 SYSTEMS, INC. AND
SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH
FLOWS (continued
                           Years Ended December 31, 1996, 1995
and 1994

                                         1996         1995
1994

FINANCING ACTIVITIES
   Proceeds from issuance of
      common stock                  $10,469,800   $  8,393,400  $
  16,700
   Cost of issuance of
      common stock                   (1,382,861)    (1,937,637)
    -
   Proceeds from exercise of
      stock options                      58,992          1,000
    -
   Repurchase of common stock            -              (3,400)
    -
   Repayments on loans from
      related companies                (118,141)      (907,325)
    -
   Loans from related companies          -           1,513,007
 195,000
   Payments on long-term debt           (48,216)       (82,307)
 (34,118)
   Proceeds from long-term debt          -              72,095
    -
       Net cash provided by
            financing activities      8,979,574      7,048,833
 177,582

EFFECT OF EXCHANGE RATE CHANGES
      ON CASH                            (4,011)        (4,620)
  17,826


NET INCREASE IN CASH AND CASH
      EQUIVALENTS                       383,593      2,456,204
 633,749

CASH AND CASH EQUIVALENTS
   Beginning of year                  3,147,509        691,305
  57,556

   End of year                      $ 3,531,102    $ 3,147,509
$  691,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
   Cash paid for interest           $    34,203    $    54,733
$    8,720
   Cash paid (received)
      for income taxes                  183,467        375,916
 (63,141)



SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING
ACTIVITIES

   The Company acquired companies as follows:

                                                        1995
  1994

     Cost of net assets acquired (Note 2)          $ 3,575,477  $
2,424,275
     Additional direct costs                           151,302
 154,669
     Common stock issued                            (1,575,477)
     -
     Paid directly by parent company (noncash)             -
(1,387,988)

     Cash cost of acquisition       $ 3,531,102    $ 2,151,302  $
1,190,956

In 1995, the Company converted $2,050,000 of loans from related companies into
471,264 shares of common stock.

The Company financed the sale of a subsidiary and has a receivable of $73,333 at
December 31, 1996.

See notes to consolidated financial statements.

(continued)
                         LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and Summary of Significant
Accounting Policies -

   The Company

      Level 8 Systems, Inc. (Level 8, formerly Across Data
Systems, Inc.)
      develops and sells proprietary vertical application software packages and provides software consulting and support services to customers located primarily in the United States and Canada.  On October 3,
1994, Level 8
      acquired 92% (100%-owned at April 3, 1995) of ProfitKey
International,
      Inc. (ProfitKey). ProfitKey provides computer consulting services and sells turnkey manufacturing resource planning (MRP II) and scheduling software packages to manufacturing companies.  On October
28, 1994, Level
      8 also incorporated a 100%-owned Canadian subsidiary, 3077934 Canada,
      Inc., which in turn acquired 99% (100%-owned at June 30, 1995) of Bizware
      Computer Systems (Canada) Inc. (Bizware). Bizware sold software packages that provide cost information used by the petroleum and retail industries to manage and control individual retail outlets and groups of outlets. On
      September 9, 1996, Level 8 sold Bizware (Note 8).
Effective April 1,
      1995, Level 8 acquired 100% of Level 8 Technologies, Inc.
(Level 8
      Technologies, formerly Level 8 Systems, Inc.).  Level 8
Technologies
      specializes in transactional messaging middleware and distributed object technology. Level 8 Technologies provides consulting services to the financial services industry and to computer hardware and software providers, and has begun to package portions of its distributed objects for sale to the financial services industry.  Level 8
Technologies also
      sell third party software through licensing agreements.

      Liraz Systems Ltd. and its wholly-owned subsidiaries own approximately 53%
      of Level 8's common stock at December 31, 1996.

      Principals of Consolidation

      The consolidated financial statements include the accounts of Level 8, its
      U.S. subsidiaries, ProfitKey and Level 8 Technologies, and its Canadian
      subsidiaries, 3077934 Canada, Inc. and Bizware (through
September 9,
      1996), collectively referred to as the Company. All subsidiaries financial information is included from the date of acquisition. All intercompany accounts and transactions are eliminated in consolidation.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.
      Significant management estimates relate to the amortization periods for intangible assets, the allowance for doubtful accounts, and the valuation allowance for deferred tax assets.

      Foreign Currency Translation

      Assets and liabilities of Bizware were translated at the exchange rate in effect at the balance sheet date. Revenue and expenses were translated at the average exchange rate prevailing during the year.
Translation
      adjustments arising from the use of differing exchange rates were included as foreign currency translation adjustments in shareholders' equity through the date of sale.

(continued)

                        LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Company and Summary of Significant
Accounting Policies
      - (continued)

      Fair Value of Financial Instruments

      The carrying amounts of financial instruments consisting of cash, receivables, long-term debt, and accounts payable approximate their fair values. It is not practicable to determine the fair value of the loan from the related company due to the related party nature of the transaction.

      Revenue Recognition

      The Company recognizes revenue from the sale of a software and hardware system at the time of the installation of the system, provided no significant obligations remain and collection of the resulting receivable is deemed probable. Revenue from add-on hardware sales is recognized when the hardware is shipped to the customer. Revenue related to service contracts is recognized ratably over the terms of the contracts.
      Consulting and specialized software development revenue is recognized in accordance with the terms of the contract.

      Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
      Investments with original maturities in excess of three months are classified as marketable securities based on the maturity date.

      Marketable securities at December 31, 1996, consisting of U.S. Government agency bonds, are considered to be "available for sale," and are reported at cost which approximates fair market value. Marketable securities at
      December 31, 1995, consisting of U.S. Treasury Bills, were considered by management to be "held to maturity," and therefore were reported at amortized cost which approximates market value.  The U.S.
Treasury Bills
      were redeemed at maturity resulting in no gain or loss.

      The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

      Inventory

      Inventory is valued at the lower of cost (first-in, first-out) or market and consists of purchased computers, software and related equipment.

      Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation.
      Depreciation is provided using primarily the straight-line method over estimated useful lives of the assets, primarily five to seven years.







(continued)
                            LEVEL 8 SYSTEMS, INC. AND
SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

1.    Description of the Company and Summary of Significant
Accounting Policies
      - (continued)

      Excess of Cost Over Net Assets Acquired

      The excess of the purchase price and related costs over the fair value of the net assets of businesses acquired (goodwill) is amortized on a straight-line basis over ten and seven years for the Bizware and Level 8
      Technologies acquisitions, respectively. The Company periodically assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. Accumulated amortization of goodwill was $738,450 and
      $445,306 at December 31, 1996 and 1995, respectively. In connection with the sale of Bizware, the Company wrote off goodwill totaling $999,126.

      Service Contracts Acquired

      Service contracts acquired in connection with the acquisition of ProfitKey are amortized over 20 years based on the past history of customer retention for service contracts and the Company's commitment to continually update its product. Upon the cancellation of any service contract acquired, a pro rata portion of the cost is expensed.
      Accumulated amortization was $317,944 and $185,163 at December 31, 1996 and 1995, respectively.

      Software Development Costs

      The Company capitalizes qualifying software development costs after having established technological feasibility and ends capitalization when the product is available for release to customers, consistent with Statement of Financial Accounting Standards No. 86. The Company amortizes such costs over a three-year period or the expected useful life of the product, whichever is shorter. Development costs which are principally attributable to enhancements and modifications of existing products, and which are expected to provide little or no future revenue, are charged to current period operations. Accumulated amortization was $362,248 and $-0-
      at December 31, 1996 and 1995, respectively. Amortization of in-process software development costs totaling 2,330,866 has not begun as of December
      31, 1996.

      Accounting for Stock-Based Compensation

      The Company accounts for employee stock options under Accounting
      Principles Board Opinion No. 25 and provides the pro forma disclosures required by Statement of Financial Accounting Standards
Board No. 123.

      Net Income (Loss) Per Common Share

      Primary earnings per share is determined by dividing the net income (loss)
      by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrants. Prior to the initial public offering, in accordance with Securities and Exchange
      Commission Regulations, common equivalent shares issued by the Company during the twelve-month period immediately preceding the Company's initial public offering were included in the calculation of shares used in computing net income (loss) per share as if they were outstanding for all periods presented, using the treasury stock method, even if the effect was anti-dilutive.
(continued)
                  LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the Company and Summary of Significant
Accounting Policies -
    (continued)

    Reclassifications

    Certain reclassifications were made to the 1995 and 1994 financial statements to present them on a basis comparable with the current year.
The
    reclassifications had no effect on previously reported net income, stockholders' equity, or net cash flows.

2.  Acquisition -

    Effective April 1, 1995, the Company purchased all of the stock of Level 8
    Technologies, Inc. (Level 8 Technologies) for cash of
$2,000,000 and 525,159
    shares of common stock valued at $1,575,477 ($3.00 per share). Employees and shareholders of Level 8 Technologies also received options to purchase an aggregate of 39,164 shares at $1.37 per share and an aggregate of 116,707 shares at $5.00 per share, respectively. Additional direct costs of the acquisition totaled $132,032. Level 8 Technologies was incorporated and commenced operations on February 24, 1994. The acquisition was accounted for as a purchase and, accordingly, the 1995 consolidated statement of operations includes the results of Level 8 Technologies since the date of acquisition.

    The cost was allocated as follows:

    Cash                                             $     5,669
    Accounts receivable                                1,826,602
    Property and equipment                                53,626
    Excess of cost over net assets acquired            2,828,391
    Accounts payable and accrued expenses               (586,811)
    Other liabilities, primarily deferred income taxes  (552,000)
    Cost of net assets acquired                       $3,575,477

    The following unaudited pro forma financial information shows the results of operations of the Company as if the Level 8 Technologies acquisition had occurred on January 1, 1995. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.






1995
Revenue
$12,080,000
Net income                                                   $
798,200
Net income per common share                                  $
  .17
Weighted average common and common equivalent shares
4,777,758
(continued)




              LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property and Equipment -

    Property and equipment consist of the following:

                                           1996           1995
     Computer equipment                $  937,583      $598,169
     Furniture                            211,066        88,921
     Office equipment                     160,726       111,910
     Leasehold improvements                50,909        48,236
                                        1,360,284       847,236
     Less accumulated depreciation        402,174       260,355
                                       $  958,110    $  586,881

4.  Accrued Expenses -

    Accrued expenses consist of the following:

                                           1996           1995
     Accrued compensation               $ 132,712     $ 287,418
     Accrued professional fees            138,969        83,091
     Accrued costs on sale of subsidiary  143,000           -
     Other accrued expenses               134,491        74,332
                                        $ 549,172     $ 444,841

5.  Long-Term Debt -
    Long-term debt consists of various bank and finance company loans, with interest at 10.5% to 18.4% and collateralized by equipment.
Future
    maturities of long-term debt are as follows:  1997 - $8,593;
1998 - $9,491;
    1999 - $9,074; 2000 - $4,732.

6.  Transactions With Related Companies -
    Loans from Liraz Systems Ltd. (Liraz) and Liraz Export (1990)
Ltd.
    (significant shareholders) totaling $3,528,172 were
noninterest bearing
    through June 30, 1995.  On July 1, 1995, the Company
converted $2,050,000 of
    these loans to equity by issuing 471,264 shares of common
stock.  The Company
    paid     $250,000 on the loan in April 1995 and made an
additional payment
    of $600,000 from the initial public offering proceeds.

    The remaining balance owed to Liraz was converted to a note due in equal quarterly installments of $34,822, including interest at 4%.
Interest
    expense on the loan for 1996 and 1995 was $21,132 and $12,319, respectively.


(continued)


              LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Transactions With Related Companies - (continued)

    Future maturities of the loan are as follows:

                  Year       Amount
                  1997    $ 122,000
                  1998      127,964
                  1999      133,177
                  2000       69,565
                          $ 452,706

    In December 1995, the Company and Liraz entered into a development agreement for the joint development of certain software for a Microsoft contract obtained in July 1995.  Liraz and the Company will each pay
50% of the total
    project development costs. In exchange for providing 50% of the project development costs, Liraz will receive royalties of 30% of the first
    $2,000,000 in contract revenue, 20% of the next $1,000,000, and 8%
    thereafter.

    In addition, the Company and Liraz were awarded an Israel -
U.S. Binational
    Industrial Research and Development Foundation ("BIRD") grant totaling
    $432,000. The BIRD grant will reimburse up to 50% of the development costs of the above project. Once the products are sold, BIRD will be paid a royalty of 2.5% of related sales in the first year and 5% in subsequent years until BIRD has recovered 110% to 150% (depending on the elapsed time) of its payments. The Company estimates its 50% share of the total project development costs to be $600,000 before reimbursement of its BIRD funds of
    $216,000. The Company is capitalizing the software development costs associated with the project and reduces the capitalized costs by any grant funds received from BIRD. As of December 31, 1996, the Company had capitalized approximately $460,000 before reimbursement of BIRD funds totaling approximately $48,300.

    Liraz provided software development and management service totaling $293,463 and $60,503, respectively, in 1996. At December 31, 1996, the Company had a receivable of $35,000 from and a payable of $60,503 to Liraz.

7.  Preferred Stock, Common Stock, Unearned Compensation, Stock
Options, and
    Warrants -

    Preferred Stock

    On May 31, 1995, the Board of Directors and on June 16,
    1995, the shareholders authorized the Company to issue up to 1,000,000 shares of preferred stock, $.01 par value. No shares are issued or outstanding.

    Common Stock

    On March 10, 1995, the Board of Directors and shareholders voted to change the no par value common stock to $.01 par value, to increase the authorized common stock from 200 shares to 8,000,000 shares, and to declare a stock split resulting in the issuance of 200,000 shares for each share outstanding at the time. On May 12, 1995, the Board of Directors authorized a 1.45593157 to 1 common stock split. Accordingly, all share information was retroactively adjusted to reflect the recapitalization and stock splits. On May 31, 1995, the Board of Directors and on June 16, 1995, the shareholders approved an increase in the authorized shares of common stock from 8,000,000 shares to 15,000,000 shares.

7.  Preferred Stock, Common Stock, Unearned Compensation, Stock
    Options, and Warrants - (continued)

    Common Stock - (continued)

    On April 3, 1995, minority common shares of ProfitKey totaling 1,254,725 were converted into 91,344 common shares of Level 8 at an exchange rate of 13.74 shares of ProfitKey stock for one share of Level 8 stock. The effect of the conversion increased service contracts acquired by $238,854, common stock by $913 and additional paid-in capital by $273,119, and reduced minority interest by $35,178.

    On July 27, 1995, the Company completed its public offering of 1,430,000 shares (including 30,000 shares sold pursuant to the underwriter's exercise of its over-allotment option) at a price of $5.50 per share. The proceeds from the initial public offering totaled $7,865,000 before costs of $1,937,637.

    On July 26, 1996, the Company sold 246,800 shares of common stock to Candle Corporation at $11.00 per share before costs of sale of $105,058.

    On December 17, 1996, the Company completed a public offering of 705,000 shares (including 45,000 shares sold pursuant to the underwriter's exercise of its over-allotment option) at a price of $11.00 per share before costs of $1,277,803.

    Unearned Compensation

    Unearned compensation relates to stock options issued to employees and represents the difference between the fair market value of the stock at the grant date and the price to be paid by the officer or employee. The original amount of unearned compensation was $68,285. Compensation is recognized as an expense over the period the employee performs related services and totaled $30,194 and $27,621 for 1996 and 1995, respectively.

    Stock Options

    On February 2, 1995, the Company adopted the 1995 Stock
Incentive Plan, which
    permits the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants and advisors. The Plan reserves 900,000 shares of common stock for issuance upon the exercise of awards and provides that the term of each award be determined by the Board of Directors.

    Under the terms of the Plan, the exercise price of the incentive stock options may not be less than the fair market value of the stock on the date of the award and the options are exercisable for a period not to exceed five years from date of grant. Stock appreciation rights entitle the recipients to receive the excess of the fair market value of the Company's stock on the exercise date, as determined by the Board of Directors, over the fair market value on the date of grant. Performance shares entitle recipients to acquire
    Company stock upon the attainment of specific performance goals set by the
    Board of Directors. Restricted stock entitles recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period. The Board may also grant unrestricted stock to participants at a cost not less than 85% of fair market value on the date of sale.

    Options granted vest at varying periods up to 5 years and expire in 10 years.

(continued)





                  LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Preferred Stock, Common Stock, Unearned Compensation, Stock
    Options, and Warrants -
    (continued)

    Stock Options - (continued)

    Stock option activity during the years ended December 31, 1996 and 1995, was as follows:

                              1996                   1995
                                    Weighted
Weighted
                                    Average
Average
                                    Exercise
Exercise
                        Options       Price    Options
Price

OUTSTANDING,
  beginning of year     489,678     $4.23         -        $-

  Granted               496,620      9.74      432,459      4.70
  ProfitKey options
    converted              -          -         72,742       .69
  Exercised             (80,156)      .73       (1,209)      .69
  Forfeited            (122,987)     9.10      (14,314)      .90

OUTSTANDING,
 end of year            783,155      7.31      489,678      4.23

                              1996             1995
                                    Weighted
Weighted
                                    Average
Average
                        Options       Fair     Options       Fair
                        Granted      Value     Granted      Value

Weighted Average Grant Date Fair Value:

  Option price less
    than stock price    187,420     $6.36      275,300     $3.88
  Option price equals
   stock price          309,200      7.15      229,901      1.80

                        496,620     $6.85      505,201     $2.93

  Options outstanding and exercisable as of December 31, 1996, are as follows:

                        Options Outstanding    Options
Exercisable

                  Weighted Average

Weighted
Range of                                 Remaining
Average
Exercise                      Exercise   Contractual
Exercise
Prices       Options          Price      Life-Years   Options
Price

$.69 to $1.37       49,293    $1.17         8.2        17,030
$1.15
$5.00 to $6.60     362,862     5.57         8.4       199,543
5.72
$8.82 to 10.25     371,000     9.83         9.4        63,675
9.98
$.69 to $10.25     783,155     7.31         8.9       280,248
6.41
(continued)


7.  Preferred Stock, Common Stock, Unearned Compensation, Stock
    Options, and Warrants -
    (continued)

    Stock Options - (continued)

    If the Company recognized compensation expense based on the fair value at the grant dates for options under the Plan, consistent with the method prescribed by Statement of
Financial Accounting
Standards No. 123, net income (loss)
    and per share disclosures would change to the pro forma amounts below:

                                         1996                1995

    Net income (loss):
         As reported                     ($2,369,397)
$618,049
         Pro forma                       ( 3,524,984)
107,698

    Net income (loss) per common share:
         As reported                  (     .39)
 .13
         Pro forma                    (     .58)
 .02

    The fair value of stock options used to compute pro forma net income (loss)
    and per share disclosures is the estimated present value at grant date using the Black-Scholes Option-Pricing model with the following weighted average assumptions:

                                               1996         1995

         Risk-free interest rate               6.44%       6.32%
         Expected life - years                    5           5
         Expected volatility                     75%         68%
         Expected dividend                        0%          0%


    Stock Warrants

    In connection with the renegotiation of ProfitKey's bank loan in 1992, warrants were issued to the bank to purchase 85,000 shares of ProfitKey's common stock at a price of $.50 per share. On April 3, 1995, the warrants were converted into 6,188 Level 8 stock warrants at an exchange rate of 13.74
    ProfitKey stock warrants for one Level 8 stock warrant. The warrants are exercisable at $6.87 per share, have a grant date fair value of $.53 per share, and expire on March 31, 1997.

    In connection with the initial and second public offerings, the Company issued 140,000 and 110,000 warrants, respectively, to the underwriter. These warrants are exercisable for four years, commencing one year from the effective dates of the public offerings of July 27, 1995 and December 17,
    1996, at exercise prices of $7.425 and $14.85 per share, respectively, and have grant date fair values of $3.82 and $6.85 per share, respectively.




                      LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


7.  Preferred Stock, Common Stock, Unearned Compensation, Stock
Options, and
    Warrants -

     Preferred Stock

     On May 31, 1995, the Board of Directors and on June 16,1995, the shareholders authorized the Company to issue up to 1,000,000 shares of preferred stock, $.01 par value. No shares are issued or outstanding.

       Common Stock

       On March 10, 1995, the Board of Directors and shareholders voted to change the no par value common stock to $.01 par value, to increase the authorized common stock from 200 shares to 8,000,000 shares, and to declare a stock split resulting in the issuance of 200,000 shares for each share outstanding at the time. On May 12, 1995, the Board of Directors authorized a
1.45593157 to 1 common stock split. Accordingly, all share information was retroactively adjusted to reflect the recapitalization and stock splits. On
May 31, 1995, the Board of Directors and on June 16, 1995, the shareholders approved an increase in the authorized shares of common stock from 8,000,000 shares to 15,000,000 shares.

                         LEVEL 8 SYSTEMS, INC.  AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Preferred Stock, Common Stock, Unearned Compensation,
Stock Options,
and Warrants -
       (continued)

       Common Stock - (continued)

       On April 3, 1995, minority common shares of ProfitKey totaling
1,254,725 were converted into 91,344 common shares of Level 8 at an exchange rate of 13.74 shares of ProfitKey stock for one share of Level 8 stock. The effect of the conversion increased service contracts acquired by $238,854, common stock by $913 and additional paid-in capital by $273,119, and reduced minority interest by $35,178.

       On July 27, 1995, the Company completed its public offering of
1,430,000 shares (including 30,000 shares sold pursuant to the underwriter's exercise of its over-allotment option) at a price of $5.50 per share. The proceeds from the initial public offering totaled $7,865,000 before costs of
$1,937,637.

       On July 26, 1996, the Company sold 246,800 shares of common stock to
Candle Corporation at $11.00 per share before costs of sale of $105,058.

       On December 17, 1996, the Company completed a public offering of
705,000 shares (including 45,000 shares sold pursuant to the underwriter's exercise of its over-allotment option) at a price of $11.00 per share before costs of $1,277,803.

       Unearned Compensation

       Unearned compensation relates to stock options issued to employees and represents the difference between the fair market value of the stock at the grant date and the price to be paid by the officer or employee. The original amount of unearned compensation was $68,285. Compensation is recognized as an expense over the period the employee performs related services and totaled
$30,194 and $27,621 for 1996 and 1995, respectively.

       Stock Options

       On February 2, 1995, the Company adopted the 1995 Stock Incentive Plan, which permits the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants and advisors. The Plan reserves 900,000 shares of common stock for issuance upon the exercise of awards and provides that the term of each award be determined by the Board of
Directors.

       Under the terms of the Plan, the exercise price of the incentive stock options may not be less than the fair market value of the stock on the date of the award and the options are exercisable for a period not to exceed five years from date of grant. Stock appreciation rights entitle the recipients to receive the excess of the fair market value of the Company's stock on the exercise date, as determined by the Board of Directors, over the fair market value on the date of grant. Performance shares entitle recipients to acquire
Company stock upon the attainment of specific performance goals set by the
Board of Directors. Restricted stock entitles recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period. The Board may also grant unrestricted stock to participants at a cost not less than 85% of fair market value on the date of sale.

       Options granted vest at varying periods up to 5 years and expire in 10 years.

(continued)



                         LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Preferred Stock, Common Stock, Unearned Compensation,
Stock Options,
and Warrants -
       (continued)

       Stock Options - (continued)

       Stock option activity during the years ended December 31, 1996 and
1995, was as follows:

                                                1996

1995
                                                     Weighted

Weighted
                                                      Average

Average
                                                     Exercise

Exercise
                                       Options         Price
 Options
  Price

OUTSTANDING, beginning of year        489,678          $4.23
  -
$-

   Granted                            496,620           9.74
 432,459
    4.70
   ProfitKey options converted          -               -
  72,742
     .69
   Exercised                          (80,156)           .73
  (1,209)
     .69
   Forfeited                         (122,987)          9.10
 (14,314)
     .90

OUTSTANDING, end of year              783,155           7.31
 489,678
    4.23

                                                1996

1995

                                                     Weighted

Weighted
                                                      Average

Average
                                       Options         Fair
 Options
 Fair
                                       Granted         Value
 Granted
  Value

Weighted Average Grant Date Fair Value:

   Option price less than stock price 187,420          $6.36
 275,300
   $3.88
   Option price equals stock price    309,200           7.15
 229,901
    1.80

                                      496,620          $6.85
 505,201
   $2.93

   Options outstanding and exercisable as of December 31, 1996, are as follows:

                             Options Outstanding
Options
Exercisable

                                   Weighted Average

Weighted
                                                 Remaining

Average
 Range of Exercise                 Exercise     Contractual

Exercise
      Prices           Options       Price      Life-Years
Options
 Price
   $.69 to $1.37        49,293       $1.17           8.2
17,030
 $1.15
  $5.00 to $6.60       362,862        5.57           8.4
199,543
  5.72
  $8.82 to 10.25       371,000        9.83           9.4
63,675
  9.98

  $.69 to $10.25       783,155        7.31           8.9
280,248
  6.41
(continued)

7.     Preferred Stock, Common Stock, Unearned Compensation,
Stock Options,
and Warrants -
       (continued)

       Stock Options - (continued)

       If the Company recognized compensation expense based on the fair value at the grant dates for options under the Plan, consistent with the method prescribed by Statement of
Financial Accounting Standards No.
       123, net income (loss) and per share disclosures would change to the pro forma amounts below:

                                                    1996
     1995


           Net income (loss):
              As reported                       ($2,369,397)
   $618,049
              Pro forma                         ( 3,524,984)
    107,698

           Net income (loss) per common share:
              As reported                         (     .39)
        .13
              Pro forma                           (     .58)
        .02

       The fair value of stock options used to compute pro forma net income
(loss) and per share disclosures is
       the estimated present value at grant date using the Black-Scholes
Option-Pricing model with the following
       weighted average assumptions:

                                                    1996
     1995


           Risk-free interest rate                  6.44%
      6.32%
           Expected life - years                       5
         5
           Expected volatility                        75%
        68%
           Expected dividend rate                      0%
         0%


       Stock Warrants

       In connection with the renegotiation of ProfitKey's bank loan in 1992, warrants were issued to the bank to purchase 85,000 shares of ProfitKey's common stock at a price of
$.50 per share.  On April 3, 1995,
       the warrants were converted into 6,188 Level 8 stock warrants at an exchange rate of 13.74 ProfitKey stock warrants for one Level 8 stock warrant. The warrants are exercisable at $6.87 per share, have a grant date fair value of $.53 per share, and expire on March 31, 1997.

       In connection with the initial and second public offerings, the Company issued 140,000 and 110,000 warrants, respectively, to the underwriter. These warrants are exercisable for four years, commencing one year from the effective dates of the public offerings of July 27, 1995 and December 17, 1996, at exercise
       prices of $7.425 and $14.85 per share, respectively, and have grant date fair values of $3.82 and $6.85 per share, respectively.

       All warrants issued were exercisable and outstanding at December 31,
1996, and had a weighted average
       exercise price and grant date fair value of $10.60 and $5.04, respectively.


(continued)

7.  Preferred Stock, Common Stock, Unearned Compensation, Stock
Options, and
    Warrants - (continued)

    Stock Warrants - (continued)

    Weighted average assumptions used to price grant date fair value of warrants are primarily the same as for stock options with the following exceptions.

                                        1996                1995

Risk-free interest rate      6.50%               5.92%
           Expected life-years            4                 3.92
           Expected volatility            76%                68%


8.  Sale of Subsidiary - Bizware

    On September 9, 1996, the Company sold Bizware for $230,000, resulting in a loss on the sale of the subsidiary of $1,484,601. The sales price consisted of $120,000 in cash and $110,000 due in six equal monthly installments through March 1997. In connection with the sale, the Company wrote off goodwill of $999,126, software development costs of $501,665, property and equipment of $78,877, and other costs were accrued or expended in connection with the sale totaling $134,933.


9.  Income Taxes -

    Income tax expense (benefit) consists of the following:

                           1996            1995          1994

       Current:
          Federal        ($97,800)       $320,600      $      -
          State           (17,200)         60,000        20,000
          Foreign        (101,400)        (20,900)       90,200
                         (216,400)        359,700       110,200

       Deferred:
          Federal         130,700        (141,100)        4,800
          State            23,000         (24,900)       18,200
          Foreign         (85,000)         85,000          -
                           68,700         (81,000)       23,000
                        ($147,700)       $278,700      $133,200
(continued)

9.  Income Taxes - (continued)

    Income tax expense (benefit) computed at the statutory
federal income tax
    rate is as follows:
                                     1996      1995      1994
Tax at statutory
 federal rate - 34%               ($855,800)  $310,100  $243,600
State taxes, net of federal
 tax benefit                             300     17,900  (19,700)
Effect of foreign tax
 rates and credits                     7,500   (126,100) (40,400)
Change in deferred tax
 asset valuation allowance               -     (129,000)      -
Net operating loss carryforward
 not recognized (utilized) for
 financial statement purposes            -         -     (87,700)
Rate differences                      14,900     38,800   19,600
Nondeductible goodwill amortization  181,500    159,100   13,900
Nondeductible expenses                14,200      7,600       -
Nondeductible loss on sale of
 foreign subsidiary                  487,100        -         -
Other
                         2,600        300    3,900

Income tax expense (benefit)       ($147,700)  $278,700 $133,200

    Significant components of net deferred tax asset (liability)
are as
    follows:
                                1996                 1997
                          Current  Long-Term   Current  Long-Term
                           Assets   Assets      Assets    Assets
Deferred tax
assets:
 Allowance for uncollect-
  ible accounts receivable $113,000    -      $ 22,600      -
 Accrued expenses not
  currently deductible
  for tax purposes           51,600    -        63,300      -
 Deferred revenue           381,400    -       451,200      -
 Net operating loss
  carryforwards              35,200  334,800    35,200   370,200
 Unearned compensation          -     22,000      -       11,000
                            581,200  356,800   572,300   381,200
Deferred tax liabilities:
 Depreciation and amortization  -   (455,800)  (39,200)  (98,300)
 Change from cash
  to accrual basis          (6,400)   (6,500) (265,100)  (12,900)
                            (6,400) (462,300) (304,300) (111,200)

Deferred tax asset valuation
 allowance                 243,600  (243,600)     -     (243,600)

Net deferred tax
 asset (liability)       $331,200) ($105,500) $268,000   $26,400
(continued)

9.  Income taxes - (continued)

    At December 31, 1996, the Company has approximate net operating loss carryforwards of $925,000 from the acquisition of ProfitKey, which may be applied against future taxable income.  Under Internal
Revenue Code
    Section 382, as a result of the change in controlling interest of
    ProfitKey, the Company's ability to utilize these acquired net operating loss carryforwards is limited to approximately $88,000 each year. The carryforwards are cumulative if not utilized each year and expire primarily in the year 2008.

10.      Commitments -

     Operating Leases

    The Company leases facilities under operating leases expiring through
    November 2000. The leases provide for base monthly rents totaling approximately $35,000 plus an adjustment based on the increase in operating expenses or lessor's property taxes over the base amounts, as defined in the leases.  Some leases contain renewal options.

    Rent expense was approximately $464,000, $272,000, and $80,000 for 1996,
    1995, and 1994, respectively.

    Approximate future minimum leases payments are as follows:

                         Year                       Amount

                         1997                  $  412,000
                         1998                     398,000
                         1999                     309,000
                         2000                     113,000
                                               $1,232,000

    Employment Agreements

    The Company has employment agreements with four officers of the Company for salaries totaling $475,000 annually through May 1998, plus performance bonuses for three of the officers.

11.    Significant Customers -

    Information regarding revenue from significant customers is as follows:
                       Years Ended December 31,
                 1996           1995            1994

 Customer A      10.6%             -              -

 Customer B        -               -           24.0%
 Customer C        -               -           11.8%
(continued)


12.      Employee Benefit Plan -

    The Company adopted a 401(k) retirement plan for qualified employees. The
    Company has not made any contributions to the Plan.


13.    Foreign Operations -

Foreign operations consist of the operations of Bizware, a Canadian subsidiary, acquired October 28, 1994 and sold September 9, 1996.
All Bizware
sales were to customers located in North America. Financial information as of and for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                    Years Ended December 31,
                             1996          1995           1994

Revenues                  $363,200      $1,405,900      $565,400
Operating income (loss)   (350,600)        581,900       378,200
Identifiable assets           -            706,600       309,000

                                        PART III

Item 10.  Directors and Executive Officers of the Registrant

    Certain information relating to directors and executive officers of the
Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 6, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the
Company's fiscal year ended December 31, 1996.

Item 11.  Executive Compensation

    Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held May 6, 1997, which proxy statement will be filed with the Securities and Exchange
Commission not later
than 120 days after the close of the Company's fiscal year ended December 31, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of
Shareholders to be held on May 6, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

Item 13.  Certain Relationships and Related Transactions

    Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 6, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the
Company's fiscal year ended December 31, 1996.


                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)1.   Financial Statements

    The following consolidated financial statements are included in Item 8:

    Independent Auditor's Report

    Consolidated Statements of Operations for the years ended
December 31,
    1996, 1995 and 1994.

    Consolidated Balance Sheets as of December 31, 1996 and 1995.

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

    Consolidated Statements of Cash Flows for the years ended
December 31,
    1996, 1995 and 1994.

    Notes to Consolidated Financial Statements.

    (b)1. Reports on Form-8K

    On September 9, 1996 the Company filed Form 8-K to record the sale of substantially all of the assets of Bizware Computer Systems
(Canada) Inc.

    2.   Financial Statement Schedule

         The following consolidated financial statement schedule is included in Item 14 (b):

    Schedule
         II - Valuation and Qualifying Accounts.

    Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

    3.   Listing of Exhibits

Exhibits

    3.1           Restated Certificate of Incorporation of
Registrant (filed
                  as exhibit 3.1 to Registration Statement No.
33-92230 on
                  Form S-1 and incorporated herein by reference).

    3.2           By-Laws of Registrant. (filed as exhibit 3.2 to
Registration
                  Statement No. 33-92230 on Form S-1 and
incorporated herein
                  by reference).
    10.1 1995 Stock Incentive Plan, as amended (filed as exhibit 10.1 to Registration Statement No. 333-15455 on Form
S-1 and
                  incorporated herein by reference).
    10.2          Stock Purchase Warrant issued by ProfitKey to
Fleet Bank-NH
                  for 85,000 shares of common stock of ProfitKey dated January
                  28, 1992 (filed as exhibit 10.2 to Registration
Statement
                  No. 33-92230 on Form S-1 and incorporated herein by
                  reference).
    10.3 Letter of agreement, dated May 14, 1993, between Fleet
                  Bank-NH and ProfitKey (filed as exhibit 10.3 to Registration
                  Statement No. 33-92230 on Form S-1 and
incorporated herein
                  by reference).
    10.4          Consulting Services Agreement, dated March 17,
1994, between
                  Norwest Technical Services, Inc. and Level 8
(filed as
                  exhibit 10.4 to Registration Statement No.
33-92230 on Form
                  S-1 and incorporated herein by reference).
    10.5 Letter of Engagement, dated August 16, 1994, between Norwest
                  Mortgage, Inc. and Level 8 (filed as exhibit
10.5 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated herein by reference).
    10.6          Stock Purchase Agreement, dated September 28,
1994 among
                  Liraz, R.W. Allsop & Associates II, L.P., HLM
Partners,
                  L.P., Kitty Hawk Capital, Ltd. and the United
States Small
                  Business Administration (filed as exhibit 10.6 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated herein by reference).
     10.7         Amendment to Stock Purchase Agreement, dated
September 29,
                  1994 among Liraz, R.W.  Allsop & Associates II,
L.P., HLM
                  Partners, L.P., Kitty Hawk Capital, Ltd. and the United
                  States Small Business Administration (filed as exhibit 10.7 to Registration Statement No. 33-  92230 on
Form S-1 and
                  incorporated herein by reference).
Exhibits


     10.8 Letter Agreement, dated February 19, 1995, between Bizware and Joel Leonoff (filed as exhibit 10.8 to Registration
                  Statement No. 33-92230 on Form S-1 and
incorporated herein
                  by reference).
     10.9         Software Acquisition Agreement dated February
23, 1995 among
                  SASI, Bizware and  Registrant (filed as exhibit
10.9 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated herein by reference).
     10.10 Service Agreement, dated March 31, 1995, between Level 8 and
                  Transaction Information Systems, Inc. (filed as exhibit
                  10.10 to Registration Statement No. 33-92230 on
Form S-1
                  and incorporated herein by reference).

     10.11        Form of Amended and Restated Contribution
Agreement,
                  effective April 1, 1995, among  Registrant and
the
                  shareholders of Level 8 (filed as exhibit 10.11
to
                  Registration Statement  No. 33-92230 on Form
S-1 and
                  incorporated herein by reference).
     10.12        Employment Agreement, effective April 1, 1995,
between Level
                  8 and Samuel Somech  (filed as exhibit 10.11 to
Registration
                  Statement No. 33-92230 on Form S-1 and
incorporated  herein
                  by reference).
     10.12A       Form of Amendment, dated June  , 1995, among
Level 8,
                  Registrant and Samuel Somech  (filed as exhibit
10.12A to
                  Registration Statement No. 33-92230 on Form S-1
and
                  incorporated herein by reference).
     10.13        Consulting Agreement, effective April 1, 1995,
between Level
                  8 and Theodore Fine (filed as  exhibit to
Registration
                  Statement No. 33-92230 on Form S-1 and
incorporated herein
                  by  reference).
     10.13A       Form of Amendment, dated June  , 1995, among
Level 8,
                  Registrant and Theodore Fine  (filed as exhibit
10.13A to
                  Registration Statement No. 33-92230 on Form S-1
and
                  incorporated herein by reference).
     10.14        Consulting Agreement, dated April 4, 1995,
among Bizware and
                  Daimin Investments Ltd. (filed as exhibit 10.14
to
                  Registration Statement No. 33-92230 on Form S-1
and
                  incorporated  herein by reference).
     10.15        Employment Agreement, dated May 1, 1995,
between Registrant
                  and Arie Kilman (filed as exhibit to
Registration Statement
                  No. 33-92230 on Form S-1 and incorporated
herein by
                  reference).
     10.15A       Amendment to Employment Agreement, dated as of
September 18,
                  1996, between Registrant and Arie Kilman (filed
as exhibit
                  10.14A to Registration Statement No. 333-15455
on Form S-1
                  and incorporated herein by reference).
     10.15B       Amendment No.2 to Employment Agreement, dated
as of December
                  16, 1996, between Registrant and Arie Kilman
(filed as
                  exhibit 10.14B to Registration Statement No.
333-15455 on
                  Form S-1 and incorporated herein by reference).
     10.16        Employment Agreement, dated May 1, 1995,
between Registrant
                  and Robert R. MacDonald  (filed as exhibit
10.16 to
                  Registration Statement No. 33-92230 on Form S-1
and
                  incorporated  herein by reference).
     10.16A       Amendment to Employment Agreement, dated as of
February 21,
                  1996, between Registrant and Robert MacDonald
(filed


Exhibits


                  as exhibit 10.15A to Registration Statement No.
333-15455 on
                  Form S-1 and incorporated herein by reference).
     10.16B       Amendment to Employment Agreement, dated as of
July 30,
                  1996, between Registrant and Robert MacDonald
(filed as
                  exhibit 10.15B to Registration Statement No.
333-15455 on
                  Form S-1 and incorporated herein by reference).
     10.17        Employment Agreement, dated May 1, 1995,
between Registrant
                  and Joseph J. Di Zazzo  (filed as exhibit 10.18
to
                  Registration Statement No. 33-92230 on Form S-1
and
                  incorporated  herein by reference).
     10.17A       Amendment to Employment Agreement, dated as of
October 23,
                  1996, between Registrant and Joseph J. Di Zazzo
(filed as
                  exhibit 10.18A to Registration Statement No.
333-15455 on
                  Form S-1 and incorporated  herein by
reference).
     10.18        Agreement AD/Ventures and Liraz Export Systems
Ltd. (filed
                  as exhibit 10.19 to  Registration Statement No.
33-92230 on
                  Form S-1 and incorporated herein by reference).
     10.19        Standard Program Product License Agreement of
ProfitKey
                  (filed as exhibit 10.20 to  Registration
Statement No.
                  33-92230 on Form S-1 and incorporated herein by
reference).
     10.20 Standard Computer Hardware Purchase Agreement of ProfitKey
                  (filed as exhibit 10.21 to  Registration
Statement No.
                  33-92230 on Form S-1 and incorporated herein by
reference).
     10.21 Standard Software License Agreement of Bizware and Standard
                  Escrow Agreement (filed as  exhibit 10.22 to
Registration
                  Statement No. 33-92230 on Form S-1 and
incorporated herein
                  by reference).
     10.22        Agreement, dated June 13, 1995, between
Registrant and Liraz
                  (filed as exhibit 10.23 to  Registration
Statement No.
                  33-92230 on Form S-1 and incorporated herein by
reference).
     10.23        Registration Rights Agreement, dated June 13,
1995 between
                  Registrant and Liraz (filed as  exhibit 1 to
Registration
                  Statement 33-92230 on Form S-1 and incorporated
herein by
                  reference).
     10.24        Agreement of Purchase and Sale, dated October
28, 1994 among
                  Joel Leonoff, Russell  Rothstein, Mitchell
Wasserman, Daimin
                  Investments Ltd., 2993031 Canada Inc., 2962594
Canada Inc.,
                  3077934 Canada Inc. and Bizware Computer
Systems (Canada)
                  Inc. (filed as  exhibit 10.25 to Registration
Statement No.
                  33-92230 on Form S-1 and incorporated herein
by reference).
     10.25        Addendum dated February 14, 1995 among Joel
Leonoff, Russell
                  Rothstein, Mitchell  Wasserman, Daimin
Investments Ltd.,
                  2993031 Canada Inc., 2962594 Canada Inc.,
3077934 Canada
                  Inc. and Bizware Computer Systems (Canada) Inc.
(filed as
                  exhibit 10.26 to  Registration Statement No.
33-92230 on
                  Form S-1 and incorporated herein by reference).
     10.26        Form of Warrant Agreement between the
Registrant and
                  Hampshire Securities Corporation  for 135,000
shares of
                  common stock (filed as exhibit 10.27 to
Registration
                  Statement No.  33-92230 on Form S-1 and
incorporated herein
                  by reference).
     10.27 Form of Loan Agreement, dated June , 1995, between
                  Registrant and Liraz regarding  Registrant's
agreement to
                  repay the principal amount of $1,228,172 (filed
as exhibit
                  10.28 to  Registration Statement No. 33-92230
on Form S-1
                  and incorporated herein by reference).
     10.28        Form of Loan Agreement, dated 1995, between
Registrant and
                  Liraz regarding Registrant's  agreement to
repay the
Exhibits


                  principal amount of $628,172 (filed as exhibit
10.29 to
                  Registration  Statement No. 33-92230 on Form
S-1 and
                  incorporated herein by reference).
     10.29 Form of exchange agreement dated 1995, between Registrant and Liraz (filed as exhibit to  Registration
Statement No.
                  33-92230 on Form S-1 and incorporated herein by reference).

     10.30        Consulting Agreement dated May 15, 1995 between
Registrant
                  and Nellcor Incorporated  (filed as exhibit
10.31 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated  herein by reference).
     10.31        Stock Purchase Agreement dated September 9,
1994 by and
                  among Liraz Systems, Ltd., Richard T. Lilly and the other
                  individuals whose names appear on the signature page thereto
                  (filed as exhibit 10.32 to Registration
Statement No.
                  33-92230 on Form S-1 and incorporated herein by reference).
     10.32 Exchange Agreement dated September , 1994 between Liraz and the individuals whose names appear on the signature page
                  thereto (filed as exhibit 10.33 to Registration
Statement
                  No. 33-92230 on Form S-1 and incorporated herein by
                  reference).
     10.33 Stock Purchase Agreement dated October 17, 1994 by and among
                  Liraz and Gary E.  Frashier (filed as exhibit
10.34 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated herein by reference).
     10.34 Stock Purchase Agreement dated October , 1994 by and among
                  Liraz and William Dockins  (filed as exhibit
10.35 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated  herein by reference).
     10.35 Stock Purchase Agreement dated October 24, 1994 by and among
                  Liraz and Alfred L.  Whiting (filed as exhibit
10.36 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated herein by reference).
     10.36        Certificate of Ownership and Merger of PK
Holdings Inc. into
                  ProfitKey International, Inc.  dated March 30,
1995 (filed
                  as exhibit 10.37 to Registration Statement No.
33-92230 on
                  Form S-1 and incorporated herein by reference).
     10.37 Development Agreement dated July 17, 1995 between Microsoft
                  Corporation and Level 8  (filed as exhibit
10.38 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated  herein by reference).
     10.38        Letter Agreement dated June 1, 1995 from Visa
International
                  Service Association to Level 8 (filed as exhibit 10.39 to
                  Registration Statement No. 33-92230 on Form S-1 and
                  incorporated  herein by reference).
     10.39 Development Agreement dated December 19, 1995 between Liraz and Level 8.
     10.40 Development Agreement dated October 23, 1995 between Liraz and ProfitKey.
     10.41        Product Purchase Agreement, dated August 30,
1996, between
                  Candle Corporation and Level 8 (filed as exhibit 10.40 to
                  Registration Statement No. 333-15455 on Form
S-1 and
                  incorporated herein by reference).
     10.42 Investment Agreement, dated July 26, 1996, among Registrant,
                  Liraz and Candle Corporation (filed as exhibit
10.41 to
                  Registration Statement No. 333-15455 on Form
S-1 and
                  incorporated herein by reference).


Exhibits


     10.43 Candle Corporation Software Agency Agreement, dated October
                  7, 1996, between Candle Corporation and Level 8
(filed as
                  exhibit 10.42 to Registration Statement No.
333-15455 on
                  Form S-1 and incorporated herein by reference).
     10.44 IBM Licensing Agreement: NT Client Bridge, dated February
                  28, 1996, by and between International Business
Machines and
                  Level 8 (filed as exhibit 10.43 to Registration
Statement
                  No. 333-15455 on Form S-1 and incorporated herein by
                  reference).
     11.0         Statement re: computation of per share income
(loss).
     21.1 List of Subsidiaries of Registrant (filed as exhibit 21.1 to
                  Registration Statement No. 33-  92230 on Form
S-1 and
                  incorporated herein by reference).
     23.2         Consent of Lurie, Besikof, Lapidus & Co., LLP.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    Level 8 Systems, Inc.


                                    By:  s/ Arie Kilman
                                         Arie Kilman
                                         Chief Executive Officer
and Director

Dated: March 13, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


    Signature                            Title             Date

s/ Arie Kilman                Chief Executive Officer March 13,
1997
   (Arie Kilman)              and Director


s/ Robert R. MacDonald  Chairman of the Board   March 13, 1997
   (Robert R. MacDonald)

s/ Samuel Somech        President and Director  March 13, 1997
   (Samuel Somech)


S/ Joseph J. Di Zarro   Controller, Chief       March 13, 1997
   (Joseph J. Di Zarro) Accounting Officer,
                        Treasurer and Secretary


s/ Theodore Fine        Director                      March 13,
1997
   (Theodore Fine)


S/ Lenny Recanati       Director                      March 13,
1997
   (Lenny Recanati)


s/ Frank J. Klein       Director                      March 13,
1997
   (Frank J. Klein)





                                      SCHEDULE II

                   LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS


Column A          Column B       Column C            Column D
Column E
                                Additions

                                         Charged
                    Balance   Charged   to Other     Deduc-
                    at Be-    to Costs   Accounts-   tions-
Balance
                    ginning   and Ex-    Describe    Describe
at End
Description        of Period  penses     (1)         (2)
of Period


Year ended
 December 31,
 1994
  Deducted
   from asset
   accounts:
    Allowance
     for
     doubtful
     accounts $  -            $ 39,319   $102.286    ($85,605)
$ 56,000

Year ended
 December 31,
 1995
  Deducted
   from asset
   accounts:
    Allowance
     for
     doubtful
     accounts $56,000         $ 96,613   $  -        ($77,613)  $
75,000

Year ended
 December 31,
 1996
  Deducted
   from asset
   accounts:
    Allowance
     for
     doubtful
     accounts $75,000         $231,000   $  -        ($26,000)
$282,000

(1) Allowance for doubtful accounts acquired in connection with ProfitKey
         International, Inc. and Bizware Computer Systems
(Canada) Inc.
(2)      Uncollectible accounts written off, net of recoveries.