Form 10-Q
period 1997-03-31
LEVEL 8 SYSTEMS
filed 1997-05-15
CIK 945384

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               --------------------  -------------------

Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEW YORK                                   11-2920559
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S Employer Identification
            or organization)                                Number)



One Penn Plaza, Suite 3401, New York, New York                10119
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                  (212)244-1234
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

6,963,814 common shares, $.01 par value, were outstanding as of April 30, 1997.
---------

                              LEVEL 8 SYSTEMS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                            Page #
        Item 1. Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets at March 31, 1997
                    and December 31, 1996                                  3

                Condensed Consolidated Statements of Operations for the
                    three months ended March 31, 1997 and 1996             4

                Condensed Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1997 and 1996             5

                Notes to Condensed Consolidated Financial Statements       6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7-8

Part II. OTHER INFORMATION                                               9-12


                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     March 31,           December 31,
                                                                                        1997                  1996
                                                                                ------------------     -----------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                       $  2,827,667          $  3,531,102
     Marketable securities                                                              6,041,956             6,524,758
     Accounts receivable, net                                                           3,835,465             2,977,260
     Income taxes receivable                                                              656,850               591,004
     Inventory                                                                            140,841               143,874
     Prepaid expenses and other assets                                                    818,377               261,182
     Deferred income taxes                                                                370,700               331,200
                                                                                ------------------     -----------------
        Total current assets                                                           14,691,856            14,360,380
                                                                                ------------------     -----------------
PROPERTY AND EQUIPMENT, NET                                                             1,007,965               958,110
                                                                                ------------------     -----------------
OTHER ASSETS
     Excess of cost over net assets acquired, net                                       2,109,855             2,215,347
     Service contracts acquired, net                                                    1,807,568             1,834,469
     Software development costs, net                                                    3,170,061             2,693,114
     Deposits                                                                              70,806                51,033
                                                                                ------------------     -----------------
                                                                                        7,158,290             6,793,963
                                                                                ------------------     -----------------
                                                                                      $22,858,111          $ 22,112,453
                                                                                ==================     =================
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                            $      8,593         $       8,593
     Current maturities of loan from related company                                      154,000               122,000
     Accounts payable                                                                   1,744,843             1,120,070
     Accrued expenses                                                                     499,907               549,172
     Customer deposits                                                                    187,270               153,816
     Deferred revenue                                                                   1,299,960             1,399,146
                                                                                ------------------     -----------------
        Total current liabilities                                                       3,894,573             3,352,797
                                                                                ------------------     -----------------
LONG TERM DEBT, NET OF CURRENT MATURITIES                                                  20,996                23,297
                                                                                ------------------     -----------------
LOAN FROM RELATED COMPANY, NET OF CURRENT MATURITIES                                      298,706               330,706
                                                                                ------------------     -----------------
DEFERRED INCOME TAXES                                                                     301,800               105,500
                                                                                ------------------     -----------------
SHAREHOLDERS' EQUITY
     Preferred stock                                                                            -                     -
     Common stock                                                                          69,638                69,543
     Additional paid-in-capital                                                        19,398,981            19,506,914
     Retained earnings (deficit)                                                      (1,123,454)           (1,273,175)
     Unearned compensation                                                                (3,129)               (3,129)
                                                                                ------------------     -----------------
                                                                                       18,342,036            18,300,153
                                                                                ------------------     -----------------
                                                                                      $22,858,111          $ 22,112,453
                                                                                ==================     =================

     See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                1997              1996
                                                           ---------------    --------------
REVENUE
     Consulting and service                                    $2,930,911        $2,102,811
     Software                                                   1,084,315           289,798
     Other                                                        106,327           166,815
                                                           ---------------    --------------
                                                                4,121,553         2,559,424
                                                           ---------------    --------------

COST OF REVENUE
     Consulting and service                                     1,235,922         1,055,085
     Software                                                     901,957           132,744
     Other                                                        114,101           132,620
                                                           ---------------    --------------
                                                                2,251,980         1,320,449
                                                           ---------------    --------------

GROSS MARGIN                                                    1,869,573         1,238,975

OPERATING EXPENSES                                              1,713,673         1,570,942
                                                           ---------------    --------------

OPERATING INCOME (LOSS)                                           155,900         (331,967)
                                                           ---------------    --------------

OTHER INCOME (EXPENSES)
     Interest income                                              115,039            51,431
     Interest expense                                             (5,418)           (7,835)
                                                           ---------------    --------------
                                                                  109,621            43,596
                                                           ---------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES                                 265,521         (288,371)

INCOME TAX EXPENSE (BENEFIT)                                      115,800          (21,400)
                                                           ---------------    --------------

NET INCOME (LOSS)                                              $  149,721      $  (266,971)
                                                           ===============    ==============


NET INCOME (LOSS) PER COMMON SHARE                             $     0.02       $    (0.05)
                                                           ===============    ==============

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT SHARES                                   7,438,336         5,922,847
                                                           ===============    ==============


     See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                                      1997              1996
                                                                   -----------       ------------
OPERATING ACTIVITIES
    Net income (loss)                                              $   149,721       $  (266,971)
    Adjustments to reconcile net income (loss) to net
       cash used by operating activities:
         Depreciation                                                   64,960             41,825
         Amortization                                                  222,714            253,191
         Tax effect of utilizing deferred tax assets
           that were reserved at date of acquisition                     --                37,000
         Deferred income taxes                                         156,800             12,800
         Changes in operating assets and liabilities:
           Accounts receivable                                       (858,340)          (318,484)
           Inventory                                                     3,033             17,272
           Prepaid expenses and other assets                         (557,195)           (13,088)
           Income taxes receivable                                    (68,781)          (124,839)
           Deposits                                                   (19,773)            (3,090)
           Accounts payable                                            627,843            193,659
           Accrued expenses                                           (49,265)           (88,398)
           Deferred revenue                                           (99,186)           (98,001)
           Customer deposits                                            33,454            (6,436)
                                                                   -----------        -----------
             Net cash used by operating activities                   (394,015)          (363,560)
                                                                   -----------        -----------

INVESTING ACTIVITIES
    Redemption of marketable securities                              2,480,930          2,044,962
    Purchases of marketable securities                             (1,998,128)              --
    Purchases of property and equipment                              (114,815)          (211,562)
    Software development costs                                       (567,268)          (499,036)
    Employee repayments                                                 --                  7,409
                                                                   -----------        -----------
             Net cash provided (used) by investing activities        (199,281)          1,341,773
                                                                   -----------        -----------

FINANCING ACTIVITIES
    Payments on long-term debt                                         (2,301)           (19,196)
    Payments on loan from related company                                --              (29,094)
    Proceeds from exercise of stock options                             32,099                376
    Additional public offering costs                                 (139,937)              --
                                                                   -----------        -----------
             Net cash used by financing activities                   (110,139)           (47,914)
                                                                   -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  --                   163
                                                                   -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (703,435)            930,462

CASH AND CASH EQUIVALENTS
   Beginning of Period                                               3,531,102          3,147,509
                                                                   -----------        -----------

   End of Period                                                   $ 2,827,667        $ 4,077,971
                                                                   ===========        ===========

   See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  Principles of Consolidation

The March 31, 1997 condensed consolidated financial statements include the accounts of Level 8 Systems, Inc. (Level 8), its 100% wholly-owned subsidiary ProfitKey International, Inc. (ProfitKey), its 100% wholly-owned subsidiary, Level 8 Technologies, Inc. (Level 8 Technologies) and its ASU consulting division (ASU). The March 31, 1996 condensed consolidated financial statements include the accounts of Level 8, ProfitKey, its 100% wholly-owned Canadian subsidiary, 3077934 Canada, Inc. and its 100% wholly-owned subsidiary, Bizware Computer Systems (Canada) Inc. (Bizware), Level 8 Technologies and ASU.

On July 26, 1996, the Company sold 246,800 shares of common stock to Candle Corporation at $11.00 per share before cost of sale of $105,058.

On December 17, 1996, the Company completed a secondary public offering of 705,000 shares (including 45,000 shares sold pursuant to the underwriter's exercise of its over-allotment option) at a price of $11.00 per share before 1996 costs of $1,277,803 and 1997 costs of $139,937.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

Level 8 Systems, Inc., through its wholly-owned subsidiaries ProfitKey and Level 8 Technologies and its ASU consulting division, develops and markets business software and provides consulting and ancillary services. The Company's products and services include: transactional messaging middleware and distributed object technology, which facilitate communication among applications that reside on distributed and often incompatible hardware and software; industry specific ("vertical") software applications the Company has developed for manufacturers; and consulting services for enterprise messaging and for the manufacturing and financial services industries.

Results of Operations

Revenue for the three months ended March 31, 1997 was approximately $4,122,000 as compared $2,559,000 for the three months ended March 31, 1996, an increase of $1,563,000 or 61%. The increase is primarily related to an increase in revenue at Level 8 Technologies of approximately $1,819,000, which includes an increases of approximately $928,000 and $891,000 for consulting/services and software, respectively. The increase was offset by a decrease in revenue at ProfitKey and ASU of approximately $28,000 and $138,000 respectively. Additionally, in 1996 the Company had approximately $131,000 of revenue from Bizware which was sold on September 9, 1996. The decrease in ProfitKey revenue is attributed to a reduction of new software system installations and reduced hardware sales. ASU revenue decreased as a result of a reduction in its AS400 consulting business.

Cost of revenue for the three months ended March 31, 1997 increased approximately $932,000 or 71% from the three months ended March 31, 1996. The increase was attributable primarily to the increase in the cost of revenue in Level 8 Technologies of approximately $1,055,000 as a result of increased revenue from 1996 to 1997. Approximately $728,000 of the increase in cost of revenue at Level 8 Technologies was attributable to the cost of selling third party software licenses and approximately $287,000 was attributable to the increase in cost of consulting services. Approximately $9,000 of the increase was related to increased cost of revenue at ProfitKey. These increases were offset by decreases in cost of revenue of approximately $83,000 and $49,000 at ASU and Bizware, respectively, from 1996 to 1997. As a percentage of revenue, cost of revenue increased from 52% in 1996 to 55% in 1997.

Gross margin for the three months ended March 31, 1997 was 45.4% as compared to 48.4% for the three months ended March 31, 1996. The decrease is related to reduced margins in software which is the direct result of Level 8 Technologies selling third party software products with gross margins of approximately 10%. Consulting and service gross margin increased from 49.8% in 1996 to 57.8% in 1997 due to the increase in Level 8 Technologies consulting and service gross margin from 38.7% in 1996 to 56.9% in 1997 and an increase in consulting and service gross margin in ASU from 45.9% in 1996 to 54.3% in 1997.

Operating expenses for the three months ended March 31, 1997 were approximately $1,714,000 as compared to approximately $1,571,000 for the three months ended March 31, 1996, an increase of approximately $143,000. The increase is the result of increases in sales and marketing expenses of approximately $182,000 in Level 8 Technologies from 1996 to 1997. Additional increases in operating expenses of approximately $171,000 are directly related to additional staffing requirements of Level 8 Technologies. These increases were offset by decreases in operating expenses of approximately $37,000 and $30,000 in ASU and amortization of goodwill and service contracts acquired. In addition, the operating expenses of Bizware of approximately $157,000 were eliminated in 1997.

Interest income increased by approximately $64,000 from 1996 to 1997 as a result of investing approximately $7,000,000 in three and six-month government securities.

Liquidity and Capital Resources

Operating and financing activities for the three months ended March 31, 1997 used net cash of approximately $394,000 and $110,000 respectively. At March 31, 1997, the Company had working capital of approximately $10,797,000 and a current ratio of 3.77. The Company believes that the stock sale proceeds from Candle Corporation and its second public offering will be adequate to fund its working capital and capital expenditure requirements at least through the end of 1997.

The Company continued new product development at Level 8 Technologies and ProfitKey. During the three months ended March 31, 1997, the Company spent approximately $567,000 on software development.

                                     Part II

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

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

Date         May 13, 1997              LEVEL 8 SYSTEMS, INC.
     -----------------------------     ---------------------
                                               (Registrant)



                                              /s/  Arik Kilman
                                       ----------------------------------
                                       Arik Kilman, Chief Executive Officer



                                              /s/  Joseph J. Di Zazzo
                                       ----------------------------------
                                       Joseph J. Di Zazzo, Controller and
                                       Chief Accounting Officer