Form 10-K/A
period 1996-12-31
LEVEL 8 SYSTEMS
filed 1997-05-30
CIK 945384

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                         AMENDMENT NO. 1

                               TO

                           Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

                  Commission File No.  033-92230

                       LEVEL 8 SYSTEMS, INC.
     (Exact name of registrant as specified in its charter)

          New York                         11-2920559
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or organization)          Identification No.)

One Penn Plaza, Suite 3401
New York, New York                           10119-0002
(Address  of principal executive offices)    (Zip Code)

                         (212) 244-1234
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No ___.


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








          3.   Listing of Exhibits

          Exhibits

          3.1 Restated Certificate of Incorporation of Registrant (filed as exhibit 3.1 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          3.2 By-Laws of Registrant. (filed as exhibit 3.2 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.1 1995 Stock Incentive Plan, as amended (filed as exhibit 10.1 to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          10.2 Stock Purchase Warrant issued by ProfitKey to Fleet Bank-NH for 85,000 shares of common stock of ProfitKey dated January 28, 1992 (filed as exhibit 10.2 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.3 Letter of agreement, dated May 14, 1993, between Fleet Bank-NH and ProfitKey (filed as exhibit 10.3 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.4 Consulting Services Agreement, dated March 17, 1994, between Norwest Technical Services, Inc. and Level 8 (filed as exhibit 10.4 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.5 Letter of Engagement, dated August 16, 1994, between Norwest Mortgage, Inc. and Level 8 (filed as exhibit 10.5 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.6 Stock Purchase Agreement, dated September 28, 1994 among Liraz, R.W. Allsop & Associates II, L.P., HLM Partners, L.P., Kitty Hawk Capital, Ltd. and the United States Small Business Administration (filed as exhibit
                    10.6 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.7 Amendment to Stock Purchase Agreement, dated September 29, 1994 among Liraz, R.W. Allsop & Associates II, L.P., HLM Partners, L.P., Kitty Hawk Capital, Ltd. and the United States Small Business Administration (filed as exhibit 10.7 to Registration Statement No. 33- 92230 on Form S-1 and incorporated herein by reference).
          10.8 Letter Agreement, dated February 19, 1995, between Bizware and Joel Leonoff (filed as exhibit 10.8 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.9 Software Acquisition Agreement dated February 23, 1995 among SASI, Bizware and Registrant (filed as exhibit 10.9 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.10 Service Agreement, dated March 31, 1995, between Level 8 and Transaction Information Systems, Inc. (filed as exhibit 10.10 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.11 Form of Amended and Restated Contribution Agreement, effective April 1, 1995, among Registrant and the shareholders of Level 8 (filed as exhibit 10.11 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.12 Employment Agreement, effective April 1, 1995, between Level 8 and Samuel Somech (filed as exhibit 10.11 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.12A Form of Amendment, dated June __, 1995, among Level 8, Registrant and Samuel Somech (filed as exhibit 10.12A to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.13 Consulting Agreement, effective April 1, 1995, between Level 8 and Theodore Fine (filed as exhibit to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.13A Form of Amendment, dated June , 1995, among Level 8, Registrant and Theodore Fine (filed as exhibit 10.13A to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.14 Consulting Agreement, dated April 4, 1995, among Bizware and Daimin Investments Ltd. (filed as exhibit 10.14 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.15 Employment Agreement, dated May 1, 1995, between Registrant and Arie Kilman (filed as exhibit to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.15A Amendment to Employment Agreement, dated as of September 18, 1996, between Registrant and Arie Kilman (filed as exhibit 10.14A to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          10.15B Amendment No.2 to Employment Agreement, dated as of December 16, 1996, between Registrant and Arie Kilman (filed as exhibit 10.14B to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          10.16 Employment Agreement, dated May 1, 1995, between Registrant and Robert R. MacDonald (filed as exhibit 10.16 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.16A Amendment to Employment Agreement, dated as of February 21, 1996, between Registrant and Robert MacDonald (filed Exhibits as exhibit 10.15A to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          10.16B Amendment to Employment Agreement, dated as of July 30, 1996, between Registrant and Robert MacDonald (filed as exhibit 10.15B to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          10.17 Employment Agreement, dated May 1, 1995, between Registrant and Joseph J. Di Zazzo (filed as exhibit 10.18 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.17A Amendment to Employment Agreement, dated as of October 23, 1996, between Registrant and Joseph J. Di Zazzo (filed as exhibit 10.18A to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          10.18 Agreement AD/Ventures and Liraz Export Systems Ltd. (filed as exhibit 10.19 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.19 Standard Program Product License Agreement of ProfitKey (filed as exhibit 10.20 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.20 Standard Computer Hardware Purchase Agreement of ProfitKey (filed as exhibit 10.21 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.21 Standard Software License Agreement of Bizware and Standard Escrow Agreement (filed as exhibit 10.22 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.22 Agreement, dated June 13, 1995, between Registrant and Liraz (filed as exhibit 10.23 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.23 Registration Rights Agreement, dated June 13, 1995 between Registrant and Liraz (filed as exhibit 1 to Registration Statement 33-92230 on Form S-1 and incorporated herein by reference).
          10.24 Agreement of Purchase and Sale, dated October 28, 1994 among Joel Leonoff, Russell Rothstein, Mitchell Wasserman, Daimin Investments Ltd., 2993031 Canada Inc., 2962594 Canada Inc., 3077934 Canada Inc. and Bizware Computer Systems (Canada) Inc. (filed as exhibit 10.25 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.25 Addendum dated February 14, 1995 among Joel Leonoff, Russell Rothstein, Mitchell Wasserman, Daimin Investments Ltd., 2993031 Canada Inc., 2962594 Canada Inc., 3077934 Canada Inc. and Bizware Computer Systems (Canada) Inc. (filed as exhibit 10.26 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.26 Form of Warrant Agreement between the Registrant and Hampshire Securities Corporation for 135,000 shares of common stock (filed as exhibit 10.27 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.27 Form of Loan Agreement, dated June __, 1995, between Registrant and Liraz regarding Registrant's agreement to repay the principal amount of $1,228,172 (filed as exhibit 10.28 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.28 Form of Loan Agreement, dated 1995, between Registrant and Liraz regarding Registrant's agreement to repay the Exhibits principal amount of $628,172 (filed as exhibit 10.29 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.29 Form of exchange agreement dated 1995, between Registrant and Liraz (filed as exhibit to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.30 Consulting Agreement dated May 15, 1995 between Registrant and Nellcor Incorporated (filed as exhibit 10.31 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.31 Stock Purchase Agreement dated September 9, 1994 by and among Liraz Systems, Ltd., Richard T. Lilly and the other individuals whose names appear on the signature page thereto (filed as exhibit 10.32 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.32 Exchange Agreement dated September __, 1994 between Liraz and the individuals whose names appear on the signature page thereto (filed as exhibit 10.33 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.33 Stock Purchase Agreement dated October 17, 1994 by and among Liraz and Gary E. Frashier (filed as exhibit 10.34 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.34 Stock Purchase Agreement dated October , 1994 by and among Liraz and William Dockins (filed as exhibit 10.35 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.35 Stock Purchase Agreement dated October 24, 1994 by and among Liraz and Alfred L.
                    Whiting (filed as exhibit 10.36 to
                    Registration Statement No. 33-92230 on Form
                    S-1 and  incorporated herein by reference).
          10.36 Certificate of Ownership and Merger of PK Holdings Inc. into ProfitKey International, Inc. dated March 30, 1995 (filed as exhibit
                    10.37 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.37 Development Agreement dated July 17, 1995 between Microsoft Corporation and Level 8 (filed as exhibit 10.38 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.38 Letter Agreement dated June 1, 1995 from Visa International Service Association to Level 8 (filed as exhibit 10.39 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).
          10.39 Development Agreement dated December 19, 1995 between Liraz and Level 8.
          10.40 Development Agreement dated October 23, 1995 between Liraz and ProfitKey.
          10.41 Product Purchase Agreement, dated August 30, 1996, between Candle Corporation and Level 8 (filed as exhibit 10.40 to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          10.42 Investment Agreement, dated July 26, 1996, among Registrant, and Candle Corporation (filed as exhibit 10.41 to Registration Statement No. 333-15455 on Form S-1 and
                    incorporated herein by reference).
          10.43     Candle Corporation Software Agency Agreement,
                    dated October 7, 1996, between Candle
                    Corporation and Level 8 (filed as exhibit
                    10.42 to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          10.44 IBM Licensing Agreement: NT Client Bridge, dated February 28, 1996, by and between International Business Machines and Level 8 (filed as exhibit 10.43 to Registration Statement No. 333-15455 on Form S-1 and incorporated herein by reference).
          11.0      Statement re: computation of per share income
                    (loss) (previously filed).
          21.1 List of Subsidiaries of Registrant (filed as exhibit 21.1 to Registration Statement No. 33- 92230 on Form S-1 and incorporated herein by reference).
          23.2      Consent of Lurie, Besikof, Lapidus & Co., LLP
                    (previously filed).
          27.0      Financial Data Schedule.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Level 8 Systems, Inc.


                              By:  /s/  Arie Kilman
                                        Arie Kilman
                                        Chief Executive Officer
                                        and Director

Dated:  May 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

     Signature                 Title                   Date

/s/ Arie Kilman           Chief Executive Officer   May 30, 1997
    (Arie Kilman)         and Director

/s/ Robert R. MacDonald   Chairman of the Board     May 30, 1997
    (Robert R. MacDonald)

/s/ Samuel Somech         President and Director    May 30, 1997
    (Samuel Somech)

/s/ Joseph J. Di Zazzo    Controller, Chief         May 30, 1997
    (Joseph J. Di Zazzo)  Accounting Officer
                          Treasurer and Secretary

/s/ Theodore Fine         Director                  May 30, 1997
    (Theodore Fine)

/s/ Lenny Recanati        Director                  May 30, 1997
    (Lenny Recanati)

/s/ Frank J. Klein        Director                  May 30, 1997
    (Frank J. Klein)