Form 10-Q
period 1997-06-30
LEVEL 8 SYSTEMS
filed 1997-08-12
CIK 945384

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997.

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934
For the transition period from _________ to _________


Commission File Number 0-26392


                             LEVEL 8 SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               NEW YORK                                     11-2920559
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S Employer
           or organization)                             Identification Number)




One Penn Plaza, Suite 3401, New York, New York                      10119
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)


                                 (212)244-1234
--------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      YES  [X]  NO [_]

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

7,011,320 common shares, $.01 par value, were outstanding as of July 31, 1997.
---------

                             LEVEL 8 SYSTEMS, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION                                                        Page #
        Item 1. Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets at June 30, 1997 and
                        December 31, 1996                                               3

                 Condensed Consolidated Statements of Operations for the
                        three and six months ended June 30, 1997 and 1996             4-5

                 Condensed Consolidated Statements of Cash Flows for the
                        six months ended June 30, 1997 and 1996                         6

                 Notes to Condensed Consolidated Financial Statements                   7

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                  8-9

Part II. OTHER INFORMATION                                                             10

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        June 30,      December 31,
                                                          1997            1996
                                                     ------------     -----------
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $ 5,927,251     $ 3,531,102
   Marketable securities                                2,025,613       6,524,758
   Accounts receivable, net                             4,635,033       2,977,260
   Income taxes receivable                                317,347         591,004
   Inventory                                              132,792         143,874
   Prepaid expenses and other assets                      903,119         261,182
   Deferred income taxes                                  297,400         331,200
                                                      -----------     -----------
    TOTAL CURRENT ASSETS                               14,238,555      14,360,380
                                                      -----------     -----------
PROPERTY AND EQUIPMENT, NET                             1,044,836         958,110
                                                      -----------     -----------
OTHER ASSETS
   Excess of cost over net assets                       2,004,363       2,215,347
   acquired, net
   Service contracts acquired, net                      1,746,570       1,834,469
   Software development costs, net                      3,420,302       2,693,114
   Deposits                                                72,456          51,033
                                                      -----------     -----------
                                                        7,243,691       6,793,963
                                                      -----------     -----------
                                                      $22,527,082     $22,112,453
                                                      ===========     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of                              $     8,237     $     8,593
   long-term debt
   Current maturities of loan                             123,720         122,000
   from related company
   Accounts payable                                     1,133,095       1,120,070
   Accrued expenses                                       427,049         549,172
   Customer deposits                                      113,075         153,816
   Deferred revenue                                     1,488,481       1,399,146
                                                      -----------     -----------
   TOTAL CURRENT LIABILITIES                            3,293,657       3,352,797
                                                      -----------     -----------
LONG TERM DEBT, net of current maturities                  19,052          23,297
                                                      -----------     -----------
LOAN FROM RELATED COMPANY, net of current maturities      268,122         330,706
                                                      -----------     -----------
DEFERRED INCOME TAXES                                     249,900         105,500
                                                      -----------     -----------

SHAREHOLDERS' EQUITY
   Preferred stock                                              -               -
   Common stock                                            69,687          69,543
   Additional paid-in-capital                          19,427,093      19,506,914
   Retained earnings (deficit)                           (800,429)     (1,273,175)
   Unearned compensation                                        -          (3,129)
                                                      -----------      ----------
                                                       18,696,351      18,300,153
                                                      -----------     -----------
                                                      $22,527,082     $22,112,453
                                                      ===========     ===========

   See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                       1997            1996
                                                    ----------      ----------
REVENUE
    Consulting and service                          $2,997,761      $2,400,413
    Software                                         1,061,423         371,848
    Other                                              174,168         184,104
                                                    ----------      ----------
                                                     4,233,352       2,956,365
                                                    ----------      ----------
COST OF REVENUE
    Consulting and service                           1,381,379       1,270,213
    Software                                           407,593         200,955
    Other                                              122,293         140,194
                                                    ----------      ----------
                                                     1,911,265       1,611,362
                                                    ----------      ----------

GROSS MARGIN                                         2,322,087       1,345,003

OPERATING EXPENSES                                   1,861,636       1,906,909
                                                    ----------      ----------
OPERATING INCOME (LOSS)                                460,451        (561,906)
                                                    ----------      ----------
OTHER INCOME (EXPENSE)
    Interest income                                     94,107          29,380
    Interest expense                                    (5,733)         (7,259)
                                                    ----------      ----------
                                                        88,374          22,121
                                                    ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                      548,825        (539,785)

INCOME TAX EXPENSE                                     225,800          18,200
                                                    ----------      ----------
NET INCOME (LOSS)                                   $  323,025      $ (557,985)
                                                    ==========      ==========
NET INCOME (LOSS) PER COMMON SHARE                       $0.04          $(0.09)
                                                    ==========      ==========
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES                          7,482,681       5,922,956
                                                    ==========      ==========

       See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                        1997           1996
                                                     ----------      ----------
REVENUE
    Consulting and service                          $5,928,672      $4,503,224
    Software                                         2,145,738         661,646
    Other                                              280,495         350,919
                                                    ----------      ----------
                                                     8,354,905       5,515,789
                                                    ----------      ----------

COST OF REVENUE
    Consulting and service                           2,617,301       2,325,298
    Software                                         1,309,550         333,699
    Other                                              236,394         272,814
                                                    ----------      ----------
                                                     4,163,245       2,931,811
                                                    ----------      ----------

GROSS MARGIN                                         4,191,660       2,583,978

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         3,575,309       3,477,851
                                                    ----------      ----------
OPERATING INCOME(LOSS)                                 616,351        (893,873)
                                                    ----------      ----------
OTHER INCOME (EXPENSE)
    Interest income                                    209,146          80,811
    Interest expense                                   (11,151)        (15,094)
                                                    ----------      ----------
                                                       197,995          65,717
                                                    ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                      814,346        (828,156)

INCOME TAX EXPENSE (BENEFIT)                           341,600          (3,200)
                                                    ----------      ----------
NET INCOME (LOSS)                                   $  472,746       ($824,956)
                                                    ==========      ==========
NET INCOME (LOSS) PER COMMON SHARE                       $0.06          ($0.14)
                                                    ==========      ==========
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                           7,505,613       5,922,902
                                                    ==========      ==========


        See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                               1997                1996
                                                                         ---------------    -----------------
OPERATING ACTIVITIES
    Net income (loss)                                                      $   472,746         $  (824,956)
    Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
        Depreciation                                                           136,481              87,811
        Amortization                                                           488,051             538,954
        Tax effect of utilizing deferred tax assets
          reserved at date of acquisition                                       35,300              49,600
        Deferred income taxes                                                  178,200              39,600
        Changes in operating assets and liabilities:
          Accounts receivable                                               (1,657,946)           (773,702)
          Income taxes                                                         271,465            (283,061)
          Inventory                                                             11,082             (43,328)
          Prepaid expenses and other assets                                   (641,937)             24,075
          Deposits                                                             (21,423)            (20,456)
          Accounts payable and accrued expenses                               (109,306)            (58,167)
          Deferred revenue and customer deposits                                48,594             127,097
                                                                           -----------          ----------
            Net cash used by operating activities                             (788,693)         (1,136,533)
                                                                           -----------          ----------

INVESTING ACTIVITIES
    Redemptions of marketable securities                                     6,497,273           2,044,962
    Purchase of marketable securities                                       (1,998,128)                  -
    Purchases of property and equipment                                       (223,207)           (385,980)
    Software development costs                                                (945,954)         (1,079,253)
    Employee repayments                                                              -              10,664
                                                                           -----------          ----------
          Net cash provided by investing activities                          3,329,984             590,393
                                                                           -----------          ----------
FINANCING ACTIVITIES
    Payments on long-term debt                                                  (4,601)            (27,810)
    Payments on loan from related company                                      (60,864)            (29,094)
    Proceeds from exercise of stock options                                     57,688                 376
    Additional public offering costs                                          (137,365)                  -
                                                                           -----------          ----------
          Net cash used by financing activities                               (145,142)            (56,528)
                                                                           -----------          ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              -               2,159
                                                                           -----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                  2,396,149            (600,509)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                       3,531,102           3,147,509
                                                                           -----------          ----------
   End of period                                                           $ 5,927,251         $ 2,547,000
                                                                           ===========         ===========

See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   Principles of Consolidation

The condensed consolidated financial statements include the accounts of Level 8 Systems, Inc. (Level 8), its U.S. subsidiaries ProfitKey International, Inc. (ProfitKey) and Level 8 Technologies, Inc. (Level 8 Technologies), and its Canadian subsidiary, Bizware Computer Systems (Canada) Inc. (Bizware) (for 1996 only), collectively referred to as the Company. On September 9, 1996 the Company sold Bizware. All intercompany accounts and transactions are eliminated in consolidation.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

Level 8 Systems, Inc., through its wholly-owned subsidiaries ProfitKey and Level 8 Technologies and its ASU consulting division, develops and markets business software and provides consulting and ancillary services. The Company's products and services include: transactional messaging middleware and distributed object technology, which facilitate communication among applications that reside on distributed and often incompatible hardware and software; industry specific ("vertical") software applications the Company has developed for manufacturers and consulting services for enterprise messaging and for the manufacturing and financial services industries.

Results of Operations

Revenue for the three and six months ended June 30, 1997 was approximately $4,233,000 and $8,355,000 respectively, compared to revenue for the three and six months ended June 30, 1996 of approximately $2,956,000 and $5,516,000, respectively. Revenue for the three and six months ended June 30, 1996 includes revenue of Bizware of approximately $156,000 and $287,000, respectively.
Substantially all of the assets of Bizware were sold on September 9, 1996.   The
increase in revenue for the three months ended June 30, 1997 of $1,277,000 is the result of increases in Level 8 Technologies and ProfitKey of approximately $1,327,000 and $167,000, respectively. These increases were offset by a decrease in revenue at ASU of $61,000 and the Bizware revenue of $156,000 in 1996. The increase at Level 8 Technologies is related to increases in software sales and consulting services. Software sales increased from $12,000 for the three months ended June 30, 1996 to $700,000 for the three months ended June 30, 1997, while consulting services increased from $1,011,000 for the three months ended June 30, 1996 to $1,650,000 for the three months ended June 30, 1997. The increase at ProfitKey is related to increases in software sales and consulting services offset by a decrease in hardware sales. Software sales increased from $269,000 for the three months ended June 30,1996 to $361,000 for the three months ended June 30, 1997, consulting services increased from $871,000 for the three months ended June 30, 1996 to $976,000 for the three months ended June 30, 1997, while hardware sales decreased from $159,000 for the three months ended June 30, 1996 to $129,000 for the three months ended June 30, 1997. The decrease in revenue of ASU consulting is primarily related to a decrease in the consulting services provided to the AS400 customer base. The increase for the six months ended June 30, 1997 of $2,839,000 is related to increases at Level 8
Technologies and ProfitKey of $3,146,000 and $139,000, respectively.   These
increases were offset by a decrease in revenue at ASU of $159,000 and the Bizware revenue of $287,000. The increase in Level 8 Technologies revenue is related to increases in software sales and consulting services. Software sales increased from $12,000 for the six months ended June 30, 1996 to $1,591,000 for the six months ended June 30, 1997, while consulting services increased from $1,629,000 for the six months ended June 30, 1996 to $3,196,000 for the six months ended June 30, 1997. The increase at ProfitKey is related to increases in software sales and consulting services offset by a decrease in hardware sales. Software sales increased from $507,000 for the six months ended June 30,1996 to $555,000 for the six months ended June 30, 1997, consulting services increased from $1,778,000 for the six months ended June 30, 1996 to $1,945,000 for the six months ended June 30, 1997, while hardware sales decreased from $310,000 for the six months ended June 30, 1996 to $234,000 for the six months ended June 30, 1997. The decrease in revenue of ASU consulting is primarily related to a decrease in the consulting services provided to the AS400 customer base.

Gross margin for the three and six months ended June 30, 1997 was 54.9% and 50.2%, respectively, compared to gross margin for the three and six months ended June 30, 1996 of 45.5% and 46.8%, respectively. The increase for the three months ended June 30, 1997 is related to increased margins in all areas of the business. Consulting services, software and other gross margins were 53.9%, 61.6% and 29.8%, respectively, for the three months ended June 30, 1997, compared to 48.4%, 46.0% and 23.9%, respectively for the three months ended June 30, 1996. The increase in consulting services gross margin is primarily related to increasing rates for consulting services of Level 8 Technologies and ProfitKey while controlling direct costs to deliver those services. The increase in software gross margin is related to an increase in the sale of the Company's own software products. Level 8 Technologies product sales increased from $0 for the three months ended June 30, 1996 to $468,000 for the three months ended June 30, 1997. The sales are related to release of the Level 8 Technologies DOT/XM product and pre-release sales of the FalconMQ (Falcon Gateway) product. Sales of ProfitKey software also increased from $222,000 for the three months ended June 30, 1996 to $325,000 for the three months ended June 30, 1997. The increase in gross margin of other revenue is related to the mix of ProfitKey hardware sales. Consulting services, software and other gross margins were 55.9%, 39.0% and 15.7%, respectively, for the six months ended June 30, 1997, compared to 48.4%, 49.6% and 22.3%, respectively for the six months ended June 30, 1996. The increase in consulting services gross margin is primarily related to increasing rates for consulting services of Level 8 Technologies and ProfitKey while controlling direct costs to deliver those services. The decrease in software gross margin for the six months ended June 30, 1997 is the result of higher sales of third party software products (MQ licenses) at Level 8 Technologies in the first quarter, which yield margins of approximately 15%. The decrease in other revenue gross margin is primarily related to a decrease in hardware sales of ProfitKey for the six months ended June 30, 1997 of approximately $75,000 and an increase in the cost to deliver hardware products.

Operating expenses for the three and six months ended June 30, 1997 were approximately $1,862,000 and $3,575,000, respectively, compared to operating expenses for the three and six months ended June 30, 1996 of approximately $1,907,000 and $3,478,000, respectively. The decrease for the three months ended June 30, 1997 is the result of decreases in operating expenses at Level 8 and ASU of $10,000 and $8,000, respectively, a decrease in non-cash amortization charges related to goodwill and service contracts acquired of $57,000, and the
reduction of the Bizware operating expenses of $225,000.   The decreases were
offset by increases in operating expenses at Level 8 Technologies and ProfitKey of $207,000 and $48,000, respectively. The increase in Level 8 Technologies operating expenses for the three months ended June 30, 1997 is primarily related to increased sales and marketing expenses of $135,000, an increase in research and development costs of $56,000 and an increase in general overhead costs of $16,000 related to building support staff. The increase in ProfitKey operating expenses for the three months ended June 30, 1997 is primarily related to an increase in sales and marketing of $16,000 and an increase in general overhead costs of $30,000 related to building and training support staff in anticipation
of new product release.   The increase in operating expenses for the six months
ended June 30, 1997 is related to increased operating expenses at Level 8 Technologies and ProfitKey of $566,000 and $53,000, respectively. The increases were offset by decreases at Level 8 and ASU of $8,000 and $46,000, respectively, a decrease in non-cash amortization of goodwill and service contracts acquired
of $87,000 and the Bizware operating expenses of  $381,000.   The increase in
operating expenses at Level 8 Technologies for the six months ended June 30, 1997 is related to an increase in sales and marketing expense of $317,000, an increase in research and development of $141,000 and increases related to the Florida office of $121,000 offset by a reduction in overhead expenses of $13,000 as a result of controlling costs. The Florida office was opened in March of 1996 and therefore operating expenses for 1996 do not include a full six months. The increase in operating expenses at ProfitKey for the six months ended June 30, 1997 is related to increased staffing and training costs in preparation of
releasing the new ProfitKey product.   The decreases in non-cash amortization of
goodwill are directly related to the sale of Bizware.

Interest income for the three and six months ended June 30, 1997 increased by approximately $65,000 and $128,000, respectively. The increase is the result of investing approximately $6,500,000 in three and six month U.S. Government agency bonds.

Liquidity and Capital Resources

Operating and financing activities for the six months ended June 30, 1997 used net cash of approximately $789,000 and $145,000 respectively. At June 30, 1997, the Company had working capital of approximately $10,945,000 and a current ratio of 4.3. The Company believes that cash from operations and the proceeds from its second public offering will be adequate to fund its working capital and capital expenditure requirements at least through the short term.

The Company continued new product development at ProfitKey, and Level 8 Technologies. During the six months ended June 30, 1997, the Company spent approximately $946,000 on software development. In addition to software development, the Company used cash to purchase approximately $223,000 of property and equipment for the six months ended June 30, 1997.

                                    Part II

                    LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                               OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-Holders

         (a)  The annual meeting of shareholders of Level 8 Systems, Inc.
              was held on May 6, 1997.
         (b) A vote was proposed to (1) elect the Board of Directors to serve for the ensuing year, and (2) to approve the Company's 1997 Employee Stock Option Plan.

              The shareholders voting results are as follows:

                                                                      Votes
                                                     For        Against    Withheld   Abstained


         (1)    Robert R. MacDonald               5,484,378        N/A       6,740       N/A
                Arik Kilman                       5,484,378        N/A       6,740       N/A
                Samuel Somech                     5,484,378        N/A       6,740       N/A
                Theodore Fine                     5,484,378        N/A       6,740       N/A
                Lenny Recanati                    5,484,378        N/A       6,740       N/A
                Frank Klein                       5,484,378        N/A       6,740       N/A

         (2)    Employee Stock Option Plan        4,246,985      117,637                7,000

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


Date   August 8, 1997                     LEVEL 8 SYSTEMS, INC.
     -----------------------              ---------------------
                                               (Registrant)


                                            /s/  Arik Kilman
                                           ----------------------
                                           Arik Kilman, Chief Executive Officer



                                            /s/  Joseph J. Di Zazzo
                                           ------------------------
                                           Joseph J. Di Zazzo
                                           Chief Financial Officer