Form 10-Q
period 1997-09-30
LEVEL 8 SYSTEMS
filed 1997-11-14
CIK 945384

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934
For the transition period from ____________________to ___________________


Commission File Number 0-26392


                             LEVEL8 SYSTEMS, INC.
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

7,025,582 common shares, $.01 par value, were outstanding as of October 31,
---------
1997.

                             LEVEL 8 SYSTEMS, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                            Page #

         Item 1. Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets at September 30,
                      1997 and December 31, 1996                            3

                 Condensed Consolidated Statements of Operations for
                      the three and nine months ended September 30,
                      1997 and 1996                                       4-5

                 Condensed Consolidated Statements of Cash Flows for
                      the nine months ended September 30, 1997 and 1996     6

                 Notes to Condensed Consolidated Financial Statements       7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-10

Part II. OTHER INFORMATION                                                 11

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        September 30,    December 31,
                                                            1997             1996
                                                        -----------      ----------
                                  ASSETS
CURRENT ASSETS
     Cash and cash equivalents                          $ 5,307,308     $ 3,531,102
     Marketable securities                                2,053,972       6,524,758
     Accounts receivable, net                             6,065,634       2,977,260
     Income taxes receivable                                586,073         591,004
     Inventory                                              133,067         143,874
     Prepaid expenses and other assets                      549,094         261,182
     Deferred income taxes                                  332,100         331,200
                                                        -----------     -----------
     TOTAL CURRENT ASSETS                                15,027,248      14,360,380
                                                        -----------     -----------
PROPERTY AND EQUIPMENT, NET                               1,191,180         958,110
                                                        -----------     -----------
OTHER ASSETS
     Excess of cost over net assets acquired, net         1,898,867       2,215,347
     Service contracts acquired, net                      1,720,703       1,834,469
     Software development costs, net                      3,770,117       2,693,114
     Deposits                                                78,117          51,033
                                                        -----------     -----------
                                                          7,467,804       6,793,963
                                                        -----------     -----------
                                                        $23,686,232     $22,112,453
                                                        ===========     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of
     long-term debt                                     $    12,551     $     8,593
     Current maturities of loans
     from related company                                   123,720         122,000
     Accounts payable                                     1,307,186       1,120,070
     Accrued expenses                                       342,224         549,172
     Customer deposits                                       76,509         153,816
     Deferred revenue                                     1,510,790       1,399,146
     TOTAL CURRENT LIABILITIES                            3,372,980       3,352,797
                                                        -----------     -----------
LONG TERM DEBT, net of current maturities                    72,577          23,297
                                                        -----------     -----------
LOANS FROM RELATED COMPANY, net of current maturities       237,232         330,706
                                                        -----------     -----------
DEFERRED INCOME TAXES                                       315,100         105,500
                                                        -----------     -----------

SHAREHOLDERS' EQUITY
     Preferred stock                                              -               -
     Common stock                                            70,125          69,543
     Additional paid-in-capital                          19,997,941      19,506,914
     Retained earnings (deficit)                           (379,723)     (1,273,175)
     Unearned compensation                                        -          (3,129)
                                                         19,688,343      18,300,153
                                                        -----------     -----------
                                                        $23,686,232     $22,112,453
                                                        ===========     ===========

  See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                           1997         1996
                                       ----------   ------------
REVENUE
   Consulting and service              $3,584,506   $  2,478,017
   Software                             1,164,576      1,581,785
   Other                                  310,672        210,127
                                        5,059,754      4,269,929
                                       ----------   ------------

COST OF REVENUE
   Consulting and service               1,781,463      1,136,893
   Software                               260,251      1,354,862
   Other                                  173,217        139,332
                                       ----------   ------------
                                        2,214,931      2,631,087
                                       ----------   ------------

GROSS MARGIN                            2,844,823      1,638,842

OPERATING EXPENSES                      2,297,320      3,355,677
                                       ----------   ------------

OPERATING INCOME (LOSS)                   547,503     (1,716,835)
                                       ----------   ------------

OTHER INCOME (EXPENSE)
   Interest income                        111,890         36,203
   Interest expense                        (4,887)       (12,955)
                                       ----------   ------------
                                          107,003         23,248
                                       ----------   ------------

INCOME (LOSS) BEFORE INCOME TAXES         654,506     (1,693,587)

INCOME TAX EXPENSE (BENEFIT)              233,800        (21,900)
                                       ----------   ------------

NET INCOME (LOSS)                      $  420,706    ($1,671,687)
                                       ==========   ============

NET INCOME (LOSS) PER COMMON SHARE     $     0.06         ($0.27)
                                       ==========   ============

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES              7,642,389      6,107,959
                                       ==========   ============

See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                          1997          1996
                                                     -----------   ------------
REVENUE
  Consulting and service                             $ 9,513,178   $  6,981,241
  Software                                             3,310,314      2,243,431
  Other                                                  591,167        561,046
                                                     -----------   ------------
                                                      13,414,659      9,785,718
                                                     -----------   ------------

COST OF REVENUE
  Consulting and service                               4,398,764      3,462,191
  Software                                             1,569,801      1,688,561
  Other                                                  409,611        412,146
                                                     -----------   ------------
                                                       6,378,176      5,562,898
                                                     -----------   ------------

GROSS MARGIN                                           7,036,483      4,222,820

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           5,872,629      6,833,528
                                                     -----------   ------------

OPERATING INCOME(LOSS)                                 1,163,854     (2,610,708)
                                                     -----------   ------------

OTHER INCOME (EXPENSE)
  Interest income                                        321,036        117,014
  Interest expense                                       (16,038)       (28,049)
                                                     -----------   ------------

                                                         304,998         88,965
                                                     -----------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                      1,468,852     (2,521,743)

INCOME TAX EXPENSE (BENEFIT)                             575,400        (25,100)

NET INCOME (LOSS)                                    $   893,452    ($2,496,643)
                                                     ===========   ============

NET INCOME (LOSS) PER COMMON SHARE                         $0.12         ($0.42)
                                                     ===========   ============

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                             7,597,536      5,985,265
                                                     ===========   ============

  See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                                  1997          1996
                                                                              -----------   -----------
OPERATING ACTIVITIES
 Net income (loss)                                                            $   893,452   $(2,496,643)
 Adjustments to reconcile net income (loss) to net
   cash used by operating activities:
    Depreciation                                                                  208,566       138,241
    Amortization                                                                  747,859       798,269
    Loss on sale of subsidiary                                                          -     1,484,061
    Tax effect of utilizing deferred tax assets
     reserved at date of acquisition                                               35,300        49,600
    Tax benefit from stock incentive plans                                        464,000             -
    Deferred income taxes                                                         208,700       166,600
    Changes in operating assets and liabilities:
     Accounts receivable                                                       (3,088,547)     (819,696)
     Income taxes                                                                   2,739      (711,716)
     Inventory                                                                     10,807       (41,137)
     Prepaid expenses and other assets                                           (287,912)     (129,667)
     Deposits                                                                     (27,084)      (24,820)
     Accounts payable and accrued expenses                                        (20,041)    1,061,578
     Deferred revenue and customer deposits                                        34,337      (114,295)
     Other                                                                        (28,359)            -
                                                                              -----------   -----------
      Net cash used by operating activities                                      (846,183)     (639,625)
                                                                              -----------   -----------

INVESTING ACTIVITIES
  Redemptions of marketable securities                                          6,497,273     2,044,962
  Purchase of marketable securities                                            (1,998,128)   (2,497,493)
  Purchases of property and equipment                                            (381,319)     (600,170)
  Software development costs                                                   (1,424,214)   (1,509,331)
  Proceeds from sale of subsidiary                                                      -       120,000
  Employee repayments                                                                   -        21,225
                                                                              -----------   -----------
      Net cash provided (used) by investing activities                          2,693,612    (2,420,807)
                                                                              -----------   -----------

FINANCING ACTIVITIES
  Payments on long-term debt                                                       (7,078)      (45,504)
  Payments on loan from related company                                           (91,754)      (88,162)
  Proceeds from issuance of common stock                                                -     2,609,742
  Proceeds from exercise of stock options                                         164,974        42,176
  Additional public offering costs                                               (137,365)            -
                                                                              -----------   -----------
      Net cash provided (used) by financing activities                            (71,223)    2,518,252
                                                                              -----------   -----------
Effect of exchange rate changes on cash                                                 -        (4,573)
                                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents                            1,776,206      (546,753)
Cash and cash equivalents
  Beginning of period                                                           3,531,102     3,147,509
                                                                              -----------   -----------
  End of period                                                               $ 5,307,308   $ 2,600,756
                                                                              ===========   ===========

Supplemental disclosure of non-cash investing and financing activity
In 1997, the Company acquired $60,318 of computer equipment through a capital lease.
See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

Level 8, through its wholly-owned subsidiaries ProfitKey and Level
8 Technologies and its ASU consulting division, develops and markets business software and provides consulting and ancillary services. Level 8's products and services include: transactional messaging middleware and distributed object technology, which facilitate communication among applications that reside on distributed and often incompatible hardware and software; industry specific ("vertical") software applications Level 8 has developed for manufacturers;
and consulting services for enterprise messaging and for the manufacturing and financial services industries.

Results of Operations

Revenue for the three and nine months ended September 30, 1997 was approximately $5,060,000 and $13,415,000, respectively, compared to revenue for the three and nine months ended September 30, 1996 of approximately $4,270,000 and $9,786,000, respectively. Revenue for the three and nine months ended September 30, 1996 includes revenue of Bizware of approximately $64,000 and $351,000, respectively.
Substantially all of the assets of Bizware were sold on September 9, 1996.   The
increase in revenue for the three months ended September 30, 1997 of $790,000 is the result of increases in Level 8 Technologies and ASU of approximately $634,000 and $143,000, respectively. In addition to these increases Level 8 earned $110,000 in a transaction with another high technology company. These increases were offset by a decrease in revenue at ProfitKey of approximately $33,000 and the Bizware revenue of approximately $64,000 in 1996. The increase at Level 8 Technologies is related to an increase in consulting services offset by decreases in software sales and other revenue. Consulting services increased from approximately $1,124,000 for the three months ended September 30, 1996 to approximately $2,151,000 for the three months ended September 30, 1997, while software sales decreased from approximately $1,200,000 for the three months ended September 30, 1996 to approximately $872,000 for the three months ended September 30, 1997 and other revenue decreased from approximately $65,000 for the three months ended September 30, 1996 to zero for the three months ended September 30, 1997. The increase at ASU is related to an increase in consulting services. Consulting services increased from approximately $382,000 for the three months ended September 30, 1996 to approximately $525,000 for the three months ended September 30, 1997. The decrease in revenue of ProfitKey is primarily related to decreases in the consulting services and software sales offset by an increase in other revenue. Consulting services decreased from approximately $926,000 for the three months ended September 30, 1996 to approximately $909,000 for the three months ended September 30,1997, and software sales decreased from approximately $365,000 for the three months ended September 30, 1996 to approximately $292,000 for the three months ended September 30, 1997, while other revenue increased from approximately $143,000 for the three months ended September 30, 1996 to approximately $200,000 for the three months ended September 30, 1997.

The increase for the nine months ended September 30, 1997, of approximately $3,629,000 is related to increases at Level 8 Technologies and ProfitKey of approximately $3,780,000 and $107,000, respectively. In addition to these increases Level 8 earned $110,000 in a transaction with another high technology company. These increases were offset by a decrease in revenue at ASU of approximately $17,000 and the Bizware revenue of approximately $351,000. The increase in Level 8 Technologies revenue is related to increases in software sales and consulting services. Software sales increased from approximately $1,212,000 for the nine months ended September 30, 1996 to approximately $2,463,000 for the nine months ended September 30, 1997. Consulting services increased from approximately $2,738,000 for the nine months ended September 30, 1996 to approximately $5,347,000 for the nine months ended September 30, 1997, while other revenue decreased by approximately $80,000. The increase at ProfitKey is related to an increase in consulting services offset by decreases in software sales and hardware sales. Consulting services increased from approximately $2,704,000 for the nine months ended September 30, 1996 to approximately $2,854,000 for the nine months ended September 30, 1997, while software sales decreased from approximately $872,000 for the nine months ended September 30,1996 to approximately $847,000 for the nine months ended September 30, 1997, and hardware sales decreased from approximately $454,000 for the nine months ended September 30, 1996 to approximately $436,000 for the nine months ended September 30, 1997. The decrease in revenue of ASU consulting is primarily related to a decrease in the consulting services offset by an increase in hardware sales. Consulting services decreased from approximately $1,353,000 for the nine months ended September 30, 1996 to approximately $1,312,000, and hardware sales increased from approximately $21,000 for the nine months ended September 30, 1996 to approximately $45,000 for the nine months ended September 30, 1997.

Gross margin for the three and nine months ended September 30, 1997 was 56.2% and 52.5%, respectively, compared to gross margin for the three and nine months ended September 30, 1996 of 38.4% and 43.2%, respectively. The increase for the three months ended September 30, 1997 is related to increased margins related to software sales and other revenue offset by a decrease in consulting services margin. Software, other and consulting gross margins were 77.7%, 44.2% and 50.3%, respectively, for the three months ended September 30, 1997, compared to 14.4%, 33.7% and 54.1%, respectively for the three months ended September 30, 1996. The increase in software gross margin is related to an increase in the sale of the Company's own software products. Level 8 Technologies product sales increased from $0 for the three months ended September 30, 1996 to approximately $662,000 for the three months ended September 30, 1997. The sales are related to release of the Level 8 Technologies DOT/XM and Event Works products. Sales of ProfitKey software decreased from approximately $270,000 for the three months ended September 30, 1996 to approximately $235,000 for the three months ended September 30, 1997. The increase in the gross margin of other revenue is related to $110,000 earned in a transaction with another high technology company. Consulting services gross margin decreased as a result of a decrease in the ProfitKey gross margin from 62.6% for the three months ended September
30, 1996 to 55.9% for the three months ended September 30, 1997.   The decrease
is related to the reduction in revenue combined with an increase in direct costs associated with using outside consultants to deliver services. Consulting services gross margin increased at Level 8 Technologies and ASU for the three months ended September 30, 1997 to 49.4% and 44.2%, respectively, compared to 47.8% and 41.9%, respectively, for the three months ended September 30, 1996. The increase at Level 8 Technologies is related to an increase in revenue due to expanding business opportunities. The increase at ASU is related to the increase in consulting revenue combined with a reduction in the cost to deliver those services.

Consulting services, software and other gross margins were 53.8%, 52.6% and 30.7%, respectively, for the nine months ended September 30, 1997, compared to 50.4%, 24.7% and 26.5%, respectively for the nine months ended September 30, 1996. The increase in consulting services gross margin is related to increases in the gross margins in consulting services at Level 8 Technologies and ASU, offset by a decrease in consulting services gross margin at ProfitKey. The consulting services gross margins at Level 8 Technologies and ASU increased to 52.2% and 48.6%, respectively, for the nine months ended September 30, 1997 from 43.9% and 42.4%, respectively, for the nine months ended September 30, 1996. The increase at Level 8 Technologies is related to an increase in revenue due to expanding business opportunities. The increase at ASU is related to the increase in consulting revenue combined with a reduction in the cost to deliver those services. The consulting services gross margin at ProfitKey decreased from 61.7% for the nine months ended September 30, 1996 to 59.2% for the nine months ended September 30, 1997. The decrease is related to the increase in direct costs associated with using outside consultants to deliver services. The increase in software gross margin for the nine months ended September 30, 1997 is the result of increased sales of Level 8 software products. Sales of Level 8 Technologies software increased from $0 for the nine months ended September 30, 1996 to approximately $1,165,000 for the nine months ended September 30, 1997. Sales of ProfitKey software increased from approximately $688,000 for the nine months ended September 30, 1996 to approximately $702,000 for the nine months ended September 30, 1997. The increase in other revenue gross margin is primarily related to $110,000 earned in a transaction with another high technology company.

Operating expenses for the three and nine months ended September 30, 1997 were approximately $2,297,000 and $5,873,000, respectively, compared to operating expenses for the three and nine months ended September 30, 1996 of approximately $1,872,000 and $5,350,000, respectively. The 1996 amounts are net of a one time charge related to the sale of Bizware of approximately $1,484,000. The increase for the three months ended September 30, 1997 is the result of increases in operating expenses at Level 8 Technologies and ASU of approximately $638,000 and $6,000, respectively. The increases were offset by decreases in operating expenses at ProfitKey and Level 8 of approximately $48,000 and $81,000, respectively along with a decrease in non-cash amortization charges related to goodwill and service contracts acquired of approximately $18,000, and the reduction of the Bizware operating expenses of approximately $72,000. The increase in Level 8 Technologies operating expenses for the three months ended September 30, 1997 is primarily related to increased sales and marketing expenses of approximately $458,000, an increase in research and development costs of approximately $187,000, offset by a decrease in general overhead costs of approximately $7,000. The increase in sales and marketing is related to increasing the sales and marketing staffs and general increases in marketing expenses in preparation for the launch of the FalconMQ product. The increase in research and development costs is related to the continued efforts associated with new product development. The increase in ASU operating expenses for the three months ended September 30, 1997 is related to additional administrative assistance. The decrease in ProfitKey operating expenses for the three months ended September 30, 1997 is primarily related to a decrease in sales and marketing of approximately $15,000, a decrease in research and development expense of approximately $57,000, offset by an increase in general overhead costs of approximately $24,000. The decrease in sales and marketing expenses are related to restructuring of the sales department. The decrease in research and development expense is related to an increased focus on completion of the ProfitKey client server product for which the costs are capitalized. The increase in general overhead expenses is related to building and training support staff in anticipation of the new product release. The decrease in operating expenses at Level 8 is related to decreases in salaries, severance pay and vacation pay related to the resignation of an officer of approximately $72,000 and decreases in other miscellaneous expenses of approximately $9,000. The decrease in non-cash amortization is related to the amortization charges of Bizware.

The increase in operating expenses for the nine months ended September 30, 1997 is related to increased operating expenses at Level 8 Technologies and ProfitKey of approximately $1,204,000 and $22,000, respectively. The increases were offset by decreases at Level 8 and ASU of approximately $81,000 and $40,000, respectively, a decrease in non-cash amortization of goodwill and service contracts acquired of approximately $84,000 and the Bizware operating expenses
of  approximately $496,000.   The increase in operating expenses at Level 8
Technologies for the nine months ended September 30, 1997 is related to an increase in sales and marketing expense of approximately $775,000, an increase in research and development of approximately $328,000 and increases in overhead expenses of approximately $101,000 as a result of increased staffing to build an infrastructure to support future business. The increase in operating expenses at ProfitKey for the nine months ended September 30, 1997 is related to increased staffing and training costs in preparation of releasing the new ProfitKey product. The decrease in operating expenses at Level 8 is related to decreases in salaries, severance pay and vacation pay related to the resignation of an officer of approximately $72,000 and decreases in other miscellaneous expenses of approximately $9,000. The decrease in non-cash amortization of goodwill are directly related to the sale of Bizware.

Interest income for the three and nine months ended September 30, 1997 increased by approximately $76,000 and $204,000, respectively. The increase is the result of investing approximately $6,500,000, primarily in three and six month U.S. Government agency bonds.



Liquidity and Capital Resources

Operating and financing activities for the nine months ended September 30, 1997 used net cash of approximately $846,000 and $71,000, respectively. At September 30, 1997, the Company had working capital of approximately $11,654,000 and a current ratio of 4.5. The Company believes that cash from operations and the proceeds from its second public offering will be adequate to fund its working capital and capital expenditure requirements at least through the short term.

The Company continued new product development at ProfitKey and Level 8 Technologies. During the nine months ended September 30, 1997, the Company spent approximately $1,424,000 on software development. In addition to software development, the Company used cash to purchase approximately $381,000 of property and equipment.

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

Date          November 14, 1997                      LEVEL 8 SYSTEMS, INC.
     --------------------------                      ---------------------
                                                     (Registrant)



                                     /S/ Arik Kilman
                                     ------------------------------------
                                     Arik Kilman, Chief Executive Officer



                                     /S/ Joseph J. Di Zazzo
                                     -------------------------------------------
                                     Joseph J. Di Zazzo, Chief Financial Officer