Form 10-K
period 1997-12-31
LEVEL 8 SYSTEMS
filed 1998-03-31
CIK 945384

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              -------------------
                                   Form 10-K
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended December 31, 1997
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from       to

                          Commission File No. 0-26392
                            ----------------------


                             LEVEL 8 SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

               New York                               11-2920559
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

One Penn Plaza, Suite3401, New York, New York              10119
       (Address of principal executive offices)         (Zip Code)
                                  (212)244-1234
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $.01 par value
                             --------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $37,560,987 the price of the last reported sale
                                 -----------
on the over-the-counter National Market System on March 18, 1998 reported by
                                                  --------------
NASDAQ.

     As of March 18, 1998, there were 7,049,192 shares of Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The responses to items 10, 11, 12, and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 1998.

                                    PART I

Item 1.    Business

General

      Level 8 Systems, Inc. (the "Company" or "Level 8") is seeking to establish itself as a technology leader in the rapidly growing middleware marketplace. The Company's middleware products utilize messaging technology to solve enterprise-wide integration problems associated with linking legacy environments, the desktop and the Internet. In addition, the Company, through its wholly-owned subsidiary, ProfitKey International, Inc. ("ProfitKey"), offers MRP II and shop-floor scheduling packages and related services.

      The Company will seek to continue its product focus, permitting the Company to play a key role in connecting distributed systems and messaging platforms throughout the world's enterprises. Industry sources have estimated that the messaging middleware market exceeded $100 million in 1995 and that such market is expected to grow to over $1.0 billion by the year 2000.

      The Company continues to strengthen its strategic alliances in the marketplace as well as its commitment to providing enterprise messaging solutions based upon industry standard messaging products from most of the largest software companies in the world.

      The Company, through its wholly-owned subsidiary, Level 8 Technologies, Inc. ("Level 8 Technologies"), has been designated an IBM Premier Partner for IBM MQSeries. In addition, the Company has historically been providing installation, education, integration and help-desk services in support of IBM and Level 8 Technologies sales of MQSeries licenses. Samuel Somech, co-founder of Level 8 Technologies, was the original designer of the transactional messaging product that became version 1 of MQSeries.

      In 1995 Microsoft selected Level 8 Technologies to develop a messaging gateway to facilitate communication between Microsoft(R) Message Queue Server ("MSMQ", also known by its code name "Falcon") and non-Windows platforms. The FalconMQ product suite of cross-platform and cross-message queue interoperability products offers shrink-wrapped connectivity solutions to enterprise software developers. The product suite extends MSMQ, to non-Windows(R) platforms.

      In 1997 Level 8 Technologies was selected by Oracle Corporation to develop a product that connects Oracle8 Advanced Queuing (AQ) to Microsoft Message Queue Server (MSMQ). Oracle 8 AQ is the message queuing product introduced with Oracle 8 Enterprise Edition Database.

      Also in 1997 Level 8 Technologies announced that that it had signed an agreement with Unisys Corporation Computer Systems Group (CSG) to make the Level 8 Technologies FalconMQ product available on Unisys CSG's ClearPath HMP Enterprise Server operating systems. By extending Microsoft MSMQ to the Unisys platform, Falcon MQ allows organizations already using Unisys high-end server operating systems access to the reliable, asynchronous messaging capabilities of Microsoft MSMQ on Windows NT.

      By leveraging the relationships Level 8 Technologies has with these premier technology partners, the Company will be able to provide greater value to its customers and continually seek new markets and opportunities.

      The Company continues to develop other messaging products, tools and application integration products based on current messaging technology.

      In the third quarter of 1997 Level 8 Technologies released an MQSeries management tool. MonitorMQ is a unified management tool for monitoring MQSeries networks across multiple platforms from a single, centralized interface that is web-accessible. This means MonitorMQ gives world-wide access to MQSeries network information from a Web browser. MonitorMQ provides real-time information about MQSeries queue managers, applications, queues, events and channels.

      Level 8 Technologies has developed more elaborate enterprise integration solutions including DOT/XM(TM) (Distributed Object Technology/XM), a product that uses third-party transactional messaging and distributed object products. DOT/XM is a solution that facilitates the integration of legacy systems into modern, open system architectures, by representing the legacy system as a collection of objects. Level 8 Technologies has obtained additional work from its flagship DOT/XM client, ABN AMRO, in addition to several other financial services clients.

In addition, DOT/XM is currently being used to facilitate Web-to-legacy integration, specifically, for a large book retailer desiring to establish an e-commerce solution.

      Similarly, during the latter part of 1997 Level 8 Technologies launched a product called EventWorks(TM). EventWorks is a publish/subscribe software solution utilizing transactional messaging for the effective distribution of data across the enterprise. The use of this product is applicable not only to financial service companies performing important transactions, but also to transportation and other industries engaged in mission critical applications requiring the simultaneous distribution of data to multiple "subscribers".

      In early 1998, the Company completed the acquisition of Momentum Software Corporation ("Momentum"), which has unique core messaging technology (XIPC) possessing store and forward capabilities. By combining Momentum's messaging technology with Level 8 Technologies' messaging technology, Level 8 Technologies will be able to offer powerful MoM (message-oriented middleware) solutions for developing and managing distributed enterprise applications. The acquisition of Momentum should provide Level 8 with additional technical development capacity and access to additional customers.

      Through ProfitKey, the Company offers Enterprise Resource Planning ("ERP") and constraint-based scheduling software packages, as well as related installation, training and support services. Historically, ProfitKey has directed its software packages to job shops and custom manufacturers, which use ProfitKey's software package to facilitate "just-in-time" deliveries and efficient scheduling of expensive shop-floor equipment. The Company is evaluating certain strategic alternatives that include the possible sale of ProfitKey.

      In the Company's continuing effort to focus on middleware, the Company ceased operating its ASU consulting division on December 31, 1997.

Level 8 Technologies Products and Services

      The Company plans to grow primarily on the basis of middleware products developed by Level 8 Technologies, such as messaging gateways and software tools that permit access to legacy information from any computing environment. Each of the products offers the opportunity to deliver services with the products and, to the extent the Company sells the product directly, Level 8 Technologies also plans to offer the services. The products also will be sold through other distribution channels, such as IBM or Microsoft Business Partners, and those third-party sellers will be encouraged and trained to provide related services. The Company's products are in various stages of development.

      FalconMQ - In the fourth quarter of 1997 the first component of the FalconMQ product suite, FalconMQ Client was released for general availability and distribution. FalconMQ Client is a set of application programming interfaces
(APIs) which allow enterprise developers and Independent Software Vendors ("ISV"s) to quickly develop and deploy cross-platform applications that leverage the power and flexibility of MSMQ on Unix, AS/400, Digital VMS, IBM CICS/MVS mainframe and Unisys ClearPath HMP systems. FalconMQ Client applications can exchange MSMQ messages over the network with any MSMQ application using FalconMQ Client APIs in the "C" or COBOL programming languages. MSMQ applications can exchange messages with any FalconMQ Client on the network using any of MSMQ's programming interfaces (e.g., using ActiveX enabled tools such as Microsoft(R) Visual Basic or Microsoft(R) Visual C++) as if they were communicating with another MSMQ application.

      FalconMQ Bridge for MQSeries provides seamless, wire-level interoperability between MSMQ applications on Windows NT/95, and IBM's popular MQSeries 2.0 on over twenty different operating system platforms such as CICS/MVS and VSE/ESA, leading variants of UNIX, AS/400, Digital VMS and Tandem NonStop Kernel. FalconMQ Bridge for MQSeries achieves this by supporting message translation between native formats and by mapping the native IBM MQSeries API
(MQI) to the MSMQ API. FalconMQ Bridge for MQSeries is installed on Windows NT Server/Enterprise Edition Version 4.0 and does not require separate installation of any MQSeries software on the Windows NT System. The products sell for $500 to $10,000, depending on the platform. The FalconMQ Bridge was released in the first quarter of 1998.

      Level 8 Technologies' FalconMQ family of products is designed primarily for customers using Windows NT LANs co-existing with other hardware platforms. By the year 2000, the installed base for Windows NT has been projected by industry sources to grow to 7 to 10 million servers. The Company estimates that each of 35,000

IBM mainframes and 1.2 million UNIX systems will be connected via messaging to multiple Windows NT servers. The Company believes that FalconMQ will permit interfaces between such systems.

      DOT/XM - DOT/XM is a powerful transactional framework and tool set that makes legacy systems services available in a three-tier distributed object architecture. This is accomplished by using object and messaging technology across disparate systems, harnessing resources regardless of platform.

      DOT/XM uses object technology to wrap legacy systems as objects, permitting them to integrate with newer systems. The ability to leverage legacy systems means a company can avoid costly system reengineering. This architecture provides access to all back-end services from anywhere in the enterprise regardless of age, operating system or hardware platform.

      DOT/XM provides the architecture's middle or business tier. Its main task is to manage the flow of transactions defined by developers' business rules. Specifically, a transaction (represented by an object) obtains these rules from a Business Logic subsystem, transporting them to a Transaction Flow Engine via message queues. This Transaction Flow Engine interprets these rules and then routes the transaction to the appropriate back-end system via message queues. Rule definitions use a scripting language that can be accessed via the Transaction Flow Builder's graphical user interface. Transactions can be very simple, accessing a single back-end system, or fairly complex, accessing many back-end systems and are defined during the design of the domain object model.

      DOT/XM is priced at approximately $150,000 for a single service application, with site licenses expected to be priced in the $500,000 to $1,000,000 range. Installations include extensive use of services to customize DOT/XM business objects to particular applications.



      EventWorks Publish/Subscribe - This is a shrink-wrapped product that provides the machinery for enabling event-driven processing. With the majority of business processing being performed on legacy platforms, any application integration solution must support legacy platforms and applications. The EventWorks product provides complete integration of legacy applications with platforms not connected to the legacy system.

      EventWorks follows a transactional publish and subscribe model that allows applications to "publish" a data object (representing an application level event) that is asynchronously forwarded to one or more "subscriber" applications. Publisher and subscriber applications are completely decoupled and need only know about EventWorks to communicate with one another.

      EventWorks provides a mechanism for dynamic data distribution based on "themes". When an application registers with a particular theme, all information that EventWorks receives regarding that theme is automatically forwarded to the registered subscriber applications. This thematic based approach alleviates publishers of the burden of knowing about the nature of subscribing applications. EventWorks is a powerful service for application integration that automatically begins business processing when process-triggering-events occur.

      MonitorMQ is a unified management tool for monitoring MQSeries networks across multiple platforms from a single centralized interface that is web-accessible. This means MonitorMQ provides world-wide access to MQSeries network information from a Web browser. For companies in the initial stages of developing an MQSeries network or looking for a tool to monitor MQSeries in a production environment, this sample, low-cost tool for monitoring your MQSeries data is an ideal solution. MonitorMQ provides real-time information about MQSeries queue managers, applications, queues, events and channels.

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

ProfitKey Products and Services

      ProfitKey offers ERP and constraint-based scheduling software packages, and related installation, training and support services for use by manufacturing businesses. ProfitKey is a value added reseller of various computers, barcode equipment, and several related software packages.

      ProfitKey's principal product, the (R) Rapid Response Manufacturing(R) Client/Server software package, addresses the needs of make-to-order job shop and custom manufacturers. The customers of these make-to-order manufacturers, such as large automobile companies, frequently impose on their make-to-order suppliers especially stringent delivery deadlines, which, in turn, result in unusually complex equipment scheduling and other scheduling requirements for the make-to-order manufacturer. User preferences will allow users to customize table displays according to their own needs. Rapid Response Manufacturing Client/Server's particular strength is its constraint-based scheduler, which is especially useful for manufacturers attempting to meet the "just-in-time" delivery requirements of their customers. ProfitKey also offers a fully integrated MRP II software package for the make-to-stock manufacturer.

      The Rapid Response Manufacturing(R) Client/Server software package is comprised of a core module, plus 20 optional modules to fit the needs of the particular manufacturer. The software offers a wide range of easy-to-use tools, including: a workbench-style framework with extensive on-screen inquiry displays, flexible browse features, pop-up windows and graphs; a variety of loading and scheduling options; management query tools for custom reports and Windows-based export of data; bar code entry of labor and job tracking data; and numerous on-screen and printed reports. The package allows manufacturers to prepare estimates, enter orders, manage capacity (labor, materials, machines and work centers), schedule and track jobs, manage inventory, prepare shipping documents and prepare financial statements.

      The software package is priced based on by the number of seats. Typical configurations on Win NT, UNIX, AS/400 and Novell platforms sell for approximately $35,000 to $50,000.

      The purchase price of ProfitKey software includes a professional services audit, which recommends an implementation plan supported by ProfitKey consultants. A minimum 5-day implementation plan is required, but the typical audit recommends a plan of 20 to 40 days of support services. Our Quick Start Implementation & Training Program helps assure a complete and successful RRM C/S implementation in 90-120 days. The daily rate charged is between $900 and $1,100 , depending upon the length of the contract and the skills required.

      Rapid Response Manufacturing(R) Client/Server includes scheduling management, capacity management and cost management. This 32-bit relational database application maintains high performance and was developed in a powerful 4GL. New features include, RRM Monitor that predicts problems and provides "drill down" information tools so corrections can be made quickly. Users can access this information while they're in the office or through the Internet when they're away. RRM Gateway provides users with the ability to check the status of a customer's order by using a standard web browser 24 hours a day, 7 days a week. The character version is written in RM/COBOL and runs on UNIX, AS/400 and DOS platforms and Novell networks and with ProfitKey's proprietary database or native AS/400 or oracle databases.

      ProfitKey offers an 11-hour hotline to its service department for troubleshooting at an hourly charge or as part of an annual maintenance contract. ProfitKey's average response time is two hours. ProfitKey offers its customers annual maintenance contracts at a cost ranging between 12% and 16% of the base software license fee, which entitles the customer to telephone support and new releases of the software.

      The table below shows the Company's percentage of net revenues by category for the years indicated. The revenues for 1997 include the results of ASU, Level 8 Technologies, Level 8 and ProfitKey. The revenues for 1996 include the results of ASU, Level 8 Technologies and ProfitKey for the full year and Bizware until its sale in September 1996. The revenues for 1995 include the results of ASU, ProfitKey and Bizware for the full year, and Level 8 Technologies from its acquisition on April 1, 1995. The revenues for 1994 include ASU for the full year, ProfitKey from its acquisition on October 3, 1994 and Bizware from its acquisition on October 28, 1994. The revenues for 1993 include only the results of the Company's ASU consulting division.

              Percentage of Level 8 Net Sales By Revenue Category

                                          Consulting
                                          and Services  Software  Other   Total
                                          ------------  --------  -----   -----
     1993.................................  100%         0%        0%      100%
     1994.................................    72        25         3       100
     1995.................................    70        22         8       100
     1996.................................    72        22         6       100
     1997.................................    69        28         3       100


Markets and Marketing

The Company sells its products and services primarily in the United States, with additional sales in Canada, Europe and Israel.

      The middleware marketplace is in the early stages of development. Industry sources have estimated that the messaging middleware market exceeded $100 million in 1995 and that such market is expected to exceed $1.0 billion by the year 2000. The changes that are occurring in today's information economy are forcing organizations to rethink and broaden their views on the design and architecture of distributed applications. In fact, the ability to deliver reliable distributed applications has become a significant competitive differentiator in many industries and an operating requirement in others. Just to maintain parity in their industries, businesses need to move beyond familiar practices.

      Until recently, most conventional distributed communication technologies were tightly coupled, requiring sending and receiving applications to be, online and able to communicate with each other at the same time over a network. However, the loosely coupled operational environment of many distributed applications renders the existing technology inappropriate for broad-based adoption. For example applications in different physical locations do not always run at the same time and networks are not always available and reliable. Many companies are finding solutions in MoM (message-oriented middleware) products. MoM provides reliable, asynchronous, and loosely coupled communication services.

      Level 8 has been engaged in co-marketing and co-promotional activities, such as industry trade shows and technical conferences, with many other companies, including Microsoft, IBM, Iona and Unisys, with the goal of adding value to the Microsoft and IBM messaging products. Companies such as IBM, Digital Equipment Corporation and Microsoft have introduced MoM products that work across multiple platforms and that provide opportunities for add-on products and services, such as those provided by Level 8 Technologies.

      Level 8 Technologies markets and sells its products and services by calling directly on large financial service companies and through referrals to other companies from its association with hardware and software providers. Level 8 plans to move in the direction of a product rather than service-oriented company, Level 8 will aggressively develop more strategic alliances and relationships in support of growing solid channels of distribution for its products, particularly the FalconMQ product suite and XIPC.

      ProfitKey sells into a mature market that has developed specialty products for particular manufacturing segments. ProfitKey's expertise is in shop floor scheduling systems, which are most important to make-to-order manufacturers. These are manufacturers who generally start to manufacture a product only after an order is received. These manufacturers tend to be small to medium in size. ProfitKey has targeted facilities with 50 to 300 employees and sells to them with a direct sales force augmented in some territories by regional agents.

Customers

      In 1997 ABN AMRO was the only customer that accounted for 10% or more of the Company's revenue. Revenue attributable to that company was approximately $2.1 million.

Competition

      The Company competes in the application software and systems integration services markets, as well as in the developing market for transactional messaging and distributed object middleware.

      With the acquisition of Momentum, the Company will be acquiring an independent message technology product. The market for this product is highly competitive, and the Company believes competition will intensify in the future. The Company competes with developers of messaging products and systems, such as IBM MQSeries.

      Candle Corp. has launched its own initiative called Roma to provide some of the same functionality as our FalconMQ product. The Roma product is a completely different approach to bridging IBM MQSeries and Microsoft MSMQ than the Company's FalconMQ product. Candle's Roma product is currently in Beta.

      In the publish/subscribe market covered by EventWorks, there are several companies with competitive products, including Tibco, Neon and Mint. These products differ substantially from Level 8 EventWorks primarily in that EventWorks is built over existing industry standard messaging products, including MQSeries and MSMQ.

      In the system integration and consulting services market, the Company competes with providers of systems integration services, such as Andersen Consulting and Logica PLC, and numerous local and regional providers of consulting and integration services, as well as with providers of software packages for particular markets, such as Fourth Shift Corporation and Symix Systems, Inc. The Company's competitors generally have substantially larger operations, have broader product lines with greater name recognition and market acceptance and have significantly greater financial, marketing, personnel and operating resources than the Company.

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

      The Company believes that its products and services do not infringe the rights of third parties; however, while the Company has not received notice of any infringement claims, third parties may assert such claims against the Company, and such claims could require the Company to enter into license agreements with respect to the technology in question or enter into royalty arrangements or could result in litigation, which could materially and adversely affect the Company's business. There can be no assurance that the Company will acquire any license with terms acceptable to the Company or at all. Any failure of the Company to acquire such licenses could materially and adversely affect the Company's business and prospects.

      The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Any of the Company's programs that have time-sensitive software have been modified to properly handle Year 2000 issues. However, if such modifications require additional programming efforts, the Company does not believe it will have a material effect on the operations of the Company.

Employees

      The Company believes that its employee relations are satisfactory. The employees are not represented by a labor union, and the Company has never experienced any labor problems resulting in a work stoppage. As of December 31, 1997, the Company had 143 employees.

Executive Officers of the Registrant

      The names, ages and positions of the executive officers of the Company are listed below, along with their business experience during the past five years. The officers are elected annually and serve at the discretion of the Board of
Directors:


                                                                                     Business
                                                                                 Experience During
    Name            Age             Office                                      The Past Five Years
    ----            ---             ------                                      -------------------
Arie Kilman          44      Chief Executive Officer and     Chairman of the Board of Directors from July 1997,
                             Chairman of the Board of        Chief Executive Officer of the Company since July
                             Directors                       1996, Directors President of the Company from July 1996 to October
                                                             1996, Chairman of the Board of Directors of the Company from December
                                                             1994 to July 1996. Chairman and Chief Executive Officer of Level 8
                                                             Technologies from July 1996. Chairman of the Board and President of
                                                             Liraz Systems, Ltd. since 1983.

Joseph J. Di Zazzo   39      Chief Financial Officer;       Chief  Financial  Officer of the Company from July 1997,
                             Treasurer and Secretary        Chief  Accounting  Officer,  Treasurer  and Secretary of
                                                            the Company since April 1995, Controller since January 1995, Vice
                                                            President, Finance of ProfitKey since January 1995,
                                                            Controller of ProfitKey from May 1992 to January 1995, self-employed in video business from June 1991 to May 1992, Controller of Workstation
                                                            Technologies from April 1987 to June 1991.

Samuel Somech        44      President and Director         President of the Company since October 1996, Director of the Company since April 1995,Vice President of the Company from April 1995 to
                                                            October 1996, President and Chief Operating Officer of Level 8
                                                            Technologies since April 1995, Co-founder of Level 8 Technologies in
                                                            February 1994, Technical Director, Messaging Group of Apertus
                                                            Technologies, Inc. from January 1994 to March 1994, Technical Director,
                                                            Messaging Group of NYNEX from September 1990 to December 1993.


Item 2.  Properties

         The Company leases approximately 29,000 square feet of administrative space. The Company's facilities are as follows:

                                                                                      Ownership            Square
               Location                               Function                          Status              Feet
               --------                               --------                          ------              ----
Salem, New Hampshire                    Corporate offices  ProfitKey                    Leased               15,600

New York, New York                      Corporate office of Level 8 and
                                        Level 8 Technologies                            Leased                5,125

Framingham, Massachusetts               Development office for Level 8
                                        Technologies                                    Leased                  700

Boca Raton, Florida                     Development office for Level 8
                                        Technologies                                    Leased                3,950

Boca Raton, Florida                     Training facility for Level 8
                                        Technologies                                    Leased                1,740

Santa Clara, California                 Corporate office of ASU                         Leased                1,750

Manville, New Jersey                    Sales office                                    Leased                  108

West University Place, Washington       Sales office                                    Leased                  108

         The corporate offices of Level 8 and Level 8 Technologies in New York are covered by a lease that expires in November 2000. The lease for the ProfitKey office in Salem, New Hampshire expires in October 1999. The Level 8 Technologies development office lease in Framingham can be terminated by either party on 30 days notice. The Level 8 Technologies development office lease in Boca Raton expires in July 1999 and the training office lease in Boca Raton can be terminated by either party on 15 days notice. The lease for the ASU office in Santa Clara expires in May 2000. The Manville sales office lease can be terminated by either party on15 days written notice. The West University Place lease expires in April 1998.

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

Item 4.  Submission of Matters To A Vote of Security Holders

         No matters were submitted to a vote to the Company's security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "LVEL". The following table sets forth the high and low last reported sale prices for the Common Stock for the periods indicated, as reported by the NASDAQ National Market.

Period                                                 High              Low
------                                                 ----              ---
1995:
    Third Quarter (from July 27)                      10 3/8            6 1/2
    Fourth Quarter                                      8               5 1/2
1996:
    First Quarter                                      8 1/8            5 1/2
    Second Quarter                                    15 1/2              7
    Third Quarter                                     12 1/2            8 1/8
    Fourth Quarter                                    15 7/8            9 1/4
1997
    First Quarter                                     18 1/4           10 1/4
    Second Quarter                                    18 1/2           10 5/8
    Third Quarter                                     25 7/8           15 7/8
    Fourth Quarter                                    23 7/8           11 1/2

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

         As of March 18, 1998, there were 70 holders of record of the Common Stock of the Company.

Item 6.  Selected Financial Data

         The selected financial data presented below has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Operations" and the Consolidated Financial Statements.

         For 1997, the following data includes ASU, ProfitKey, Level 8 and Level 8 Technologies. For 1996, the following data includes ASU, ProfitKey, Level 8 and Level 8 Technologies for the full year and Bizware Computer Systems (Canada) Inc. ("Biware") until its sale in September 1996. For 1995, the following data includes ASU, ProfitKey, Level 8 and Bizware for the full year and Level 8 Technologies since its acquisition on April 1, 1995. For 1994, the following data includes ASU, ProfitKey since its acquisition on October 3, 1994 and Bizware since its acquisition on October 28, 1994. Periods prior to 1994 include only the operations of ASU.

                                                          SELECTED STATEMENT OF OPERATIONS DATA

                                                                       Year Ended December 31,
                                                                       ----------------------
                                                  1993           1994            1995            1996            1997
                                                  ----           ----            ----            ----            ----
Revenue                                         $ 1,312,935    $ 3,596,602     $10,139,024     $13,075,338     $20,225,280
Net income (loss)                              ($    32,712)   $   563,590     $   618,049     ($2,369,397)    $ 1,088,963
Net income (loss) per common and
common equivalent share - basic                ($       .01)   $       .15     $       .14     ($      .39)    $       .16
Net income (loss) per common and
common equivalent share - diluted              ($       .01)   $       .15     $       .14     ($      .39)    $       .14
Weighted average common and common
equivalent shares outstanding - basic             3,839,166      3,839,166       4,314,106       6,076,103       6,992,398
Weighted average common and common
equivalent shares outstanding  - diluted          3,839,166      3,839,166       4,403,004       6,076,103       7,561,084

                                                               SELECTED BALANCE SHEET DATA

                                                                      At December 31,
                                                                      ---------------
                                                  1993           1994            1995            1996            1997
                                                  ----           ----            ----            ----            ----
Working capital (deficiency)                 $      290,991    ($1,679,294)   $  4,103,621     $11,007,583     $11,843,145
Total assets                                        438,340      5,848,838      15,059,198      22,112,453      25,391,972
Long-term debt, net of current maturities             6,771         19,053          43,975          23,297          64,108
Loans from related companies, net                   418,900      2,015,165         453,847         330,706         201,751
Shareholders' equity (deficit)                      (85,407)       489,729      11,498,535      18,300,153      20,371,623

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company's only operations prior to the acquisitions of ProfitKey and Bizware in October 1994 and Level 8 Technologies in April 1995 were certain limited consulting services through its ASU consulting division. The following discussion reflects the activities of the ASU Consulting division through December 31, 1997 (when that division ceased to operate), ProfitKey from its acquisition date of October 3, 1994, Bizware from its acquisition date of October 28, 1994 through its sale on September 9, 1996 and Level 8 Technologies from April 1, 1995, its acquisition date.

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

         In July 1996, the Company decided to focus on the middleware activities of Level 8 Technologies. As part of that strategy, on September 9, 1996, the Company sold substantially all the assets of Bizware, a wholly-owned subsidiary in the application software business, for $230,000, and, in that connection, the Company recognized a loss of $1,484,061. In the Company's continuing effort to focus on middleware, activities the Company ceased operating its ASU consulting division and sold the rights to the division's customer base for $65,000 and the assumption of certain of the division's liabilities totaling $38,148. The Company will continue to evaluate non-strategic products and product lines and will consider exiting and or selling as appropriate opportunities arise.

         On February 27, 1998 the Company signed a purchase agreement to acquire Momentum Software Corporation ("Momentum"). Momentum is a privately held independent software vendor and is a leading provider of asynchronous store and forward message queuing software used for integrating heterogeneous enterprise applications. Momentum is a leading provider of enterprise middleware used by companies worldwide to build multi-platform, multi-tiered distributed applications using message queuing technology. Momentum has a strong track record of enabling organizations to build mission critical distributed applications using Momentum (XIPC), one of the premier message queuing products in the industry. Under the terms of the agreement Momentum shareholders will receive 575,000 common shares of Level 8 and warrants to purchase 200,000 common shares, subject to adjustment to take into account certain fluctuations in the value of the Level 8 stock. The transaction closed March 26, 1998.


Results of Operations

1997 and 1996

         Revenue increased from $13,075,338 in 1996 to $20,225,280 in 1997, an increase of approximately 55%. The increase was primarily due to increases in revenue in Level 8 Technologies, ProfitKey and Level 8 of approximately $7,310,000, $104,000 and $110,000, respectively. Level 8 Technologies revenue from software increased from approximately $1,485,000 in 1996 to approximately $4,354,000 in 1997 (193%). The increase in software revenue includes $1,395,000 related to Level 8 Technologies products and $1,474,000 related to third party software products. Level 8 Technologies revenue from consulting and services increased from approximately $4,035,000 in 1996 to approximately $8,476,000 in 1997 (110%). Level 8 realized revenue in 1997 of $110,000 as a result of a loan to a high technology company. ProfitKey revenue increased from approximately $5,441,000 in 1996 to $5,545,000 in 1997 (2%). These increases were offset by decreases in revenue at ASU and Bizware of approximately $11,000 and $363,000, respectively. ASU revenue decreased from approximately $1,751,000 in 1996 to $1,740,000 in 1997. The decrease in Bizware revenue is the result of the sale of Bizware in September 1996.

         Cost of revenue increased from $7,220,106 in 1996 to $10,423,738 in 1997, an increase of approximately 44%. The increase is primarily related to increases in cost of revenue in Level 8 Technologies and ProfitKey of approximately $3,246,000 and $217,000, respectively. The increase in cost of revenue in Level 8 Technologies is related to increased costs related to software sales as a result of increased software amortization charges from 1996 to 1997 of approximately $121,000 and an increase in the cost of third party software products from 1996 to 1997 of approximately $1,150,000. Level 8 Technologies cost of revenue related to consulting services increased from 1996 to 1997 by approximately $2,053,000 as a direct result of the increase in consulting services revenue. The increase in cost of revenue in ProfitKey is primarily related to increased cost of consulting services and to a lesser extent, the cost of software. The increases are offset by decreases in cost of revenue in ASU and Bizware from 1996 to 1997 of approximately $88,000 and $171,000, respectively. The decrease in cost of revenue in ASU is primarily related to reducing the cost of outside consultants used to deliver services. The decrease in cost of revenue in Bizware is the result of the sale of Bizware in September 1996.

         Operating expenses increased from $7,025,028 in 1996 to $8,469,528 in 1997 (21%). The increase is primarily related to increases in Level 8 Technologies and ProfitKey of approximately $1,911,000 and $137,000, respectively. The increase in operating expenses of Level 8 Technologies is primarily related to increasing sales and marketing efforts, continued research and development expenses and continued efforts to build a supporting infrastructure. The increase in ProfitKey is primarily related to additional overhead of the field services department. The increases are offset by decreases in ASU and Bizware of $50,000 and $548,000, respectively. The decrease in ASU is primarily related to a reduction in employee-related costs. The decrease in Bizware is the result of the sale of Bizware in September 1996.

         Operating expenses, including a one time charge for the loss on the sale of Bizware of approximately $1,484,000 in 1996 and a gain of approximately $60,000 related to the sale of ASU in 1997, decreased from $8,509,089 in 1996 to $8,409,250 in 1997 (1%).

         Other income increased from $136,760 in 1996 to $387,571 in 1997 (183%). The increase is related to an increase in interest income of approximately $239,000 from 1996 to 1997 related to investment of cash from the Company's second public offering, in December 1996, and interest earned on a transaction with another high technology company. In addition, interest expense decreased approximately $12,000 from 1996 to 1997.

         Income tax expense (benefit) was 39% and (6%) of income before taxes 1997 and 1996, respectively. The effective tax rate differed from the federal statutory tax rate (i.e. 34%) in 1996 primarily due to the nondeductibility of the loss on the sale of Bizware and the nondeductible goodwill amortization.

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

         Cost of revenue increased from $4,514,207 in 1995 to $7,220,106 in 1996, an increase of approximately 60%. The increase was primarily related to an increase in cost of revenue at Level 8 Technologies of approximately $2,319,000 (199%). Approximately $379,000 of the increase in cost of revenue of Level 8 Technologies was attributable to the inclusion of cost of revenue of Level 8 Technologies for the entire year of 1996 compared to only nine months of 1995 following the acquisition of Level 8 Technologies on April 1, 1995, and approximately $1,940,000 was attributable to an increase in cost of revenue of Level 8 Technologies during the comparable nine-month period. As a percentage of revenue, Cost of revenue increased from approximately 45% in 1995 to approximately 55% in 1996. This increase was primarily attributable to an 84% cost of revenue for sales in 1996 of $1,485,000 of third-party software licenses.

         Operating expenses for 1996 increased approximately $3,728,000 (78%) from 1995. The increase in operating expenses includes a one time charge of $1,484,000 related to the sale of substantially all of the assets of Bizware. Operating expenses net of the one time charge related to the sale Bizware increased approximately $2,244,000 (47%) from 1995 to 1996. The increase was attributable primarily to Level 8 Technologies opening a new office in Boca Raton, Florida and related staffing expenses and an additional three months of operations in 1996 for Level 8 Technologies totaling approximately $1,778,000. The balance of the increase was due to increased sales and marketing expenses at ProfitKey and increased general corporate overhead. Operating expense for 1996 includes amortization of goodwill and service contracts acquired of $527,786 and $108,271, respectively, compared to $430,144 and $144,951, respectively, in 1995. As a percentage of revenue, operating expenses, including the one time charge related to the sale of Bizware, increased from 47% in 1995 to 65% in 1996. Operating expenses, net of the one time charge related to the sale of Bizware, increased from 47% in 1995 to 54% in 1996.

         Other income (expense) increased from 1995 to 1996 by approximately $68,000. The increase was attributable primarily to an increase of approximately $48,000 in interest earned from investment of cash remaining from the Company's initial public offering and the Candle investment and a decrease of approximately $21,000 interest expense from 1995 to 1996 related to a decrease in the Company's debt.

         Income tax expense (benefit) was (6%) and 31% of income before taxes and minority interest for 1996 and 1995, respectively. The effective tax rate differed from the federal statutory tax rate (i.e. 34%) in 1996 primarily due to the nondeductibility of the loss on the sale of Bizware and the nondeductible goodwill amortization.

         Minority interest in income of consolidated subsidiary was eliminated starting April 3, 1995, when the Company acquired the minority interest in ProfitKey.



1995 and 1994

         Revenue for the year 1995 increased by approximately $6,500,000 (182%) over the prior year. The increase was attributable primarily to the acquisitions of ProfitKey on October 3, 1994, Bizware on October 28, 1994 and Level 8 Technologies on April 1, 1995.

         Cost of revenue for the year 1995 increased by approximately $2,800,000 (165%) over the prior year. The increase was attributable primarily to the acquisitions of ProfitKey, Bizware and Level 8 Technologies. As a percentage of revenue, cost of revenue decreased from 47% in 1994 to 45% in 1995. This decrease was attributable primarily to lower cost of revenue for Bizware, which resulted from a high margin contract that concluded during the second quarter of 1995.

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

         Other income (expense) had no significant change during 1995.

         Income tax expense was 31% and 19% of income before taxes and minority interest for 1995 and 1994, respectively. The effective tax rate for 1994 differs from the federal statutory tax rate (i.e. 34%) primarily due to the effect of foreign tax rates and credits and the utilization of net operating loss carry forwards.

         Minority interest in income of consolidated subsidiary had no significant change for 1995.

Liquidity and Capital Resources

         In 1997, the Company funded its operations with cash remaining from its second public offering on December 17, 1996. During the year ended December 31, 1997, the Company used net cash of approximately $552,000 for operations, expended approximately $1,917,000 for capitalized software development costs and expended approximately $636,000 on equipment. The proceeds from the Company's second public offering have been invested primarily in short-term interest-bearing securities. At December 31, 1997, the Company had working capital of approximately $11,843,000 and a current ratio of 3.69.

         The Company intends to continue its software development, expand its sales force and increase its marketing activities, and the Company may acquire software businesses and software licenses. To the extent that funds from operations are not sufficient for these purposes, the Company will fund those activities from the net proceeds of its second public offering.

         The Company believes that its existing working capital and anticipated funds generated from operations will be sufficient to fund its working capital and capital expenditure requirements through December 1998.

Item 8.  Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements and the Report of Independent Public Accountants are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

         Reports of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 1997 and 1996.

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure

         On January 28, 1998, Level 8 replaced Lurie, Besikof, Lapidus & Co., LLP as its independent auditors with Grant Thornton LLP. For further information regarding this change, reference is made to the Company's Form 8-K filed with the Securities and Exchange Commission on January 30, 1998. Reference is also made to the Letter to the Securities and Exchange Commission from Lurie, Besikof, Lapidus & Co., LLP dated January 29, 1998 and filed as Exhibit 1 to Form 8K on January 30, 1998.

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS



Board of Directors
    Level 8 Systems, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Level 8 Systems, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 8 Systems, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II for the year ended December 31, 1997, listed in the Index at Item 14(b)2. In our opinion, this schedule for the year ended December 31, 1997 presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


New York, New York
February 23, 1998 (except for Note N, as to which the date is February 27, 1998)

                         INDEPENDENT AUDITOR'S REPORT




Shareholders and Board of Directors
Level 8 Systems, Inc.



We have audited the accompanying consolidated balance sheet of LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                     LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
January 31, 1997

                    Level 8 Systems, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1997 and 1996

                                     ASSETS                                                 1997                 1996
                                                                                        ------------          ------------
CURRENT ASSETS
    Cash and cash equivalents                                                           $  7,246,692          $  3,531,102
    Marketable securities                                                                                        6,524,758
    Accounts receivable, less allowance for doubtful
       accounts of $517,000 and $282,000, respectively                                     7,154,988             2,977,260
    Income taxes receivable                                                                  405,525               591,004
    Inventory                                                                                460,166               143,874
    Prepaid expenses and other assets                                                        547,264               261,182
    Deferred income taxes                                                                    429,800               331,200
                                                                                          ----------            ----------
              Total current assets                                                        16,244,435            14,360,380
                                                                                          ----------            ----------

PROPERTY AND EQUIPMENT                                                                     1,316,922               958,110
                                                                                          ----------            ----------

OTHER ASSETS
    Excess of cost over net assets of businesses
       acquired, net                                                                       1,793,375             2,215,347
    Service contracts acquired, net                                                        1,689,932             1,834,469
    Software development costs, net                                                        4,053,334             2,693,114
    Deposits and deferred costs                                                              293,974                51,033
                                                                                          ----------            ----------

                                                                                           7,830,615             6,793,963
                                                                                          ----------            ----------

                                                                                         $25,391,972           $22,112,453
                                                                                          ==========            ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY                                  1997                 1996
                                                                                         -----------           -----------
CURRENT LIABILITIES
    Current maturities of loan from related company                                     $    128,000          $    122,000
    Current maturities of long-term debt                                                      12,195                 8,593
    Accounts payable                                                                       2,254,238             1,120,070
    Accrued expenses                                                                         424,131               549,172
    Customer deposits                                                                        117,243               153,816
    Deferred revenue                                                                       1,465,483             1,399,146
                                                                                          ----------            ----------

              Total current liabilities                                                    4,401,290             3,352,797
                                                                                          ----------            ----------

OTHER LIABILITIES

    Loan from related company, net of current maturities                                     201,751               330,706
    Long-term debt, net of current maturities                                                 64,108                23,297
    Deferred income taxes                                                                    353,200               105,500
                                                                                          ----------            ----------

                                                                                             619,059               459,503
                                                                                          ----------            ----------

COMMITMENTS

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value (authorized -
       1,000,000 shares; no shares issued and outstanding)
       Common stock, $.01 par value (authorized
       15,000,000 shares; issued and outstanding -
       7,044,634 and 6,954,366, respectively)                                                 70,446                69,543
    Additional paid-in capital                                                            20,603,498            19,506,914
    Accumulated deficit                                                                     (184,212)           (1,273,175)
    Unearned compensation                                                                   (118,109)               (3,129)
                                                                                          ----------            ----------

                                                                                          20,371,623            18,300,153
                                                                                          ----------            ----------

                                                                                         $25,391,972           $22,112,453
                                                                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                    Level 8 Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           Years ended December 31,

                                                                        1997               1996                1995
                                                                     -----------        ------------        ------------
Revenue
    Consulting and service                                           $13,924,256        $  9,357,493        $  7,060,590
    Software                                                           5,567,860           2,856,455           2,257,286
    Other                                                                733,164             861,390             821,148
                                                                      ----------         -----------         -----------
                                                                      20,225,280          13,075,338          10,139,024
                                                                      ----------         -----------         -----------
Cost of revenue
    Consulting and service                                             6,533,409           4,558,098           3,571,535
    Software                                                           3,346,825           2,142,423             341,655
    Other                                                                543,504             519,585             601,017
                                                                      ----------         -----------         -----------
                                                                      10,423,738           7,220,106           4,514,207
                                                                      ----------         -----------         -----------
Gross margin                                                           9,801,542           5,855,232           5,624,817
                                                                      ----------         -----------         -----------
Operating expenses
    Selling, general and administrative                                7,938,318           6,388,971           4,205,943
    Amortization of goodwill and service
       contracts acquired                                                531,210             636,057             575,095
                                                                      ----------         -----------         -----------
                                                                       8,469,528           7,025,028           4,781,038
                                                                      ----------         -----------         -----------
              Operating income (loss) before gain
                 (loss) on sale of businesses                          1,332,014          (1,169,796)            843,779
Gain (loss) on sale of businesses                                         60,278          (1,484,061)
                                                                      ----------         -----------         -----------
              OPERATING INCOME (LOSS)                                  1,392,292          (2,653,857)            843,779
                                                                      ----------         -----------         -----------
Other income (expense)
    Interest income                                                      409,792             170,963             122,994
    Interest expense                                                     (22,221)            (34,203)            (54,733)
                                                                      ----------         -----------         -----------
                                                                         387,571             136,760              68,261
                                                                      ----------         -----------         -----------
              INCOME (LOSS) BEFORE INCOME
                  TAXES AND MINORITY INTEREST                          1,779,863          (2,517,097)            912,040
Income tax expense (benefit)                                             690,900            (147,700)            278,700
                                                                      ----------         -----------         -----------
Income (loss) before minority interest                                 1,088,963          (2,369,397)            633,340

Minority interest in income of
    consolidated subsidiary                                                                                       15,291
                                                                      ----------         -----------         -----------
              NET INCOME (LOSS)                                      $ 1,088,963        $ (2,369,397)       $    618,049
                                                                      ==========         ===========         ===========
Net income (loss) per common share - basic                                 $.16               $(.39)               $.14
                                                                            ===                 ===                 ===
Net income (loss) per common share -
    Diluted                                                                $.14               $(.39)               $.14
                                                                            ===                 ===                 ===

The accompanying notes are an integral part of these statements.

                    Level 8 Systems, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 Years ended December 31, 1997, 1996 and 1995

                                                                              Common stock                             Additional
                                                                  -------------------------------------                  paid-in
                                                                     Shares                    Amount                    capital
                                                                  ------------              -----------                ------------
Balance at December 31, 1994                                         3,009,119                  $16,710

Recapitalization                                                                                 10,179              $      (10,179)
Common stock issued
    Prior to initial public offering                                   394,315                    3,943                     521,057
    Level 8 Technologies acquisition                                   525,159                    5,252                   1,570,225
    Conversion of loan from related company to equity                  471,264                    4,713                   2,045,287
    Initial public offering                                          1,430,000                   14,300                   5,913,063
    Conversion of minority common shares of ProfitKey                   91,344                      913                     273,119
    Stock options                                                        1,209                       12                         988
    Other                                                               19,801                    3,400
Common stock repurchased                                               (19,801)                    (198)                     (3,202)
Net income
Unearned compensation related to issuance of stock options                                                                   68,285
Adjustment of unearned compensation                                                                                          (7,341)
Foreign currency translation adjustment
                                                                  ------------              -----------                ------------

Balance at December 31, 1995                                         5,922,410                   59,224                  10,371,302

Common stock issued
    Candle Corporation                                                 246,800                    2,468                   2,607,274
    Public offering                                                    705,000                    7,050                   6,470,147
    Stock options                                                       80,156                      801                      58,191
Net loss
Adjustment of unearned compensation
Foreign currency translation adjustment
                                                                  ------------              -----------                ------------

Balance at December 31, 1996                                         6,954,366                   69,543                  19,506,914

Common stock issued
Stock options and warrants (net of 29,546 shares surrendered)           90,268                      903                     506,549
Additional public offering costs                                                                                           (137,365)
Net income
Unearned compensation related to issuance of
    nonemployee stock options                                                                                               263,400
Adjustment of unearned compensation
Tax benefit from stock plans                                                                                                464,000
                                                                  ------------              -----------                ------------

Balance at December 31, 1997                                         7,044,634                  $70,446                 $20,603,498
                                                                  ============              ===========                ============

                                                                                                       Foreign
                                                                 Retained                              currency
                                                                 earnings            Unearned         translation
                                                                 (deficit)         Compensation       adjustments        Total
                                                               ------------        ------------       -----------    -------------
Balance at December 31, 1994                                   $    478,173                             $ (5,154)    $     489,729

Recapitalization
Common stock issued
    Prior to initial public offering                                                                                       525,000
    Level 8 Technologies acquisition                                                                                     1,575,477
    Conversion of loan from related company to equity                                                                    2,050,000
    Initial public offering                                                                                              5,927,363
    Conversion of minority common shares of ProfitKey                                                                      274,032
    Stock options                                                                                                            1,000
    Other                                                                                                                    3,400
Common stock repurchased                                                                                                    (3,400)
Net income                                                          618,049                                                618,049
Unearned compensation related to issuance of stock options                           (68,285)
Adjustment of unearned compensation                                                   34,962                                27,621
Foreign currency translation adjustment                                                                   10,264            10,264
                                                               ------------        ----------         -----------    -------------

Balance at December 31, 1995                                      1,096,222          (33,323)              5,110        11,498,535

Common stock issued
    Candle Corporation                                                                                                   2,609,742
    Public offering                                                                                                      6,477,197
    Stock options                                                                                                           58,992
Net loss                                                         (2,369,397)                                            (2,369,397)
 Adjustment of unearned compensation                                                  30,194                                30,194
Foreign currency translation adjustment                                                                   (5,110)           (5,110)
                                                               ------------        ----------         -----------    -------------

Balance at December 31, 1996                                     (1,273,175)          (3,129)                           18,300,153

Common stock issued
Stock options and warrants (net of 29,546 shares surrendered)                                                              507,452
Additional public offering costs                                                                                          (137,365)
Net income                                                        1,088,963                                              1,088,963
Unearned compensation related to issuance of
    nonemployee stock options                                                       (263,400)
Adjustment of unearned compensation                                                  148,420                               148,420
Tax benefit from stock plans                                                                                               464,000
                                                               ------------        ----------         -----------    -------------

Balance at December 31, 1997                                   $   (184,212)       $(118,109)       $                  $20,371,623
                                                               ------------        ----------         -----------    -------------

The accompanying notes are an integral part of these statements.

                    Level 8 Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Years ended December 31,

                                                                            1997                1996              1995
                                                                        -----------        ------------       ------------
Cash flows from operating activities
    Net income (loss)                                                   $ 1,088,963        $ (2,369,397)      $    618,049
    Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities
         Depreciation                                                       337,699             226,808            135,942
         Amortization                                                     1,084,444           1,031,413            640,646
         (Gain) loss on sale of businesses                                  (60,278)          1,484,061
         Tax effect of utilizing deferred tax assets reserved
            at date of acquisition                                           35,300              49,600            448,700
         Deferred income taxes                                              149,100              19,100           (529,700)
         Nonemployee stock options expense                                  120,291
         Minority interest in consolidated subsidiary income                                                        15,291
         Accrued interest income                                                                                   (45,190)
         Changes in operating assets and liabilities, exclusive
            of those arising from business acquisitions and sales
              Accounts receivable                                        (4,173,179)         (1,481,163)           941,612
              Income taxes                                                  647,287            (708,096)          (218,307)
              Inventory                                                    (316,201)            (18,540)           (61,647)
              Prepaid expenses and other assets                            (286,082)           (125,350)           (77,789)
              Deposits and deferred costs                                  (217,941)            (15,796)           (19,051)
              Accounts payable                                            1,133,907             660,834           (252,954)
              Accrued expenses                                             (124,989)                 73           (282,237)
              Customer deposits                                             (36,573)            (59,405)           (77,185)
              Deferred revenue                                               66,337            (249,949)            50,757
                                                                        -----------        ------------       ------------

                 Net cash provided by (used in) operating
                    activities                                             (551,915)         (1,555,807)         1,286,937
                                                                        -----------        ------------       ------------

Cash flows from investing activities
    Purchase of marketable securities                                    (1,998,128)         (6,524,758)        (1,999,772)
    Redemption of marketable securities                                   8,522,886           2,044,962
    Purchases of property and equipment                                    (636,193)           (676,914)          (380,686)
    Software development costs                                           (1,917,287)         (2,057,345)          (836,852)
    Employee advances (repayments)                                                               21,225             (9,033)
    Proceeds from sale of businesses                                         65,000             156,667
    Payments and advances to former shareholders
      of acquired subsidiary                                                                                      (739,678)
    Payments received on advances to former shareholders
      of acquired subsidiary                                                                                       236,708
    Cost of acquisitions                                                                                        (2,151,302)
    Cash acquired in acquisitions                                                                                    5,669
                                                                        -----------        ------------       ------------
                 Net cash provided by (used in) investing
                    activities                                            4,036,278          (7,036,163)        (5,874,946)
                                                                        -----------        ------------       ------------

                    Level 8 Systems, Inc. and Subsidiaries

                           Years ended December 31,

                                                                           1997                1996               1995
                                                                        -----------         -----------        -----------
Cash flows from financing activities
    Proceeds from issuance of common stock                                                  $10,469,800        $ 8,393,400
    Cost of issuance of common stock                                   $   (137,365)         (1,382,861)        (1,937,637)
    Proceeds from exercise of stock options                                 507,452              58,992              1,000
    Repurchase of common stock                                                                                      (3,400)
    Payments on loans from related companies                               (122,955)           (118,141)          (907,325)
    Loans from related companies                                                                                 1,513,007
    Payments on long-term debt                                              (15,905)            (48,216)           (82,307)
    Proceeds from long-term debt                                                                                    72,095
                                                                        -----------          ----------         ----------


                 Net cash provided by financing activities                  231,227           8,979,574          7,048,833
                                                                        -----------          ----------         ----------

Effect of exchange rate changes on cash                                                          (4,011)            (4,620)
                                                                        -----------          ----------         ----------

                 NET INCREASE IN CASH AND
                     CASH EQUIVALENTS                                     3,715,590             383,593          2,456,204

Cash and cash equivalents at beginning of year                            3,531,102           3,147,509            691,305
                                                                        -----------          ----------         ----------

Cash and cash equivalents at end of year                               $  7,246,692         $ 3,531,102        $ 3,147,509
                                                                        ===========          ==========         ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                                        $      22,221      $       34,203      $      54,733
      Income taxes                                                           54,845             183,467            375,916

Supplemental disclosures of noncash financing and
    investing activities
      Acquisitions of Level 8 Technologies (Note B)
         Cost of net assets acquired                                                                             3,575,477
         Additional direct costs                                                                                   151,302
         Common stock issued                                                                                    (1,575,477)
                                                                        -----------          ----------         ----------


                 Cash cost of acquisition                                                                        2,151,302

      Financed the sale of a subsidiary                                                          73,333
      Converted loans from related companies into
         471,264 shares of common stock                                                                          2,050,000
      Computer equipment acquired through capital lease                      60,318
      Deferred unearned compensation related to
         issuance of nonemployee stock options                               25,000

The accompanying notes are an integral part of these statements.

                    Level 8 Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995



NOTE A - DESCRIPTION OF THE COMPANY AND SUMMARY
             OF SIGNIFICANT ACCOUNTING POLICIES

     1.  The Company

         Level 8 Systems, Inc. (Level 8) develops and sells proprietary vertical application software packages and provides software consulting and support services to customers located primarily in the United States and Canada. Level 8 Technologies, Inc. (Level 8 Technologies), a wholly-owned subsidiary, specializes in transactional messaging middleware and distributed object technology. Level 8 Technologies provides consulting services to the financial services industry and to computer hardware and software providers, and has begun to package portions of its distributed objects for sale to the financial services industry. Level 8 Technologies also sells third-party software through licensing agreements. ProfitKey International, Inc. (ProfitKey), a wholly-owned subsidiary, provides computer consulting services and sells turnkey manufacturing resource planning (MRP II) and scheduling software packages to manufacturing companies. Bizware Computer Systems (Canada) Inc. (Bizware), a wholly-owned subsidiary until its sale on September 9, 1996, sold software packages that provided cost information used by the petroleum and retail industries to manage and control individual retail outlets and groups of outlets.

         Liraz Systems Ltd. and its wholly-owned subsidiaries own approximately 52% of Level 8's common stock at December 31, 1997.

     2.  Principles of Consolidation

         The consolidated financial statements include the accounts of Level 8, its U.S. subsidiaries, ProfitKey and Level 8 Technologies, and its Canadian subsidiary, Bizware (through September 9, 1996), collectively referred to as the Company. All intercompany accounts and transactions are eliminated in consolidation.

                    Level 8 Systems, Inc. and Subsidiaries

                       December 31, 1997, 1996 and 1995



NOTE A (continued)

     3.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the capitalization and amortization of software development costs, amortization periods for intangible assets, the allowance for doubtful accounts, and the valuation allowance for deferred tax assets.

     4.  Foreign Currency Translation

         Revenue and expenses of Bizware were translated at the average exchange rates prevailing during the years.

     5.  Fair Value of Financial Instruments

         The carrying amounts of financial instruments consisting of cash, marketable securities, receivables, long-term debt, and accounts payable approximate their fair values. It is not practicable to determine the fair value of the loan from the related company due to the related party nature of the transaction.

     6.  Revenue Recognition

         The Company recognizes revenue from the sale of a software and hardware system at the time of the installation of the system, provided no significant obligations remain and collection of the resulting receivable is deemed probable. Revenue from add-on hardware sales is recognized when the hardware is shipped to the customer. Revenue related to service contracts is recognized ratably over the terms of the contracts. Any unearned receipts from service contracts result in deferred revenue. Consulting and specialized software development revenue is recognized as services are rendered.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE A (continued)

     7.  Cash Equivalents and Marketable Securities

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

         The Company maintains cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

     8.  Inventory

         Inventory is valued at the lower of cost (first-in, first-out) or market and consists of purchased computers, software and related equipment.

     9.  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using primarily the straight-line method over the estimated useful lives of the assets, primarily five to seven years.

   10.   Excess of Cost Over Net Assets Acquired

         The excess of the purchase price and related costs over the fair value of the net assets of businesses acquired (goodwill) is amortized on a straight-line basis. The goodwill related to the Level 8 Technologies acquisition is amortized over seven years and that related to the Bizware acquisition was over ten years. The remaining Bizware goodwill was written off when Bizware

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE A (continued)

         was sold. The Company periodically assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. Accumulated amortization of goodwill was $1,160,423 and $738,450 at December 31, 1997 and 1996, respectively.

   11.   Service Contracts Acquired

         Service contracts acquired in connection with the acquisition of ProfitKey are amortized over twenty years based on the past history of customer retention for service contracts and the Company's commitment to continually update its product. Upon the cancellation of any service contract acquired, a pro rata portion of the cost is expensed. Accumulated amortization was $427,181 and $317,944 at December 31, 1997 and 1996, respectively.

   12.   Software Development Costs

         The Company capitalizes qualifying software development costs after having established technological feasibility and ends capitalization when the product is available for release to customers, consistent with Statement of Financial Accounting Standards (SFAS) No. 86. The Company amortizes such costs over a three-year period or the expected useful life of the product, whichever is shorter. Development costs which are principally attributable to enhancements and modifications of existing products, and which are expected to provide little or no future revenue, are charged to current period operations. The remaining Bizware software development costs were written off at the date of sale. Accumulated amortization was $909,780 and $362,248 at December 31, 1997 and 1996, respectively. Amortization of in-process software development costs totaling $3,691,454 has not begun as of December 31, 1997.

   13.   Accounting for Stock-Based Compensation

         The Company accounts for employee stock options under Accounting Principles Board Opinion (APB) No. 25 and provides the pro forma disclosures required by SFAS No. 123.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE A (continued)

   14.   Net Income (Loss) Per Common Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement are effective for interim and annual periods ending after December 15, 1997. All prior years were restated in accordance with SFAS 128.

         Net income (loss) per common share-basic is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Net income (loss) per common share-diluted is determined by dividing the net income (loss) by the weighted number of shares outstanding and dilutive common equivalent shares from stock options and warrants.

   15.   Research and Development Costs

         Research and development costs are expensed when incurred. Research and development expenses were approximately $1,236,210, $885,903, and $302,579 for the years ended December 31, 1997, 1996, and 1995, respectively.

   16.   Advertising Expenses

         The Company expenses advertising costs as incurred. Sales brochures and materials are carried as prepaid expenses until they are consumed or determined to be obsolete. Advertising expenses were approximately $492,838, $347,534, and $194,174 for the years ended December 31, 1997,
         1996 and 1995, respectively.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE A (continued)

   17.   Reclassifications

         Certain reclassifications were made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

   18.   Recent Accounting Pronouncement

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement will be effective for both interim and annual periods beginning after December 15, 1997. Management does not believe the implementation of SFAS 130 will have a material effect on the financial statements.

         The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         In October 1997, the American Institute of Certified Public Accountants has issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, which is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of this SOP is prohibited. The SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP supersedes SOP 91-1, Software Revenue Recognition. The effect of adopting this new standard has not been determined.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE A (continued)

   19.   Deferred Costs

         The Company has deferred costs of $178,374 relating to a proposed acquisition (Note N) and of $51,471 relating to a proposed common stock offering. The deferred acquisition costs will be recorded as part of the purchase price of the acquisition, while the offering costs will be a reduction of the offering proceeds. There can be no assurance that either transaction will be consummated. If unsuccessful, the costs will be charged to operations.


NOTE B - ACQUISITION

     Effective April 1, 1995, the Company purchased all of the stock of Level 8 Technologies, Inc. (Level 8 Technologies) for cash of $2,000,000 and 525,159 shares of common stock valued at $1,575,477 ($3.00 per share). Employees and shareholders of Level 8 Technologies also received options to purchase an aggregate of 39,164 shares at $1.37 per share and an aggregate of 116,707 shares at $5.00 per share, respectively. Additional direct costs of the acquisition totaled $132,032. Level 8 Technologies was incorporated and commenced operations on February 24, 1994. The acquisition was accounted for as a purchase and, accordingly, the 1995 consolidated statements of operations and of cash flows include the transactions of Level 8 Technologies since the date of acquisition.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE B (continued)

     The cost was allocated as follows:

         Cash                                                                                                $     5,669
         Accounts receivable                                                                                   1,826,602
         Property and equipment                                                                                   53,626
         Excess of cost over net assets acquired                                                               2,828,391
         Accounts payable and accrued expenses                                                                  (586,811)
         Other liabilities, primarily deferred income taxes                                                     (552,000)
                                                                                                              ----------

         Cost of net assets acquired                                                                         $ 3,575,477
                                                                                                              ==========

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                          1997                    1996
                                                                                        ----------             -----------
        Computer equipment                                                              $1,564,810             $   937,583
        Furniture                                                                          244,639                 211,066
        Office equipment                                                                   194,517                 160,726
        Leasehold improvements                                                              52,829                  50,909
                                                                                         ---------              ----------

                                                                                         2,056,795               1,360,284

        Less accumulated depreciation                                                      739,873                 402,174
                                                                                         ---------              ----------

                                                                                        $1,316,922             $   958,110
                                                                                         =========              ==========

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE D - ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                                           1997                      1996
                                                                                        ----------                ----------
         Accrued compensation                                                            $203,720                  $132,712
         Accrued professional fees                                                         32,228                   138,969
         Accrued cost on sale of subsidiary                                               125,481                   143,000
         Other accrued expenses                                                            62,702                   134,491
                                                                                          -------                   -------

                                                                                         $424,131                  $549,172
                                                                                          =======                   =======

NOTE E - LONG-TERM DEBT

     Long-term debt consists of three equipment obligations with interest between 11.8% and 18.4%. Future maturities of long-term debt for the years ending December 31 are as follows: 1998 - $12,195; 1999 - $22,793; 2000 -
     $41,315.


NOTE F - TRANSACTIONS WITH RELATED COMPANIES

     The Company has a note payable to Liraz Systems, Ltd. (Liraz) due in equal quarterly installments of $34,822, including interest at 4%. Interest expense on the loan for the years ended December 31, 1997, 1996, and 1995 was $16,540, $21,132, and $12,319, respectively.

     Future maturities of the loan are as follows:

             Year                                   Amount
             ----                                  --------

             1998                                  $128,000
             1999                                   133,177
             2000                                    68,574
                                                    -------

                                                   $329,751
                                                    =======

     The Company sold a software license to Liraz for $160,000 in 1997.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE F (continued)

     The Company and Liraz had an agreement for the joint development of certain software for a Microsoft contract. Liraz and the Company will each pay 50% of the total project development costs. In exchange for providing 50% of the project development costs, Liraz was to receive royalties of 30% of the first $2,000,000 in contract revenue, 20% of the next $1,000,000, and 8% thereafter.

     On February 16, 1998, the Company and Liraz entered into an amendment to the original custom computer programming agreement, whereby the original royalty payment provisions were repealed. Under the new agreement, the Company will pay Liraz royalties of 3% of Program revenues generated from January 1, 1998 until December 31, 2000.

     In addition, the Company will pay $1,300,000 to Liraz, reflecting Liraz's expenses incurred in developing the Program. This amount is payable in three installments as follows:

            February 16, 1998              $   500,000
            February 16, 1999                  400,000      + 8% interest
            February 16, 2000                  400,000      + 8% interest
                                            ----------

                                           $ 1,300,000
                                            ==========

     In addition, the Company and Liraz were awarded an Israel - U.S. Binational Industrial Research and Development Foundation ("BIRD") grant totaling $432,000. The BIRD grant will reimburse up to 50% of the development costs of the above project. Once the products are sold, BIRD will be paid a royalty of 2.5% of related sales in the first year and 5% in subsequent years until BIRD recovers 110% to 150% (depending on the elapsed time) of its payments. The Company estimates its 50% share of the revised total project development costs to be $1,200,000 before reimbursement of its BIRD funds of $216,000. The Company capitalizes the software development costs associated with the project and reduces the capitalized costs by any grant funds received from BIRD. At December 31, 1997, the Company had capitalized approximately $1,130,640 after reimbursement of BIRD funds totaling approximately $216,000.

     At December 31, 1997, the Company had accounts receivable of $160,000 and accounts payable of $14,276 from and to Liraz, respectively.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE G - COMMON STOCK, UNEARNED COMPENSATION,
            STOCK OPTIONS, AND WARRANTS

     1.  Preferred Stock

         On May 31, 1995, the Board of Directors and on June 16, 1995, the shareholders authorized the Company to issue up to 1,000,000 shares of preferred stock, $.01 par value. No shares are issued or outstanding.

     2.  Common Stock

         On March 10, 1995, the Board of Directors and shareholders voted to change the no par value common stock to $.01 par value, to increase the authorized common stock from 200 shares to 8,000,000 shares, and to declare a stock split resulting in the issuance of 200,000 for each share outstanding at the time. On May 12, 1995, the Board of Directors authorized a 1.45593157 to 1 common stock split. Accordingly, all share information was retroactively adjusted to reflect the recapitalization and stock splits. On May 31, 1995, the Board of Directors and on June 16, 1995, the shareholders approved an increase in the authorized shares of common stock from 8,000,000 shares to 15,000,000 shares.

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

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE G (continued)

         On December 17, 1996, the Company completed a public offering of 705,000 shares (including 45,000 shares sold pursuant to the underwriter's exercise of its over-allotment option) at a price of $11.00 per share before 1996 and 1997 costs of $1,277,803 and $137,365, respectively.

     3.  Unearned Compensation

         Unearned compensation relates to stock options issued to employees and nonemployees and represents for employees the difference between the fair market value of the stock at the grant date and the price to be paid by the individual and for nonemployees the fair market value of the options granted. Compensation is recognized as an expense over the service period and totaled $123,420, $30,194, and $27,621 for the years ended December 31, 1997, 1996, and 1995, respectively.

     4.  Stock Options

         The Company has 1997 and 1995 Stock Incentive Plans, which permit the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants and advisors. The Plans reserve 1,500,000 shares of common stock for issuance upon the exercise of awards and provide that the term of each award be determined by the Board of Directors.

         Under the terms of the Plans, the exercise price of the incentive stock options may not be less than the fair market value of the stock on the date of the award and the options are exercisable for a period not to exceed five years from date of grant. Stock appreciation rights entitle the recipients to receive the excess of the fair market value of the Company's stock on the exercise date, as determined by the Board of Directors, over the fair market value on the date of grant. Performance shares entitle recipients to acquire Company stock upon the attainment of specific performance goals set by the Board of Directors. Restricted stock entitles recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period. The Board may also grant unrestricted stock to participants at a cost not less than 85% of fair market value on the date of sale.

         Options granted vest at varying periods up to five years and expire in ten years.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE G (continued)

         Stock option activity during the years ended December 31, 1997, 1996 and 1995, was as follows:

                                                      1997                        1996                        1995
                                             ----------------------     -----------------------     -----------------------
                                                           Weighted-                   Weighted-                   Weighted-
                                                            average                    average                      average
                                                           exercise                    exercise                    exercise
                                              Options        price        Options        price         Option        price
                                              -------      --------       -------      --------        ------      --------
            Outstanding, beginning of year    783,155      $  7.31        489,678         $4.23

            Granted                           444,500         8.14        496,620          9.74       432,459        $4.70
            Profit Key options converted                                                               72,742          .69
            Exercised                         (91,646)        7.01        (80,156)          .73        (1,209)         .69
            Forfeited                         (45,705)       11.38       (122,987)         9.10       (14,314)         .90
                                            ---------                    --------                     -------

            Outstanding, end of year        1,090,304      $  7.51        783,155         $7.31       489,678        $4.23
                                            =========       ======       ========          ====       =======         ====
                                                      1997                        1996                        1995
                                             ----------------------     -----------------------     -----------------------
                                                           Weighted-                   Weighted-                   Weighted-
                                                            average                    average                      average
                                              Options        fair         Options        fair         Option         fair
                                              granted        value        Granted        value        granted        value
                                              -------      --------       -------      --------       -------      --------
            Weighted average grant
              date fair value
                 Option price less than
                   stock price                                            187,420         $6.36       275,300        $3.88
                 Option price equals
                   stock price                444,500        $9.35        309,200          7.15       229,901         1.80
                                              -------                     -------                     -------

                                              444,500        $9.35        496,620         $6.85       505,201        $2.93
                                              =======                     =======                     =======

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE G (continued)

         Options outstanding and exercisable as of December 31, 1997, are as follows:

                                                  Options outstanding              Options exercisable
                                                ------------------------       -------------------------
                                                                                                                Weighted-
                                                                               Remaining                         average
                Range of exercise                               Exercise       contractual                      exercise
                     prices                     Options           price        life-years        Options          price
              -------------------               -------         --------       ----------        -------        --------
             $    .69 to $  1.37                 41,374           $1.24           7.0             26,426          $1.26
             $   5.00 to $  5.75                291,220            5.36           7.4            239,346           5.30
             $   8.29 to $ 12.23                566,176            8.90           9.2            210,364           8.96
             $  14.73 to $ 16.03                191,534            8.00           9.8             63,844           8.00
                                              ---------                                          -------

             $    .69 to $16.03               1,090,304           $8.31           8.7            539,980          $7.39
                                              =========                                          =======

         If the Company recognized compensation expense based on the fair value at the grant dates for options under the Plan, consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, net income (loss) and per share disclosures would change to the pro forma amounts below:

                                                                      1997                1996              1995
                                                                   -----------         -----------        ---------
        Net income (loss)
            As reported                                            $1,088,963          $(2,369,397)       $618,049
            Pro forma                                                (820,789)          (3,524,984)        107,698

        Net income (loss) per common share
            As reported
               Basic                                                    .16                 (.39)            .14
               Diluted                                                  .14                 (.39)            .13
            Pro forma
               Basic                                                   (.12)                (.58)            .02
               Diluted                                                 (.12)                (.58)            .02

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE G (continued)

         The fair value of stock options used to compute pro forma net income
         (loss) and per share disclosures is the estimated present value at grant date using the Black-Scholes Option-Pricing model with the following weighted-average assumptions:

                                                                     1997                  1996                  1995
                                                                  -----------           -----------           ----------
             Risk-free interest rate                                6.05%                 6.44%                 6.32%
             Expected life                                          5 years               5 years               5 years
             Expected volatility                                   77%                   75%                   68%
             Expected dividend rate                                 0%                    0%                    0%

     5.  Stock Warrants

         In connection with the initial and secondary public offerings, the Company issued 140,000 and 110,000 warrants, respectively, to the underwriter. The warrants are exercisable for four years, commencing one year from the effective dates of the public offerings at exercise prices of $7.43 and $14.85 per share, respectively, and have grant date fair values of $3.82 and $6.85 per share, respectively.

         Prior to 1996, the Company issued 6,188 warrants, exercisable at $6.87 per share and with a grant date fair value of $.53 per share, which were forfeited on March 31, 1997.

         Warrants totaling 18,168 were exercised at an exercise price of $7.43 during the year ended December 31, 1997. There were 231,832 warrants outstanding and exercisable at December 31, 1997, with a weighted-average exercise price and grant date fair value of $10.95 and $5.81, respectively.

         The weighted average assumptions used to price the grant date fair value of warrants are as follows:

                                                                                  December 1996               Initial
                                                                                     offering                 offering
                                                                                  ---------------           -----------
            Risk-free interest rate                                                     6.50%                   5.88%
            Expected life                                                               4 years                 4 years
            Expected volatility                                                        76%                     68%
            Expected dividend rate                                                      0%                      0%

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE H - SALE OF BUSINESSES

     Effective December 31, 1997, the Company sold the business and related assets of the ASU Consulting division for $65,000, resulting in a gain of $60,278 for the year ended December 31, 1997.

     On September 9, 1996, the Company sold Bizware for $230,000, resulting in a loss on the sale of $1,484,061. The sales price consisted of $120,000 in cash and $110,000 due in six equal monthly installments through March 1997. In connection with the sale, the Company wrote off goodwill of $999,126, software development costs of $501,665, property and equipment of $78,877, and other costs were accrued or expended in connection with the sale totaling $134,933.


NOTE I - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                            1997                 1996                1995
                                                          ---------            ---------           ---------
        Current
            Federal                                        $430,500           $  (97,800)          $ 320,600
            State                                            76,000              (17,200)             60,000
            Foreign                                                             (101,400)            (20,900)
                                                            -------             --------            --------

                                                            506,500             (216,400)            359,700
                                                            -------             --------            --------

        Deferred
            Federal                                         156,700              130,700            (141,100)
            State                                            27,700               23,000             (24,900)
            Foreign                                                              (85,000)             85,000
                                                            -------             --------            --------

                                                            184,400               68,700             (81,000)
                                                            -------             --------            --------

                                                           $690,900            $(147,700)          $ 278,700
                                                            =======             ========            ========

     Income taxes receivable increased by the $464,000 tax benefit derived from nonqualified stock option transactions, which was credited directly to additional paid-in capital. The benefit is the tax effected difference between the market value of the stock issued at the time of exercise and the option price.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE I (continued)

     Income tax expense (benefit) reconciled to the statutory federal income tax rate is as follows:

                                                                          1997                1996                1995
                                                                       ---------            ---------           ---------
        Tax at statutory Federal rate - 34%                            $ 605,200            $(855,800)          $ 310,100
        State taxes, net of Federal tax benefit                           97,400                  300              17,900
        Effect of foreign tax rates and credits                                                 7,500            (126,100)
        Change in deferred tax asset
            valuation allowance                                         (303,600)             381,000            (129,000)
        Rate differences                                                                       14,900              38,800
        Nondeductible goodwill amortization                              197,300              181,500             159,100
        Nondeductible expenses                                            34,200               14,200               7,600
        Nondeductible loss on sale of foreign subsidiary                                      106,100
        Other                                                             60,400                2,600                 300
                                                                       ---------           ----------         -----------

        Income tax expense (benefit)                                   $ 690,900            $(147,700)          $ 278,700
                                                                        ========             ========            ========

     Significant components of the net deferred tax asset (liability) are as follows:

                                                                     1997                                 1996
                                                          --------------------------          ---------------------------
                                                           Current         Long-term           Current          Long-term
                                                          ---------        ---------          ---------         ---------
        Deferred tax assets
            Allowance for uncollectible
              accounts receivable                         $ 206,900                           $ 113,000
            Accrued expenses not currently
              deductible for tax purposes                    53,200                              51,600
            Deferred revenue                                458,500                             381,400
            Loss carryforwards                               35,400        $ 399,300             35,200         $ 715,800
            Unearned compensation                                             72,400                               22,000
                                                          ---------        ---------          ---------         ---------
                                                            754,000          471,700            581,200           737,800
                                                          ---------        ---------          ---------         ---------
        Deferred tax liabilities
            Depreciation and amortization                                   (821,700)                            (455,800)
            Change from cash to accrual basis                (3,200)          (3,200)            (6,400)           (6,500)
                                                          ---------        ---------          ---------         ---------
                                                             (3,200)        (824,900)            (6,400)         (462,300)
                                                          ---------        ---------          ---------         ---------
        Deferred tax asset valuation allowance             (321,000)                           (243,600)         (381,000)
                                                          ---------        ---------          ---------         ---------
        Net deferred tax asset (liability)                $ 429,800        $(353,200)         $ 331,200         $(105,500)
                                                          =========        =========          =========         =========

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE I (continued)

     At December 31, 1997, the Company has an approximate capital loss carryforward of $250,000 from the Bizware sale, which expires in 2011.

     At December 31, 1997, the Company also has an approximate net operating loss carryforward of $835,000 from the acquisition of ProfitKey, which may be applied against future taxable income. Under Internal Revenue Code
     Section 382, as a result of the change in controlling interest of ProfitKey, the Company's ability to utilize the acquired net operating loss carryforward is limited to approximately $88,000 each year. The carryforward is cumulative if not utilized each year and expires primarily in 2008.


NOTE J - NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed as follows:

                                                                                   Year ended December 31,
                                                                      --------------------------------------------------
                                                                        1997                 1996                1995
                                                                      ----------           ----------          ----------
        Net income (loss) (numerator)                                $ 1,088,963          $(2,369,397)        $   618,049
                                                                      ==========           ==========          ==========

        Net income (loss) per common share-basic
            Weighted average shares outstanding
              (denominator)                                            6,992,398            6,076,103           4,314,106
                                                                       =========            =========           =========

            Per share amount                                               $.16                $(.39)               $.14
                                                                            ===                 ====                 ===

        Net income (loss) per common share -
            assuming dilution
              Weighted average shares outstanding - basic              6,992,398            6,076,103           4,314,106
              Options and warrants                                       568,686                                   88,898
                                                                       ---------            ---------           ---------

                 Total (denominator)                                   7,561,084            6,076,103           4,403,004
                                                                       =========            =========           =========

            Per share amount                                               $.14                $(.39)               $.14
                                                                            ===                 ====                 ===

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE J (continued)

     Options and warrants to purchase shares of common stock were outstanding and not included in the computation of per share amounts assuming dilution due to the following:

                                                                                   Year ended December 31,
                                                                        -------------------------------------------------
                                                                          1997                 1996                1995
                                                                        --------            ---------            --------
        Antidulutive shares due to loss                                                     1,039,343
        Exercise prices were greater than the
            average market price of the common shares                     66,742

NOTE K - COMMITMENTS

     1.  Operating Leases

         The Company has facilities operating lease agreements expiring through November 2000. The leases provide for base monthly rents plus an adjustment based on the increase in operating expenses or lessor's property taxes over the base amounts, as defined in the leases. Certain of these leases contain renewal options. Rent expense was approximately $543,000, $464,000 and $272,000 for 1997, 1996, and 1995, respectively.

         Approximate future minimum lease payments are as follows:

                  Year                                  Amount
                  ----                                 --------

                  1998                                 $458,000
                  1999                                  348,000
                  2000                                  128,000
                                                        -------

                                                       $934,000
                                                        =======
     2.  Employment Agreements

         The Company has employment agreements with three officers of the Company for salaries totaling $310,000 annually through May 1998, plus performance bonuses.

                     Level 8 Systems, Inc. and Subsidiaries

                        December 31, 1997, 1996 and 1995



NOTE L - EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement plan for qualified employees. The Company has not made any contributions to the plan.


NOTE M - FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

     There were no foreign operations in 1997. Foreign operations for 1996 consisted of Bizware sales which were to customers located in North America. Revenue and operating income (loss) relating to foreign operations were $363,200 and ($350,000), respectively, for the year ended December 31, 1996, and $1,405,900 and $581,900, respectively, for the year ended December 31, 1995. There were no identifiable assets at December 31, 1996 and $706,600 of identifiable assets at December 31, 1995.

     In 1997 one customer accounted for approximately $2.1 million of the Company's revenue which represents approximately 10% of the Company revenue for the year. In 1996 one customer accounted for approximately $1.3 million of the Company's revenue which represented approximately 10% of the Company's revenue for the year. No customer accounted for more than 10% of the Company's revenue in 1995.


NOTE N - SUBSEQUENT EVENTS

     Pending Acquisition

     On February 27, 1998, the Company has signed a contract to acquire Momentum Software Corporation ("Momentum") in a stock transaction. Momentum is a privately held independent software vendor. Under the terms of the agreement, Momentum shareholders will receive 575,000 common shares of Level 8 stock and warrants for 200,000 shares as well as certain contingent consideration based on the value of Level 8 stock. This transaction will be recorded as a purchase for financial reporting purposes.


NOTE O - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1997, the Company increased its allowance for doubtful accounts by $275,000 and recorded compensation expense of approximately $120,000 for options issued to a consultant.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     Certain information relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 5, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Item 11.   Executive Compensation

     Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held May 5, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 5, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

Item 13.   Certain Relationships and Related Transactions

     Certain information relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 5, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1. Financial Statements

     The following consolidated financial statements are included in Item 8:

     Reports of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996.

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

     (b)1. Reports on Form-8K

     On January 30, 1998, the Company filed Form 8-K to record the change in independent auditors from Lurie, Besikof, Lapidus & Co., LLP to Grant Thornton LLP.

     2. Financial Statement Schedule

          The following consolidated financial statement schedule is included in
          Item 14 (b):

     Schedule
        II - Valuation and Qualifying Accounts.

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

     3. Listing of Exhibits

Exhibits
--------

3.1     Restated Certificate of Incorporation of Registrant (filed as exhibit
        3.1 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

3.2 By-Laws of Registrant. (filed as exhibit 3.2 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.1 Registrant's February 2, 1995 Non-Qualified Option Plan (filed as exhibit 10.1 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.2 Employment Agreement, effective April 1, 1995, between Level 8 and Samuel Somech (filed as exhibit 10.11 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.3 Form of Amendment, dated June , 1995, among Level 8, Registrant and Samuel Somech (filed as exhibit 10.12A to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.4 Consulting Agreement, effective April 1, 1995, between Level 8 and Theodore Fine (filed as exhibit to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.5 Form of Amendment, dated June , 1995, among Level 8, Registrant and Theodore Fine (filed as exhibit 10.13A to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.6 Employment Agreement, dated May 1, 1995, between Registrant and Arie Kilman (filed as exhibit to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.7    Employment Agreement, dated May 1, 1995, between Registrant and Joseph
        J. Di Zazzo (filed as exhibit 10.18 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.8 Agreement, dated June 13, 1995, between Registrant and Liraz (filed as exhibit 10.23 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.9 Registration Rights Agreement, dated June 13, 1995 between Registrant and Liraz (filed as exhibit 1 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.10 Form of Warrant Agreement between the Registrant and Hampshire Securities Corporation for 135,000 shares of common stock (filed as exhibit 10.27 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.11 Form of Loan Agreement, dated June , 1995, between Registrant and Liraz regarding Registrant's agreement to repay the principal amount of $1,228,172 (filed as exhibit 10.28 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.12 Form of Loan Agreement, dated 1995, between Registrant and Liraz regarding Registrant's agreement to repay the principal amount of $628,172 (filed as exhibit 10.29 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.13 Development Agreement dated July 17, 1995 between Microsoft Corporation and Level 8 (filed as exhibit 10.38 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.14 Letter Agreement dated June 1, 1995 from Visa International Service Association to Level 8 (filed as exhibit 10.39 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

10.15 Development Agreement dated December 19, 1995 between Liraz and Level 8. (filed as exhibit 10.40 to Registration Statement No. 33-92230 on
        Form S-1 and incorporated herein by reference).

10.16 Agreement and Plan of Reorganization by and Among Level 8 Systems, Inc., Middleware Acquisition Corporation, Momentum Software Corporation, and Robert Brill, Bruns Grayson and Hubertus Vandervoort, as Trustees of the Momentum Liquidating Trust, on Behalf of the Securityholders of Momentum Software Corporation Dated February 27, 1998 ( filed as Exhibit 10.42)

21.1 List of Subsidiaries of Registrant (filed as exhibit 21.1 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

      SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Level 8 Systems, Inc.



                                       By: /s/ Arie Kilman
                                          ----------------------------------
                                            Arie Kilman
                                           Chief Executive Officer and Director

Dated: March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


             Signature                                   Title                               Date
             ---------                                   -----                               ----
         /s/ Arie Kilman              Chief Executive Officer and Chairman of      March 27, 1998
------------------------------------- the Board
           (Arie Kilman)

        /s/ Samuel Somech             President and Director                       March 27, 1998
-------------------------------------
          (Samuel Somech)

     /s/ Joseph J. DiZazzo            Chief Financial Officer,                     March 27, 1998
------------------------------------- Treasurer and Secretary
        (Joseph J. DiZazzo)

        /s/ Michel Berty              Director                                     March 27, 1998
-------------------------------------
           (Michel Berty)

       /s/ Theodore Fine              Director                                     March 27, 1998
-------------------------------------
          (Theodore Fine)

                                      Director                                     March 27, 1998
-------------------------------------
          (Lenny Recanati)

       /s/ Frank J. Klein             Director                                     March 27, 1998
-------------------------------------
          (Frank J. Klein)

                                                                     SCHEDULE II

                    LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


           Column A                          Column B                     Column C                Column D       Column E
           --------                          --------                     --------                --------       --------
                                                                         Additions
                                                              --------------------------------

                                             Balance at        Charged to                                       Balance at
                                             Beginning          Costs and    Charged to Other    Deductions-      End of
          Description                        of Period          Expenses     Accounts-Describe   Describe(1)      Period
          -----------                      ---------------    -------------  -----------------   ------------   ----------
Year ended December 31, 1995
  Deducted from asset accounts:
     Allowance for doubtful accounts       $        56,000    $      96,613  $        -          ($    77,613)  $   75,000
                                           ===============    =============  =================   =============  ==========

Year ended December 31, 1996
   Deducted from asset accounts:
     Allowance for doubtful accounts       $        75,000    $     231,000  $        -          ($    26,000)  $  282,000
                                           ===============    =============  =================   =============  ==========

Year ended December 31, 1997
   Deducted from asset accounts:
     Allowance for doubtful accounts       $       282,000    $     350,000  $        -          ($   115,000)  $  517,000
                                           ===============    =============  =================   =============  ==========

(1) Uncollectible accounts written off, net of recoveries.