Form 10-Q
period 1998-03-31
LEVEL 8 SYSTEMS
filed 1998-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________


                   Commission File Number 0-26392


                        LEVEL 8 SYSTEMS, INC.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     NEW YORK                      11-2920559
-----------------------------------------------------------------
(State or other jurisdiction  (I.R.S Employer Identification
  of incorporation or                   Number)
  organization)


One Penn Plaza, Suite 3401,             10119
New York, New York
-----------------------------------------------------------------
(Address of principal                   (Zip Code)
   executive offices)

                        (212) 244-1234
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO ___

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

7,625,698 common shares, $.01 par value, were outstanding as of April 30, 1998.

                      LEVEL 8 SYSTEMS, INC.

                              INDEX


PART I. FINANCIAL INFORMATION                             Page #

   Item 1. Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets at
          March 31, 1998 and December 31, 1997              3

     Condensed Consolidated Statements of
          Operations for the three months
          ended March 31, 1998 and 1997                     4

     Condensed Consolidated Statements of
          Cash Flows for the three months ended
          March 31, 1998 and 1997                           5

     Notes to Condensed Consolidated Financial
          Statements                                        6

   Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                              7 - 8

Part II.   OTHER INFORMATION                              9 - 12

























               LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                 March 31,          December 31,
         ASSETS                    1998                1997
                               ----------          -------------

CURRENT ASSETS
  Cash and cash equivalents    $  7,879,733        $  7,062,275
  Accounts receivable, net        5,473,637           6,455,041
  Income taxes receivable           648,025             405,525
  Inventory                         336,310             336,310
  Prepaid expenses and other
     assets                         623,941             421,235
  Net assets from discontinued
     operation                    2,445,990           3,577,292
  Deferred income taxes             159,400                -
                                 ----------          ----------
     TOTAL CURRENT ASSETS        17,567,036          18,257,678
                                 ----------          ----------
PROPERTY AND EQUIPMENT, NET       1,334,952             973,747
                                 ----------          ----------
                                 ----------          ----------

OTHER ASSETS
  Excess of cost over net
     assets acquired, net         2,794,380           1,793,375
  Software development costs,
     net                          2,998,862           2,167,980
  Deposits and deferred costs       136,211             289,907
                                 ----------          ----------
                                  5,929,453           4,251,262
                                 ----------          ----------
                                $24,831,441         $23,482,687
                                -----------         -----------
                                -----------         -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of loan
     from related company      $    127,964        $    127,964
  Current maturities of
     long-term debt                  44,425               7,169
  Accounts payable                1,681,584           1,935,792
  Accrued expenses                  521,613             224,246
  Due to related company          1,500,000                 -
  Customer deposits                  29,687              29,687
  Deferred revenue                  430,429              12,500
  Deferred income taxes                -                 94,400
                                -----------          ----------
     TOTAL CURRENT LIABILITIES    4,335,702           2,431,758
                                -----------        ------------
                                -----------        ------------

OTHER LIABILITIES
  Long term debt, net of
     current maturities              88,244              15,518
  Loan from related company,
     net of current maturities      170,274             201,788
  Deferred income taxes             353,200             462,000
                                -----------          ----------
                                    611,718             679,306
                                -----------          ----------

SHAREHOLDERS' EQUITY
  Preferred stock                  -                    -
  Common stock                       76,257              70,446
  Additional paid-in-capital     28,708,344          20,603,498
  Accumulated deficit            (8,782,471)           (184,212)
  Unearned compensation            (118,109)           (118,109)
                                -----------         -----------
                                 19,884,021          20,371,623
                                -----------         -----------
                                $24,831,441         $23,482,687
                                -----------         -----------
                                -----------         -----------







     See notes to condensed consolidated financial statements.



















          LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1998 and 1997
                        (Unaudited)

                                   1998                 1997
                                ----------          ------------

REVENUE
  Consulting and service       $ 2,731,396         $ 1,961,749
  Software                         289,484             891,112
  Other                            539,886                 -
                               -----------          ----------
                                 3,560,766           2,852,861
                               -----------         -----------

COST OF REVENUE
  Consulting and service         1,588,271             856,109
  Software                         151,615             766,188
  Other                                -                30,761
                               ------------        -----------
                                 1,739,886           1,653,058
                               ------------        -----------

GROSS MARGIN                     1,820,880           1,199,803
                               ------------        -----------

OPERATING EXPENSES
  Selling, general and
     administrative              1,608,178           1,099,580
  Purchased research and
     development                 6,510,000                -
  Writeoff of capitalized
     software costs              1,793,880                -
                               ------------        -----------
                                 9,912,058           1,099,580
                               ------------        -----------

OPERATING INCOME (LOSS)         (8,091,178)            100,223

OTHER INCOME (EXPENSES)
  Interest income                   74,565             115,039
  Interest expense                  (4,290)             (5,355)
                                    70,275             109,684
                               ------------        -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                         (8,020,903)            209,907
INCOME TAX EXPENSE (BENEFIT)      (605,100)             93,800
                               ------------        -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                    (7,415,803)            116,107

DISCONTINUED OPERATION
  Income (loss) from discontinued
     operation, net of income
     taxes (benefit) of ($90,000)
     and $22,000                  (135,457)             33,614
  Loss on disposal, net of
     income tax benefit of
     $270,000                   (1,047,000)                -
                               ------------        -----------
                                (1,182,457)             33,614
                               ------------        -----------


NET INCOME (LOSS)              ($8,598,260)        $   149,721
                               ------------        -----------
                               ------------        -----------

NET INCOME (LOSS) PER COMMON SHARE
  Basic Earnings Per Share:
     Income (loss) from
      continuing operations    ($     1.04)        $     .02
     Income (loss) from
     discontinued operation    (       .17)              -
                               -----------         ---------
      Net Income (Loss)        ($     1.21)        $     .02
                               -----------         ---------
                               -----------         ---------


  Diluted Earnings Per Share:
     Income (loss) from
      continuing operations    ($     1.04)        $     .02
     Income (loss) from
     discontinued operation    (       .17)              -
                               -----------         ---------
      Net Income (Loss)        ($     1.21)        $    .02
                               -----------         ---------
                               -----------         ---------

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION
  Basic                        7,085,606           6,959,750
  Diluted                      7,085,606           7,471,797



   See notes to condensed consolidated financial statements.




              LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 1998 and 1997
                             (Unaudited)

                                      1998              1997
                                   ----------     --------------

OPERATING ACTIVITIES
  Net income (loss)             ($8,598,260)       $  149,721
  Adjustments to reconcile net
  income (loss) to net cash used
  by operating activities:
     Loss (income) from
      discontinued operation        135,457           (33,614)
     Loss on disposal of
      discontinued operation      1,047,000                -
     Depreciation                    85,280            42,273
     Amortization                   230,433           106,968
     Purchased research and
      development costs           6,510,000                -
     Deferred income taxes          (65,000)          156,800
     Changes in operating assets
      and liabilities:
      Accounts receivable         1,184,111          (962,447)
      Income taxes receivable      (242,500)          (53,303)
      Prepaid expenses and other
        assets                     (150,769)         (531,202)
      Deposits and deferred
        costs                       153,696           (19,773)
      Accounts payable             (471,724)          602,220
      Accrued expenses                8,252           (57,337)
      Customer deposits              -                 10,209
      Deferred revenue               33,712               -
                                 ----------        -----------
         Net cash used by
         operating activities     ( 140,312)         (589,485)
                                 ----------        -----------

NET CHANGE IN ASSETS OF
  DISCONTINUED OPERATION          1,131,302            29,751
                                 ----------        -----------

INVESTING ACTIVITIES
  Redemption of marketable
     securities                      -              2,480,930
  Purchases of marketable
     securities                 -                  (1,998,128)
  Purchases of property and
     equipment                     (272,355)          (64,145)
  Software development costs       (149,702)         (370,081)
  Net cash received from
     acquisitions                   362,263                -
                                 ----------         ----------
     Net cash provided (used)
       by investing activities      (59,794)           48,576
                                 ----------         ----------

FINANCING ACTIVITIES
  Payments on long-term debt        (33,281)           (2,301)
  Deferred income taxes            (108,800)               -
  Proceeds from exercise of
     stock options                   28,343            32,099
  Additional public offering
     costs                              -            (139,937)
                                ----------         ----------
     Net cash used by financing
       activities                 (113,738)          (110,139)
                                ----------         ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             817,458           (621,297)

CASH AND CASH EQUIVALENTS
  Beginning of Period            7,062,275          3,318,292
                                ----------         ----------
  End of Period                 $7,879,733         $2,696,995
                                ------------       ------------
                                ------------       ------------



    See notes to condensed consolidated financial statements.




















              LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation -

     In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending
     December 31, 1998, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


2.   Principles of Consolidation -

     The March 31, 1998 condensed consolidated financial statements include the accounts of Level 8 Systems, Inc. ("Level 8") and its wholly-owned subsidiaries, Level 8 Technologies, Inc. ("Level 8 Technologies") and ProfitKey International, Inc. ("ProfitKey") and its new wholly-owned subsidiary, Momentum Software Corporation, from the date of acquisition of March 26, 1998. The March 31, 1997 condensed consolidated financial statements include the accounts of Level 8, Level 8 Technologies, ProfitKey, and its ASU consulting division.


3.   Acquisition -

     On March 26, 1998, the Company acquired Momentum Software Corporation ("Momentum"). Under the agreement, Level 8 issued 575,000 shares of common stock and warrants to purchase 200,000 common shares, subject to increased amounts based on the market value of the Company's stock at a later date. The total cost of the acquisition was approximately $8.6 million and is treated as a purchase. As a result of the acquisition of Momentum, the Company incurred a one time charge to earnings of an estimate of approximately $6.5 million related to the purchase of in-process research and development costs. The remaining amount was allocated to goodwill and software development costs. The results of operations of Momentum are included in the financial statements since the date of acquisition.




             LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The acquisition of Momentum is as follows:

     Fair value of assets acquired           $  9,633,361
     Additional direct costs                     (473,389)
     Liabilities assumed                       (1,002,597)
     Stock and warrants                        (8,082,375)
                                             -------------
                                                   75,000
     Cash acquired                               (437,263)
                                             -------------
     Net cash received from acquisition      ($   362,263)
                                             -------------
                                             -------------


4.   Write Off of Capitalized Software Costs -

     In connection with the acquisition of the middleware software of Momentum, the Company wrote off approximately
     $1.8 million of capitalized software costs that will not continue to be developed due to the new software.


5.   Discontinued Operation -

     On April 6, 1998, the Company sold its wholly owned subsidiary, ProfitKey International, Inc. The Company received $463,615 at the closing and a $2,000,000 note from the buyer. The note will be adjusted for changes in working capital through the closing date. In connection with the sale, the Company recorded a loss from the discontinued operation of approximately $1.3 million, before a tax benefit of $270,000.













          LEVEL 8 SYSTEMS, INC AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

Level 8 Systems, Inc.("Level 8") develops and sells proprietary vertical application software packages and provides software consulting and support services to customers located primarily in the United States and Canada. Level 8 Technologies, Inc. ("Level 8 Technologies") is a wholly-owned subsidiary specializing in transactional messaging middleware and distributed object technology.

On March 26, 1998, Level 8 acquired all the stock of Momentum Software Corporation ("Momentum") for 575,000 shares of Level 8 common stock and 200,000 warrants. The number of shares will be adjusted based upon the future Level 8 common stock price. The results of Momentum are included in the financial statements since the date of acquisition.

On April 6, 1998, Level 8 sold its wholly-owned subsidiary, ProfitKey International, Inc. ("ProfitKey"). The sale resulted in a loss of approximately $1,000,000. Level 8 recorded the loss in the first quarter of 1998 for the disposal of the business and the anticipated operating losses until disposal. The loss from operations is recorded as a loss from discontinued operations. Accordingly, ProfitKey is reported as a discontinued operation for 1998 and 1997. Level 8's operating results for prior periods were restated to reflect continuing operations.

Level 8 purchased $1,500,000 of software development costs from Liraz Systems, Ltd., a significant shareholder. This amount will be payable in installments beginning the second quarter of 1998.


Results of Operations

Revenue for the three months ended March 31, 1998 was approximately $3,561,000 as compared to $2,853,000 for the three months ended March 31, 1997, an increase of $708,000 or 25%. The increase is primarily related to increased software, consulting and service revenue from Level 8 Technologies of approximately $713,000 and Momentum Software, which was acquired in the first quarter, of approximately $260,000. These increases were offset by the sale of the ASU division in the fourth quarter of 1997 which reduced revenue in the first quarter of 1998 by approximately $265,000.

Cost of revenue for the three months ended March 31, 1998 was approximately $1,740,000 as compared to $1,653,000 for the three months ended March 31, 1997, an increase of $87,000 or 5%. The increase was due to Level 8 Technologies increased costs of approximately $291,000 offset by the sale of the ASU division in the fourth quarter of 1997 which reduced cost of revenue by $219,000.

The gross margin for the three months ended March 31, 1998 was 51.1% as compared to 42.1% for the three months ended March 31, 1997. The increase was due to an increase in Level 8 Technologies margin from 41.1% to 45.2% and the Momentum software revenue and certain revenue, totaling approximately $540,000, having minimal associated costs.

Selling, general, and administrative expenses for the three months ended March 31, 1998 were approximately $1,608,000 as compared to approximately $1,100,000 for the three months ended March 31, 1997, an increase of approximately $508,000. The increase is a result of additional development expense of approximately $308,000 and other overall increases primarily at Level 8, offset by a reduction in the allowance for doubtful accounts of approximately $138,000.

In connection with the acquisition of Momentum, the Company incurred a $6,510,000 charge related to purchased research and development costs. Also, in connection with the acquisition of the middleware software from Momentum, Level 8 wrote off approximately $1,800,000 of capitalized software costs that will not continue to be developed due to the new software.

Other income decreased by approximately $40,000 primarily due to decreased interest income from funds invested.

Income taxes represent a benefit of 7.5% of the loss from continuing operations before income taxes. The rate is below the expected tax rate primarily due to the nondeductibility of the purchased research and development costs of $6,510,000.

The loss on the disposal of ProfitKey of approximately $1,300,000 before a tax benefit of $270,000 is reflected in discontinued operations.


Liquidity and Capital Resources

Continuing operating activities for the three months ended March 31, 1998, used net cash of approximately $140,000. At March 31, 1998, Level 8 had working capital of approximately $8,757,000 and a current ratio of 2.19. Level 8 believes that the existing working capital and anticipated funds generated from operations will be sufficient to fund its working capital and capital expenditure requirements at least through the end of 1998.

Level 8 spent approximately $150,000 on software development and $270,000 on property and equipment during the three months ended
March 31, 1998.



















































                              Part II

               LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                         OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          On March 26, 1998, Level 8 Systems, Inc.("Level 8") acquired Momentum Software Corporation (the "Momentum"), a Delaware corporation. Under the acquisition agreement, Momentum shareholders received 575,000 common shares of Level 8 and warrants to purchase 200,000 common shares of Level 8 for $13.108 per share, subject to adjustment ("Contingent Consideration") to take into account certain fluctuations in the value of the Level 8 common shares. If the average price per common share during the 30 days prior to the Calculation Date (as defined) (the "Average Price") is $21.00 or more, there is no Contingent Consideration; if the Average Price is between $15.00 and $21.00, the Contingent Consideration is a number of additional common shares equal to the product of (a) 416.666 and (b) the number of cents by which $21.00 exceeds the Average Price; and if the Average Price is below $15.00, the Contingent Consideration is 250,000 common shares or an installment promissory note payable in four annual installments and bearing interest at the rate of 10% a year, as determined by the Momentum Liquidating Trust (the "Trust").

          The 575,000 common shares and 200,000 warrants are being held by the Trust, the trustees of which are Dr. Robert Brill, Hubert Vandervoort and Bruns Grayson. The Trust will distribute the shares and warrants to the Momentum shareholders on December 1, 1998 (or earlier, in certain circumstance).

          In connection with this transaction, the Trust has agreed, among its trustees, to vote its common shares in Level 8 in accordance with the instructions of Liraz Sytems Ltd.

          No underwriter was involved in this transaction, and no commissions were paid with respect thereto. The persons to whom Level 8 has issued such securities have represented to Level 8 the intention to acquire such securities not with any view to the resale or distribution thereof in violation of the Securities Act of 1933 (the "Act"). Evidence of the securities so issued has been appropriately legended to such effect. Upon any exercise of any warrants referred to above, unless a registration statement with respect thereto is in effect, the person to whom the warrants have been issued will be required to renew such representation, and certificates for the shares so issued will be appropriately legended. Accordingly, Level 8 relies upon the exemption provided under section 4(2) of the Act with respect to the issuance of such securities.

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security-Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          11.0 Statement regarding computation of earnings per share

          27.0 Financial Data Schedule

     (b)  Reports on Form 8-K:

          On January 30, 1998, the Company filed an 8-K regarding
          Level 8 Systems, Inc. replacing Lurie, Besikof, Lapidus
          & Co, LLP as its independent auditors with Grant
          Thornton LLP.




















                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date      May 15, 1998             LEVEL 8 SYSTEMS, INC.
     --------------------     ------------------------------
                                        (Registrant)


                                   /s/  Arie Kilman
                              ------------------------------
                              Arie Kilman
                              Chief Executive Officer
                              Acting Chief Accounting Officer


































               LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
          WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENTS

                         EXHIBIT 11.0






                                       Three Months Ended
                                   March 31,         March 31,
BASIC                                1998              1997
                                   ---------        ---------


WEIGHTED AVERAGE COMMON SHARES     7,085,606         6,959,750
                                   ---------         ---------
                                   ---------         ---------


DILUTED

WEIGHTED AVERAGE COMMON SHARES     7,085,606         6,959,750

COMMON STOCK EQUIVALENTS                -(1)           512,047
                                   ---------         ---------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES         7,085,606          7,471,797
                                   ----------         ---------
                                   ----------         ---------

(1)  Antidilutive


















               LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                         FINANCIAL DATA SCHEDULE

                              EXHIBIT 27

article type    5
period type                                            3-mos
fiscal-year end                                  Dec-31-1998
period end                                       Mar-31-1998
cash                                              7,879,733
securities                                              -
receivables                                       5,473,637
allowances
inventory                                           336,310
current assets                                   17,567,036
pp&e                                              1,334,952
depreciation
total assets                                     24,831,441
current liabilities                               4,335,702
bonds
preferred-mandatory
preferred
common                                               76,257
other-se                                         19,807,764
total-liability- and - equity                    24,831,441
sales                                             3,560,766
total revenues                                    3,560,766
cgs                                               1,739,886
total costs                                       9,912,058
other expenses
loss provision
interest expense                                      4,290
income pre-tax                                   (8,020,903)
income tax                                          605,100
income continuing                                (7,415,803)
discontinued                                     (1,182,457)
extraordinary
changes
net income                                       (8,598,260)
eps primary                                           (1.21)
eps diluted                                           (1.21)