Form 10-Q
period 1998-06-30
LEVEL 8 SYSTEMS
filed 1998-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________


                   Commission File Number 0-26392


                        LEVEL 8 SYSTEMS, INC.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     NEW YORK                      11-2920559
-----------------------------------------------------------------
(State or other jurisdiction  (I.R.S Employer Identification
  of incorporation or                   Number)
  organization)


1250 Broadway, 35th Floor,              10001
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

 7,639,822 common shares, $.01 par value, were outstanding as of July 31, 1998.

                      LEVEL 8 SYSTEMS, INC.

                              INDEX


PART I. FINANCIAL INFORMATION                             Page #

   Item 1. Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets at
          June 30, 1998 and December 31, 1997               3

     Condensed Consolidated Statements of
          Operations for the three months
          ended June 30, 1998 and 1997                      4

     Condensed Consolidated Statements of
          Operations for the six months
          ended June 30, 1998 and 1997                      5

     Condensed Consolidated Statements of
          Cash Flows for the six months ended
          June 30, 1998 and 1997                            6

     Notes to Condensed Consolidated Financial
          Statements                                        7

   Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                              8 - 9

Part II.   OTHER INFORMATION                              10 - 13





















               LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                 June 30,           December 31,
         ASSETS                    1998                1997
                               ----------          -------------

CURRENT ASSETS
  Cash and cash equivalents    $  5,856,170        $  7,062,275
  Accounts receivable, net        6,233,775           6,455,041
  Income taxes receivable                -              405,525
  Inventory                         336,310             336,310
  Prepaid expenses and other
     assets                         545,613             421,235
  Net assets from discontinued
     operation                    1,768,607           3,577,292
  Deferred income taxes           1,324,725                -
                                 ----------          ----------
     TOTAL CURRENT ASSETS        16,065,200          18,257,678
                                 ----------          ----------
PROPERTY AND EQUIPMENT, NET       1,523,900             973,747
                                 ----------          ----------
                                 ----------          ----------

OTHER ASSETS
  Excess of cost over net
     assets acquired, net         2,299,062           1,793,375
  Software development costs,
     net                          2,730,418           2,167,980
  Deposits and deferred costs       279,215             289,907
                                 ----------          ----------
                                  5,308,695           4,251,262
                                 ----------          ----------
                                $22,897,795         $23,482,687
                                -----------         -----------
                                -----------         -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of loan
     from related company      $    127,964        $    127,964
  Current maturities of
     long-term debt                 496,863               7,169
  Accounts payable                1,408,085           1,935,792
  Accrued expenses                  625,143             224,246
  Due to related company             75,476                 -
  Customer deposits                   2,718              29,687
  Deferred revenue                  317,576              12,500
  Deferred income taxes                  -               94,400
                                -----------          ----------
     TOTAL CURRENT LIABILITIES    3,053,825           2,431,758
                                -----------        ------------
                                -----------        ------------

OTHER LIABILITIES
  Long term debt, net of
     current maturities             987,656              15,518
  Loan from related company,
     net of current maturities      138,444             201,788
  Deferred income taxes             353,200             462,000
                                -----------          ----------
                                  1,479,300             679,306
                                -----------          ----------

SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par
     value (authorized-1,000,000
     shares: no shares issued
     and outstanding)                    -                   -
  Common stock, $.01 par value
     (authorized-15,000,000 shares:
     issued and outstanding
     7,639,822 shares at June
     30, 1998 and 7,044,634
     shares at Dec. 31, 1997)        76,398              70,446
  Additional paid-in-capital     28,362,130          20,603,498
  Accumulated deficit            (9,955,749)           (184,212)
  Unearned compensation            (118,109)           (118,109)
                                -----------         -----------
                                 18,364,670          20,371,623
                                -----------         -----------
                                $22,897,795         $23,482,687
                                -----------         -----------
                                -----------         -----------







     See notes to condensed consolidated financial statements.











             LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months Ended June 30, 1998 and 1997
                           (Unaudited)

                                   1998                 1997
                                ----------          ------------

REVENUE
  Consulting, service and
     maintenance               $ 3,066,296         $ 2,021,847
  Software                         533,713             699,782
  Other                             17,301              45,254
                               -----------          ----------
                                 3,617,310           2,766,883
                               -----------         -----------

COST OF REVENUE
  Consulting and service         1,386,778             996,938
  Software                         317,830             260,121
  Other                                -                 7,702
                               ------------        -----------
                                 1,704,608           1,264,761
                               ------------        -----------

GROSS MARGIN                     1,912,702           1,502,122
                               ------------        -----------

OPERATING EXPENSES
  Selling, general and
     administrative              3,287,776           1,166,210
                               ------------        -----------

OPERATING INCOME (LOSS)         (1,375,074)            335,912

OTHER INCOME (EXPENSES)
  Interest income                   79,534              94,107
  Interest expense                 (35,037)             (5,165)
                               ------------        -----------
                                    44,497              88,942
                               ------------        -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                         (1,330,577)            424,854
INCOME TAX (EXPENSE) BENEFIT       157,300            (126,800)
                               ------------        -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                    (1,173,277)            298,054

DISCONTINUED OPERATION
  Income (loss) from discontinued
     operation, net of income
     taxes                               -              24,971
                               ------------        -----------


NET INCOME (LOSS)             ($1,173,277)         $   323,025
                               ------------        -----------
                               ------------        -----------

NET INCOME (LOSS) PER COMMON SHARE
  Basic Earnings Per Share:
     Income (loss) from
      continuing operations    ($     0.15)        $    0.05
     Income (loss) from
      discontinued operation           -                  -
                               -----------         ---------
       Net Income (Loss)       ($     0.15)        $    0.05
                               -----------         ---------
                               -----------         ---------

  Diluted Earnings Per Share:
     Income (loss) from
      continuing operations    ($     0.15)        $    0.04
     Income (loss) from
      discontinued operation            -                -
                               -----------         ---------
       Net Income (Loss)       ($     0.15)        $    0.04
                               -----------         ---------
                               -----------         ---------

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION
  Basic                          7,617,932          6,966,707
  Diluted                        7,617,932          7,482,681













   See notes to condensed consolidated financial statements.





          LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           Six Months Ended June 30, 1998 and 1997
                        (Unaudited)

                                   1998                 1997
                                ----------          ------------

REVENUE
  Consulting, service and
     maintenance               $ 5,797,693         $ 3,983,596
  Software                         823,197           1,590,894
  Other                            557,187              45,254
                               -----------          ----------
                                 7,178,077           5,619,744
                               -----------         -----------

COST OF REVENUE
  Consulting and service         2,975,049           1,853,047
  Software                         469,445           1,026,309
  Other                                -                38,463
                               ------------        -----------
                                 3,444,494           2,917,819
                               ------------        -----------

GROSS MARGIN                     3,733,583           2,701,925
                               ------------        -----------

OPERATING EXPENSES
  Selling, general and
     administrative              4,895,955           2,265,790
  Purchased research and
     development                 6,510,000                -
  Write off of capitalized
     software costs              1,793,880                -
                               ------------        -----------
                                13,199,835           2,265,790
                               ------------        -----------

OPERATING INCOME (LOSS)         (9,466,252)            436,135

OTHER INCOME (EXPENSES)
  Interest income                  154,099             209,146
  Interest expense                 (39,327)            (10,520)
                               ------------        -----------
                                   114,772             198,626
                               ------------        -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES                         (9,351,480)            634,761
INCOME TAX (EXPENSE) BENEFIT       762,400            (220,600)
                               ------------        -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                    (8,589,080)            414,161

DISCONTINUED OPERATION
  Income (loss) from discontinued
     operation, net of income
     taxes (benefit) of ($90,000)
     and $22,000                  (135,457)             58,585
  Loss on disposal, net of
     income tax benefit of
     $270,000                   (1,047,000)                -
                               ------------        -----------
                                (1,182,457)             58,585
                               ------------        -----------


NET INCOME (LOSS)              ($9,771,537)        $   472,746
                               ------------        -----------
                               ------------        -----------

NET INCOME (LOSS) PER COMMON SHARE
  Basic Earnings Per Share:
     Income (loss) from
      continuing operations    ($     1.17)        $    0.06
     Income (loss) from
      discontinued operation   (       .16)             0.01
                               -----------         ---------
      Net Income (Loss)        ($     1.33)        $    0.07
                               -----------         ---------
                               -----------         ---------

  Diluted Earnings Per Share:
     Income (loss) from
      continuing operations    ($     1.17)        $     .06
     Income (loss) from
      discontinued operation   (       .16)              -
                               -----------         ---------
      Net Income (Loss)        ($     1.33)        $     .06
                               -----------         ---------
                               -----------         ---------

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION
  Basic                          7,351,769         6,963,247
  Diluted                        7,351,769         7,505,613



   See notes to condensed consolidated financial statements.



              LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended June 30, 1998 and 1997
                             (Unaudited)

                                      1998              1997
                                   ----------     --------------

OPERATING ACTIVITIES
  Net income (loss)             ($9,771,537)       $  472,746
  Adjustments to reconcile net
  income (loss) to net cash used
  by operating activities:
     Loss (income) from
      discontinued operation        135,457           (58,585)
     Loss on disposal of
      discontinued operation      1,047,000                -
     Depreciation                   735,246            86,248
     Amortization                   643,887           257,582
     Purchased research and
      development costs           6,510,000                -
     Write off of capitalized
      software costs              1,793,880
     Deferred income taxes              -             286,900
     Changes in operating assets
      and liabilities:
      Accounts receivable           474,798         (1,469,962)
      Income taxes receivable       405,525            271,465
      Prepaid expenses and other
        assets                      (72,442)         (625,759)
      Deferred income taxes      (1,059,125)               -
      Deposits and deferred
        costs                      (462,697)          (21,123)
      Accounts payable             (771,727)         (122,981)
        Due to related company       75,476                -
      Accrued expenses              111,782                -
      Customer deposits             (26,969)           56,866
      Deferred revenue              (79,140)              -
                                 -----------       -----------
         Net cash used by
         operating activities     ( 310,586)         (866,603)
                                 ----------        -----------

NET CHANGE IN ASSETS OF
  DISCONTINUED OPERATION            266,228          (221,286)
                                 ----------        -----------

INVESTING ACTIVITIES
  Purchases of marketable
     securities                      -             (1,998,128)
  Redemption of marketable
     securities                      -              6,497,273
  Purchases of property and
     equipment                   (1,111,267)         (144,108)
  Software development costs       (149,702)         (585,812)
  Net cash received from
     acquisitions                   362,263                -
                                 ----------         ----------
     Net cash provided (used)
       by investing activities     (898,706)         3,769,225
                                 ----------         ----------

FINANCING ACTIVITIES
  Payments on long-term debt        (63,344)          (65,465)
  Proceeds from long-term debt     (149,917)               -
  Deferred income taxes            (108,800)               -
  Proceeds from exercise of
     stock options                  59,020             57,688
  Additional public offering
     costs                             -             (137,365)
                                ----------         ----------
     Net cash used by financing
       activities                 (263,041)          (145,142)
                                ----------         ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          (1,206,105)          2,536,194

CASH AND CASH EQUIVALENTS
  Beginning of Period            7,062,275          3,318,252
                                ----------         ----------
  End of Period                 $5,856,170         $5,854,446
                                ----------         ----------
                                ----------         ----------



    See notes to condensed consolidated financial statements.



















              LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation -

     In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations and cash flows for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


2.   Principles of Consolidation -

     The condensed consolidated financial statements include the accounts of Level 8 Systems, Inc. ("Level 8") and its wholly-owned subsidiaries, Level 8 Technologies, Inc. ("Level 8 Technologies"), ASU consulting division and its new wholly-owned subsidiary, Momentum Software Corporation ("Momentum"), from the date of acquisition of March 26, 1998. On April 6, 1998, the Company sold its wholly-owned subsidiary, ProfitKey International, Inc. ("ProfitKey"). ProfitKey has been accounted for as a discontinued operation and the results of its operations have been excluded from continuing operations in the condensed consolidated financial statements for all periods presented. All inter-company accounts and transactions are eliminated in consolidation.


3.   Acquisition -

     On March 26, 1998, the Company acquired Momentum. Under the agreement, Level 8 issued 544,866 shares of common stock and warrants to purchase 200,000 common shares, subject to increased amounts based on the market value of the Company's stock at a later date. The total cost of the acquisition was approximately $8.6 million and is treated as a purchase. As a result of the acquisition of Momentum, as of March 31, 1998, the Company incurred a one time charge to earnings of approximately $6.5 million related to the purchase of in-process research and development costs. The remaining amount was allocated to goodwill and software development costs. The results of operations of Momentum are included in the financial statements since the date of acquisition.

     The acquisition of Momentum is as follows:

          Fair value of assets acquired           $9,633,361
          Reimbursable costs                      (  275,200)
          Additional direct costs                 (  473,389)
          Liabilities assumed                     (1,002,597)
          Stock and warrants                      (7,807,175)
                                                  ------------
                                                      75,000

          Cash acquired                           (  437,263)
                                                  ------------
          Net cash received from acquisition      ($ 362,263)
                                                  ------------
                                                  ------------


4.   Write Off of Capitalized Software Costs -

     In connection with the acquisition of the middleware software of Momentum, the Company wrote off approximately
     $1.8 million of capitalized software costs that will not continue to be developed due to the new software.


5.   Discontinued Operations -

     On April 6, 1998, the Company sold its wholly owned subsidiary, ProfitKey. The disposition of ProfitKey was accounted for as a discontinued operation as of March 31, 1998. The Company received $463,615 at the closing and a $2,000,000 note from the buyer. The purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The buyer has notified the Company that it believed there was a variance of $1,466,444, which would require a reduction in the purchase price of that amount. Based on information available to the Company at this time, management believes that an adjustment, if any, is not determinable and should not have a material adverse effect on the Company. In connection with the sale, the Company recorded a loss from the discontinued operation of approximately $1.3 million before a tax benefit of $270,000.





          LEVEL 8 SYSTEMS, INC AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

     Level 8 Systems, Inc. ("Level 8") develops and sells proprietary vertical application software packages and provides software consulting and support services to customers located primarily in the United States and Canada. Level 8 Technologies,
Inc. ("Level 8 Technologies") is a wholly-owned subsidiary specializing in transactional messaging middleware and distributed object technology.

     On March 26, 1998, Level 8 acquired all the stock of Momentum Software Corporation ("Momentum") for 544,866 shares of Level 8 common stock and 200,000 warrants. The number of shares will be adjusted based upon the future Level 8 common stock price. The results of Momentum are included in the financial statements since the date of acquisition.

     On April 6, 1998, Level 8 sold its wholly-owned subsidiary, ProfitKey International, Inc. ("ProfitKey"). The sale resulted in a loss of approximately $1,000,000. Level 8 recorded the loss in the first quarter of 1998 for the disposal of the business and the anticipated operating losses until disposal. ProfitKey is reported as a discontinued operation for 1998 and 1997, and, accordingly, the loss from operations is recorded as a loss from a discontinued operation. Level 8's operating results for prior periods were restated to reflect the continuing operations.

     In connection with the sale of ProfitKey, the parties agreed to adjust the purchase price to reflect any variance in ProfitKey's closing date working capital from a specified amount. The buyer has notified the Company that it believed there was a variance of $1,466,444, which would require a reduction in the purchase price of that amount. Based on information available to the Company at this time, management believes that an adjustment, if any, is not determinable and should not have a material adverse effect on the Company.

     Level 8 purchased $1,500,000 of software development costs from Liraz Systems, Ltd., a significant shareholder. This amount is being paid in installments beginning in the second quarter of 1998.


Three Months Ended June 30, 1998 Compared With Three Months Ended
June 30, 1997

     Revenue for the three months ended June 30, 1998 was approximately $3,617,000 as compared to $2,767,000 for the three months ended June 30, 1997, an increase of $850,000 or 30.7%. The increase is primarily related to an increase from consulting, services and maintenance revenue of $1,044,000 of which $350,000 represents deferred maintenance revenue recognized in this period, and a decrease in software product and other revenue of $194,000 associated with MQSeries licenses.

     Cost of revenue for the three months ended June 30, 1998 was approximately $1,705,000 as compared to $1,265,000 for the three months ended June 30, 1997, an increase of $440,000 or 34.8%. The increase was due to Level 8 Technologies' increase in the cost of consulting, services and maintenance of approximately $390,000 or 39.1%, and a $58,000 or 22.2% increase in the cost of software products.

     The gross margin for the three months ended June 30, 1998 was 52.9% as compared to 54.3% for the three months ended June 30, 1997. The decrease was due to a decrease in Level 8 Technologies' margin from consulting from 50.7% to 48.9%.

     Selling, general, and administrative expenses for the three months ended June 30, 1998 were approximately $3,288,000 as compared to approximately $1,166,000 for the three months ended June 30, 1997, an increase of approximately $2,122,000. The increase is a result of additional development expenses of approximately $820,000; additional operational costs associated with Momentum of $770,000; software amortization of $270,000 and other overall increases of $262,000.


Six Months Ended June 30, 1998 Compared With Six Months Ended
June 30, 1997

     Revenue for the six months ended June 30, 1998 was approximately $7,178,000 as compared to $5,620,000 for the six months ended June 30, 1997, an increase of $1,558,000 or 27.7%. The increase is primarily related to increases from consulting, services and maintenance revenue of $1,814,000 of which $370,000 represents deferred maintenance revenue recognized in this period, and an increase in other revenue of $512,000 with a decrease in software product revenue of $768,000 relating to lower MQSeries sales.

     Cost of revenue for the six months ended June 30, 1998 was approximately $3,444,000 as compared to $2,918,000 for the six months ended June 30, 1997, an increase of $526,000 or 18.0%. The increase was due to Level 8 Technologies' increase in the cost of consulting, services and maintenance of approximately $1,122,000 or 60.6% and a decrease of $556,000 or 54.2% in the purchase of MQSeries products for resale.

     The gross margin for the six months ended June 30, 1998 was 52.0% as compared to 48.1% for the six months ended June 30, 1997. The increase was due to higher margins on consulting and services.

     Selling, general, and administrative expenses for the six months ended June 30, 1998 were approximately $4,896,000 as compared to approximately $2,266,000 for the six months ended June 30, 1997, an increase of approximately $2,630,000. The increase is a result of additional development expense of approximately $974,000 relating to new product development; $182,000 in selling and marketing expenses which reflects the build-up of Level 8's sales organization; $850,000 of additional operational costs associated with Momentum; software amortization of $390,000 and other overall increases of $234,000.

     In connection with the acquisition of Momentum as of March 26, 1998, Level 8 incurred a $6,510,000 charge related to purchased research and development costs. Also, in connection with the acquisition of the middleware software from Momentum, Level 8 wrote off approximately $1,800,000 of capitalized software costs that will not continue to be developed due to the new software.

     Other income decreased by approximately $80,000 for the six months ended June 30, 1998 and $40,000 for the three months ended
June 30, 1998 due to a decrease in interest income from fewer funds being invested and an increase of interest expense associated with long-term debt.

     Income taxes represent a benefit of 8.2% of the loss from continuing operations before income taxes. The rate is below the expected tax rate primarily due to the non-deductibility of the purchased research and development costs of $6,500,000, and a valuation allowance.

     The loss on disposal from a discontinued operation of ProfitKey totaled approximately $1,300,000 before a tax benefit of $270,000.


Liquidity and Capital Resources

     Continuing operating activities for the six months ended June 30, 1998 used net cash of approximately $311,000. Level 8 used approximately $900,000 for investing activities in the six months ended June 30, 1998 primarily as a result of purchases of property and equipment. Continuing financing activities for the six months ended June 30, 1998 used net cash of $263,000. At June 30, 1998, Level 8 had working capital of approximately $13,000,000 and a current ratio of 5.26. Level 8 believes that the existing working capital and the anticipated funds generated from operations will be sufficient to fund its working capital and capital expenditure requirements at least through the end of 1998.

















































                              Part II

               LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                         OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security-Holders

          (a)  The annual meeting of shareholders of Level 8
               Systems, Inc. was held on May 11, 1998.
          (b)  A vote was proposed to (1) elect the Board of
               Directors to serve for the ensuing year, and (2) to approve an amendment to the Company's 1997 Stock Option Plan.

               The shareholders voting results are as follows:


                                         Votes
                            For    Against   Withheld  Abstained


     (1) Arie Kilman     6,372,998   N/A     231,995   N/A
         Samuel Somech   6,373,093   N/A     231,900   N/A
         Theodore Fine   6,373,093   N/A     231,900   N/A
         Lenny Recanati  6,373,093   N/A     231,900   N/A
         Frank J. Klein  6,373,093   N/A     231,900   N/A
         Michel Berty    6,373,093   N/A     231,900   N/A
         Robert Brill    6,373,093   N/A     231,900   N/A

     (2) Amendment to
         Stock Option
         Plan            5,219,489  336,997  N/A       4,830

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          11.0 Statement regarding computation of earnings per share

          27.0 Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended June 30, 1998:

          The Company's current report on Form 8-K and Form 8-K/A filed on April 10, 1998 and June 8, 1998, respectively, reported under Item 2, concerning the Company's acquisition of Momentum Software Corporation, a Delaware corporation.

          The Company's current report on Form 8-K and Form 8-K/A filed on April 21, 1998 and June 19, 1998, respectively, reported under Item 2, concerning the Company's disposition of its wholly-owned subsidiary, ProfitKey International, Inc.






                         SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date      August 14, 1998     LEVEL 8 SYSTEMS, INC.
     --------------------     ------------------------------
                                        (Registrant)


                              /s/  Arie Kilman
                              ------------------------------
                              Arie Kilman
                              Chief Executive Officer
                              Acting Chief Accounting Officer