Form 10-K/A
period 1997-12-31
LEVEL 8 SYSTEMS
filed 1998-09-11
CIK 945384

As filed with the Securities and Exchange Commission on September 11, 1998


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------


                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                           Commission File No. 0-26392

                   ------------------------------------------

                              LEVEL 8 SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               New York                                11-2920559
      (State or Other Jurisdiction of              (I.R.S. Employer
       Incorporation or organization)             Identification No.)

         1250 Broadway, 35th Floor
             New York, New York                           10001
     (Address of principal executive offices)          (Zip Code)

                                 (212) 244-1234

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 par value

                   ------------------------------------------


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

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $37,560,987 based on the price of the last reported sale on the over-the-counter National Market System on March 18, 1998 reported by NASDAQ.

     As of March 18, 1998, there were 7,049,192 shares of Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The responses to items 10, 11, 12, and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 1998.

Item 6.    Selected Financial Data
           -----------------------

     The selected financial data presented below has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Operations" and the Consolidated Financial Statements.

     For 1997, the following data includes ASU, ProfitKey, Level 8 and Level 8 Technologies. For 1996, the following data includes ASU, ProfitKey, Level 8 and Level 8 Technologies for the full year and Bizware Computer Systems (Canada) Inc. ("Bizware") until its sale in September 1996. For 1995, the following data includes ASU, ProfitKey, Level 8 and Bizware for the full year and Level 8 Technologies since its acquisition on April 1, 1995. For 1994, the following data includes ASU, ProfitKey since its acquisition on October 3, 1994 and Bizware since its acquisition on October 28, 1994. Periods prior to 1994 include only the operations of ASU. ProfitKey and Bizware are included with discontinued operations.

                      SELECTED STATEMENT OF OPERATIONS DATA



                                                                     Year Ended December 31,
                                                                     -----------------------
                                              1993               1994              1995                1996            1997
                                              ----               ----              ----                ----            ----
Revenue  from continuing operations         $1,312,935      $ 1,660,453       $3,011,851         $7,271,602      $14,679,988
Revenue from discontinued operations                          1,936,149        7,127,173          5,803,736        5,545,292
Net income (loss)
  Continuing operations                        (32,712)          25,893         (429,257)          (845,285)       1,036,107
  Discontinued operations                                       537,697        1,047,306         (1,524,112)          52,856

Net income (loss) per common and
common equivalent share -  basic
  Continuing operations                          ( .01)             .01            ( .10)             ( .14)             .15
  Discontinued operations                                           .14              .24              ( .25)             .01

Net income (loss) per common and
common equivalent share -  diluted
  Continuing operations                          ( .01)             .01            ( .10)             ( .14)             .13
  Discontinued operations                                           .14              .24              ( .25)             .01

Weighted average common and common
   equivalent shares outstanding - basic     3,839,166        3,839,166        4,314,106          6,076,103        6,992,398
Weighted average common and common
   equivalent shares outstanding  - diluted  3,839,166        3,839,166        4,403,004          6,076,103        7,561,084



                           SELECTED BALANCE SHEET DATA


                                                                                        At December 31,
                                               1993             1994(1)          1995(1)           1996              1997
                                               ----             ----             ----              ----              ----
Working capital (deficiency)               $   290,991     $ (1,679,294)     $ 4,103,621       $ 11,007,583      $15,825,883
Total assets                                   438,340        5,848,838       15,059,108         20,787,075       23,482,687
Long-term debt, net of current maturities        6,771           19,053           43,975             23,297           15,518
Loans from related companies, net of
   current maturities                          418,900        2,015,165          453,847            330,706          201,751

Shareholders' equity (deficit)                 (85,407)         489,729       11,498,535         18,300,153       20,371,623

(1) As originally reported, not adjusted for discontinued operations.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

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




/s/ GRANT THORNTON LLP


New York, New York
February 23, 1998  (except for Note N, as to which the date is February 27, 1998 and Note H, as to which the date is April 6, 1998)

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




/s/ LURIE, BESIKOF, LAPIDUS & CO., LLP

Minneapolis, Minnesota
January 31, 1997, except for Note H, as to which the date is April 6, 1998



                     Level 8 Systems, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                               ASSETS                                   1997                       1996
                                                                        ----                       ----
CURRENT ASSETS
    Cash and cash equivalents                                     $  7,062,275                $  3,318,252
    Marketable securities                                                    -                   6,524,758
    Accounts receivable, less allowance for doubtful
        accounts of $433,900 and $197,400, respectively              6,455,041                   2,410,755
    Income taxes receivable                                            405,525                     591,004
    Inventory                                                          336,310                           -
    Prepaid expenses and other assets                                  421,235                     169,533
    Net assets of discontinued operation                             3,577,292                       -
                                                                   -----------                ------------
        Total current assets                                        18,257,678                  13,014,302

PROPERTY AND EQUIPMENT                                                 973,747                     685,876

OTHER ASSETS
    Excess of cost over net assets of businesses
        acquired, net                                                1,793,375                   2,215,347
    Software development costs, net                                  2,167,980                   1,149,532
    Deposits and deferred costs                                        289,907                      47,200
    Net assets of discontinued operations                                    -                   3,674,818
                                                                                                 ---------
                                                                     4,251,262                   7,086,897
                                                                                                 ---------
                                                                   $23,482,687                 $20,787,075
                                                                    ==========                  ==========


                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of loan from related company              $     128,000               $     122,000
    Current maturities of long-term debt                                 7,170                       8,593
    Accounts payable                                                 1,935,792                     862,586
    Accrued expenses                                                   224,246                     328,931
    Net liabilities of discontinued operations                               -                     535,009
    Customer deposits                                                   29,687                           -
    Deferred revenue                                                    12,500                           -
    Deferred income taxes                                               94,400                     149,600
                                                                   -----------

        Total current liabilities                                    2,431,795                   2,006,719
                                                                     ---------                   ---------

OTHER LIABILITIES
    Loan from related company, net of current maturities               201,751                     330,706
    Long-term debt, net of current maturities                           15,518                      23,297
    Deferred income taxes                                              462,000                     126,200
                                                                       -------                     -------

                                                                       679,269                     480,203
                                                                       -------                     -------

COMMITMENTS                                                                  -                           -

SHAREHOLDERS EQUITY
    Preferred stock, $.01 par value (authorized -
        1,000,000 shares; no shares issued and outstanding)                  -                           -
    Common stock, $.01 par value (authorized -
        15,000,000 shares; issued and outstanding -
        7,044,634 and 6,954,366, respectively)                          70,446                      69,543
    Additional paid-in capital                                      20,603,498                  19,506,914
    Accumulated deficit                                               (184,212)                 (1,273,175)
    Unearned compensation                                             (118,109)                     (3,129)
                                                                 -------------             ---------------
                                                                    20,371,623                  18,300,153
                                                                    ----------                  ----------

                                                                   $23,482,687                 $20,787,075
                                                                    ==========                  ==========

The accompanying notes are an integral part of these statements.


                     Level 8 Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,



                                                                          1997                    1996                      1995
                                                                          ----                    ----                      ----
REVENUE
    Consulting and service                                           $10,170,622           $  5,521,050                $  2,951,880
    Software                                                           4,354,112              1,485,017                           -
    Other                                                                155,254                265,535                      59,971
                                                                   -------------           ------------              --------------
                                                                      14,679,988              7,271,602                   3,011,851
                                                                   -------------            -----------              --------------
COST OF REVENUE
    Consulting and service                                             4,995,133              3,055,840                   2,098,132
    Software                                                           2,638,479              1,421,669                           -
    Other                                                                 39,966                 38,885                      53,755
                                                                   -------------          -------------              --------------
                                                                       7,673,578              4,516,394                   2,151,887
                                                                   -------------            -----------              --------------
GROSS MARGIN                                                           7,006,410              2,755,208                     859,964
                                                                   -------------            -----------              --------------
OPERATING EXPENSES
    Selling, general and administrative                                5,435,346              3,497,527                   1,171,348
    Amortization of goodwill                                             432,422                421,971                     320,827
                                                                   -------------           ------------              --------------
                                                                       5,867,768              3,919,498                   1,492,175
                                                                                           ------------
OPERATING INCOME (LOSS) BEFORE GAIN
   (LOSS) ON SALE OF BUSINESSES                                        1,138,642            (1,164,290)                   (632,211)
    Gain on sale of business                                              60,278                       -                       -
                                                                   -------------           ------------
OPERATING INCOME (LOSS)                                                1,198,920            (1,164,290)                   (632,211)
                                                                   -------------           ------------              --------------
OTHER INCOME (EXPENSE)
    Interest income                                                      409,792                170,031                     121,729
    Interest expense                                                    (19,905)               (25,126)                    (14,575)
                                                                   -------------            ------------             --------------
                                                                         389,887                144,905                     107,154
                                                                                           ------------              --------------
INCOME (LOSS) BEFORE INCOME TAXES                                      1,588,807            (1,019,385)                   (525,057)
INCOME TAX EXPENSE (BENEFIT)                                             552,700              (174,100)                    (95,800)
                                                                                             ---------               --------------
INCOME (LOSS) OF CONTINUING
    OPERATIONS                                                         1,036,107              (845,285)                   (429,257)
                                                                   -------------              ---------

DISCONTINUED OPERATIONS
    Income (loss) on discontinued operations, net
       of income tax expense of  $138,200, $26,400
       and $374,500                                                       52,856               (40,051)                   1,047,306
    Loss on the sale of discontinued operation, net
       of income tax expense of $0                                          -               (1,484,061)                        -
                                                                   -------------           ------------
                                                                          52,856            (1,524,112)                   1,047,306
                                                                   -------------
NET INCOME (LOSS)                                                   $  1,088,963         $  (2,369,397)               $     618,049
                                                                     ===========          ============                 ============

NET INCOME (LOSS) PER COMMON SHARE-
   BASIC
      Continuing Operations                                       $.15                   $(.14)                    $(.10)
      Discontinued Operations                                      .01                    (.25)                      .24
                                                                  ----                    -----                     ----
Total                                                             $.16                   $(.39)                     $.14
                                                                  ====                   ======                     ====
NET INCOME (LOSS) PER COMMON SHARE-
     DILUTED
      Continuing Operations                                       $.13                   $(.14)                    $(.10)
      Discontinued Operations                                      .01                    (.25)                      .24
                                                                  ----                    ----                      ----
Total                                                             $.14                   $(.39)                     $.14
                                                                  ====                    -----                     ====

The accompanying notes are an integral part of these statements.


                     Level 8 Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                               SHAREHOLDERS' EQUITY
                 Years ended December 31, 1997, 1996 and 1995


                                                                                                        Foreign
                                                             Additional    Retained                     currency
                                      Common stock            paid-in      earnings     Unearned      translation
                                   Shares       Amount        capital      (deficit)   compensation   adjustments         Total
                                   ------       ------        -------      ---------   ------------   -----------         -----
Balance at December 31, 1994     3,009,119    $16,710     $       --      $ 478,173     $     --        $ (5,154)   $   489,729
Recapitalization                        --     10,179        (10,179)            --           --              --             --
Common stock issued:
    Prior to initial public
       offering                    394,315      3,943        521,057             --           --              --        525,000
    Level 8 Technologies
       acquisition                 525,159      5,252      1,570,225             --           --              --      1,575,477
    Conversion of loan from
       related company to equity   471,264      4,713      2,045,287             --           --              --      2,050,000
    Initial public offering      1,430,000     14,300      5,913,063             --           --              --      5,927,363
    Conversion of minority
       common shares of
       ProfitKey                    91,344        913        273,119             --           --              --        274,032
    Stock options                    1,209         12            988             --           --              --          1,000
    Other                           19,801      3,400             --             --           --              --          3,400
Common stock repurchased           (19,801)      (198)        (3,202)            --           --              --         (3,400)
Net income                              --         --             --        618,049           --              --        618,049
Unearned compensation related           --
    to issuance of stock options                   --         68,285             --      (68,285)             --             --
Adjustment of unearned
   compensation                         --         --         (7,341)            --       34,962              --         27,621
Foreign currency translation
   adjustment                           --         --             --             --           --          10,264         10,264
                                ----------     ------     ----------      ---------    ---------          ------      ---------
Balance at December 31, 1995     5,922,410     59,224     10,371,302      1,096,222      (33,323)          5,110     11,498,535
Common stock issued:
    Candle Corporation             246,800      2,468      2,607,274             --           --              --      2,609,742
    Public offering                705,000      7,050      6,470,147             --           --              --      6,477,197
    Stock options                   80,156        801         58,191             --           --              --         58,992
Net loss                                --         --             --     (2,369,397)          --              --     (2,369,397)
Adjustment of unearned
   compensation                         --         --             --             --       30,194              --         30,194
Foreign currency translation            --                        --
   adjustment                           --                        --                          --          (5,110)        (5,110)
                                ----------     ------     ----------     ----------      -------         -------   ------------
Balance at December 31, 1996     6,954,366     69,543     19,506,914     (1,273,175)      (3,129)             --     18,300,153

Stock options and warrants (net     90,268        903        506,549             --           --              --        507,452
   of 29,546 shares surrendered)
Additional public offering costs        --         --       (137,365)            --           --              --       (137,365)
Net income                              --         --             --      1,088,963           --              --      1,088,963
Unearned compensation related
    to issuance of nonemployee
    stock options                       --         --        263,400             --     (263,400)             --             --
Adjustment of unearned
   compensation                         --         --             --             --      148,420              --        148,420
Tax benefit from stock plans            --         --        464,000             --           --              --        464,000
                                ----------     ------     ----------     ----------    ---------      ----------
Balance at December 31, 1997     7,044,634    $70,446    $20,603,498     $ (184,212)   $(118,109)  $          --    $20,371,623
                                 =========     ======     ==========    ===========     ========    ============     ==========


The accompanying notes are an integral part of these statements.


                     Level 8 Systems, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,


                                                                                    1997                 1996               1995
                                                                                    ----                 ----               ----

Cash flows from operating activities
    Net income (loss)                                                          $ 1,088,963          $ (2,369,397)     $    618,049
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
           (Income) loss from discontinued operations                              (52,856)               40,051        (1,047,306)
           Depreciation                                                            228,394                35,979            22,842
           Amortization                                                            559,372               421,971           320,827
           (Gain) loss on sale of businesses                                       (60,278)            1,484,061                --
           Deferred income taxes                                                   280,600                89,700           (19,800)
           Nonemployee stock options expense                                       120,291                    --                --
           Accrued interest income                                                      --                    --           (45,190)
           Changes in operating assets and liabilities, exclusive
               of those arising from business acquisitions and sales
                Accounts receivable                                             (4,044,286)           (1,804,053)         (456,126)
                Income taxes                                                       675,473              (518,071)          (88,635)
                Inventory                                                         (336,310)                4,000            (4,000)
                Prepaid expenses and other assets                                 (251,702)              (83,221)          (58,718)
                Deposits and deferred costs                                       (242,707)              (18,088)          (21,527)
                Accounts payable                                                 1,073,206               710,698            80,875
                Accrued expenses                                                  (104,685)              219,107            88,189
                Customer deposits                                                   29,687                    --                --
                Deferred revenue                                                    12,500                    --                --
               Change in net assets of discontinued operations                     507,485               726,247         1,575,121
                                                                               -----------           -----------         ---------

         Net cash provided by (used in) operating activities                      (516,853)           (1,061,016)          964,601
                                                                               -----------           -----------       -----------

Cash flows from investing activities
    Purchase of marketable securities                                           (1,998,128)            (6,524,758)      (1,999,772)
    Redemption of marketable securities                                          8,522,886              2,044,962               --
    Purchases of property and equipment                                           (516,265)              (412,485)        (301,109)
    Software development costs                                                  (1,155,848)            (1,182,010)        (203,484)
    Employee advances (repayments)                                                      --              (101,824)           (9,033)
    Proceeds from sale of businesses                                                65,000                156,667               --
    Cost of acquisitions                                                                --                     --       (2,151,302)
    Cash acquired in acquisitions                                                       --                     --            5,669
    Change in net assets of discontinued operations                               (887,998)            (1,191,863)      (1,149,336)
                                                                               -----------            -----------    -------------

         Net cash provided by (used in) investing activities                     4,029,647            (7,211,311)       (5,808,367)
                                                                               -----------            -----------       -----------


                     Level 8 Systems, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            Years ended December 31,


                                                                                    1997                  1996             1995
                                                                                    ----                  ----             ----
Cash flows from financing activities
    Proceeds from issuance of common stock                                              --           $10,469,800       $ 8,393,400
    Cost of issuance of common stock                                           $  (137,365)           (1,382,861)       (1,937,637)
    Proceeds from exercise of stock options                                        507,452                58,992             1,000
    Repurchase of common stock                                                          --                    --            (3,400)
    Payments on loans from related companies                                      (122,918)             (118,141)         (907,325)
    Loans from related companies                                                        --                    --         1,513,007
    Payments on long-term debt                                                      (9,239)               (9,613)          (18,008)
    Proceeds from long-term debt                                                        --                    --            52,740
    Change in net assets of discontinued operations                                 (6,701)              (38,619)          (44,687)
                                                                                ----------            ----------         ---------

         Net cash provided by financing activities                                 231,229             8,979,558         7,049,090
                                                                                ----------            ----------        ----------

         NET INCREASE IN CASH AND
             CASH EQUIVALENTS                                                    3,744,023               707,231         2,205,324

Cash and cash equivalents at beginning of year                                   3,318,252             2,611,021           405,697
                                                                                ----------           -----------       -----------

Cash and cash equivalents at end of year                                       $ 7,062,275          $  3,318,252       $ 2,611,021
                                                                                ==========           ===========        ==========

Supplemental disclosures of cash flow information Cash paid during the year for:
       Interest                                                                 $   19,905        $       25,121        $   14,575
       Income taxes                                                                 10,610                92,297           315,712

Supplemental disclosures of noncash financing and
    investing activities
       Acquisitions of Level 8 Technologies (Note B)
           Cost of net assets acquired                                                  --                    --         3,575,477
           Additional direct costs                                                      --                    --           151,302
           Common stock issued                                                          --                    --        (1,575,477)
                                                                                ----------           -----------       -----------

         Cash cost of acquisition                                                       --                    --         2,151,302

       Financed the sale of a subsidiary                                                --                73,333                --
       Converted loans from related companies into
           471,264 shares of common stock                                               --                    --         2,050,000
       Computer equipment acquired through capital lease                            60,318                    --                --
       Deferred unearned compensation related to
           issuance of nonemployee stock options                                    25,000                    --                --





The accompanying notes are an integral part of these statements.


                     Level 8 Systems, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995



NOTE A - DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

      1.   The Company

           Level 8  Systems,  Inc.  (Level 8)  develops  and  sells  proprietary vertical application software packages and provides software consulting and support services to customers located primarily in the United States and Canada. Level 8 Technologies, Inc. (Level 8 Technologies), a wholly-owned subsidiary, specializes in transactional messaging middleware and distributed object technology. Level 8 Technologies provides consulting services to the financial services industry and to computer hardware and software providers, and has begun to package portions of its distributed objects for sale to the financial services industry. Level 8 Technologies also sells third-party software through licensing agreements. ProfitKey International, Inc. (ProfitKey), a wholly-owned subsidiary, provided computer consulting services and sold turnkey manufacturing resource planning (MRP II) and scheduling software packages to manufacturing companies. ProfitKey was sold in 1998. Bizware Computer Systems (Canada) Inc. (Bizware), a wholly-owned subsidiary until its sale on September 9, 1996, sold software packages that provided cost information used by the petroleum and retail industries to manage and control individual retail outlets and groups of outlets.
           ProfitKey and Bizware are reported as discontinued operations.

           Liraz   Systems  Ltd.   and  its   wholly-owned   subsidiaries   own
           approximately 52% of Level 8's common stock at December 31, 1997.

           All disclosures relate to continuing operations unless otherwise stipulated.

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

   10.     Excess of Cost Over Net Assets Acquired

           The excess of the purchase price and related costs over the fair value of the net assets of businesses acquired (goodwill) is amortized on a straight-line basis. The goodwill related to the Level 8 Technologies acquisition is amortized over seven years and that related to the Bizware acquisition was over ten years. The remaining Bizware goodwill was written off when Bizware was sold. The Company periodically assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. Accumulated amortization of goodwill was $1,160,423 and $738,450 at December 31, 1997 and 1996, respectively.

   11.     Software Development Costs

           The Company capitalizes qualifying software development costs after having established technological feasibility and ends capitalization when the product is available for release to customers, consistent with Statement of Financial Accounting Standards (SFAS) No. 86. The Company amortizes such costs over a three-year period or the expected useful life of the product, whichever is shorter. Development costs which are principally attributable to enhancements and modifications of existing products, and which are expected to provide little or no future revenue, are charged to current period operations. Accumulated amortization was $121,248 at December 31, 1997. Amortization of in-process software development costs totaling $1,742,063 has not begun as of December 31, 1997.

   12.     Accounting for Stock-Based Compensation

           The Company accounts for employee stock options under Accounting Principles Board Opinion (APB) No. 25 and provides the pro forma disclosures required by SFAS No. 123.

   13.     Net Income (Loss) Per Common Share

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

   14.     Research and Development Costs

           Research and development costs are expensed when incurred. Research and development expenses were approximately $1,057,468 and $530,541 for the years ended December 31, 1997 and 1996, respectively.

   15.     Advertising Expenses

           The Company expenses advertising costs as incurred. Sales brochures and materials are carried as prepaid expenses until they are consumed or determined to be obsolete. Advertising expenses were approximately $357,843, $154,434, and $45,366 for the years ended December 31,
           1997, 1996 and 1995, respectively.

   16.     Reclassifications

           Certain reclassifications were made to the 1996 and 1995 financial statements to conform with the 1997 presentation, and other reclassifications were made for all years to separately present discontinued operations.

   17.     Recent Accounting Pronouncement

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

   18.     Deferred Costs

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

      The cost was allocated as follows:


Cash                                                    $       5,669
Accounts receivable                                         1,826,602
Property and equipment                                         53,626
Excess of cost over net assets acquired                     2,828,391
Accounts payable and accrued expenses                        (586,811)
Other liabilities, primarily deferred income taxes           (552,000)
                                                          -----------

Cost of net assets acquired                                $3,575,477

NOTE C - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                        1997                            1996
                                        ----                            ----

Computer equipment                  $  956,894                     $   501,307
Furniture                              239,776                         208,528
Office equipment                       173,658                         144,242
Leasehold improvements                  50,909                          50,909
                                   -----------                     -----------

                                     1,421,237                         904,986

Less accumulated depreciation          447,490                         219,110
                                    ----------                     -----------
                                    $  937,747                     $   685,876
                                     =========                      ==========


NOTE D - ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                          1997                       1996
                                          ----                       ----

 Accrued compensation                   $  81,837                 $   54,290
 Accrued professional fees                 16,928                     78,686
 Accrued cost on sale of subsidiary       125,481                    143,000
 Other accrued expenses                        -                      52,955
                                          -------                   --------

                                        $ 224,246                 $  328,931
                                          =======                    =======


NOTE E - LONG-TERM DEBT

      Long-term debt consists of three equipment obligations with interest between 11.8% and 18.4%. Future maturities of long-term debt for the years ending December 31 are as follows: 1998 - $7,170; 1999 - $9,075; 2000 -
      $6,443.


NOTE F - TRANSACTIONS WITH RELATED COMPANIES

      The Company has a note payable to Liraz Systems, Ltd. (Liraz) due in equal quarterly installments of $34,822, including interest at 4%. Interest expense on the loan for the years ended December 31, 1997, 1996, and 1995 was $16,540, $21,132, and $12,319, respectively.

      Future maturities of the loan are as follows:


                   Year                          Amount
                   1998                        $128,000
                   1999                         133,177
                   2000                          68,574
                                                -------
                                               $329,751

      The Company sold a software license to Liraz for $160,000 in 1997.

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

      In addition, the Company will pay $1,300,000 to Liraz, reflecting Liraz's expenses incurred in developing the Program. This amount is payable in three installments as follows:


           February 16, 1998       $500,000
           February 16, 1999        400,000              + 8% interest
           February 16, 2000        400,000              + 8% interest
                                   --------
                                 $1,300,000

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

           On April 3, 1995, minority common shares of ProfitKey totaling 1,254,725 were converted into 91,344 common shares of Level 8 at an exchange rate of 13.74 shares of ProfitKey stock for one share of Level 8 stock. The effect of the conversion increased net assets on discontinued operations by $238,854, common stock by $913 and additional paid-in capital by $273,119, and reduced minority interest by $35,178.

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

           Options granted vest at varying periods up to five years and expire in ten years.

           Stock option activity during the years ended December 31, 1997, 1996 and 1995, was as follows:



                                                1997                        1996                               1995
                                     ----------------------        --------------------------        ------------------------

                                                   Weighted-                        Weighted-                       Weighted-
                                                    average                           average                          average
                                                    exercise                        exercise                          exercise
                                      Options         price          Options           price           Options           price

Outstanding, beginning of year        783,155       $  7.31          489,678           $4.23                -                -

Granted                               444,500          8.14          496,620            9.74          432,459            $4.70
ProfitKey options converted                 -             -                -               -           72,742              .69
Exercised                             (91,646)         7.01          (80,156)            .73           (1,209)             .69
Forfeited                             (45,705)        11.38         (122,987)           9.10          (14,314)             .90
                                    ---------                       --------                         --------

Outstanding, end of year            1,090,304       $  7.51          783,155           $7.31          489,678            $4.23
                                    =========        ======          =======            ====          =======             ====


                                                 1997                                   1996                           1995
                                    -------------------------       ----------------------------      ------------------------
                                                    Weighted-                        Weighted-                       Weighted-
                                                     average                          average                          average
                                      Options         fair           Options           fair           Options           fair
                                      granted        value           granted           value          granted           value

Weighted average grant
   date fair value
     Option price less than
        stock price                         -             -          187,420           $6.36          275,300            $3.88
     Option price equals
        stock price                   444,500         $9.35          309,200            7.15          229,901             1.80
                                      -------       -------          -------                          -------

                                      444,500         $9.35          496,620           $6.85          505,201            $2.93
                                      =======                        =======                          =======


           Options  outstanding  and exercisable as of December 31, 1997, are as follows:


                                                  Options outstanding                                 Options exercisable
                                                  -------------------                                 -------------------

                                                          Weighted-                                                     Weighted-
                                                           average             Remaining                                 average
Range of exercise                                         exercise            contractual                                exercise
prices                                Options               price              life-years           Options               price
-----------------                     -------               -----              ----------           -------               -----

$  .69 to $ 1.37                       41,374                 $1.24                 7.0              26,426               $1.26
$ 5.00 to $ 5.75                      291,220                  5.36                 7.4             239,346                5.30
$ 8.29 to $12.23                      566,176                  8.90                 9.2             210,364                8.96
$14.73 to $16.03                      191,534                  8.00                 9.8              63,844                8.00
                                    ---------                                                      --------

$    .69 to $16.03                  1,090,304                 $8.31                 8.7             539,980               $7.39
                                    =========                                                       =======


If the Company recognized compensation expense based on the fair value at the grant dates for options under the Plan, consistent with the method prescribed by Statement of Financial Accounting Standards No.

123, net income (loss) and per share disclosures would change to the pro forma amounts below:


                                                    1997                             1996                        1995
                                              --------------------           -----------------------      ---------------

Net income (loss)
    As reported                                 $1,088,963                       $(2,369,397)                  $618,049
                                                 ---------

    Pro Forma                                     $820,789                       $(3,524,984)                  $107,698
                                                  --------

Net income (loss) per common
share
    As reported
         Basic                                        $.16                           $(.39)                         $.14
                                                      ----
        Diluted                                       $.14                           $(.39)                         $.14
                                                      ----

    Pro forma
        Basic                                        $(.12)                          $(.58)                         $.02
                                                     ------
        Diluted                                      $(.11)                          $(.58)                         $.02
                                                     ------


The fair value of stock options used to compute pro forma net income (loss) and per share disclosures is the estimated present value at grant date using the Black-Scholes Option-Pricing model with the following weighted-average assumptions:


                                                    1997                      1996                      1995
                                                    ----                      ----                      ----

           Risk-free interest rate                  6.05%                     6.44%                     6.32%
           Expected life                            5 years                   5 years                   5 years
           Expected volatility                      77%                       75%                       68%
           Expected dividend rate                   0%                        0%                        0%



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

      On September 9, 1996, the Company sold Bizware for $230,000, resulting in a loss on the sale of $1,484,061. The disposition of Bizware was accounted for as a discontinued operation. The sales price consisted of $120,000 in cash and $110,000 due in six equal monthly installments through March 1997. In connection with the sale, the Company wrote off goodwill of $999,126, software development costs of $501,665, property and equipment of $78,877, and other costs were accrued or expended in connection with the sale totaling $134,933.

           On April 6, 1998, the Company sold substantially all assets and operations of its wholly owned subsidiary, ProfitKey. The disposition of ProfitKey was accounted for as a discontinued operation. The Company received $463,615 at the closing and a $2,000,000 note from the buyer.

           Revenue from discontinued operations is as follows:

                   1997                           $5,542,292
                   1996                            5,803,736
                   1995                            7,127,173

           The components of net assets (liabilities) of discontinued operations is as follows


                                                                             1997                      1996
                                                                             ----                      ----

Cash                                                                       $184,417                  $212,850
Accounts receivable                                                         699,947                   566,505
Inventory                                                                   123,856                   143,874
Prepaid expenses                                                            126,029                    91,649
Property and equipment                                                      343,175                         -
Service contracts acquired, net                                           1,689,932                         -
Software development costs, net                                           1,885,354                         -
Deposits and deferred costs                                                   4,067                         -
Deferred income taxes                                                       633,000                   480,800
Accounts payable and accrued expenses                                     (518,331)                 (477,725)
Customer deposits and deferred revenue                                  (1,540,538)               (1,552,962)
Current and long-term debt                                                 (53,616)                         -
                                                                           --------                  --------

Current net assets (liabilities) of discontinued
    operations                                                           $3,577,292                $(535,009)
                                                                         ==========                ==========

Property and equipment, net                                      $                -                $  272,234
Service contracts acquired, net                                                   -                 1,834,469
Software development costs, net                                                   -                 1,543,582
Deposits and deferred cost, net                                                   -                     3,833
Deferred income taxes                                                             -                    20,700
                                                                    ---------------
Noncurrent net assets of discontinued operations                 $                -                $3,674,818
                                                                   ================                ==========



NOTE I - INCOME TAXES

      Income tax expense (benefit) consists of the following:


                                        1997                   1996                         1995
                                        ----                   ----                         ----

Current
    Federal                            $238,900           $  (246,800)                   $ 12,000
    State                                42,200               (43,500)                      5,500
                                         ------

                                        281,100              (290,300)                     17,500
                                        -------

Deferred
    Federal                             230,800                 98,800                   (96,300)
    State                                40,800                 17,400                   (17,000)
                                         ------

                                        271,600                116,200                  (113,300)
                                        -------

                                       $552,700             $(174,100)                 $ (95,800)
                                        =======              ========                   =========




Income taxes  receivable  increased  by the  $464,000  tax benefit  derived from nonqualified stock option transactions, which was credited directly to additional paid-in capital. The benefit is the tax effected difference between the market value of the stock issued at the time of exercise and the option price.

Income tax expense (benefit) reconciled to the statutory federal income tax rate is as follows:


                                                                        1997                  1996                     1995
                                                                        ----                  ----                     ----
Tax at statutory Federal rate - 34%:
  Continuing Operations                                                $540,200          $(346,600)                  $(178,500)
  Loss on sale of discontinued operation                                      -           (468,500)
  Discontinued Operations                                                65,000            (40,700)                    488,600

State taxes, net of Federal tax benefit                                  97,400                 300                     17,900
Effect of foreign tax rates and credits                                       -               7,500                   (126,100)
Change in deferred tax asset
    valuation allowance                                               (303,600)             381,000                   (129,000)
Rate differences                                                              -              14,900                     38,800
Nondeductible goodwill amortization                                     197,300             181,500                    159,100
Nondeductible expenses                                                   34,200              14,200                      7,600
Nondeductible loss on sale of foreign subsidiary                              -             106,100                          -
Other                                                                    60,400               2,600                        300
                                                                      ---------

                                                                       $690,900          $(147,700)                  $ 278,700
                                                                       ========

Allocated as follows:
  Continuing operations                                                $552,700          $(174,100)                   $(95,800)
  Sale of discontinued operation                                              -                   -                          -
  Discontinued operations                                               138,200              26,400                    374,500







Significant components of the net deferred tax asset (liability) are as follows:

                                                                1997                                    1996
                                                ------------------------------------       ----------------------------


                                                      Current         Long-term             Current         Long-term

Deferred tax assets
    Allowance for uncollectible
       accounts receivable                           $ 174,400                -            $ 80,000                  -
    Accrued expenses not currently
       deductible for tax purposes                      11,700                -              15,200                  -
    Deferred revenue                                     8,300                -            (30,000)                  -
    Loss carryforwards                                  35,400        $ 399,300              35,200          $ 715,800
    Unearned compensation                                  -             72,400                -                22,000
                                                  ------------
                                                       229,800          471,700             100,400            737,800
                                                      --------
Deferred tax liabilities
    Depreciation and amortization                            -         (930,500)                   -          (476,500)
    Change from cash to accrual
       basis                                            (3,200)          (3,200)             (6,400)            (6,500)
                                                    ----------         --------          ----------         ----------
                                                        (3,200)        (933,700)             (6,400)          (483,000)
                                                    ----------         --------          ----------           --------
Deferred tax asset valuation
  allowance                                           (321,000)               -            (243,600)          (381,000)
                                                      --------
Net deferred tax (liability)                         $ (94,400)       $(462,000)         $ (149,600)         $(126,200)
                                                     =========         ========           ==========          ========


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

NOTE J - NET INCOME (LOSS) PER SHARE

   Net income (loss) per share is computed as follows:


                                                                                     Year ended December 31,
                                                                                     -----------------------

                                                      1997                      1996                      1995
                                                      ----                      ----                      ----
Net income(loss)(numerator)
    Continuing operations                         $ 1,036,107              $(845,285)             $   (429,257)
    Discontinued operations                            52,856             (1,524,112)                1,047,306
                                                       ------

                                                   $1,088,963            $(2,369,397)                 $618,049
                                                   ==========
Net income (loss) per common share-
  basic
    Weighted average shares outstanding
       (denominator)                                6,992,398              6,076,103                 4,314,106
                                                    =========

    Per share amount
          Continuing operations                          $.15                  $(.14)                    $(.10)
          Discontinued operations                         .01                   (.25)                      .24
                                                          ---
    Total                                                $.16                  $(.39)                     $.14
                                                         ====
Net income (loss) per common share -
    assuming dilution
       Weighted average shares outstanding -
             basic                                  6,992,398              6,076,103                 4,314,106
       Options and warrants                           568,686                      -                    88,898
                                                 ------------
     Total (denominator)                            7,561,084              6,076,103                 4,403,004
                                                    =========

    Per share amount
          Continuing operations                          $.13                  $(.14)                    $(.10)
          Discontinued operations                         .01                   (.25)                      .24
                                                          ---
    Total                                                $.14                  $(.39)                     $.14
                                                          ===                   ====                       ===


Options and warrants to purchase shares of common stock were outstanding and not included in the computation of per share amounts assuming dilution due to the following:



                                                                             Year ended December 31,

                                                                      1997             1996              1995
                                                                      ----             ----              ----

Antidulutive shares due to loss                                          -        1,039,343                  -
Exercise prices were greater than the
    average market price of the common shares                       66,742                -                  -


NOTE K - COMMITMENTS

      1.   Operating Leases

           The Company has facilities operating lease agreements expiring through November 2000. The leases provide for base monthly rents plus an adjustment based on the increase in operating expenses or lessor's property taxes over the base amounts, as defined in the leases. Certain of these leases contain renewal options. Rent expense was approximately $378,000, $279,000 and $147,000 for 1997, 1996, and
           1995, respectively.

           Approximate future minimum lease payments are as follows:


                         Year                      Amount

                         1998                    $293,000
                         1999                     212,000
                         2000                     128,000
                                                  -------
                                                 $633,000

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


NOTE M - FOREIGN OPERATIONS AND SIGNIFICANT CUSTOMERS

      There were no foreign operations in 1997. Foreign operations for 1996 and 1995 consisted of the discontinued Bizware subsidiary sales which were to customers located in North America. Revenue and operating income (loss) relating to foreign operations were $363,200 and ($350,000), respectively, for the year ended December 31, 1996, and $1,405,900 and $581,900, respectively, for the year ended December 31, 1995. There were no identifiable assets at December 31, 1996 and $706,600 of identifiable assets at December 31, 1995.

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


NOTE N - SUBSEQUENT EVENTS

      Pending Acquisition

      On February 27, 1998, the Company has signed a contract to acquire Momentum Software Corporation ("Momentum") in a stock transaction. Momentum is a privately held independent software vendor. Under the terms of the agreement, Momentum shareholders will receive 544,866 common shares of Level 8 stock and warrants for 200,000 shares as well as certain contingent consideration based on the value of Level 8 stock. This transaction will be recorded as a purchase for financial reporting purposes.


NOTE O - FOURTH QUARTER ADJUSTMENTS

      During the fourth quarter of 1997, the Company increased its allowance for doubtful accounts by $275,000 and recorded compensation expense of approximately $120,000 for options issued to a consultant.

NOTE P - EVENTS SUBSEQUENT TO THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS (UNAUDITED)

      As disclosed in Note H, the Company sold its wholly-owned subsidiary, ProfitKey. The purchase price is subject to adjustment to reflect any working capital from a specified amount. The buyer has notified the Company that it believed there was a variance of $1,466,444, which would require a reduction in the purchase price of that amount. Based on information available to the Company at this time, Management believes that an adjustment, if any, is not determinable and should not have a material adverse effect on the Company. In connection with the sale, in 1998, the Company recorded a loss from the discontinued operation of approximately $1.3 million before a tax benefit of $270,000.

Item 14. (a)2.  Financial Statement Schedule

SCHEDULE II

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS



                 Column A                        Column B                      Column C               Column D          Column E
                 --------                        --------                      --------               --------          --------
                                                                              Additions
                                                                --------------------------------------
                                              Balance at       Charged to                                                Balance at
                                              Beginning         Costs and       Charged to Other       Deductions-         End of
                Description                   of Period         Expenses        Accounts-Describe      Describe(1)         Period
                                           ----------------  ---------------  --------------------- ----------------- --------------



Year ended December 31, 1995
Deducted from asset accounts:
     Allowance for doubtful accounts       $        -          $      50,823  $          -          ($      29,823)$        21,000
                                           ================  ===============  ===================== ================= ============

Year ended December 31, 1996
Deducted from asset accounts:
     Allowance for doubtful accounts        $        21,000     $    179,000  $          -           ($        2,600)   $  197,400
                                           ================  ===============  ===================== ================= ============

Year ended December 31, 1997
Deducted from asset accounts:
     Allowance for doubtful accounts         $      197,400        $ 335,300  $           -           ($      98,800)   $  433,900
                                           ================  ===============  ======================================= ============


(1) Uncollectible accounts written off, net of recoveries.


Item 14. (c)  Exhibits

      23.1           Consent of Grant Thornton LLP
      23.2           Consent of Lurie, Besikof, Lapidus & Co., LLP






                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Level 8 Systems, Inc.


                                             By:    /s/ Arie Kilman
                                                    ----------------------------
                                                    Arie Kilman
                                                    Chief Executive Officer and
                                                    Chairman of the Board

Dated:  September 11, 1998