Form 10-Q
period 1998-09-30
LEVEL 8 SYSTEMS
filed 1998-11-13
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from                       to


                         Commission File Number 0-26392


                             LEVEL 8 SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW YORK                                     11-2920559
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S Employer Identification
            or organization)                                Number)


1250 Broadway, 35th Floor, New York, New York                  10001
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (212) 244-1234
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO
                                        ---      ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

7,639,822 common shares, $.01 par value, were outstanding as of October 31, 1998.

                              LEVEL 8 SYSTEMS, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION                                             Page #

   Item 1. Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997                                               3

      Condensed Consolidated Statements of Operations for the
         nine months ended September 30, 1998 and 1997                       4

      Condensed Consolidated Statements of Operations for the
         three months ended September 30, 1998 and 1997                      5

      Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997                       6

      Notes to Condensed Consolidated Financial Statements                 7-8

   Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9-11

Part II. OTHER INFORMATION                                                  12

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,      December 31,
                   ASSETS                                                1998               1997
                   ------                                           --------------      ------------

CURRENT ASSETS
    Cash and cash equivalents                                          $ 3,536,866        $ 7,062,275
    Accounts receivable, net                                             9,264,045          6,455,041
    Income taxes receivable                                                      -            405,525
    Inventory                                                                    -            336,310
    Prepaid expenses and other assets                                    1,389,148            421,235
    Net assets from discontinued operation                               1,770,321          3,577,292
    Deferred income taxes                                                1,324,725                  -
                                                                       -----------        -----------
      TOTAL CURRENT ASSETS                                              17,285,105         18,257,678
                                                                       -----------        -----------

PROPERTY AND EQUIPMENT, NET                                              1,547,280            973,747
                                                                       -----------        -----------

OTHER ASSETS
    Excess of cost over net assets acquired, net                         2,154,051          1,793,375
    Software development costs, net                                      3,035,290          2,167,980
    Deposits and other                                                     268,865            289,907
                                                                         5,458,206          4,251,262
                                                                       -----------        -----------
                                                                       $24,290,591        $23,482,687
                                                                       ===========        ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES
    Current maturities of loan from related company                    $   594,074        $   127,964
    Current maturities of long-term debt                                    26,532              7,169
    Accounts payable                                                     1,425,025          1,935,792
    Accrued expenses                                                       274,137            224,246
    Due to related company                                                 211,987                  -
    Customer deposits                                                        2,743             29,687
    Deferred revenue                                                     4,460,481             12,500
    Deferred income taxes                                                        -             94,400
                                                                       -----------        -----------
       TOTAL CURRENT LIABILITIES                                         6,994,979          2,431,758
                                                                       -----------        -----------

OTHER LIABILITIES
    Long term debt, net of current maturities                               85,300             15,518
    Loan from related company, net of current maturities                 1,038,444            201,788
    Deferred income taxes                                                  353,200            462,000
                                                                       -----------        -----------
                                                                         1,476,944            679,306
                                                                       -----------        -----------
SHAREHOLDERS' EQUITY
    Preferred stock                                                              -                  -
    Common stock                                                            76,398             70,446
    Additional paid-in-capital                                          28,362,299         20,603,498
    Accumulated deficit                                                (12,501,920)           184,212)
                                                                       -----------        -----------
    Unearned compensation                                              (   118,109)       (   118,109)
                                                                       -----------        -----------
                                                                        15,818,668         20,371,623
                                                                       -----------        -----------
                                                                       $24,290,591        $23,482,687
                                                                       ===========        ===========


See notes to condensed consolidated financial statements.


                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)



                                                                             1998                1997
   REVENUE
    Consulting and service                                              $  7,503,819        $ 6,659,460
    Software                                                               1,308,247          2,463,316
                                                                        -------------       -----------
    Other                                                                    642,861            155,254
                                                                        -------------       -----------
                                                                           9,454,927          9,278,030
COST OF REVENUE
    Consulting and service                                                 4,125,891          3,233,472
    Software                                                               1,020,648          1,132,541
    Other                                                                         -              36,916
                                                                           5,146,539          4,402,929
                                                                        -------------       -----------
GROSS MARGIN                                                               4,308,388          4,875,101
                                                                        -------------       -----------
OPERATING EXPENSES
    Development cost                                                       1,975,055            567,258
    Selling, general and administrative                                    5,315,184          2,909,411
    Depreciation and amortization of goodwill                                748,692            454,880
    Purchased research and development                                     6,510,000                  -
    Write off of capitalized software costs                                1,793,880                  -
                                                                        -------------       -----------
                                                                          16,342,811          3,931,549
                                                                        -------------       -----------
OPERATING INCOME (LOSS)                                                 ( 12,034,423)           943,552
                                                                        -------------       -----------
OTHER INCOME (EXPENSES)
    Interest income                                                          225,527            321,036
    Interest expense                                                    (     88,755)       (    15,319)
                                                                        -------------       -----------
                                                                             136,772            305,717
                                                                        -------------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                                        ( 11,897,651)         1,249,269
INCOME TAX EXPENSE (BENEFIT)                                            (    762,400)           422,900
                                                                        -------------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                ( 11,135,251)           826,369
DISCONTINUED OPERATION
    Income (loss) from discontinued operation, net of income
       taxes (benefit) of ($90,000) and $22,000, respectively           (    135,457)            67,083
    Loss on disposal, net of income tax benefit of $270,000, in 1998    (  1,047,000)                 -
                                                                        -------------       -----------
                                                                        (  1,182,457)            67,083
                                                                        -------------       -----------
NET INCOME (LOSS)                                                       ($12,317,708)       $   893,452
                                                                        =============       ===========
NET INCOME (LOSS) PER COMMON SHARE Basic Earnings Per Share:
       Income (loss) from continuing operations                         ($      1.50)       $       .12
       Income (loss) from discontinued operation                        (        .15)               .01
                                                                        -------------       -----------
          Net Income (Loss)                                             ($      1.65)       $       .13
                                                                        =============       ===========
    Diluted Earnings Per Share:
       Income (loss) from continuing operations                         ($      1.50)       $       .11
       Income (loss) from discontinued operation                        (        .15)               .01
                                                                        -------------       -----------
          Net Income (Loss)                                             ($      1.65)       $       .12
                                                                        =============       ===========
WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION
    Basic                                                                  7,447,952          6,978,095
    Diluted                                                                7,447,952          7,597,536

See notes to condensed consolidated financial statements.



                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                           1998               1997
REVENUE
    Consulting and service                                              $1,706,126         $2,675,864
    Software                                                               485,050            872,422
                                                                            85,674            110,000
                                                                        ----------         ----------
                                                                         2,276,850          3,658,286
                                                                        ----------         ----------
COST OF REVENUE
    Consulting and service                                               1,150,842          1,380,425
    Software                                                               551,203            106,232
    Other                                                                        -             (1,547)
                                                                        ----------         ----------
                                                                         1,702,045          1,485,110
                                                                        ----------         ----------
GROSS MARGIN                                                               574,805          2,173,176
                                                                        ----------         ----------
OPERATING EXPENSES
    Development cost                                                       614,817            283,989
    Selling, general and administrative                                  2,244,407          1,226,896
    Depreciation and amortization of goodwill                              283,752            154,874
                                                                        ----------         ----------
                                                                         3,142,976          1,665,759
                                                                        ----------         ----------
OPERATING INCOME (LOSS)                                                ( 2,568,171)           507,417
                                                                        ----------         ----------
OTHER INCOME (EXPENSES)
    Interest income                                                         71,428            111,890
    Interest expense                                                   (    49,428)        (    4,799)
                                                                        ----------         ----------
                                                                            22,000            107,091
                                                                        ----------         ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                                        (2,546,171)           614,508

INCOME TAX EXPENSE (BENEFIT)                                                     -            202,300
                                                                        ----------         ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                (2,546,171)           412,208

DISCONTINUED OPERATION
    Income (loss) from discontinued operation, net of income
       taxes (benefit)                                                           -              8,498
                                                                        ----------         ----------

NET INCOME (LOSS)                                                      ($2,546,171)        $  420,706
                                                                        ==========         ==========
NET INCOME (LOSS) PER COMMON SHARE Basic Earnings Per Share:
       Income (loss) from continuing operations                        ($      .33)        $      .06
       Income (loss) from discontinued operation                       (         -)                 -
                                                                        ----------         ----------
          Net Income (Loss)                                            ($      .33)        $      .06
                                                                        ==========         ==========

  Diluted Earnings Per Share:
       Income (loss) from continuing operations                        ($      .33)        $      .05
       Income (loss) from discontinued operation                       (         -)              -
                                                                        ----------         ----------
          Net Income (Loss)                                            ($      .33)       $       .05
                                                                        ==========         ==========

WEIGHTED AVERAGE SHARES USED IN PER SHARE CALCULATION
    Basic                                                                7,639,822          7,007,306
    Diluted                                                              7,639,822          7,642,389


See notes to condensed consolidated financial statements.


                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                                       1998                  1997
                                                                               --------------------   -------------------
OPERATING ACTIVITIES
    Net income (loss)                                                                 ($ 12,317,708)            $ 893,452
    Adjustments to reconcile net income (loss) to net
      cash used by continuing operating activities:
       Loss (income) from discontinued operation                                            135,457               (67,083)
       Loss on disposal of discontinued operation                                         1,047,000                    --
       Depreciation                                                                         874,534               133,907
       Amortization                                                                       1,057,341               402,588
       Purchased research and development costs                                           6,510,000                    --
       Write off of capitalized software costs                                            1,793,880                    --
       Deferred income taxes                                                            (1,167,925)               342,700
       Non-employee stock options expenses                                                       --               464,000
       Changes in operating assets and liabilities, exclusive of
         those arising from business acquisitions and sales:
          Accounts receivable                                                            (2,555,472)           (3,023,891)
          Income taxes receivable                                                           405,525                 2,739
          Inventory                                                                         336,310                    --
          Prepaid expenses and other assets                                                (915,976)             (270,876)
          Deposits and deferred costs                                                      (452,347)              (24,221)
          Accounts payable                                                                 (754,787)              (40,585)
          Due to related company                                                            211,987                    --
          Accrued expenses                                                                 (239,224)                   --
          Customer deposits                                                                 (26,944)               59,402
          Deferred revenue                                                                4,063,764                    --
                                                                                          ---------             ---------
             Net cash used by continuing operating activities                            (1,994,585)           (1,127,868)
                                                                                          ---------             ---------

NET CASH PROVIDED BY DISCONTINUED OPERATION                                                 264,514              (380,042)
                                                                                            -------               -------
INVESTING ACTIVITIES
    Purchases of marketable securities                                                           --            (1,998,128)
    Redemption of marketable securities                                                          --             6,497,273
    Purchases of property and equipment                                                  (1,273,935)             (211,645)
    Software development costs                                                             (723,017)             (838,588)
    Net cash received from acquisitions                                                     362,263                    --
                                                                                          ---------             ---------
             Net cash provided (used) by investing activities                            (1,634,689)            3,448,912
                                                                                          ---------             ---------
FINANCING ACTIVITIES
    Payments on long-term debt                                                              (63,344)              (98,832)
    Proceeds from long-term debt                                                           (156,494)                   --
    Proceeds from exercise of stock options                                                  59,189               164,974
    Additional public offering costs                                                             --              (137,365)
                                                                                            -------               -------
             Net cash used by financing activities                                         (160,649)              (71,223)
                                                                                            -------                ------

NET INCREASE (DECREASE) IN CASH AND CASH                                                 (3,525,409)            1,869,779
EQUIVALENTS

CASH AND CASH EQUIVALENTS

    Beginning of Period                                                                   7,062,275             3,318,252
                                                                                          ---------             ---------
    End of Period                                                                        $3,536,866            $5,188,031
                                                                                          =========             =========

See notes to condensed consolidated financial statements.

                     LEVEL 8 SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation -

     In the opinion of the Company, these unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the three and six months ended September 30, 1998 and 1997. The results of operations and cash flows for the three and six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998, or any other period. For further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997.

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

     The acquisition of Momentum is as follows:

           Fair value of assets acquired             $9,633,361
           Reimbursable costs                        (  275,200)
           Additional direct costs                   (  473,389)
           Liabilities assumed                       (1,002,597)
           Stock and warrants                        (7,807,175)
                                                     ----------
                                                         75,000

           Cash acquired                             (  437,263)
           Net cash received from acquisition        ($ 362,263)
                                                     ===========

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

                      LEVEL 8 SYSTEMS, INC AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Overview

     General. For the three months ended September 30, 1998, the Company's revenue was $2,278,000, a decrease of 38% from $3,658,000 for the three months ended September 30, 1997. The operating loss for the three months ended September 30, 1998 was $2,568,000, compared to a profit of $507,000 for the three months ended September 30, 1997. For the three months ended September 30, 1998, the Company had a net loss of $2,546,000, or $(0.33) per share, basic and diluted, compared to a net profit of $421,000, or $0.06 per share basic and $0.05 per share diluted, for the three months ended September 30, 1997.

     The third quarter results do not reflect any revenue from an agreement the Company entered into with Microsoft Corporation ("Microsoft") in August 1998. Under the agreement, the Company granted Microsoft exclusive rights to the English and Japanese versions of its FalconMQ bridge product. Microsoft accepted the English version of the product in September and the Japanese version of the product in November. The Company billed Microsoft $2.96 million for the English version in September, and will bill Microsoft $740,000 for the Japanese version in November. The Company expects to receive the $3.7 million total from Microsoft by December. The Company is in the process of determining how long generally accepted accounting principles will require the Company to continue to defer recognizing such revenue.

     The results of the third quarter reflect the Company's transition toward developing a base of messaging and enterprise application integration products. During the third quarter, revenue had not yet begun to reflect the continuing investment in the development of new products and the infrastructure to support such products. Toward the end of this quarter, however, the Company had begun to reduce its expense structure to accommodate its planned transition. The Company reduced its use of outside consultants, it reassigned some development personnel to revenue-generating assignments and it reduced headcount generally.

     Other Matters. On March 26, 1998, Level 8 acquired all the stock of Momentum Software Corporation ("Momentum"). The results of Momentum are included in the financial statements since the date of acquisition.

     On April 6, 1998, Level 8 sold its wholly-owned subsidiary, ProfitKey International, Inc. ("ProfitKey"). The sale resulted in a loss of approximately $1,000,000, which Level 8 recorded in the first quarter of 1998. ProfitKey is reported as a discontinued operation for 1998 and 1997, and, accordingly, the loss from operations is recorded as a loss from a discontinued operation. Level 8's operating results for prior periods were restated to reflect the continuing operations. In connection with the sale of ProfitKey, the parties agreed to adjust the purchase price to reflect any variance in ProfitKey's closing date working capital from a specified amount. The buyer has notified the Company that it believes there was a variance from the specified amount of $1,466,444, which would require a reduction in the purchase price by that amount. The Company disputes the buyer's position. The parties are proceeding to resolve the dispute through arbitration.

     Level 8 purchased $1,500,000 of software from its affiliate, Liraz Systems Ltd. This amount is being paid in installments over two years beginning in the second quarter of 1998.

Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

     Revenue for the three months ended September 30, 1998 was approximately $2,278,000 as compared to $3,658,000 for the three months ended September 30, 1997, a decrease of $1,380,000 or 38%. The decrease in revenue was attributable to decreases in consulting revenue ($970,000) and software license sales ($387,000). The decrease in consulting revenue was mainly attributable to delays in projects by some of the Company's larger customers. The decrease in software license sales resulted from the Company's planned strategy to de-emphasize the reselling of MQ licenses, coupled with delayed introduction of the Company's own new products relating to its agreement with Microsoft.

     Cost of revenue for the three months ended September 30, 1998 was approximately $1,702,000 as compared to $1,485,000 for the three months ended September 30, 1997, an increase of $217,000 or 15%. The increase in cost of revenue was attributable to (i) certain consulting projects, which necessitated the use of outside consultants carrying higher costs, (ii) costs associated with newly hired sales personnel and (iii) a change in product mix carrying lower profit margins.

     The gross margin for the three months ended September 30, 1998 was approximately 25% as compared to approximately 59% for the three months ended September 30, 1997. The decrease was a result of the changes in revenue and cost of revenue as mentioned above.

     Development costs increased to approximately $615,000 for the three months ended September 30, 1998 from approximately $284,000 for the same period in the prior year, reflecting the Company's continued investment in a new product line.

    Selling, general, and administrative expenses for the three months ended September 30, 1998 were approximately $2,244,000 as compared to approximately $1,227,000 for the three months ended September 30, 1997, an increase of approximately $1,017,000. The increase in selling, general and administrative expenses reflects added general expenses associated with Momentum ($525,000) and the investment in infrastructure needed to support the expected growth in revenue.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

     Revenue for the nine months ended September 30, 1998 was approximately $9,455,000 as compared to $9,278,000 for the nine months ended September 30, 1997, an increase of $177,000 or 2%. The increase is primarily related to increases from consulting, services and maintenance revenue of $844,000 of which $815,000 represents deferred maintenance revenue recognized in this period, offset by a decrease in software license revenue of $1,155,000 relating to lower MQ License sales.

     Cost of revenue for the nine months ended September 30, 1998 was approximately $5,146,000 as compared to $4,403,000 for the nine months ended September 30, 1997, an increase of $743,000 or 17%. The increase was due to Level 8 Technologies' increase in the cost of outside consulting, services and maintenance of approximately $892,000 or 28% and a decrease of $112,000 or 10% due to MQ License sales.

     The gross margin for the nine months ended September 30, 1998 was approximately 46% as compared to approximately 53% for the nine months ended September 30, 1997. The decrease was due to lower margins on consulting and services revenue.

     Development costs increased to approximately $1,975,000 for the nine months ended September 30, 1998 from approximately $567,000 for the same period in the prior year, indicative of the Company's commitment to its new product lines.

     Selling, general, and administrative expenses for the nine months ended September 30, 1998 were approximately $5,315,000 as compared to approximately $2,909,000 for the nine months ended September 30, 1997, an increase of approximately $2,406,000. The increase is a result of additional expenses of approximately $1,045,000 relating to Momentum. The other increases in expenses were associated with the investment in infrastructure needed to support the expected growth in revenue.

     In connection with the acquisition of Momentum as of March 26, 1998, Level 8 incurred a $6,510,000 charge related to purchased research and development costs. Also, in connection with the acquisition of the middleware software from Momentum, Level 8 wrote off approximately $1,800,000 of capitalized software costs that will not continue to be developed due to the new software.

     Other income decreased by approximately $169,000 for the nine months ended September 30, 1998 and $85,000 for the three months ended September 30, 1998 due to a decrease in interest income from fewer ideal funds invested and an increase of interest expense associated with long-term debt.

     Income taxes represent a benefit of 6.4% of the loss from continuing operations before income taxes. The rate is below the expected tax rate primarily due to the non-deductibility of the purchased research and development costs of $6,500,000, and a valuation allowance.

     The loss on disposal from a discontinued operation of ProfitKey totaled approximately $1,300,000 before a tax benefit of $270,000.


Liquidity and Capital Resources

     Continuing operating activities for the nine months ended September 30, 1998 used net cash of approximately $1,994,585. Level 8 used approximately $1,635,000 for investing activities in the nine months ended September 30, 1998 primarily as a result of purchases of property and equipment. Continuing financing activities for the nine months ended September 30, 1998 used net cash of approximately $160,000. At September 30, 1998, Level 8 had working capital of approximately $10,290,000 and a current ratio of approximately 2.5. Level 8 believes that the existing working capital and the anticipated funds generated from operations will be sufficient to fund its working capital, capital expenditure and financing requirements at least through the next twelve months.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                27.0   Financial Data Schedule

          (b) Reports on Form 8-K:

                On October 13, 1998, the Company filed an 8-K under Item 5 regarding the Company entering into an exclusive licensing agreement with Microsoft Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 13, 1998                  LEVEL 8 SYSTEMS, INC.
     -----------------                  ---------------------------------------
                                               (Registrant)


                                           /s/ Arie Kilman
                                        ---------------------------------------
                                        Arie Kilman
                                        Chairman of the Board and
                                           Chief Executive Officer


                                           /s/ Yigal Baruch
                                        ---------------------------------------
                                        Yigal Baruch
                                        Vice President and Chief Financial
                                           Officer