Form 10-K
period 1998-12-31
LEVEL 8 SYSTEMS INC
filed 1999-04-01
CIK 945384

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998.

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission File Number: 0-26392

                              LEVEL 8 SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

        NEW YORK                                                11-2920559
(STATE OF INCORPORATION)                                     (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

                 8000 REGENCY PARKWAY, CARY, NORTH CAROLINA 27511
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (919) 380-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 1999 was approximately $28,131,936. There were 8,720,994 shares of Common Stock outstanding as of March 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                       Exhibit Index appears on Page E-1.

                              LEVEL 8 SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

Item                                                                       Page
Number                                                                   Number
------                                                                   ------


                                     PART I

1.    Business...........................................................    1

2.    Properties.........................................................   11

3.    Legal Proceedings..................................................   11

4.    Submission of Matters to a Vote of Security Holders................   12

                                  PART II

5.    Market for Registrant's Common Stock and Related Shareholder
       Matters...........................................................   13

6.    Selected Financial Data............................................   13

7.    Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................   14

7A.   Quantitative and Qualitative Disclosures About Market Risk.........   23

8.    Financial Statements and Supplementary Data........................   23

9.    Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.............................................   23

                                 PART III

10.   Directors and Executive Officers of the Registrant.................   23

11.   Executive Compensation.............................................   23

12.   Security Ownership of Certain Beneficial Owners and Management.....   24

13.   Certain Relationships and Related Transactions.....................   24

                                  PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   24

SIGNATURES...............................................................   29

INDEX TO FINANCIAL STATEMENTS............................................  F-1

INDEX TO EXHIBITS........................................................  E-1


                                     PART I

ITEM 1.  BUSINESS.


OVERVIEW

       Level 8 Systems, Inc. (the "Company" or "Level 8") is a leading provider of scaleable enterprise application integration solutions. As new computer technologies have proliferated in enterprise computing environments, the integration and management of the applications which rely on them has grown in complexity. Enterprise application integration (or "EAI") solutions address the emerging need for information systems to deliver enterprise-wide views of a company's business information and processes. The Company's products and services are designed to enable organizations to address information systems integration and management problems in a simple and cost effective way. The Company provides customers with solutions to link their critical business applications internally across the enterprise and externally with strategic business partners. The Company's products and services also enable organizations to engage in electronic commerce. Electronic commerce or "E-commerce" refers to business conducted over the Internet. Currently, Level 8's products and services are sold worldwide through a network of regional sales offices. To date, the Company's products and services have been utilized by companies in a wide variety of industries including banking and financial services, insurance, retail, manufacturing, data processing, public utilities, and transportation. Specifically, Level 8's customer base includes major corporations around the world such as ABN AMRO, Information Technology Services Company, Charles Schwab & Company, Inc., Credit Suisse First Boston, Italia Telecom, Prudential Insurance Company of America, Sikorsky Aircraft, TeleDenmark A/S, Telenor A/S and Montgomery Ward & Co., Incorporated.

       From inception in 1988 through 1997, the Company provided systems integration consulting services, primarily to manufacturing businesses in the State of California. In October 1994, the Company acquired ProfitKey International, Inc. ("ProfitKey") and Bizware Computer Systems (Canada) Inc. and, in April 1995, the Company acquired Level 8 Technologies, Inc. ("Level 8 Technologies"). The Company decided to focus on the middleware business of Level 8 Technologies and sold substantially all the assets of Bizware for $230,000 on September 9, 1996, and subsequently changed the Company's name to Level 8 Systems, Inc. In early 1998, the Company sold its ProfitKey subsidiary and completed the acquisition of Momentum Software Corporation ("Momentum"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -General Information and Recent Developments."

       On November 23, 1998, the Company entered into an agreement with Welsh, Carson, Anderson & Stowe VI L.P. ("WCAS") and certain other parties affiliated or associated with WCAS pursuant to which the Company agreed to acquire approximately 69% of the outstanding voting stock of Seer Technologies, Inc., a Delaware corporation ("Seer"), from WCAS and its affiliates in exchange for 1,000,000 shares of common stock of the Company and warrants to purchase an additional 250,000 shares of common stock of the Company at an exercise price of $12 per share. Pursuant to its agreement with WCAS, the Company acquired 69% of the voting stock of Seer on December 31, 1998 and has commenced a tender offer to acquire all of the remaining shares of Seer for $0.35 per share in cash. The Company has also agreed to acquire any remaining shares of Seer following completion of the tender offer through a merger at the same $0.35 cash price per share. The Company expects to complete its acquisition of the entire equity interest in Seer in the second quarter of 1999.


       The Company was incorporated under New York law in 1988 under the name Advanced Systems U.S.A. (LSU) Inc., and was initially a wholly owned subsidiary of Liraz Systems Ltd. ("Liraz"), an Israeli public company in the systems integration business. The Company's principal executive offices are located at 8000 Regency Parkway, Cary, North Carolina 27511, telephone number
(919) 380-5000.

INDUSTRY BACKGROUND

       A significant challenge facing global 5000-sized companies today is the integration of critical business applications which run on disparate computer systems. Business and competitive pressures are driving the demand for information systems that offer enterprise-wide views of a company's business information. Further, information systems departments of global 5000-sized companies are compelled by both economic necessity and internal mandates to find ways to leverage their existing investment in information technology.

       EAI solutions, including those developed by the Company, are designed to provide these capabilities through an open, enterprise-wide infrastructure that can accomplish the complete integration of a Company's entire computing systems environment, including technologies enabling E-commerce. In addition, EAI encompasses extending the productive life cycle of existing systems by adding new functionality and by cost-effectively managing all aspects of the development, deployment, and continued enhancement of existing systems. Indeed, the Company believes that lines between "new" development and what has in the past been considered "maintenance" are blurring. More and more of the "new" development going forward is going to be in the area of enhancing the functionality of existing systems in an enterprise's computing infrastructure.

       Key factors driving the current need for EAI solutions include:

       - The current computer systems of many companies were developed in an era when systems tended to be self-contained. The ability of the systems to communicate with other systems was not considered important. As a result, many current systems were not designed to accommodate communications with different systems.

       - Many global 5000-sized companies addressed computer system development problems by adopting new technologies as they have emerged. This approach has resulted in increasingly diverse computing environments that mix a variety of hardware platforms, operating systems and programming languages.

       - Many global 5000-sized companies have made significant recent investments in ensuring that their existing systems will be able to function properly in the year 2000 and beyond. The size of the investment made by these companies addressing year 2000 problems is forcing information systems departments to find ways to leverage such investments by extending the life of current systems.

       - Global 5000-sized companies have dramatically increased their use of the Internet and intranets both to expedite internal communication and to support business-to-business and business-to-consumer transactions. This has created strong demand for an entirely new class of enterprise-wide computer applications. Meeting this demand in a cost efficient manner requires modernizing existing systems to enable them to operate intranet and E-commerce applications, as well as developing new applications.

       - As a result of mergers and acquisitions, the computer systems of many companies have become considerably more complex at an enterprise-wide level. The increased complexity results from the fact that the newly-acquired computer systems are rarely compatible with the existing computer systems. Furthermore, there are often redundancies between the respective systems that make integration more difficult.


PRODUCTS AND SERVICES

       The Company's goal is to be a recognized leader in the growing market for EAI solutions. The Company's solutions combine software products and consulting services to help enterprises meet their application development, integration and management needs. FalconMQ, first introduced in early 1998, replicates Microsoft Corporation's Message Queue Server ("MSMQ") capability on non-Microsoft systems, thereby enabling non-Microsoft systems to communicate freely with Windows NT systems using MSMQ. The new Geneva Integration Server, scheduled for official launch in April 1999 and expected to become one of the Company's leading products, is designed to provide comprehensive, secure and reliable interoperability between applications running on disparate and otherwise incompatible computer systems. As a result of the Seer acquisition, the Company also offers the Seer*HPS product, which is a set of application development tools that assists customers in developing and adapting enterprise-wide computer applications for client/server networks. In addition to its products, the Company offers a broad range of consulting services in the EAI solutions area. The Company's consulting staff is highly experienced in large-scale, enterprise-wide applications and the complex networked computing environments in which they run. To position the Company as a leading global provider of EAI solutions, the Company has developed a plan for staged product development and integration as well as service enhancements which management believes will enable the Company to effectively accomplish its objectives.

FALCONMQ

       In client/server networks, messages that contain information and/or processing instructions are passed from one system to one or more other systems for processing. A completion message is returned to the originating system when all of the steps in the transaction are completed. In the synchronous communication model traditionally used within client/server networks, the system sending the message must wait until it receives a return message that the transaction was completed before sending the next message to start a new transaction. This results in a significant amount of wasted system capacity, since both the client and server systems must sit idle waiting for a response before moving on to the next task.

       Message queuing technology, such as that found in Microsoft's MSMQ product and IBM's MQ Series, was developed to eliminate the wasted capacity problem associated with synchronous communication by enabling more sophisticated asynchronous communication. In asynchronous communication, a client or server performs a function and then dispatches that function in the form of a "message" to its opposite member and immediately moves on to perform the next function. Once the dispatched function has been processed by the opposite member, the result is then "messaged" back to the client or server for further processing. In addition, message queuing is used by developers to guarantee reliable data delivery in applications, even if the network goes down.

       FalconMQ is message-oriented middleware technology intended to provide the asynchronous communication capability of MSMQ on non-Microsoft systems, such as UNIX systems, MVS operating systems for IBM mainframe computers, IBM AS/400 systems, Sun Microsystems' SOLARUS systems and LINUX systems. FalconMQ is designed for developers to leverage the power and flexibility of message queuing on the systems mentioned above. Accordingly, FalconMQ permits the free exchange of messages over a network between any MSMQ application and any FalconMQ client applications.

       The current version of the FalconMQ product requires that the message queues themselves reside on a Microsoft Windows NT system. The Company is developing version 2.0 of FalconMQ, currently targeted for release in early 2000, that will allow message queues to reside on all non-Microsoft systems supported by FalconMQ. This additional capability of FalconMQ version 2.0 is designed to enable seamless interconnectivity between applications running on a broad spectrum of systems on an enterprise-wide basis.

GENEVA INTEGRATION SERVER

       The Company's new Geneva Integration Server, scheduled for official launch in April 1999, has been deployed at a limited number of customer sites since early 1998 in connection with the implementation of fully integrated enterprise application systems. The Geneva Integration Server is designed to provide comprehensive, secure and reliable interoperability between applications running on disparate and otherwise incompatible computer systems. Because different computer systems and the applications developed for them vary widely in the ways in which they send, receive, view and process information, information can not generally be exchanged between diverse applications running on different systems. The Geneva Integration Server, which runs on Windows NT server systems, will enable the sharing of information between disparate systems by automatically transforming the data from one system into formats and representations that can be used by other systems. In this way, Geneva Integration Server can enable timely access to enterprise-wide critical business information without the need for complex and costly ongoing software program modifications. Geneva Integration Server's extensive message transformation capabilities allow Geneva Integration Server to collect messages from existing systems and transform them into forms that can be exchanged via the Internet and vice versa, which makes it well-suited to enable existing applications for E-commerce.

       The Company believes that Geneva Integration Server provides the following advantages to corporate information services departments:

       - Improved customer service and reduced time to market by promoting reuse of the knowledge base embodied in existing applications.

       - Reduced time to market in delivering scalable, cost-effective E-commerce applications.

       - Enhanced agility and flexibility of information technology assets in addressing changing business conditions.

       - Improved utilization and the ability to leverage the skills of the rapidly growing number of developers with Windows NT expertise, reducing the need for more costly and specialized expertise.

       Geneva Integration Server embodies a core set of translation services, together with "adapter" modules that allow it to link to many popular systems, to middleware such as Microsoft's MSMQ and IBM's MQ Series, and to Internet interfaces such as HTTP, HTML, XML and others. The combination of the translation services and adapters allows Geneva Integration Server to act as a liaison with respect to three fundamental elements of inter-system communication that vary widely between disparate systems: the technical protocols required for the delivery of messages, the message formats that set forth the manner in which data will appear in a communication, and the actual content of the message itself, which often must be transformed in order to permit communication between incompatible systems.

       Geneva Integration Server enhances the ability of information systems departments to monitor and manage the flow of transactions and tasks across various applications by providing and tracking information about the nature and character of data, or "metadata," in a secure medium separate from the data message itself. This supports system and workflow management to optimize system performance. For example, metadata may tell a computer that the first four digits of a particular communication represent the identification code for loan recipients. If a bank using a traditional system switched from 4-digit to 6-digit identification codes, a labor-intensive search and recoding of the bank's software programs would be required to process 6-digit codes accurately. Geneva Integration Server's use of metadata allows a user simply to modify the definition of that particular type of communication to tell it about 6-digit codes and Geneva Integration Server automatically ensures that all affected applications will accurately process the new 6-digit codes.

       Geneva Integration Server also has the ability to contain system workflow procedures in a medium that is separate from the tasks that need to be performed in order to complete an application requirement. "System workflow procedures" refers to information regarding the order in which a series of tasks must be completed in order to complete a given application. For example, when a customer orders a product the complete transaction may entail a series of interdependent steps. Geneva Integration Server's workflow management capability tracks the dependencies between the serial steps in the transaction process. If any of the serial steps are not completed successfully, Geneva Integration Server would automatically reset to the beginning before any applications or databases are updated.

       The Company believes that the Geneva Integration Server product is currently the most comprehensive product of its kind to provide enterprise application integration capabilities for Microsoft NT server-based environments.

SEER*HPS

       Seer*HPS is a set of application development tools that assists customers in developing, adapting and managing enterprise-wide computer applications for client/server networks. The product enables users to define in a high level, simplified language the tasks and operations the users would like an application to perform. Users can then simply "push a button" and Seer*HPS automatically generates the necessary software programming to perform the tasks and operations defined. This significantly speeds the development and deployment of highly complex, large-scale, custom enterprise applications and greatly enhances the productivity of programming resources.

       Unlike its primary competitors, Seer*HPS includes its own embedded middleware, enabling communications among Seer*HPS developed application components across various systems throughout a client/server network. Seer*HPS enables users to specify which applications or portions of an application are to be executed on a given system within the computing environment. This enables workload balancing among systems, which allows customers to utilize available resources in their respective computing environments more efficiently and improve system performance.

       Seer*HPS stores all of the information pertaining to each Seer*HPS-developed application in its own centrally located repository. Use of repository facilitates the efficient enhancement of the functionality of Seer*HPS applications. Since the repository contains all relevant system data, Seer*HPS is able to assess automatically the potential impact of any such proposed changes in functionality. As a result, not only are initial development time and costs reduced, but on-going system maintenance and enhancement efforts are simplified as well.

FUTURE INTEGRATION AND DEVELOPMENT OF COMPANY PRODUCTS

       FALCONMQ. Currently, FalconMQ requires that all message queues reside on a Microsoft Windows NT system. FalconMQ Version 2.0, scheduled for release in early 2000, will permit the message queues to reside on all systems supported by FalconMQ. The Company also intends to ensure continued compatibility between FalconMQ and Microsoft's MSMQ. As a result, companies can safely build and link applications using FalconMQ with confidence that their systems will continue to operate without disruption, with no need for manual programming updates as new versions of MSMQ are released by Microsoft.

       GENEVA INTEGRATION SERVER. The Company intends to enhance Geneva Integration Server to meet marketplace needs as they evolve. Enhancements planned through the second quarter of 2000 include strengthening Geneva Integration Server's ability to support and interact with the MVS operating system for IBM mainframe computers and the UNIX operating system as well as applications components based on the Java language, which is typically used for web-based applications. In the longer term, the Company plans to incorporate the repository capability found in Seer*HPS into Geneva Integration Server. Among other things, expanding Geneva Integration Server repository capabilities will allow information regarding system workflow procedures to be stored in a comprehensive, enterprise-wide repository and retrieved as needed by the Geneva Integration Server product. The Company also plans to introduce a new graphical user interface that will facilitate a customer's reconfiguration of its system. This interface will represent a customer's system as a schematic diagram, and reconfiguration of the system will be accomplished by a customer changing the way the different elements of its system are linked through the schematic diagram.

       SEER*HPS. The Company is currently adapting Seer*HPS to support common industry standards in order to interact with applications and components that are not part of a Seer*HPS system. The first step, scheduled for mid-1999, will be the development of an adapter to link the Seer*HPS middleware layer with Geneva Integration Server. This link will make available all of the capabilities of Geneva Integration Server to Seer*HPS customers. Other planned extensions include providing support for the Java language and "Java Beans" architecture plus support for other middleware products, such as CORBA and the FalconMQ and MQ Series products. Longer term product development plans include the creation of an Information Systems Warehouse based on leading industry standard "core repository" technologies. The Information Systems Warehouse will manage the development and interaction of applications across the entire enterprise. The repository for the current version of Seer*HPS manages the development and interaction of applications only for Seer*HPS-generated applications.

OTHER PRODUCTS

       The XIPC product is an advanced software toolset that greatly simplifies the development, deployment and management of distributed applications in complex client/server networks. XIPC manages the different forms of network communication while showing the developer only a single, simple unified view or model of the communications taking place. This means that XIPC effectively shields developers from the complexity of diverse computing environments while letting them take advantage of all of the capabilities and functionality that these environments can provide in developing efficient and sophisticated applications.

       In addition, the Company offers other products which it intends to continue to support and further enhance, but which management does not believe are material to the Company's business.

SERVICES

       The Company provides a full spectrum of consulting services as part of its commitment to providing its customers industry-leading EAI solutions. The Company's worldwide consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in global 5000-size companies. The Company offers consulting services in project management, applications and platform integration, application design and development, application renewal and web- and E-commerce enablement, along with expertise in a wide variety of development environments and programming languages.

       In addition, the Company's training organization offers a full curriculum of courses and labs designed to help customers become proficient in the use of the Company's products and related technology as well as enabling customers to take full advantage of the Company's field-tested best practices methodologies.

SALES AND MARKETING

SALES

       The Company derives revenue primarily from software licenses, consulting services and software maintenance. Presently, almost all of the Company's revenue is derived from sales of Seer*HPS and related maintenance and consulting services. Management believes this mix will change significantly over time to reflect an increasing proportion of revenue resulting from sales of FalconMQ and Geneva Integration Server.

       Seer*HPS and Geneva Integration Server are designed for use primarily in large-scale, complex computing environments. A customer's decision to use such products involves a substantial commitment of financial and personnel resources. Accordingly, a decision to purchase these products typically involves a lengthy internal review process, often involving a customer's senior management. As a result, the sales cycle for these products is relatively lengthy, averaging nine to twelve months. The Company's sales strategy for such products will continue to involve a complete evaluation of the customer's business, followed by the identification and sale of solutions incorporating software and related services. These products and their related services also provide customers the flexibility to scale up or down and integrate new component products, whether created by the Company or a third party.

       The FalconMQ and XIPC products are by design more project-oriented in scope. As a result, they are typically sold in smaller configurations than Seer*HPS or Geneva Integration Server. FalconMQ is typically sold through the Internet and by telephone and the sales cycle has averaged two to six months. The Company is evaluating alternative sales strategies for FalconMQ, including a mix of outsourced telephone sales and indirect channels such as sales through strategic partners and independent software vendors (known as "ISV's") who could bundle FalconMQ with applications they develop and sell.

       The Company's direct sales staff has substantial knowledge of the Company's products and service offerings as well as general experience in the software industry. The Company's direct field sales force is headed by two general managers -- one for the Americas and one for all other territories that are the focus of active sales efforts. These currently include the United Kingdom, France, Spain, Italy, Greece, the Benelux countries, Germany, Austria, Switzerland, the Scandinavian and eastern bloc countries, Australia and Asia-Pacific Rim countries. The general managers' respective operations include sales and consulting services for new and existing customers. On a pro forma basis, taking into account the business combination between Seer and Level 8, $26 million (39%) of the Company's 1998 revenue was generated from the Americas and $41 million (61%) was generated outside the Americas. Since substantially all of the Company's 1998 revenues were derived from sales of Seer*HPS and related services, the geographic distribution of the Company's revenues may change as the Company's revenue mix changes.

MARKETING

       The target market for the Company's products and services is global 5000-sized companies. Around the world, global 5000-sized companies are making substantial expenditures in renovating existing applications for year 2000 compliance. In addition, the rapid development of the Internet and intranet technology is driving companies to find ways to take advantage of these new technologies out of competitive necessity. As a result, information systems departments are compelled by both economic necessity and internal mandates to find ways to leverage their investment in information technology.

       In addition, the lines between "new" development and what has in the past been considered "maintenance" are blurring. The Company believes more and more of the "new" development going forward will be in the area of enhancing the functionality of existing operational systems in an enterprise's current computing infrastructure, resulting in the identification of new and emerging markets for EAI solutions.

       The Company's marketing staff has an in-depth understanding of the global software marketplace and the needs of customers in that marketplace. The staff also has broad knowledge of the Company's products and services and how they can meet these customer needs, as well as experience in all of the key marketing disciplines. Marketing is headed by a vice president of worldwide marketing who manages an international staff, with corporate marketing and core functions performed by the majority of the staff which is based at corporate headquarters. Regional marketing programs are supported by corporate staff as well as locally by staff located in the various regions. The Company also has a vice president of alliances who identifies potential strategic alliance partners and develops and manages the Company's relationships with these alliance partners.

       The Company utilizes a wide variety of marketing programs which are intended to attract potential customers and to promote the Company and its brand names. The Company uses a mix of market research, analyst updates, seminars, telemarketing, direct mail, tradeshows, speaking engagements, public relations, and website marketing in order to achieve these goals. The marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, case studies, articles, brochures, fact sheets, and materials that are specific to the area of interest. The Company is also implementing an alliance program to support its channel partners with a variety of programs, incentives, and support plans.

       The Company has a key strategic relationship with Microsoft. Microsoft has licensed from the Company software originally developed by the Company that enables its Windows NT server platforms to integrate with IBM's MQ Series message-oriented middleware ("MOM"), which currently represents a significant share of the worldwide MOM market. Microsoft intends to ship this software as part of its Windows 2000 operating system and to make it available to its Windows NT server platform customers through its website. Microsoft recommends FalconMQ as its preferred implementation of the MSMQ functionality on operating systems other than Microsoft Windows. The Company is actively exploring opportunities to continue and expand its relationship with Microsoft in EAI related areas.

       The Company is also actively seeking alliances with other third parties who provide complementary products and services. In particular, the Company is targeting the hundreds of companies active in Microsoft's Solution Providers partner program as potential partners with complementary products and services. In addition, the Company's Seer subsidiary has an important historical relationship with IBM in Europe, which in the past has been a major marketer and distributor of Seer*HPS in Europe.


COMPETITION

       The Company competes in markets that are intensely competitive and characterized by rapidly changing technology and evolving standards. The rapid growth and long-term potential of the market for EAI solutions make it attractive to new competition. Many of the Company's competitors have greater name recognition, a longer installed customer base and significantly greater financial, technical, marketing, and other resources than the Company. The Company believes it offers a broader range of EAI solutions than its competitors, and therefore generally competes on a product-by-product basis.

FALCONMQ

       The competition in the message-oriented middleware market is primarily between Microsoft's MSMQ and IBM's MQ Series. However, since FalconMQ is designed to link MSMQ-based applications, FalconMQ indirectly competes with middleware technology designed for IBM's MQ Series message queues product, including middleware marketed by IBM itself.

GENEVA INTEGRATION SERVER

       Geneva Integration Server competes most directly with the MQIntegrator product from New Era of Networks (known as "NEON"), which enables the integration of both existing and packaged enterprise resource planning (known as "ERP") applications through IBM's MQ Series middleware. IBM and NEON recently announced an agreement whereby NEON's MQIntegrator product will be sold through IBM's distribution and reseller network. Geneva Integration Server also competes against a number of other early entrants in the EAI solutions market, such as the Mercator product line from TSI International Software, Ltd.; TIB ActiveEnterprise from TIBCO Software, Inc.; and BusinessWare from Vitria Technology, Inc.

       The majority of these competitors focus on the integration of a customer's existing applications to large ERP packaged applications such as those provided by SAP, PeopleSoft, Baan and JD Edwards. The most successful of these competitors have focused their products primarily on mainframe and UNIX systems. Because Geneva Integration Server takes advantage of advanced features of Windows NT such as superior security for E-commerce, the Company believes Geneva Integration Server has a competitive advantage in the current marketplace.

SEER*HPS

       Historically, the primary competitor to Seer*HPS has been Sterling Software with its Cool:GEN product lines. As the Company repositions Seer*HPS as one of its EAI solution offerings, it will face new and different competitors such as Viasoft and Platinum, who offer repository technologies and consulting services that they promote as addressing the application renewal and life cycle management aspects of EAI.

SERVICES

       In the system integration and consulting services market, the Company competes with providers of systems integration services, such as Andersen Consulting and Logica PLC, and with numerous local and regional providers of consulting and integration services. In this area, the Company also competes with providers of software packages for particular markets, such as Fourth Shift Corporation and Symix Systems, Inc. Some of the Company's competitors, particularly systems integrators, generally have substantially larger operations, broader product lines with greater name recognition and market acceptance and significantly greater resources than the Company. However, the Company's consulting staff's expertise is focused primarily on supporting and accelerating the productivity of purchasers of the Company's software products. The Company believes this offers the Company a competitive advantage in selling services to new and existing customers of the Company's software products.


CUSTOMERS

       The Company's products and services are currently used by thousands of software developers. Hundreds of enterprise-wide applications built and integrated through the Company's products are used daily by over a million end users worldwide. The Company's customer base includes major corporations around the world such as ABN AMRO, Information Technology Services Company, Charles Schwab & Company, Inc., Credit Suisse First Boston, Italia Telecom, Prudential Insurance Company of America, Sikorsky Aircraft, TeleDenmark A/S, Telenor A/S and Montgomery Ward & Co., Incorporated. Industries that are significantly represented in the Company's customer base include banking and financial services, insurance, retail, manufacturing, data processing, public utilities, and transportation. ABN AMRO was the Company's only customer accounting for 10% or more of 1998 historical operating revenue. On a pro forma basis, after giving effect to the acquisition of Seer, no one customer accounted for more than 10% of operating revenues in 1998.

       The Company seeks to form strong partnering relationships with customers in order to gain an in-depth understanding of the business and technology challenges they face. Notably, the Company maintains a customer advisory board for Seer*HPS customers that meets regularly. The volunteer members of the customer advisory board represent the Company's global customer base and act as a sounding board for new ideas and initiatives, as well as providing a means for information flow and feedback regarding the Company's products and services. In conjunction with the customer advisory board, the Company supports several internet-based special interest groups providing discussion forums focused on specific areas of technology. The Company also intends to provide customers of its other products the opportunity to participate in a customer advisory board.

       In addition, the Company holds periodic international customer conferences to present new information, address customer questions and concerns and provide constructive open forums for customer interaction. In many areas around the world, local customers hold periodic regional user group meetings that are supported and encouraged by the Company. The Company also receives a great deal of feedback through its consulting services and technical support organization regarding the effectiveness of the Company's products in meeting customer needs.


RESEARCH AND PRODUCT DEVELOPMENT

       The Company has made substantial investments in research and development. The Company conducts research and development to enhance its existing products and to develop new products. The Company intends to focus its research and development efforts on integrating and evolving its Geneva Integration Server, FalconMQ and Seer*HPS product lines in such a manner that all of these products can interact with each other to provide customers a comprehensive EAI solution. Research and development expense increased 100% from 1997 to 1998 and 99% from 1996 to 1997. The increase in 1998 is partially attributable to the acquisition of Momentum and the personnel added in this area of the Company. The trend in increasing research and development expenses is a result of the Company's investment in new products, primarily Geneva Integration Server and Version 2.0 of FalconMQ. This trend is expected to continue with the purchase of Seer, the Company's continuing attempts to strengthen its messaging products and completion of the transition into the EAI marketplace.

       The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets for research and development based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, as well as ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's results of operations, particularly on a quarterly basis.

       For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Years Ended December 31, 1998, 1997 and 1996 - Research and Development."


INTELLECTUAL PROPERTY

       The Company's success is dependent upon developing, protecting and maintaining its intellectual property assets. The Company relies upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect its intellectual property rights in software, documentation, data models, methodologies, data processing systems, and related written materials in the international marketplace. In addition, the Company has patents with respect to certain of Seer's products. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Company's products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to the Company's technologies. Any failure by or inability of the Company to protect its proprietary technology could have a material adverse effect on the Company's business, operating results and financial condition.

       Copyright protection is generally available under United States laws and international treaties for the Company's software and printed materials. Seer has obtained patents in the United States and Australia with regard to the basic application development and deployment technology in the Seer*HPS product line, and has related patents pending in various countries. Seer has registered the trademarks "SEER", "Archetype", "CASIM", "Freeway", "NewArc 2000", "Seer*HPS", and "TurboCycler" in the United States, and has active programs to register the "SEER" mark in other countries where it does business. The Company has registered the trademark "Level 8 Systems," and uses the trademarks "Monitor MQ", "Monitor XIPC", "Level 8", "XIPC", "FalconMQ", "Geneva", "Geneva Integration Server", "NetEssential", "SeerTalk", "SmartPak" and "The Seer*Method". The Company intends to seek registration of some of the trademarks including "FalconMQ", "Geneva", and "Geneva Integration Server."

       Although the Company does not believe its products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company or its customers in the future. In addition, the Company may be required to indemnify its distribution partners and end users for similar claims made against them. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as a plaintiff or defendant, would cause the Company to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in the Company's favor, which could have a material adverse effect on the Company's business, operating results and financial condition. Parties making claims against the Company could secure substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on the Company's business, operating results and financial condition. If it appears necessary or desirable, the Company may seek licenses to intellectual property that it is allegedly infringing. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered license would be acceptable to the Company. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, operating results and financial condition. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could adversely affect the Company's business, operating results and financial condition. The Company is not aware of any currently pending claims that the Company's products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties.


EMPLOYEES

       As of March 15, 1999, the Company had a total of 366 employees. Of these employees, 35 were engaged in software sales and marketing, and technical support; 50 in administration; 102 in research, development, and technical support; and 179 in consulting and training. The Company's continued success is dependent on its ability to attract and retain qualified employees. During 1998, Seer experienced difficulties in recruiting and retaining qualified employees due, in part, to the uncertainty of its financial position. Seer also reduced its headcount as part of its revision of its business plan. The Company also experienced difficulty in recruiting and retaining consultants and research and development employees during fiscal 1998 due to the intense competition for such personnel in the software industry. The Company believes that to fully implement its business plan it will be required to enhance its marketing functions by adding additional marketing personnel. In addition, the Company believes additional sales associates will be required to support the Company's sales operations following the acquisition of Seer. Although the Company believes it will be successful in attracting and retaining qualified employees to fill these positions, no assurance can be given that the Company will be successful in attracting and retaining these employees now or in the future. The Company's employees are not represented by a union or a collective bargaining agreement.

FORWARD LOOKING AND CAUTIONARY STATEMENTS:

       Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The Company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, the Company's representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the Securities and Exchange Commission and in materials incorporated therein by reference: the Company's future success depends on the market acceptance of the new Geneva Integration Server; an unexpected revenue shortfall may adversely affect the Company's business because its expenses are largely fixed; the Company's quarterly operating results may vary significantly because the Company cannot accurately predict the amount and timing of individual sales and this may adversely impact the Company's stock price; trends in sales of the Company's products and general economic conditions may affect investors' expectations regarding the Company's financial performance and may adversely affect the Company's stock price; because a substantial amount of the Company's revenues have historically been derived from Seer*HPS, decreased demand for services relating to this product could adversely affect the Company's business; the Company's future results may depend upon the continued growth and business use of the Internet; the Company may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; the Company may not have the resources to successfully manage the integration of Seer; the Company's future results may depend upon the successful integration of acquisitions; the Company may not have the resources to successfully manage additional growth; rapid technological change could render the Company's products obsolete; if the Company's relationship with Microsoft weakens, it could adversely affect the Company's business; the loss of any one of the Company's major customers could adversely affect the Company's business; the Company's business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on the Company's results of operations; the Company's products may contain undetected software errors, which could adversely affect its business; because the Company's technology is complex, the Company may be exposed to liability claims; year 2000 issues may cause problems with the Company's systems and expose the Company to liability; the failure of the Company to meet product delivery dates could adversely affect its business; the Company may be unable to enforce or defend its ownership and use of proprietary technology; because the Company is a technology company, its Common Stock may be subject to erratic price fluctuations; and the Company may not have sufficient liquidity and capital resources to meet changing business conditions.


ITEM 2.  PROPERTIES.

       The Company maintains its principal executive offices in approximately 54,000 square feet of leased space in Cary, North Carolina. The Company also maintains executive offices in approximately 13,500 square feet of leased space in New York, New York. As of December 31, 1998, the Company also leased 14 additional offices to provide consulting services to its clients and to facilitate the development, sale and distribution of its products. The Company leases office space abroad in Canberra, Melbourne and Sydney, Australia; Toronto, Canada; Copenhagen, Denmark; London, England; Paris, France; Frankfurt, Germany; Rome, Italy; Milan, Italy; Madrid, Spain; and Nieuwegein, The Netherlands. The Company also maintains an office in Limerick, Ireland on a set fee arrangement.

ITEM 3.  LEGAL PROCEEDINGS.

       Seer, the Company's 69% subsidiary acquired December 31, 1998, filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") in December 1997 alleging that Mr. Abbas and CBS had injured Seer by interfering with Seer's ability to market and sublicense the LightSpeed Financial Model. Seer obtained a preliminary injunction against Mr. Abbas and CBS halting their actions. Mr. Abbas and CBS filed counterclaims against Seer claiming wrongful dismissal of Abbas and breach of the license agreement. Due to the erosion of the market for the LightSpeed Financial Model, Seer voluntarily dismissed its claims against Mr. Abbas and CBS in the summer of 1998. Mr. Abbas and CBS are continuing to pursue their claims against Seer. At the present point in the litigation, it is impossible to calculate the chances of success in this litigation. However, Seer intends to continue to vigorously defend against the counterclaim. Seer has made provisions for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of Seer or the Company.

       From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

       During fiscal years 1997 and 1998, the Common Stock of the Company was traded on the Nasdaq Stock Market under the symbol "LVEL." The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit agreements require the Company to obtain approval from its lenders prior to declaration or payment of any cash dividends on its Common Stock. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 1997 and 1998.

                          1997                      1998
                 ----------------------    -----------------------
       Quarter      High         Low          High          Low
       -------   ---------    ---------    ---------    ----------

       First      $ 18.2500    $ 10.2500    $ 16.3125    $  10.3750

       Second     $ 18.5000    $ 10.6250    $ 14.0000    $   8.3750

       Third      $ 25.8750    $ 15.8750    $ 11.0000    $   6.5625

       Fourth     $ 23.8750    $ 11.5000    $  9.8750    $   5.0000


The closing price of the Common Stock on December 31, 1998 was $9.6875 per share. As of March 26, 1999, the Company had 122 registered shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

       For 1998, the following data includes the Company, ASU, Level 8 Technologies and Momentum since its acquisition on March 26, 1998. For 1997, the following data includes the Company, ASU, and Level 8 Technologies. For 1996, the following data includes the Company, ASU, and Level 8 Technologies. For 1995, the following data includes the Company for the full year and Level 8 Technologies since its acquisition on April 1, 1995. For 1994, the following data includes the Company and ASU.


                                                                 YEAR ENDED DECEMBER 31,
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1994        1995       1996        1997        1998
                                                    ----        ----       ----        ----        ----

SELECTED STATEMENT OF OPERATIONS DATA
Revenue                                            $  1,660   $  3,012   $  7,272    $ 14,680    $ 10,685
Net income (loss) from continuing operations             26       (429)      (845)      1,036     (23,688)
Net income (loss) from continuing operations
   per common and common
   equivalent share - basic                             .01       (.10)      (.14)        .16       (3.15)
Net income (loss) from continuing operations
per common and common equivalent share - diluted        .01       (.10)      (.14)        .14       (3.15)
Weighted average common and common equivalent
shares outstanding - basic                            3,839      4,314      6,076       6,992       7,552
Weighted average common and common equivalent
shares outstanding - diluted                          3,839      4,403      6,076       7,561       7,552



                                                               AT DECEMBER 31,
                                            1994            1995             1996             1997            1998
                                            ----            ----             ----             ----            ----

SELECTED BALANCE SHEET DATA

Working capital (deficiency)                $(1,679)     $  4,103          $ 11,007         $ 15,826        $(19,774)
Total assets                                  5,848        15,059            20,787           23,482          70,770
Long-term debt, net of current maturities        19            43                23               16           1,541
Loans from related companies, net             2,015           454               331              202          12,519
Shareholders' equity                            489        11,499            18,300           20,371           8,892


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION AND RECENT DEVELOPMENTS

       The Company is a leading provider of scaleable enterprise application integration solutions. As new computer technologies have proliferated in enterprise computing environments, the integration and management of the applications which rely on them has grown in complexity. Enterprise application integration (or "EAI") solutions address the emerging need for information systems to deliver enterprise-wide views of a company's business information and processes. The Company's products and services are designed to enable organizations to address information systems integration and management problems in a simple and cost effective way. The Company provides customers with solutions to link their critical business applications internally across the enterprise and externally with strategic business partners. The Company's products and services also enable organizations to engage in electronic commerce. Currently, Level 8's products and services are sold worldwide through a network of regional sales offices. To date, the Company's products and services have been utilized by companies in a wide variety of industries including banking and financial services, insurance, retail, manufacturing, data processing, public utilities, and transportation.

       As part of the Company's strategic shift to the EAI market in the first quarter of 1998, the Company decided to sell its wholly owned subsidiary, ProfitKey International Inc. (which sale was completed on April 6, 1998). See Note 3 to Consolidated Financial Statements.

       The Company thereupon, on March 26, 1998, acquired Momentum Software Corporation ("Momentum") in return for 594,866 shares of the Company's common stock and warrants to purchase 200,000 common shares at an exercise price of $13.11 per share, subject to additional consideration based on the market value of the Company's stock on December 1, 1998. In December 1998, the Company issued notes totaling $3 million in payment of such additional consideration. Momentum was purchased primarily for its technology, some of which has been integrated into Level 8's Falcon product set.

       The Company's most significant step to date into the EAI marketplace was the acquisition of a controlling interest in Seer Technologies, Inc. ("Seer") on December 31, 1998. Seer is one of the software industry's earliest pioneers and a long-time leader in software application development tools. During 1998, Seer redirected its focus on emerging market demand for extending the life cycle of enterprise applications through enterprise application renewal. On November 23, 1998, the Company entered into an agreement with Welsh, Carson, Anderson & Stowe VI L.P. ("WCAS") and certain other parties affiliated or associated with WCAS pursuant to which the Company agreed to acquire approximately 69% of the outstanding voting stock of Seer from WCAS and its affiliates in exchange for 1,000,000 shares of common stock of the Company and warrants to purchase an additional 250,000 shares of common stock of the Company at an exercise price of $12 per share. Pursuant to its agreement with WCAS, the Company acquired 69% of the voting stock of Seer on December 31, 1998 and has commenced a tender offer to acquire all of the remaining shares of Seer for $0.35 per share in cash. The Company has also agreed to acquire any remaining shares of Seer following completion of the tender offer through a merger at the same $0.35 cash price per share. The Company expects to complete its acquisition of the entire equity interest in Seer in the second quarter of 1999.

       As a result of (i) the purchase of Momentum at the end of the first quarter of 1999, (ii) the purchase of 69% of the voting stock of Seer on December 31, 1998, (iii) the pending completion of the purchase of the remaining 31% of the voting stock of Seer, and (iv) the disposition of ProfitKey, the information within this report is not necessarily indicative of future operating results. Also, these changes make it difficult to compare the results for the years presented as the direction of the business has evolved throughout the period. Unless otherwise specifically indicated, the information in this report is stated as of December 31, 1998 and does not give effect to the remaining portion of the pending acquisition of the remaining 31% of Seer. The Company expects that its results of operations will significantly change with its acquisition of Seer and through the development of its other technologies as it continues to attempt to strengthen its position in the EAI marketplace.

       This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the pending transaction with Seer, liquidity and capital resources, Year 2000 issues and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See "Item 1. Business - Forward Looking and Cautionary Statements."

                  [remainder of page intentionally left blank]

RESULTS OF OPERATIONS

       The Company's 1998 results of operations include the operations of the Company and its subsidiaries. Operations for the subsidiaries acquired during 1998 are included from the date of acquisition. Accordingly, the 1998 results of operations include the operations of Momentum since March 26, 1998. The 1998 results of operations do not reflect any of Seer's operations since the Company's 69% interest in Seer was not acquired until December 31, 1998. The shareholders of the remaining 31% of the outstanding voting stock were considered to have shared in the losses of Seer only for their proportionate share of Seer's net assets. No minority interest for Seer is reflected in the Company's consolidated balance sheet at December 31, 1998 because Seer had net liabilities of $25 million at December 31, 1998. The Company has only recorded 69% of the value of the Company's intangible assets, including the value of in-process technology which has been written off. Subsequent to December 31, 1998, the Company commenced a tender offer for the remaining 31% of Seer. Until the tender offer is completed, the Company will report only 69% of any net earnings and 100% of any net losses of Seer. The Company anticipates completing the tender offer and acquiring the remaining minority interest in Seer during the second quarter of 1999. Following the acquisition of the minority interest in Seer, the Company's operations will include all of Seer's operations and the Company will record the remaining intangible assets of Seer, including an additional write-off for in-process technology.

       The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue.


                                                 Years Ended December 31,
                                                 1998      1997     1996
                                                 -----     -----    -----
Revenue:
     Software products                            14.5%     29.7%    20.4%
     Services                                     85.5%     69.3%    75.9%
     Other                                         --        1.0%     3.7%
                                                 -----     -----    -----
        Total                                    100.0%    100.0%   100.0%

Cost of revenue:
     Software products                            19.3%     17.4%    19.6%
     Services                                     55.9%     34.0%    42.0%
     Other                                         --        0.3%     0.5%
                                                 -----     -----    -----
        Total                                     75.2%     51.7%    62.1%
                                                 -----     -----    -----
Gross profit                                      24.8%     48.3%    37.9%
Operating expenses:
     Research and product development             19.8%      7.2%     7.3%
     Selling, general and administrative          91.5%     30.5%    40.8%
     Amortization of goodwill and                 18.1%      2.9%     5.8%
     intangibles

     Write-off of in-process research and         55.1%       --       --
     development

     Write-off of goodwill                        43.1%       --       --
     Restructuring charges                        14.4%
                                                 -----     -----    -----
        Total                                    242.0%     40.5%    53.9%
Other income (expense), net                       (0.7)%     3.0%     2.0%
                                                 -----     -----    -----
Income (loss) before taxes                      (217.9)%    10.8%   (14.0%)
Income tax provision (benefit)                     3.8%      3.8%    (2.4)%
                                                 -----     -----    -----
Net income (loss) from continuing operations    (221.7)%     7.0%   (11.6)%
                                                 -----     -----    -----
                                                 -----     -----    -----

YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

       REVENUE AND GROSS MARGIN. The Company has two categories of revenue: software products and services. Software products revenue is comprised primarily of fees from licensing the Company's proprietary software products and, to a lesser extent, from product development contracts. Services revenue is comprised of fees for maintaining, supporting, providing periodic upgrades and consulting and training services related to the Company's software products.

       The Company's revenues vary from quarter to quarter, with the largest portion of revenue typically recognized in the last month of each quarter. The Company believes that these patterns are partly attributable to the Company's sales commission policies, which compensate sales personnel for meeting or exceeding quarterly quotas, and to the budgeting and purchasing cycles of customers. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of recognition revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.

       Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2." SOP 97-2 requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of such element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to the functionality of the delivered elements.

       Adoption of SOP 97-2 resulted in the deferral of license revenue of approximately $262. In addition, the unique nature of a significant contract resulted in the deferral of $3,700 of software revenue as of December 31, 1998. At least a portion of the license revenue for these contracts may have been recognized under SOP 91-1 "Software Revenue Recognition", which was effective in previous years.

       Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9") will be effective for the Company's fiscal year beginning January 1, 1999. Retroactive application is prohibited. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. The Company is evaluating the future requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

       Total revenues decreased 27% from 1997 to 1998 and increased 102% from 1996 to 1997. The decrease from 1997 to 1998 was primarily attributable to a decrease in software products revenue, along with a reduction in services revenue. The increase from 1996 to 1997 was a result of significant increases in both software products and services. The gross margins were 25%, 48%, and 38% for 1998, 1997, and 1996, respectively.

       Results for 1998 do not reflect any revenue from an agreement the Company entered into with Microsoft in August, 1998. Under the agreement, the Company has agreed to license to Microsoft the source and object codes for certain software products that enable interoperability between Microsoft's Message Queue Server running on Microsoft's Windows NT operating systems and IBM Corporation's MQ Series message software running on a variety of operating systems. Microsoft accepted the English version of the product in September and the Japanese version in November. The Company received cash equal to the $3.7 million total contract value from Microsoft in 1998. Due to certain limitations with respect to available "vendor specific objective evidence," all other associated contract revenue has been deferred and will be recognized beginning in 1999 ratably over the contract's period.

       SOFTWARE PRODUCTS. Software products revenue decreased 64% in 1998 in comparison to 1997 and increased 193% from 1996 to 1997. The gross margins on software products was (33%), 41%, and 4% for the 1998, 1997, and 1996 fiscal periods, respectively. Cost of software is composed of production and distribution costs, amortization of capitalized software and royalties to third parties.

       The decrease in software revenue from 1997 to 1998 is the result of the Company's shift in strategic direction primarily relating to the Company's dispositions and acquisitions in 1998, as well as reduced emphasis on resales of IBM's MQ Series licenses in favor of the Company's FalconMQ Products developed by the Company. The decrease in gross margins between 1997 and 1998 is the effect of increased amortization costs, lower software product revenues, $.38 million of royalties to Liraz under the joint development agreement described under "-Research and Development." and a write-off of approximately $.3 million of capitalized technology costs.

       Software revenue increased from 1996 to 1997 from sales of products introduced in 1997 and the resale of IBM's MQ Series. The increase in gross margins is primarily a result of the increased software revenue, somewhat offset by increased amortization expense related to products becoming generally available in 1997.

       SERVICES. Services revenue decreased by 10% from 1997 to 1998 and increased by 84% from 1996 to 1997. Services gross margins were 35%, 51%, and 45% for 1998, 1997, and 1996 respectively. Cost of services primarily includes personnel and travel costs related to the delivery of services.

       The services revenue decline from 1997 to 1998 was primarily attributable to the decline in software products revenue and the resultant decline in utilization of billable services. The decline in software products revenue impacts services revenue as there are fewer new customers than in the prior year, reducing the base of the customers utilizing the Company's consulting and training services as part of an overall technology solution purchase. Gross margins decreased in 1998 in relation to 1997 due to lower than normal billable utilization of consultants caused by project delays.

       The significant increase in services revenues increase from 1996 to 1997 was a result of the addition of a combination of new consulting and training services and increases in maintenance services in correlation with the introduction of new products that created increased market demand. Gross profits increased in 1997 due to the Company's ability to obtain higher billing rates than previously earned and high utilization of staff during this growth period.

       RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel. Research and development expense increased 100% from 1997 to 1998 and 99% from 1996 to 1997. The increase in 1998 is partially attributable to the acquisition of Momentum and the personnel added in this area of the Company. The trend in increasing research and development expenses is a result of the Company's investment in new products, primarily Geneva Integration Server, which is scheduled to be released in the second quarter of 1999 and Version 2.0 of FalconMQ which is expected to be released in early 2000. This trend is expected to continue with the purchase of Seer, the Company's continuing attempts to strengthen its messaging products and completion of the transition into the EAI marketplace.

       The Company and Liraz previously had an agreement for the joint development of certain software for a Microsoft contract. Under the agreement, Liraz and the Company were each to pay 50% of the total project development costs. In exchange for providing 50% of such costs, Liraz was previously entitled to receive royalties of 30% of the first $2 million in contract revenue, 20% of the next $1 million, and 8% thereafter. On April 1, 1998, the agreement was amended to provide that the Company would reimburse Liraz's costs of development of $1.5 million and would pay Liraz royalties of 3% of program revenues generated from January 1, 1998 until December 31, 2000. The $1.5 million reimbursement is being amortized over the term of the revised royalty agreement and was paid to Liraz by the delivery of an 8% note payable in three installments in 1998, 1999 and 2000. Additional royalties of $.13 million are payable to Liraz for 1998 sales.

       SELLING, GENERAL, AND ADMINISTRATIVE. Selling expenses consist of sales and marketing expenses for personnel, travel, trade show participation, and other promotional expenses. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, and administrative staff and all overhead expenses. Overhead expenses primarily include office rent, depreciation and lease costs on machinery and equipment, communications expenses, insurance, allowances for bad debts and other expenses of operating the Company and its facilities.

       Selling, general, and administrative expenses increased 51% in 1997 in comparison to 1996 and 119% in 1998 in relation to 1997. The increases are primarily related to additional sales and marketing expenses for new products, the additional general and administrative support necessary following the purchase of Momentum, and continued efforts to build a supporting infrastructure for further acquisitions, such as Seer.

       AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $1.9 million in 1998 and $.4 million in each of 1997 and 1996. The amortization of goodwill in 1997 and 1996 was related to the purchase of Level 8 Technologies. In 1998, the amortization of goodwill and other intangible assets related to the purchase of Momentum as well as Level 8 Technologies.

       OTHER ITEMS. As a result of the acquisitions of Momentum and Seer, the Company recorded several nonrecurring charges in 1998. Based on the results of third-party appraisals, the Company recorded charges totaling $5.9 million to expense purchased in-process research and development costs, consisting of $1.2 million and $4.7 million related to the acquisition of Momentum and Seer, respectively. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. The value of the in-process projects was adjusted to reflect the relative value and contribution of the acquired research and development. In doing so, management gave consideration to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The value assigned to purchased in-process technology was based on key assumptions, including revenue growth rates for each technology considering, among other things, current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products. As a consequence of the Company's transition to an enterprise application integration solutions provider, the Company abandoned certain planned development efforts for products acquired in the Momentum transaction and reassessed the remaining undiscounted projected cash flows related to the identifiable and unidentifiable intangible assets acquired from Momentum. It was concluded that, with the principal exception of the Momentum technology utilized in the Level 8's Falcon product set and the XIPC products, the goodwill and intangible acquired in the Momentum transaction should be written off. Accordingly, during the fourth quarter of 1998, the Company adjusted the carrying value of its identifiable and unidentifiable assets to their fair value of $32,217, resulting in a non-cash impairment loss of $4,601.

       During the fourth quarter of 1998, the Company reorganized its existing operations due to its acquisition of Seer. The restructuring included a staff reduction of 20% (15 employees), the abandonment of certain leased facilities, and the write-down to fair value of certain capitalized software costs for product lines which were being discontinued. The Company recorded a restructuring charge of approximately $1.5 million, which consisted of approximately $.7 million in personnel-related charges, approximately $.3 million in costs associated with carrying vacated space until the lease expiration date, approximately $.2 million of property and equipment related charges, approximately $.2 million in write-down of capitalized software costs, and approximately $.1 million in professional fees related to the restructuring. To date, the Company has paid approximately $.1 million in cash related to the restructuring. The Company believes the accrued restructuring cost of $1.0 million at December 31, 1998 represents its remaining cash obligations.

       PROVISION FOR INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effective income tax rate for continuing operations decreased from 35% for 1997 to (2%) for 1998 primarily because an income tax benefit was not recorded for the net loss incurred in 1998. The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 1998 since management does not believe that it is more likely than not that these assets will be realized.

       DISCONTINUED OPERATIONS. The loss on disposal of ProfitKey was approximately $1.2 million. The loss on discontinued operations related to ProfitKey was $.14 million for 1998.

       IMPACT OF INFLATION. Inflation has not had a significant effect on the Company's operating results during the periods presented.


LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents increased $.7 million in 1996 to $3.3 million at year end. During 1996, the Company completed a second public offering of common stock for net proceeds of $9.1 million. Net cash outflow of $1.1 million used in operating activities in 1996 was partially funded through the 1996 public offering. The net cash used by operations in 1996 consisted of increases in operating expenses to support headcount growth, principally for sales and marketing in new functions and regions. Net cash used in investing activities was $7.2 million, primarily as a result of a net $4.5 million investment in marketable securities. The Company also invested $1.5 million in property and capitalized software costs, and $1.2 million was used by the Company's discontinued operations.

         During 1997, cash and cash equivalents increased $3.7 million to $7.0 million at year end. The increase was due primarily to the Company's investment activities in marketable securities offset by a $1.7 million investment for capitalized software development costs and equipment, and a $1 million use of cash by the Company's discontinued operations. The Company funded its operations in 1997 with cash remaining from the 1996 offering.

       During 1998, cash and cash equivalents decreased by $1 million to $6 million at year end. The decrease in cash is due to the purchase of $.9 million in equipment, spending of $1.2 million for capitalized software development costs, and debt service of $1.5 million. This decrease was offset by $1.7 million of cash provided by operations, $.5 million from the sale of ProfitKey, and $.4 million of net cash acquired from acquisitions. Additionally, the Company borrowed $12 million from Liraz which was used to pay down Seer's bank debt on December 31, 1998.

       As of December 31, 1998, the Company did not have any material commitments for capital expenditures. Future maturities on the Company's outstanding debt at December 31, 1998 include $13.7 million in 1999, $13.3 million in 2000 and $.7 million in 2001. Of such amounts, $.6 million in 1999 and $12.5 million in 2000 are due to Liraz, the Company's controlling shareholder.

       The Company has agreed to acquire the remaining equity of Seer and expects to complete the acquisition of the remaining Seer shares in the second quarter of 1999 for approximately $1.7 million. In connection with the acquisition of Seer, the Company committed to fund Seer's operations through January 15, 2000, if necessary.

       During the fourth quarter of 1998, the Company issued $3 million in notes to the sellers of Momentum as additional consideration, as provided for in the purchase agreement. These notes bear interest at 10% per year retroactive to the Momentum acquisition date of March 26, 1998, payable in four equal installments plus interest on December 1, 1998, November 26, 1999, November 20, 2000, and November 15, 2001. There are no financial covenants in these notes.

       In connection with the acquisition of 69% of Seer on December 31, 1998, the Company issued a $12 million note payable to Liraz and applied the proceeds to pay off Seer's bank debt. In connection therewith, the Company and Liraz agreed that the Company would effect a pro rata offering to its shareholders of shares of preferred stock intended to have an aggregate liquidation preference initially equal to the principal and accrued interest under the note and to be convertible into an aggregate number of common stock determined by dividing the aggregate liquidation preference (which will accrete at the rate of 12% a year, compounded quarterly) by the conversion price. The conversion price would be an amount equal to the greater of $5.00 and two-third of the average closing price of a share of the Company's common stock during the 20 trading days ending on the fifth trading day before the rights offering. Each share of preferred stock would be entitled to two votes for each share of common stock into which it is convertible. The preferred stock would be redeemable at the Company's option at any time after June 30, 2000, upon at least 30 days' notice, at a redemption price equal to the preferred stock's accreted liquidation preference. The purchase price for each share of preferred stock to be offered to the Company's shareholders would equal its initial liquidation preference. Liraz would be permitted to pay the purchase price for any preferred stock it purchases in the offering with cash or by reducing the amount payable to it under the $12 million note. If the rights offering is consummated before June 30, 1999, the Company is required to use the net proceeds of the rights offering to prepay the unpaid balance under the $12 million note. In the context of reviewing other financing alternatives, the Company and Liraz are currently reevaluating the proposed rights offering and may determine not to proceed with the rights offering.

       As of December 31, 1998, Seer had outstanding borrowings of $12.3 million under its credit facility with a commercial bank (the "Credit Facility") at an interest rate of 7.75%. Subsequent to December 31, 1998, the Credit Facility was amended to include the Company as a borrower. As amended, the Credit Facility provides for borrowings up to the lesser of $25 million or the sum of (i) eligible receivables, (ii) a $7 million term loan payable in monthly installments over two years, commencing on January 1, 2000, and (iii) a $2.5 million equipment loan payable over two and one-half years, commencing on April 1, 1999. There are no other financial covenants. The Credit Facility will bear interest at Prime Rate through June 30, 1999, Prime Rate plus 1% per annum through June 30, 2000, and Prime Rate plus 2% per annum thereafter. The Credit Facility as amended is due on demand and terminates on December 31, 1999; however, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Credit Facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property. The $12 million note and other debt payable to Liraz is subordinate in right of payment to the Credit Facility.

       In early 1999, management began both to effect the various restructuring actions discussed previously and to implement other cost control and cost reduction efforts. Management's planned actions also include the sale of certain technologies that are not closely related to the Company's current strategic direction and positioning the Company for the proposed rights offering or an alternative financing transaction.

       The Company incurred a net loss of $26.2 million and has negative working capital of $20.3 million and an accumulated deficit of $26.4 million at December 31, 1998. Additionally, Seer, in which the Company acquired a 69% interest on December 31, 1998, reported a loss of $62.4 million for its most recent fiscal year. The Company's ability to generate positive cash flow is dependent upon the Company achieving and sustaining certain cost reductions and generating sufficient revenues for the year. The Company already implemented certain steps to, among other things, reduce headcount, restructure operations and eliminate various costs from the business. As discussed above, the Company has also renegotiated the Credit Facility to increase borrowing capacity. Liraz has committed to provide the Company up to $7.5 million of working capital on an as needed basis, upon thirty days notice. Advances, if any, made under the commitment would become due and payable upon the earlier of March 31, 2000 or the successful completion of an equity financing which provides more than $7.5 million in proceeds to the Company. The advancement of funds under the commitment is subject to the Company's acceptance of certain terms including possible conversion of the outstanding balance, if any, to common stock of the Company and the execution of appropriate documentation. Management's plans also include the possibility of raising additional equity financing. The Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the Credit Facility and Liraz commitment will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

YEAR 2000

       The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000 Problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

       SOFTWARE SOLD TO CONSUMERS. The Company believes that it has substantially identified potential Year 2000 Problems with the software products that it develops and markets. See "Item 1. Business - Products and Services," for a further discussion of the Company's products. The Company's Seer*HPS toolset products are designed to allow developers to develop applications that are Year 2000 compliant, through the use of four-digit year fields which can accept and accurately represent dates both before and after the Year 2000. Once a four-digit year is properly input, applications built with the Seer*HPS toolset can properly process the dates.

       Dates may be input into these applications either by entering a four-digit year or, as a shortcut, by entering the last two digits of the year. In the latter case, the application assigns a century to the date and "feeds back" a four-digit year to the user by displaying it on the screen. For all versions of Seer*HPS above 5.2.3K, the century is assigned according to a moving 100-year window. The Company has made available documentation to its customers that explains how this moving 100-year window can be adjusted, both on the workstation platform and on the host. For version 5.2.3K, the century is assigned a default value of "19". In either case, the user can either accept the proposed four-digit date or correct it, if the application has assigned the wrong century in a particular case.

       The foregoing description related to Seer*HPS versions 5.2.4S and higher (for the workstation) and 5.2.3K and higher (for the host), which were released in December 1995. The Company believes that if operated properly, applications constructed with these versions in accordance with the product documentation should not manifest Year 2000-related errors traceable to the Seer*HPS product. The Company does not believe any of its customers are using earlier versions of the software.

       The Company cannot, however, eliminate the possibility of input errors, where input is in the form of two-digit years. Among other potential errors, it is possible to introduce incorrect dates into applications using the shortcut mentioned above if the operator is inattentive to the feedback, or if the operator or batch data inputs dates represented as two-digit years, without any way for the operator to determine which century a given year falls in. The Company has attempted to identify the possible errors by making documentation available to its customers.

       With respect to the Company's Seer*HPS development environment itself, the Company is not aware of any Year 2000 issues except the following. The tools store certain information with respect to objects created using the tools (such as the dates the object was created or last modified) as two-digit dates. Because of the way the tools use these dates, the Company does not believe this will cause any Year 2000-related problems except in the limited instance of migrations spanning the century boundary. The Company has made available to its customers documentation calling their attention to this issue and a workaround.

       Accordingly, the Company believes that it has fulfilled its obligations to its customers with respect to Year 2000 functionality. However, the law in this area is still evolving and lawsuits are being filed against software companies on an ongoing basis, many of them asserting novel theories of damage and liability. Accordingly, no assurance can be given that claims will not be made against the Company relating to date-processing issues or that the effect of such claims on the Company will not be material.

       INTERNAL INFRASTRUCTURE. The Company is currently identifying substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business and has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process by the middle of 1999.

       SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

       The Company's assessment of its internal systems is approximately 80% complete. Based on its current assessment, the Company does not believe the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will have a material adverse effect on the Company's financial condition, cash flows, or results of operations.

       SUPPLIERS. The Company has reviewed information from third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

       MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could suffer the following consequences:

       1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

       2. a lesser number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

       CONTINGENCY PLANS. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the middle of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

       DISCLAIMER. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

EURO CONVERSION

       Several European countries will adopt a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. The Company is reviewing the anticipated impact the Euro may have on its internal systems and on its competitive environment. The Company believes its internal systems will be Euro capable without material modification cost. Further, the Company does not presently expect the introduction of the Euro currency to have an adverse material impact on the Company's financial condition, cash flows, or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Prior to the acquisition of Seer, the Company was not exposed to significant risks of foreign currency fluctuation. Following the acquisition of Seer, the Company's US-based operations now have significant receivables denominated in foreign currency and are subject to transactions gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U. S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to shareholders' equity. Based upon the foregoing, the Company intends to begin hedging transactions in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this item appears beginning on page F-1 of this report. See Items 14(a)(1) and (2).

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       On January 21, 1999, the Company engaged PricewaterhouseCoopers LLP to replace Grant Thornton LLP as its independent auditors. For further information regarding this change, reference is made to the Company's Forms 8-K filed with the Securities and Exchange Commission (the "Commission") on December 22, 1998 and January 21, 1999 and the Form 8-K/A filed with the Commission on January 11, 1999. Reference is also made to the Letter to the Commission from Grant Thornton LLP dated January 11, 1999 and filed as Exhibit 99.2 to the Form 8-K/A on January 11, 1999. On January 28, 1998, the Company engaged Grant Thornton LLP to replace Lurie, Besikof, Lapidus & Co., LLP. For further information regarding this change, reference is made to the Company's Forms 8-K filed with the Securities and Exchange Commission on January 30, 1998.


                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION.

       The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors - Director Compensation" and "- Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item is incorporated by reference to information to be included under the caption, "Certain Relationships and Related Party Transactions" and "Election of Directors - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)    The following documents are filed as part of this Report:

              1.     Financial Statements:

                     The following financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

                     Reports of Independent Certified Public Accountants

                     Consolidated Balance Sheets as of December 31, 1998 and
                            1997

                     Consolidated Statements of Operations for the years ended
                            December 31, 1998, 1997 and 1996

                     Consolidated Statements of Changes in Shareholders' Equity
                            for the years ended December 31, 1998, 1997 and 1996

                     Consolidated Statements of Cash Flows for the years ended
                            December 31, 1998, 1997 and 1996

                     Notes  to Consolidated Financial Statements

              2.     Financial Statement Schedules:

                     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

              3.     (a)    Exhibits: The following exhibits are filed as part
                            of this Report. Parenthetical references indicate incorporation by reference to documents previously filed by the Company with the Securities and Exchange Commission.

                     2.1 Agreement dated November 23, 1998 among the Company and Welsh, Carson, Anderson & Stowe VI L.P. ("WCAS") and related parties (the "WCAS Parties") named therein relating to the acquisition of capital stock of Seer Technologies, Inc. by the Company (filed as exhibit 2.1 to the Seer Technologies, Inc. Form 10-K for the fiscal year ended September 30, 1998, No. 0-26194, and incorporated herein by reference.)

                            2.2 Amendment No. 1 to the Agreement dated November 23, 1998 among the Company and WCAS and the WCAS Parties relating to the acquisition of capital stock of Seer (filed as Exhibit (c)(2) to the Company' s Schedule 13e-3 filed on March 29, 1999 and incorporated herein by reference).

                            3.1 Restated Certificate of Incorporation of the Company (filed as exhibit 3.1 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference.)

                            3.2 By-Laws of the Company (filed as exhibit 3.2 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            4.1 Form of Warrant(s) representing the 250,000 Level 8 warrants issued to the WCAS Parties (filed as exhibit 8.2(A) to Seer's Annual Report on Form 10-K for the year ended September 30, 1998, No. 0-26194, and incorporated herein by reference).

                            10.1 The Company's February 2, 1995 Non-Qualified Option Plan (filed as exhibit 10.1 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).*

                            10.2 Amended and Restated Employment Agreement, effective November 8, 1996, between Level 8 Technologies, Inc. ("Level 8 Technologies") and Samuel Somech (filed as exhibit 10.12 to Registration Statement No. 33-92230 on Form S-1/A and incorporated herein by reference).*

                            10.2A Amendment dated February 26, 1999 to the Employment Agreement between the Company and Samuel Somech dated November 8, 1996 (filed herewith).*

                            10.3 Consulting Agreement, effective April 1, 1995, between the Company and Theodore Fine (filed as exhibit 10.13 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).*

                            10.4 Form of Amendment, dated June, 1995, among the Company, Registrant and Theodore Fine (filed as exhibit 10.13A to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).*

                            10.5 Employment Agreement, dated May 1, 1995, between the Company and Arie Kilman (filed as exhibit 10.14 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.5A Amendment to Employment Agreement, dated as of September 18, 1996 between the Company and Arie Kilman (filed as exhibit 10.14A to Registration Statement No. 33-9230 on Form S-1 and incorporated herein by reference).*

                            10.5B Amendment to Employment Agreement, dated December 16, 1996, between the Company and Arie Kilman (filed as exhibit 10.14B to Registration Statement No. 33-92230 on Form S-1/A and incorporated herein by reference).*

                            10.6 Employment Agreement between the Company and Joseph Schwartz dated June 1, 1998 (filed herewith).*

                            10.6A Employment Agreement between the Company and Gonen Ziv dated

                                   April 2, 1998 (filed herewith).*

                            10.7 Agreement, dated June 13, 1995, between the Company and Liraz (filed as exhibit 10.23 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.8 Registration Rights Agreement, dated June 13, 1995, between the Company and Liraz (filed as exhibit 10.24 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.9 Form of Warrant Agreement, between the Company and Hampshire Securities Corporation for 135,000 shares of common stock (filed as exhibit 10.27 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.10 Form of Loan Agreement, dated June, 1995, between the Company and Liraz regarding Registrant's agreement to repay the principal amount of $1,228,172 (filed as exhibit 10.28 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.11 Form of Loan Agreement, dated June, 1995, between the Company and Liraz regarding Registrant's agreement to repay the principal amount of $628,172 (filed as exhibit 10.29 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.12 Development Agreement dated July 17, 1995 between Microsoft Corporation and the Company (filed as exhibit 10.38 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.13 Letter Agreement dated June 1, 1995 from Visa International Service Association to the Company (filed as exhibit 10.39 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.14 Development Agreement dated December 19, 1995 between Liraz and the Company (filed as exhibit 10.38 to Registration Statement No. 33-92230 on Form S-1 and incorporated herein by reference).

                            10.14A Amendment No. 1 to the Development Agreement
                                   dated December 15, 1995 between Liraz and the Company (filed herewith).

                            10.15 Agreement and Plan of Reorganization by and among the Company, Middleware Acquisition Corporation, Momentum Software Corporation, and Robert Brill, Bruns Grayson and Hubertus Vandervoort, as Trustees of the Momentum Liquidating Trust, on Behalf of the Securityholders of Momentum Software Corporation dated February 27, 1998 (filed as exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

                            10.16  Form of Employee's Non Competition,
                                   Confidentiality and Invention Assignment
                                   Agreement (filed as exhibit 10.6 to Seer's
                                   Registration Statement No. 33-92050 on Form
                                   S-1 and incorporated herein by reference).

                            10.17  Form of Consultant's Non Competition,
                                   Confidentiality and Invention Assignment
                                   (filed as exhibit 10-7 to Seer's Registration Statement No. 33-92050 on Form S-1 and incorporated herein by reference).

                            10.18 Lease Agreement, dated December 25, 1992, between Seer Technologies, Inc. and Capital & Counties (London, England) (filed as exhibit
                                   10.22 to Seer' Registration Statement No.
                                   33-92050 on Form S-1 and incorporated herein by reference).

                            10.19  Employment Agreement between Steven
                                   Dmiszewicki and the

                                   Company dated December 4, 1998 (filed
                                   herewith)*

                            10.20 Credit Agreement between Seer and Greyrock Business Credit, dated March 26, 1997 (filed as exhibit 10.46 to Seer's Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194, and incorporated herein by reference), as amended by the Amendment thereto dated May 5, 1998 (filed as exhibit
                                   10.53 and incorporated herein by reference).

                            10.21 Lease Amendment for Seer's Cary Office, dated March 31, 1997, between Seer and Regency Park Corporation (Cary, NC) (filed as exhibit
                                   10.47 to Seer's Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194, and incorporated herein by reference), as amended by Addendum #1 thereto added July 6, 1998 (filed as exhibit 10.58 and incorporated herein by reference).

                            10.21A Lease Amendment for Seer's Cary Office, dated
                                   January 21, 1999, between Seer and Regency
                                   Park Corporation (Cary, NC) (filed herewith).

                            10.22 Amendment to Credit Agreement between Seer and Greyrock Business Credit, dated May 5, 1998 (filed as exhibit 10.53 to Seer's Quarterly Report on Form 10-Q for the period ended March 31, 1998, No. 0-26194, and incorporated herein by reference; original agreement is exhibit 10.46 to Seer's Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194, and incorporated herein by reference).

                            10.23 Addendum #1 to the Lease Agreement between Seer and Regency Park Corporation (Cary, NC), dated July 6, 1998 (filed as exhibit 10.58 to Seer's Quarterly Report on Form 10-Q for the period ended June 30, 1998, No. 0-26194, and incorporated herein by reference; original agreement is exhibit 10.47 to Seer's Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 0-26194, and incorporated herein by reference).

                            10.24 Amendment dated December 31, 1998 between Greyrock Capital, a division of NationsCredit Corporation (formerly Greyrock Business Credit) and Seer to the Loan and Security Agreement between Greyrock Business Credit and Seer dated March 26, 1997, as amended (filed as exhibit 10.60 to Seer's Annual Report on Form 10-K for the year ended September 30, 1998, No. 0-26194, and incorporated herein by reference).

                            10.25 Level 8 Guaranty Agreement dated December 31, 1998 (filed as exhibit 10.1 to the Company's Form 8-K filed as of January 15, 1999, No. 0-26392, and incorporated herein by reference).

                            10.26 Level 8 Promissory Note dated December 31, 1998, in favor of Liraz Systems Ltd. in the principal amount of $12,000,000 (filed as exhibit 10.2 to the Company's Form 8-K filed as of January 15, 1999, No. 0-26392, and incorporated herein by reference).

                            10.27 Seer Promissory Note dated December 31, 1998, in favor of Level 8 in the principal amount of $12,000,000 (filed as exhibit 10.3 to the Company's Form 8-K filed as of January 15, 1999, No. 0-26392, and incorporated herein by reference).

                            10.28 Liraz Agreement dated December 31, 1998 (filed as exhibit 10.4 to the Company's Form 8-K filed as of January 15, 1999, No. 0-26392, and incorporated herein by reference).

                            10.29 Amended and Restated Loan and Security Agreement among Seer, the Company and Greyrock Capital, a division of NationsCredit Commercial Corporation, dated March 30, 1999 (filed herewith).

                            11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

                            16.1 Letter from Lurie, Besikof, Lapidus and Co., LLP regarding change in certifying accountant (filed as exhibit 1 to the Company's Form 8-K filed as of January 28, 1998, No. 0-26392, and incorporated herein by reference).

                            16.2 Letter from Grant Thornton LLP regarding change in certifying accountant, dated December 22, 1998 (filed as exhibit 16 to the Company's Form 8-K filed as of December 22, 1998, No. 0-26392, and incorporated herein by reference).

                            16.3 Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 11, 1999 (filed as exhibit 99.2 to the Company's Form 8-K/A filed as of January 11, 1999, No. 0-26392, and incorporated herein by reference).

                            21.1 List of subsidiaries of the Company (filed herewith).

                            23.1 Consent of PricewaterhouseCoopers LLP (filed herewith).

                            27.1 Financial Data Schedule for Company (filed herewith).

                     *      Management contract or compensatory agreement.


                     (b)    Reports on Form 8-K


       On October 13, 1998, the Company filed a Form 8-K to announce that the Company had entered into a license agreement with Microsoft Corporation. On December 22, 1998, the Company filed a Form 8-K, and on January 11, 1999, the Company filed a Form 8-K/A, to record the dismissal of its independent auditors, Grant Thornton LLP. On January 15, 1999, the Company filed a Form 8-K to announce the acquisition of 69% of the outstanding and issuable common stock of Seer Technologies, Inc., and on January 21, 1999, the Company filed a Form 8-K to announce the engagement of PricewaterhouseCoopers LLP as its independent auditors.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEVEL 8 SYSTEMS, INC.


                              By: /S/ ARIE KILMAN
                                  ---------------------------------------------
                              Arie Kilman
                              Chairman of the Board and Chief Executive Officer



                              Date: March 31, 1999
                                   --------------------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 31, 1999         /S/ ARIE KILMAN
       ------------------     -------------------------------------------------
                              Arie Kilman
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

Date:  March 31, 1999         /S/ STEVEN DMISZEWICKI
       ------------------     -------------------------------------------------
                              Chief Operating Officer (Principal Financial and
                              Accounting Officer)


Date:  March 31, 1999         /S/ SAMUEL SOMECH
       ------------------     -------------------------------------------------
                              Samuel Somech
                              President and Director


Date:  March 31, 1999         /S/ ROBERT M. BRILL
       ------------------     -------------------------------------------------
                              Robert M. Brill
                              Director


Date:  March 31, 1999         /S/ MICHEL BERTY
       ------------------     -------------------------------------------------
                              Michel Berty
                              Director


Date:  March 31, 1999         /S/ THEODORE FINE
       ------------------     -------------------------------------------------
                              Theodore Fine
                              Director


Date:  March 31, 1999         /S/ LENNY RECANATI
       ------------------     -------------------------------------------------
                              Lenny Recanati
                              Director

Date:  March 31, 1999         /S/ FRANK J. KLEIN
       ------------------     -------------------------------------------------
                              Frank J. Klein
                              Director


                             LEVEL 8 SYSTEMS, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------

Reports of Independent Accountants......................................   F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets.............................................   F-5
Consolidated Statements of Operations...................................   F-6
Consolidated Statements of Changes in Shareholders' Equity..............   F-7
Consolidated Statements of Cash Flows...................................   F-8
Notes to Consolidated Financial Statements..............................   F-10

                        Report of Independent Accountants

                                -----------------



To the Shareholders of Level 8 Systems, Inc.

       In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Level 8 Systems, Inc. (the "Company") and its subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of December 31, 1997 and for the year then ended and for the year ended December 31, 1996 were each audited by other independent accountants whose reports, dated February 23, 1998 and January 31, 1997, respectively, expressed unqualified opinions on those statements.

As explained in Note 14, the Company has entered into certain agreements with its primary shareholder, Liraz Systems, Ltd.




/s/ PricewaterhouseCoopers LLP

Washington, D.C.
March 31, 1999

                        Report of Independent Accountants

                                -----------------



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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Level 8 Systems, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                   /s/ Grant Thornton LLP

New York, New York
February 23, 1998 (except for Note 2, as to which the date is February 27, 1998 and Note 3, as to which the date is April 6, 1998)

                          Independent Auditor's Report

                                -----------------



Shareholders and Board of Directors
Level 8 Systems, Inc.

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Level 8 Systems, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Level 8 Systems, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                   /s/ Lurie, Besikof, Lapidus & Co., LLP

Minneapolis, Minnesota
January 31, 1997, (except for Note 3, as to which the date is April 6, 1998)

                              LEVEL 8 SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                     December 31,  December 31,
                                                                         1998         1997
                                                                       --------     --------

ASSETS
  Cash and cash equivalents                                            $  6,078     $  7,062
  Trade accounts receivable, less allowance for doubtful accounts        16,992        6,455
  Note receivable for sale of subsidiary                                  2,000         --
  Due from related party                                                    271         --
  Income taxes receivable                                                  --            406
  Inventory                                                                --            336
  Prepaid expenses and other current assets                               2,606          421
  Net assets from discontinued operations                                  --          3,577
                                                                       --------     --------
        Total current assets                                             27,947       18,257

  Property and equipment, net                                             2,682          974
  Goodwill and other intangibles, net                                    32,217        1,793
  Capitalized software costs, net                                         6,753        2,168
  Other assets                                                            1,171          290
                                                                       --------     --------
        Total assets                                                   $ 70,770     $ 23,482
                                                                       --------     --------
                                                                       --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes payable, due on demand                                         $ 12,275     $   --
  Current maturities of loan from related party                             628          128
  Current maturities of long-term debt                                      799            7
  Accounts payable                                                        3,691        1,936
  Accrued expenses:
    Compensation                                                            318           82
    Commissions                                                           1,021           17
    Restructuring                                                           973         --
    Merger - related                                                      4,803         --
    Other                                                                 8,275          125
  Due to related party                                                       82         --
  Customer deposits and deferred revenue                                 13,075           42
  Deferred taxes                                                           --             94
  Income taxes payable                                                    1,781         --
                                                                       --------     --------
        Total current liabilities                                        47,721        2,431

  Deferred revenue                                                           97         --
  Long-term debt, net of current maturities                               1,541           16
  Loan from related party, net of current maturities                     12,519          202
  Deferred income taxes                                                    --            462
                                                                       --------     --------
        Total liabilities                                                61,878        3,111
                                                                       --------     --------

  Commitments and contingencies (Notes 16 and 17)

  Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized;
      no shares issued or outstanding at December 31, 1998 and 1997        --           --
    Common stock, $0.01 par value, 15,000,000 shares authorized;
      8,708,231 and 7,044,634 shares issued and outstanding at
      December 31, 1998 and 1997, respectively                               87           70
    Additional paid-in-capital                                           34,045       20,603
    Accumulated deficit                                                 (25,240)        (184)
    Accumulated other comprehensive income                                 --           (118)
                                                                       --------     --------
        Total shareholders' equity                                        8,892       20,371
                                                                       --------     --------
        Total liabilities and shareholders' equity                     $ 70,770     $ 23,482
                                                                       --------     --------
                                                                       --------     --------


         The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                          For the Years Ended
                                                                              December 31,
                                                                    1998         1997         1996
                                                                  --------     --------     --------
Operating revenue:
          Software products                                       $  1,552     $  4,354     $  1,485
          Services                                                   9,133       10,171        5,521
          Other                                                       --            155          266
                                                                  --------     --------     --------
                Total operating revenue                             10,685       14,680        7,272

Cost of revenue:
          Software products                                          2,060        2,554        1,422
          Services                                                   5,973        4,995        3,056
          Other                                                       --             40           39
                                                                  --------     --------     --------
                Total cost of revenue                                8,033        7,589        4,517

Gross profit                                                         2,652        7,091        2,755

Operating expenses:
          Research and product development                           2,111        1,057          531
          Selling, general and administrative                        9,777        4,473        2,966
          Amortization of goodwill and other intangibles             1,933          422          422
          Purchased in-process research and development              5,892         --           --
          Write-off of goodwill and other intangibles                4,601         --           --
          Restructuring charge                                       1,540         --           --
                                                                  --------     --------     --------
                Total operating expenses                            25,854        5,952        3,919
                                                                  --------     --------     --------
Income (loss) from operations                                      (23,202)       1,139       (1,164)

Other income (expense):
          Interest income                                              283          410          170
          Gain on sale of ASU                                         --             60         --
          Interest expense                                            (364)         (20)         (25)
                                                                  --------     --------     --------
                Other income (expense), net                            (81)         450          145
                                                                  --------     --------     --------
Income (loss) from continuing operations before provision
    for income taxes                                               (23,283)       1,589       (1,019)
Income tax provision (benefit)                                         405          553         (174)
                                                                  --------     --------     --------
Income (loss) from continuing operations                           (23,688)       1,036         (845)

Income (loss) from discontinued operations, net of tax                (135)          53          (40)

Gain (loss) on disposal of discontinued operations, net of tax      (1,233)        --         (1,484)
                                                                  --------     --------     --------
Net income (loss)                                                 $(25,056)    $  1,089     $ (2,369)
                                                                  --------     --------     --------
                                                                  --------     --------     --------

Income (loss) per share from continuing operations - basic        $  (3.14)    $   0.15     $  (0.14)
Income (loss) per share from discontinued operations - basic      $  (0.18)    $   0.01     $  (0.25)
                                                                  --------     --------     --------
          Total income (loss) per common share - basic            $  (3.32)    $   0.16     $  (0.39)
                                                                  --------     --------     --------
                                                                  --------     --------     --------

Income (loss) per share from continuing operations - diluted      $  (3.14)    $   0.13     $  (0.14)
Income (loss) per share from discontinued operations - diluted    $  (0.18)    $   0.01     $  (0.25)
                                                                  --------     --------     --------
          Total income (loss) per common share - diluted          $  (3.32)    $   0.14     $  (0.39)
                                                                  --------     --------     --------
                                                                  --------     --------     --------

Weighted average common shares outstanding - basic                   7,552        6,992        6,076
Weighted average common shares outstanding - diluted                 7,552        7,561        6,076


         The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                             Additional       Retained
                                                Common Stock               Paid-In        Earnings
                                           Shares          Amount          Capital       (Deficit)
                                         ------------    ------------    ------------    -----------
Balance as of 12/31/95                          5,922     $     59         $ 10,371       $  1,096

Common Stock
   Private investor                               247            2            2,607
   Public offering                                705            7            6,470
   Stock option exercises                          81            1               58
Cumulative translation adjustment
Adjustment of unearned compensation
Net loss                                                                                    (2,369)
                                                -----     --------          --------      --------

Balance as of 12/31/96                          6,955           69            19,506        (1,273)


Stock option and warrant exercises                 90            1               507
Additional public offering costs                                                (137)
Net income                                                                       464
Unearned compensation related to
  issuance of non-employee stock options                                         263
Adjustment of unearned compensation
Net income                                                                                   1,089
                                                -----     --------          --------      --------

Balance as of 12/31/97                          7,045           70            20,603          (184)


Shares issued for Momentum                        595            6             6,480
Shares issued for Seer                          1,000           10             6,088
Warrants issued for Momentum                                                     654
Warrants issued for Seer                                                         280
Stock option and warrant exercises                 68            1                58
Adjustment of unearned compensation                                             (118)
Net loss                                                                                   (25,056)
                                                -----     --------          --------      --------

Balance as of 12/31/98                          8,708     $     87          $ 34,045      $(25,240)
                                                -----     --------          --------      --------
                                                -----     --------          --------      --------

                                          Accumulated
                                             Other
                                         Comprehensive
                                            Income            Total
                                          ------------      --------
Balance as of 12/31/95                      $    (28)       $ 11,498

Common Stock
   Private investor                                            2,609
   Public offering                                             6,477
   Stock option exercises                                         59
Cumulative translation adjustment                 (5)             (5)
Adjustment of unearned compensation               30              30
Net loss                                                      (2,369)
                                            --------        --------

Balance as of 12/31/96                            (3)         18,299


Stock option and warrant exercises                               508
Additional public offering costs                                (137)
Net income                                                       464
Unearned compensation related to
  issuance of non-employee stock options         (263)            --
Adjustment of unearned compensation               148            148
Net income                                                     1,089
                                             --------       --------

Balance as of 12/31/97                           (118)        20,371


Shares issued for Momentum                                     6,486
Shares issued for Seer                                         6,098
Warrants issued for Momentum                                     654
Warrants issued for Seer                                         280
Stock option and warrant exercises                                59
Adjustment of unearned compensation                118           --
Net loss                                                     (25,056)
                                             --------       --------

Balance as of 12/31/98                    $      --       $  8,892
                                           --------       --------
                                           --------       --------






         The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            For the Years Ended
                                                                                December 31,
                                                                      1998         1997         1996
                                                                    --------     --------     --------
Cash flows from operating activities:
  Net income (loss)                                                 $(25,056)    $  1,089     $ (2,369)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities, net of assets
     and liabilities acquired:
    (Income) loss from discontinued operations                           135          (53)          40
    (Gain) loss on sale of businesses                                  1,233          (60)       1,484
    Depreciation and amortization                                      3,175          788          458
    Deferred income taxes                                               (129)         281           90
    Provision for uncollectible accounts                                 838          332          165
    Loss on disposal of property                                         407         --           --
    Purchased in-process research and development                      5,892         --           --
    Write-off of goodwill and other intangibles                        4,601         --           --
    Write-down of capitalized software costs                             723         --           --
    Other                                                               --            120         --
    Changes in assets and liabilities:
      Trade accounts receivable                                        3,255       (4,376)      (1,969)
      Prepaid expenses and other assets                                (755)        (156)        (616)
      Net assets of discontinued operations                             --            507          726
      Accounts payable, accrued expenses,
         and income taxes payable                                      2,450          969          930
      Customer deposits and deferred revenue                           4,888           42         --
                                                                    --------     --------     --------
        Net cash provided by (used in) operating                       1,657         (517)      (1,061)
         activities

Cash flows from investing activities:
  Cash received from acquisitions                                        916         --           --
  Cash expenditures for acquisitions                                    (484)        --           --
  Proceeds from sales of subsidiaries                                    464           65          157
  Change in net assets of discontinued operations                       --           (888)      (1,191)
  Purchase of marketable securities                                     --         (1,998)      (6,525)
  Redemption of marketable securities                                   --          8,523        2,045
  Employee advances (repayments)                                        --           --           (102)
  Purchases of property and equipment                                   (941)        (516)        (413)
  Capitalization of software development costs                        (1,177)      (1,156)      (1,182)
                                                                    --------     --------     --------
    Net cash provided by (used in) investing                          (1,222)       4,030       (7,211)
    activities

Cash flows from financing activities:
  Issuance of common shares                                               59          507       10,529
  Costs of issuance of common shares                                    --           (137)      (1,383)
  Change in net assets of discontinued operations                       --             (7)         (39)
  Payments under capital lease obligations                               (45)        --           --
  Borrowings from related party                                       12,000         --           --
  Payments on loans to related party                                    (683)        (123)        (118)
  Paydown of line of credit                                          (12,000)        --           --
  Payment on other long-term debt                                       (750)          (9)         (10)
                                                                    --------     --------     --------
    Net cash provided by (used in) financing activities               (1,419)         231        8,979

Net increase (decrease) in cash and cash equivalents                    (984)       3,744          707

Cash and cash equivalents:
  Beginning of period                                                  7,062        3,318        2,611
                                                                    --------     --------     --------

  End of period                                                     $  6,078     $  7,062     $  3,318
                                                                    --------     --------     --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                                    $   --       $     11     $     92
                                                                    --------     --------     --------
                                                                    --------     --------     --------
    Interest                                                        $    293     $     20     $     25
                                                                    --------     --------     --------
                                                                    --------     --------     --------

Noncash Investing and Financing Activities


         The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (continued)
                 (in thousands, except share and per share data)

During 1998, the Company acquired all of the common stock of Momentum Software Corporation ("Momentum") for approximately $10,717. In connection with the acquisition, the Company issued 594,866 shares of common stock, warrants to purchase an additional 200,000 shares of common stock, and a $3,000 note. See
Note 2.

A reconciliation of the cost of the acquisition to the net cash received from the acquisition is as follows:


              Fair value of :
                   Assets received            $ 11,703
                   Liabilities assumed            (986)
                   Additional direct costs        (503)
                   Stock issued                 (6,485)
                   Warrants issued                (654)
                   Note payable issued          (3,000)
                                              --------
                   Cash paid                        75
                   Cash acquired                   437
                                              --------
                   Net cash received
                      from acquisition        $    362
                                              --------
                                              --------


During 1998, the Company acquired 69% of the voting stock of Seer Technologies, Inc. ("Seer") for approximately $7,754. In connection with the acquisition, the Company issued 1,000,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock. See Note 2.

A reconciliation of the cost of the acquisition to the net cash received from the acquisition is as follows:


              Fair value of :
                   Assets received            $ 55,081
                   Liabilities assumed         (47,327)
                   Additional direct costs        (966)
                   Stock issued                 (6,099)
                   Warrants issued                (280)
                                              --------
                   Cash paid                       409
                   Cash acquired                   479
                                              --------
                   Net cash received
                      from acquisition        $     70
                                              --------
                                              --------


During 1998, the Company renegotiated a royalty arrangement with its majority shareholder. The arrangement was financed through a $1,500 note. See Note 14.

During 1998, the Company sold its subsidiary ProfitKey International, Inc. in exchange for $464 in cash at closing and a $2,000 note receivable. See Note 3.

During 1997, the Company acquired certain computer equipment through the issuance of capital leases totaling $60.

During 1997, the Company recognized deferred unearned compensation expense related to the issuance of nonemployee stock options totaling $25.

During 1997, the Company sold its ASU consulting division for $65, resulting in a gain of $60. See note 3.

During 1996, the Company sold its subsidiary Bizware in exchange for $120 in cash at closing and a $110 note receivable. See Note 3.


         The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

NOTE 1.   SUMMARY OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT
            ACCOUNTING PRONOUNCEMENTS OPERATIONS

Level 8 Systems, Inc. ("Level 8" or the "Company") is a premier provider of scaleable enterprise application integration solutions through a combination of technologies and services that enable organizations to meet their information systems integration and management needs.

Liraz Systems, Ltd. and its wholly-owned subsidiaries own approximately 57% of Level 8's outstanding common stock at December 31, 1998.


PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. See Notes 2 and 3 regarding the acquisitions and sales of subsidiaries. All of the Company's subsidiaries are wholly-owned except for Seer Technologies, Inc. ("Seer"). The Company acquired a 69% interest in Seer on December 31, 1998. Seer had net liabilities of $24,535 at the acquisition date. The shareholders of the remaining 31% of the outstanding voting stock were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets. Accordingly, there is no minority interest for the Seer subsidiary reflected in the consolidated balance sheet at December 31, 1998. Because the acquisition occurred on December 31, 1998, the consolidated statement of operations does not include Seer's operations for 1998.

All significant intercompany accounts and transactions are eliminated in consolidation.


FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign subsidiaries of Seer are translated to U.S. dollars at the current exchange rate as of the balance sheet date. Statements of operations items are translated at average rates of exchange during each reporting period.


REVENUE RECOGNITION

Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"),as amended by Statement of Position 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2." SOP 97-2 requires each element of a software sale arrangement to be separately identified and accounted for based on the relative fair value of such element. Revenue cannot be recognized on any element of the sale arrangement if undelivered elements are essential to the functionality of the delivered elements.

Adoption of SOP 97-2 resulted in the deferral of license revenue of approximately $262. In addition, the unique nature of a significant contract resulted in the deferral of $3,700 of software revenue as of December 31, 1998. At least a portion of the license revenue for these contracts may have been recognized under SOP 91-1 "Software Revenue Recognition" which was effective in previous years.

Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9") will be effective for the Company's fiscal year beginning January 1, 1999. Retroactive application is prohibited. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. The Company is evaluating the future requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

Revenue from recurring maintenance contracts is recognized ratably over the maintenance contract period, which is typically twelve months. Maintenance revenue that is not yet earned is included in deferred revenue.

Revenue from consulting and training services is recognized as services are performed. Any unearned receipts from service contracts result in deferred revenue.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


COST OF REVENUE

The primary components of the Company's cost of revenue for its software products are packaging and distribution costs, software amortization and royalties. The primary component of the Company's cost of revenue for services is compensation expense.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less from the date of purchase. For these instruments, the carrying amount is considered to be a reasonable estimate of fair value. The Company places substantially all cash and cash equivalents with various financial institutions in both the United States and several foreign countries. At times, such cash and cash equivalents may be in excess of FDIC insurance limits.


INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or market and consists of software held for resale.


NET ASSETS OF DISCONTINUED OPERATIONS

As of December 31, 1997, net assets of discontinued operations of ProfitKey International, Inc. ("ProfitKey") consist primarily of service contracts acquired, software development costs, and accounts receivable. On April 6, 1998, the Company sold substantially all assets and operations of ProfitKey. See Note 3.


DEFERRED COSTS

At December 31, 1997, the Company had deferred costs of $178 relating to the acquisition of Momentum. The deferred acquisition costs were recorded as part of the purchase price of the acquisition during 1998.


PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

              Leasehold improvements       The lesser of the lease term
                                           or estimated useful life
              Furniture and fixtures       3 to 5 years
              Office equipment             3 to 5 years
              Computer equipment           3 to 5 years


Expenditures for repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


SOFTWARE DEVELOPMENT  COSTS

The Company capitalizes certain software costs after technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

Capitalized software costs are amortized over related sales on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of three years is assigned to capitalized software costs, once the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Each quarter, the Company evaluates the value of its capitalized software costs based on the estimated discounted future cash flows. See Note 6.


EXCESS OF COST OVER NET ASSETS OF BUSINESS ACQUIRED

Excess of Cost over Net Assets of Business Acquired consists of both identifiable and unidentifiable assets (goodwill) and is amortized on a straight-line basis over periods from three to seven years. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the related operations. See
Note 7.

COMPREHENSIVE INCOME

During 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. All prior periods have been presented to conform with the provisions of the statement. Other components of comprehensive income are included in the consolidated statement of shareholders' equity and consist of foreign currency translation adjustments and unearned compensation related to option grants to non-employees.

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Sales brochures and materials are carried as prepaid expenses until they are consumed or determined to be obsolete. Advertising expenses were approximately $770, $358, and $154, for the years ended December 31, 1998, 1997 and 1996, respectively.


RESEARCH AND PRODUCT DEVELOPMENT

Research and product development costs are expensed as incurred.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

The fair value of acquired in-process research and development ("IPR&D") projects acquired in business combinations is expensed immediately. The amount of purchase price allocated to IPR&D is determined based on independent appraisals obtained by the Company using appropriate valuation techniques, including percentage-of-completion which utilizes the key milestones to estimate the stage of development of each project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. At the respective dates of acquisition, the IPR&D projects had not yet reached technological feasibility and did not have alternative future uses. As discussed in Note 2, material risks existed with each IPR&D project, however, management expects that such projects will be completed.

INCOME TAXES

The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are generally considered. A valuation allowance is recorded when it is "more probable than not" that recorded deferred tax assets will not be realized.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


any potentially dilutive securities. Potentially dilutive securities outstanding during 1998, 1997 and 1996 include stock options and warrants to purchase common stock of the Company.


STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of SFAS 123 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in the Consolidated Statement of Operations for its stock option plans.
See Note 10.


ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.



RECLASSIFICATIONS

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.


NOTE 2.       ACQUISITIONS AND PRO FORMA FINANCIAL STATEMENTS

ACQUISITION OF MOMENTUM

On March 26, 1998, the Company acquired Momentum Software Corporation ("Momentum"). Under the agreement, Level 8 issued 594,866 shares of common stock and warrants to purchase 200,000 common shares at an exercise price of $13.108 per share. During the fourth quarter of 1998, the Company issued a $3,000 note as additional consideration as provided in the purchase agreement. The total cost of the acquisition was approximately $10,717. The acquisition was recorded utilizing purchase accounting. As a result of the acquisition of Momentum, the Company incurred a one-time charge to earnings of approximately $1,200 related to the estimated value of the purchase of in-process research and development costs. The remaining amount was allocated to other intangibles, goodwill and software development costs. The results of operations of Momentum are included in the financial statements since the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, and assembled workforce of Momentum. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $8,615. This excess of the purchase price over the fair values of assets acquired less liabilities assumed was allocated to goodwill.

The cost of the acquisition was allocated as follows:

              Cash                                         $    437
              Accounts receivable                               125
              Prepaid expenses and other current assets          52
              Property and equipment                            174
              In-process research and development             1,200
              Developed technology                            1,100
              Goodwill                                        8,615
              Accounts payable                                 (507)
              Deferred revenue                                 (367)
              Long-term debt                                   (112)
                                                           --------

              Cost of net assets acquired                  $ 10,717
                                                           --------
                                                           --------



Approximately $1,200 of the purchase price represents purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to in-process research and development, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects, all of which related to either add-ons or enhancements of Momentum's

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

existing XIPC product, in areas for which technological feasibility had not been established. The value of the in-process projects was adjusted to reflect the relative value and contributions of the required research and development. In doing so, consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The discount rate included a factor that takes into account the uncertainty surrounding successful development of the purchased in-process research and development.

ACQUISITION OF SEER TECHNOLOGIES, INC.

On December 31, 1998, the Company, as the first step in its pending acquisition of the entire equity interest in Seer, acquired beneficial ownership of approximately 69% of the outstanding voting stock of Seer, which was held by Welsh, Carson, Anderson and Stowe VI L.P. ("WCAS") and certain other parties affiliated or associated with WCAS ("WCAS Parties") in exchange for 1,000,000 shares of the Company common stock and warrants to purchase an additional 250,000 shares of the Company common stock at an exercise price of $12.00 per share. The total cost of the acquisition was $7,754 and has been accounted for by the purchase method of accounting. Because the net book value of Seer's liabilities exceeded its assets on the acquisition date, no minority interest in Seer was recorded. Because the acquisition occurred on December 31, 1998, there are no operations of Seer included in the Company's consolidated results of operations for the periods presented. The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, installed customer base, assembled workforce, and trademarks of Seer. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $18,684. This excess of the purchase price over the fair values of assets acquired less liabilities assumed was allocated to goodwill.

The cost of the acquisition was allocated as follows:

              Cash                                             $    479
              Accounts receivable                                14,505
              Prepaid expenses and other current assets           1,418
              Property and equipment                              1,614
              Capitalized software and developed technology       3,659
              In-process research and development                 4,692
              Goodwill and other intangibles                     28,344
              Other assets                                          370
              Accounts payable                                   (1,949)
              Accrued expenses and other liabilities            (13,228)
              Deferred revenue                                   (7,875)
              Notes payable, due on demand                      (12,275)
              Long-term debt                                    (12,000)
                                                               --------

              Cost of net assets acquired                      $  7,754
                                                               --------
                                                               --------

Approximately $4,692 of the purchase price represents purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to in-process research and development, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established, including Java based projects ($3,105) and application warehousing projects ($1,587). The value of the in-process projects was adjusted to reflect the relative value and contributions of the required research and development. In doing so, consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The discount rate included a factor that takes into account the uncertainty surrounding successful development of the purchased in-process research and development.

In connection with the Company's purchase of Seer's capital stock from the WCAS Parties, WCAS contributed approximately $17 million to Seer and the Company provided a $12 million subordinated loan to Seer to pay down Seer's bank debt. The funds used by the Company to make the subordinated loan to Seer were obtained from Liraz Systems Ltd. ("Liraz"), a principal shareholder of the Company. See Note 8. The Company also has agreed to use its best efforts to acquire all the remaining shares of Seer's outstanding common stock and has commenced a tender offer. See Note 19.

In connection with the acquisition of 69% of Seer on December 31, 1998, the Company and Liraz agreed that the Company would effect a pro rata offering to its shareholders of shares of preferred stock intended to have an aggregate liquidation preference initially equal to the principal and accrued interest under the note and to be convertible into an aggregate number of common stock determined utilizing an agreed-upon pricing formula. The preferred stock would be redeemable at the Company's option at any time after June 30, 2000, upon at least 30 days' notice, at a redemption price equal to the preferred stock's accreted liquidation preference. The purchase price for each share of preferred stock to be offered to the Company's shareholders would equal its initial liquidation preference. Liraz would be permitted to pay the purchase price for any preferred stock it purchases in the offering with cash or by reducing the amount payable to it under

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


the $12 million note. If the rights offering is consummated before June 30, 1999, the Company is required to use the net proceeds of the rights offering to prepay the unpaid balance under the $12 million note. In the context or reviewing other financing alternatives, the Company and Liraz are currently reevaluating the proposed rights offering and may determine not to proceed with the rights offering.

Under the agreement between Company and the WCAS Parties, the WCAS Parties agreed that, prior to January 1, 2001, at any meeting of shareholders of the Company, WCAS Parties shall grant a proxy to one or more individuals named by the Company to vote all of the WCAS Parties' shares of common stock acquired by the WCAS Parties in connection with the transaction. Also, subject to limited exceptions, prior to January 1, 2001, the WCAS Parties may not sell, exchange or otherwise assign any of its shares of the Company without the prior written consent of the Company.

The following unaudited pro forma results of continuing operations assume the transactions described above occurred as of January 1, 1997 after giving effect to certain adjustments, including amortization of the excess of cost over underlying net assets.


                                                             1998           1997
                                                           ---------     ---------

Net sales                                                  $  67,473     $ 118,146

Net loss from continuing operations before income
     taxes and extraordinary items                           (58,994)      (14,844)

Net loss                                                     (81,145)      (15,770)

Loss per share - basic and diluted                             (9.34)        (1.84)

Weighted average shares outstanding - basic and diluted        8,688         8,587



The pro forma financial information does not purport to be indicative of the results of operations which would have actually resulted had the transactions taken place at the beginning of the periods presented or of future results of operations.


NOTE 3.           DISCONTINUED OPERATIONS

In recent years, the Company has disposed of several wholly-owned subsidiaries. From October 3, 1994 through the first quarter of 1998, the Company's operations included the operations of ProfitKey International, Inc. ("ProfitKey"). ProfitKey offered turnkey manufacturing resource planning and scheduling software packages, and related installation, training and support services for use by manufacturing businesses. From October 28, 1994 through September 9, 1996, the Company's operations included the operations of Bizware Computer Systems (Canada) Inc. ("Bizware"). Bizware sold software packages that provided cost information used by the petroleum and retail industries to manage and control individual retail outlets and groups of outlets.

Income from discontinued operations consists of the following items for the years ended December 31:


                                             1998       1997       1996
                                            -------    -------    -------
Net income (loss) of ProfitKey              $  (135)   $    53    $   132
Net loss of Bizware                            --         --         (172)
Loss on disposal of ProfitKey, net of tax    (1,233)      --         --
Loss on disposal of Bizware, net of tax                   --       (1,484)
                                            -------    -------    -------
     Total                                  $(1,368)   $    53    $(1,524)
                                            -------    -------    -------
                                            -------    -------    -------


SALE OF PROFITKEY

On April 6, 1998, the Company sold substantially all assets and operations of ProfitKey for $464 at closing and a note receivable from the purchaser of $2,000. The note is due on April 6, 2000 and bears interest at 9%. According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser has notified the Company that it believes there are adjustments totaling $1,466 which would require a reduction in the purchase price. The Company intends to vigorously contest this claim and has made provision for its estimate of the purchase price adjustment and the costs to resolve this matter as part of discontinued operations. Management believes at this time that any additional provisions required to ultimately resolve

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company. The Company recorded a net loss from the sale of ProfitKey of $1,233.

The disposition of ProfitKey was accounted for as a discontinued operation and, accordingly, prior periods have been restated. Results of the discontinued operations of ProfitKey consisted of the following for the years ended December 31:


                                                   1998       1997       1996
                                                  -------    -------   -------
Net sales                                         $ 1,156    $ 5,545   $ 5,441
Income (loss) from operations before tax             (225)       191       345
Income tax expense (benefit)                          (90)       138       213

     Income (loss) from discontinued operations   $  (135)   $    53   $   132



For 1998, discontinued operations of ProfitKey includes ProfitKey's results of operations through the date of sale.


SALE OF BIZWARE

On September 9, 1996, the Company sold substantially all the assets and operations of Bizware for $120 at closing and a note receivable from the purchaser for $110. The note receivable was due in six equal monthly installments and has been fully collected by December 31, 1998. The Company recorded a loss from the sale of Bizware of $1,484, net of taxes of $0.

The disposition of Bizware was accounted for as a discontinued operation. Results of the discontinued operations of Bizware consisted of the following for the year ended December 31:


                                     1996
                                    -----
Net sales                           $ 363
Loss from operations before tax      (358)
Income tax benefit                   (186)
Loss from discontinued operations   $(172)



For 1996, discontinued operations of Bizware includes Bizware's results of operations through the date of sale.


SALE OF ASU

Effective December 31, 1997, the Company sold the business and related assets of the ASU Consulting division for $65, resulting in a gain of $60 for the year ended December 31, 1997. The sale of the ASU Consulting division was not accounted for as a discontinued operation.


NOTE 4.           ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following at December 31:


                                                         1998        1997
                                                       --------    --------
              Current trade accounts receivable        $ 20,244    $  6,889
              Less:  Allowance for doubtful accounts     (3,252)       (434)
                                                       --------    --------
                                                       $ 16,992    $  6,455
                                                       --------    --------
                                                       --------    --------


Approximately $4,165 and $1,050 of current trade receivables were unbilled at December 31, 1998 and 1997, respectively. There were no receivables with payment terms in excess of one year recorded during the fiscal year ended December 31, 1998.

During 1998, the Company acquired certain trade receivables, net of allowances for doubtful accounts, in conjunction with its acquisition of Momentum and Seer. See Note 2.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

The provision for uncollectible amounts was $838, $332 and $165 for the years ended December 31, 1998, 1997, and 1996, respectively. Write-offs of accounts receivable were $736, $95, and $43 for the years ended December 31, 1998, 1997, and 1996, respectively.


NOTE 5.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:


                                                   1998       1997
                                                 -------    -------
Computer equipment                               $ 1,922    $   957
Furniture and fixtures                               286        239
Office equipment                                     312        174
Leasehold improvements                               544         51
                                                 -------    -------

     Subtotal                                      3,064      1,421

Less accumulated depreciation and amortization      (382)      (447)
                                                 -------    -------

     Total                                       $ 2,682    $   974
                                                 -------    -------


Depreciation and amortization expense was $426, $228, and $36 for the fiscal years ended December 31, 1998, 1997, and 1996, respectively.

During the fourth quarter of fiscal year 1998, property and equipment was written down for obsolescence and retirement of assets based in part on the Company's restructured operations. The write-down totaled $595, of which $188 is included in the restructuring charges in the Consolidated Statement of Operations. See Note 15.


NOTE 6.       CAPITALIZED SOFTWARE COSTS

For the fiscal years ended December 31, 1998, 1997 and 1996, the Company capitalized $1,177, $1,156, and $1,182, respectively, of internal costs related to developing software for sale. The Company also acquired $1,100 and $3,659 in capitalized software costs through its acquisitions of Momentum and Seer, respectively. During the fiscal years ended December 31, 1998, 1997 and 1996, the Company recognized $816, $137, and $0, respectively, of expense related to the amortization of these costs, which is recorded as cost of software in the Consolidated Statements of Operations. During the first and fourth quarters of fiscal year 1998, capitalized software cost was written down to its fair value based upon an evaluation of its net realizable value. The write downs totaled $535, of which $241 is included in the restructuring charges in the Consolidated Statement of Operations. Accumulated amortization of capitalized software costs is $606 and $121 at December 31, 1998 and 1997, respectively.


NOTE 7.            IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS

Identifiable and unidentifiable intangible assets primarily include goodwill, existing customer base, assembled workforce and trademarks recorded in connection with the acquisition of Seer Technologies on December 31, 1998. This goodwill is being amortized using the straight-line method over seven years. Also included are goodwill amounts acquired in the purchase of Momentum Software on March 26, 1998 and Level 8 Technologies on April 1, 1995. These assets are being amortized over three years and seven years, respectively. At December 31, 1998 and 1997, identifiable and unidentifiable intangible assets consist of the following:

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)



                                           1998        1997
                                         --------    --------

Goodwill,  Level 8 Technologies          $  2,954    $  2,954
Goodwill, Momentum                          4,014        --
Goodwill, Seer Technologies                18,684        --
Assembled workforce, Seer Technologies      4,278        --
Customer base, Seer Technologies            4,761        --
Trademark, Seer Technologies                  623        --
                                         --------    --------

     Subtotal                              35,314       2,954

Less accumulated amortization              (3,097)     (1,161)
                                         --------    --------

     Total                               $ 32,217    $  1,793
                                         --------    --------
                                         --------    --------


Amortization expense was $1,933, $422, and $422 for the fiscal years ended December 31, 1998, 1997, and 1996, respectively.

The Company assesses whether its identifiable and unidentifiable intangible assets are impaired as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset determined based upon anticipated cash flows discounted at a rate commensurate with the risk involved. As a consequence of the Company's transition to an enterprise application integration solutions provider, the Company abandoned certain planned development efforts for products acquired in the Momentum transaction and reassessed the remaining undiscounted projected cash flows related to the identifiable and unidentifiable intangible assets acquired from Momentum. It was concluded that, with the principal exception of the Momentum technology utilized in the Level 8's Falcon product set and the XIPC products, the goodwill and intangible assets acquired in the Momentum transaction should be written off. Accordingly, during the fourth quarter of 1998, the Company adjusted the carrying value of its identifiable and unidentifiable assets to their fair value of $32,217, resulting in a non-cash impairment loss of $4,601.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


NOTE 8.       LONG-TERM DEBT AND CREDIT FACILITIES

Notes payable, long-term debt, and notes payable to a related party consist of the following at December 31:


                                     1998        1997
                                   --------    --------
Credit facility                    $ 12,275    $   --
Notes payable - Momentum              2,250        --
Capital leases                           90          23
                                   --------    --------

                                     14,615          23
Less current maturities             (13,074)         (7)
                                   --------    --------
                                   $  1,541    $     16
                                   --------    --------
                                   --------    --------
Notes payable to a related party     13,147         330
Less current maturities                (628)       (128)
                                   --------    --------
                                   $ 12,519    $    202
                                   --------    --------
                                   --------    --------


At December 31, 1998, one of the Company's subsidiaries, Seer, maintained a credit facility (the "Revolving Facility") which provides for borrowing for working capital purposes based on the Company's eligible accounts receivable, as defined in the loan agreement. The Revolving Facility allows for borrowings of up to $25,000, bears interest at the prime rate and is collateralized by Seer's accounts receivable, equipment, and intangibles. There are no financial covenants for this credit facility. The Company has guaranteed, as of December 31, 1998, Seer's revolving credit facility (i) exceeding $20,000 through December 31, 1999, (ii) exceeding $10,000 from January 1, 2000 through December 31, 2000, and (iii) without limit thereafter. As of December 31, 1998, the interest rate on borrowings under the Revolving Facility was 7.75%.

Subsequent to December 31, 1998, the Company amended its Revolving Facility (the "Amended Facility") to involve the Company as a borrower. The terms of the Amended Facility allow the Company to maintain outstanding borrowings not to exceed the lesser of $25,000 or the sum of (a) eligible receivables, as defined in the Amended Facility, (b) a $7,000 term loan, and (c) a $2,500 equipment loan. The Amended Facility bears interest at the prime rate until June 30, 1999. The Amended Facility bears interest at 1% above the prime rate from July 1, 1999 through June 30, 2000. The Amended Facility bears interest at 2% above the prime rate subsequent to July 1, 2000. The $7,000 term loan is to be repaid in 24 equal monthly installments beginning on January 1, 2000. The $2,500 equipment loan is to be repaid in 30 equal monthly installments beginning on April 1, 1999.

On December 1, 1998 in connection with the acquisition of Momentum Software Corporation as described in Note 2, the Company issued notes totaling $3,000 payable over three years. The notes bear interest at 10% per year, retroactive to the Momentum acquisition date of March 26, 1998, and are due in four equal installments plus interest on December 1, 1998, November 26, 1999, November 20, 2000, and November 15, 2001. There are no financial covenants in this note.

The Company is obligated under various capital leases for certain computer and office equipment providing for aggregate payment, excluding interest, of $49 during 1999 and $41 during 2000.

On December 31, 1998 in connection with the acquisition of Seer Technologies, Inc. as described in Note 2, the Company issued a note payable to a related party in the amount of $12,000. The note bears interest at 12% per year, payable at maturity, and is due on June 30, 2000. In addition, if the Company consummates the rights offering as described in Note 10 before June 30, 1999, the Company shall pay to the holder of the note the amount of the net proceeds of the rights offering, to the extent the note shall not have been cancelled in payment of the subscription price for shares purchased in the rights offering.

On April 1, 1998 in connection with an amendment to a custom computer programming agreement, the Company issued a note payable to a related party in the amount of $1,500. The note bears interest at 8% per year and is payable in three annual installments. The first installment, including accrued interest, was paid during 1998. The second installment of $450 plus accrued interest is due on April 1, 1999 and the third installment of $450 plus interest is due on April 1, 2000.

On September 1, 1995, the Company issued a note payable to a related party in the amount of $628. The note bears interest at 4% per year and is payable in equal quarterly installments of $35, including interest. As of December 31, 1998, the principal amount outstanding on the note payable is $202.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


Principal amounts of notes payable and long-term debt and notes payable to a related party maturing in each of the next five years ending December 31 are as follows:


                             Notes Payable      Notes Payable
                                 and                to a
                            Long-term Debt     Related Party
                            --------------     -------------
       1999                   $13,074             $   628
       2000                       791              12,519
       2001                       750                --
                              -------             -------
           Total              $14,615             $13,147
                              -------             -------
                              -------             -------



NOTE 9.       INCOME TAXES

Income tax expense (benefit) consists of the following as of December 31:


                                                        1998     1997     1996
                                                        -----   -----    -----
              Federal - current                         $  --   $ 239    $(247)
              State and local - current
                                                           --      42      (43)
                                                        -----   -----    -----
                                                           --     281     (290)
              Federal - deferred                          344     231       99
              State and local - deferred                   61      41       17
                                                        -----   -----    -----
                                                          405     272      116
                                                        -----   -----    -----
                   Total income tax expense (benefit)   $ 405   $ 553    $(174)
                                                        -----   -----    -----
                                                        -----   -----    -----



A reconciliation of expected income tax at the statutory Federal rate with the actual income tax expense (benefit) is as follows for the fiscal years ended December 31:


                                                                 1998      1997       1996
                                                               -------    -------    -------
              Expected income tax benefit at
                   statutory rate (34%)                        $(7,916)   $   540    $  (347)
              Loss on sale of discontinued operations             (331)      --         (468)
              Discontinued operations                              (77)        65        (41)
              State taxes, net of federal tax benefit           (1,082)        97       --
              Effect of foreign tax rates and credits             --         --            8
              Effect of change in valuation allowance            6,246       (304)       381
              Rate Differences                                    --         --           15
              Amortization and write-off of non-deductible
              goodwill                                           2,787        197        182
              In-process research and development - Momentum       408       --         --
              Write-off of income tax receivable                   406       --         --
              Non-deductible expenses                               12         34         14
              Non-deductible loss on sale of foreign
                   Subsidiary                                     --         --          106
              Other                                                121         61          3
                                                               -------    -------    -------
                   Total                                       $   574    $   690    $  (147)
                                                               -------    -------    -------
                                                               -------    -------    -------
              Allocated as follows:
                   Continuing operations                           405        553       (174)
                    Sale of discontinued operations                259       --         --
                    Discontinued operations                        (90)       137         27



Approximately $2,070 of the current year change in the valuation allowance is due to a valuation allowance offsetting certain deferred tax assets acquired from Momentum as recorded at the purchase date.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


Significant components of the net deferred tax asset (liability) are as follows:



                                                   1998       1998       1997       1997
                                                  Current   Long-Term   Current   Long-Term
                                                  -------    -------    -------    -------
       Deferred tax assets
           Allowance for uncollectible accounts   $   240    $  --      $   175    $  --
       receivable
           Accrued expenses non-tax deductible        660       --           12       --
           Deferred revenue                         1,621       --            8       --
           Loss carryforwards                        --        5,539         35        399
           Unearned compensation                     --         --         --           73
           Depreciation and amortization             --          577       --         --
                                                  -------    -------    -------    -------
                                                    2,521      6,116        230        472
                                                  -------    -------    -------    -------
       Deferred tax liabilities
           Depreciation and amortization             --         --         --         (931)
           Change from cash to accrual basis         --         --           (3)        (3)
                                                  -------    -------    -------    -------
                                                     --         --           (3)      (934)
                                                  -------    -------    -------    -------
       Deferred tax asset valuation allowance      (2,521)    (6,116)      (321)      --
                                                  -------    -------    -------    -------
       Net deferred tax (liability)               $  --      $    --    $   (94)   $  (462)
                                                  -------    -------    -------    -------
                                                  -------    -------    -------    -------


At December 31, 1998, the Company also has approximate net operating loss carryforwards of $13,500, which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2019 with over $6,500 not expiring until 2019. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Approximately $2,070 of the valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will be allocated directly to reduce goodwill or other noncurrent intangible assets of Momentum.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 1998 since management does not believe that it is more likely than not that these assets will be realized.


NOTE 10.          STOCK OPTIONS, WARRANTS AND RIGHTS


STOCK OPTIONS

The Company has 1995 and 1997 Stock Incentive Plans, which permit the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The Plans reserve a combined total of 2,300,000 shares of common stock for issuance upon the exercise of awards and provide that the term of each award be determined by the Board of Directors.

Under the terms of the Plans, the exercise price of the incentive stock options may not be less than the fair market value of the stock on the date of the award and the options are exercisable for a period not to exceed five years from date of grant. Stock appreciation rights entitle the recipients to receive the excess of the fair market value of the Company's stock on the exercise date, as determined by the Board of Directors, over the fair market value on the date of grant. Performance shares entitle recipients to acquire Company stock upon the attainment of specific performance goals set by the Board of Directors. Restricted stock entitle recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period. The Board may also grant unrestricted stock to participants at a cost not less than 85% of fair market value on the date of sale. Options granted vest at varying periods up to five years and expire in ten years.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


Activity for stock options issued under these plans for the fiscal years ending December 31, 1998, 1997 and 1996 is as follows:


                                                                    Weighted
                                                                     Average
                                          Plan     Option Price     Exercise
                                        Activity    Per Share        Price
                                       ---------   -----------     --------
       Balance at December 31, 1995      489,678   $  .69-5.75     $   4.23
            Granted                      496,620    5.75-10.25         9.74
            Exercised                    (80,156)   .69-11.00           .73
            Forfeited                   (122,987)   .69-11.00          9.10
                                       ---------
       Balance at December 31, 1996      783,155    .69-11.00          7.31
            Granted                      444,500    10.69-16.62        8.14
            Exercised                    (91,646)   .69-16.62          7.01
            Forfeited                    (45,705)   .69-16.62         11.38
                                       ---------
       Balance at December 31, 1997    1,090,304    .69-16.62          7.51
            Granted                    1,293,000    7.25-12.75         8.56
            Exercised                    (38,175)   .69-11.76          9.13
            Forfeited                   (433,035)   .69-16.62         10.88
                                       ---------
       Balance at December 31, 1998    1,912,094    .69-16.62          8.85
                                       ---------


The weighted average grant date fair value of options issued during the years ended December 31, 1998, 1997 and 1996 was equal to $4.37, $9.35 and $6.85 per share, respectively. The fair value of options granted during the fiscal years ended December 31, 1998, 1997 and 1996 was equal to $5,652, $4,156 and $3,402, respectively. There were no option grants issued below fair market value during 1998 or 1997. During 1996, the Company granted 187,420 options at exercise prices below fair market value. The fair value of options granted below fair market value was $1,192.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:


                                      1998       1997      1996
                                      ----       ----      ----
       Expected life (in years)      5 years   5 years   5 years
       Expected volatility             52%       77%       75%
       Risk free interest rate        5.0%      6.05%     6.44%
       Expected dividend yield         0%         0%        0%



For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the fiscal years December 31, 1998, 1997, and 1996 would have been increased to the pro forma amounts indicated below. The Company's adjusted information follows (in thousands, except for per share information):


                                                                         1998        1997          1996
                                                                         ----        ----          ----
       Net income (loss), as reported                                 $  (25,056)   $ 1,088    $  (2,369)
       Net income (loss), as adjusted                                    (27,697)      (821)      (3,525)

       Net income (loss) per share, as reported - basic                    (3.32)        16         (.39)
       Pro forma net income (loss) per share, as adjusted - basic          (3.67)      (.12)        (.58)

       Net income (loss) per share, as reported - diluted                  (3.32)        14         (.39)
       Pro forma net income (loss) per share, as adjusted - diluted        (3.67)      (.11)        (.58)


                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


At December 31, 1998 and 1997, options to purchase approximately 908,638 and 539,980 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $.69 to $16.62. The following table summarizes information about stock options outstanding at December 31, 1998:


                                          Remaining
                                       Contractual Life
                         Number          for Options         Number
   Exercise Price      Outstanding       Outstanding      Exercisable
   --------------      -----------       -----------      -----------
        1.37                     695         6.25                  695
        5.00                 116,707         6.33              116,707
        5.50                 105,600         6.58              104,200
        5.75                  64,250         6.83               57,469
        7.25                 200,000        10.00               50,000
        7.88                 395,000        10.00               98,750
        8.29                  18,000         7.58               16,500
        8.50                  20,625         9.58                5,156
        8.82                   9,875         7.42                4,938
        9.00                 453,125         9.50              108,906
        9.56                  12,325         7.83                8,713
        10.25                250,000         7.92              183,333
        10.69                 31,750         8.17               15,875
        11.76                 38,267         8.92               25,511
        12.75                 30,875         9.25               12,719
        14.00                 10,000        10.00                2,500
        14.73                126,000         8.67               84,000
        16.03                 15,000         8.50                3,333
        16.62                 14,000         8.58                9,333
                           ---------                           -------
                           1,912,094                           908,638
                           ---------                           -------
                           ---------                           -------

As of December 31, 1998, Seer also had a Stock Option and Restricted Stock Purchase Plan and a Stock Option Plan for Non-Employee Directors, pursuant to which certain employees, officers, and non-employee directors of Seer had been granted options to acquire up to 2,720,000 of Seer's common stock. In connection with the acquisition of Seer by the Company, all of Seer's stock option plans are being terminated.

Subsequent to December 31, 1998, the Company has adopted a Stock Option Plan for Non-Employee Directors, pursuant to which non-employee directors can be granted options to acquire up to 12,000 shares of the Company's common stock, upon being elected to the Board of Directors. The options vest in one-third increments, on each of the first through third anniversaries of the grant date.


STOCK WARRANTS

In connection with the acquisition of Momentum during 1998, the Company issued warrants to purchase 200,000 shares of the Company's common stock. The warrants have an exercise price of $13.108 per share and expire on March 26, 2003. The warrants were valued at $654 or $3.27 per share. See Note 2.

In connection with the acquisition of Seer during 1998, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants have an exercise price of $12 per share and expire on December 31, 2002. The warrants were valued at $280 or $1.12 per share. See Note 2.

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

Warrants totaling 1,200 and 18,168 were exercised at an exercise price of $7.43 during the years ended December 31, 1998 and 1997, respectively.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


STOCK RIGHTS

In connection with the issuance of a $12 million note payable to Liraz, the Company and Liraz agreed that the Company would effect a pro rata offering to its shareholders of shares of preferred stock intended to have an aggregate liquidation preference initially equal to the principal and accrued interest under the note and to be convertible into an aggregate number of common stock determined by dividing the aggregate liquidation preference (which will accrete at the rate of 12% a year, compounded quarterly) by the conversion price. The conversion price would be an amount equal to the greater of $5.00 and two-third of the average closing price of a share of the Company's common stock during the 20 trading days ending on the fifth trading day before the rights offering. Each share of preferred stock would be entitled to two votes for each share of common stock into which it is convertible. The preferred stock would be redeemable at the Company's option at any time after June 30, 2000, upon at least 30 days' notice, at a redemption price equal to the preferred stock's accreted liquidation preference. The purchase price for each share of preferred stock to be offered to the Company's shareholders would equal its initial liquidation preference. Liraz would be permitted to pay the purchase price for any preferred stock it purchases in the offering with cash or by reducing the amount payable to it under the $12 million note. If the rights offering is consummated before June 30, 1999, the Company is required to use the net proceeds of the rights offering to prepay the unpaid balance under the $12 million note.

NOTE 11.          EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for all qualified Momentum employees (the "Momentum Plan"). Matching contributions to the Momentum Plan are made at the discretion of the Board of Directors. For the year ended December 31, 1998, the Board of Directors did not authorize any contributions to the Momentum Plan.

The Company has a 401(k) plan for all qualified U.S. employees of Seer (the "Seer Plan"). The Seer Plan provides for a matching contribution of 25% for an employee's contribution up to 4% of an employee's salary. Because Seer was acquired on December 31, 1998, the Company did not make any contributions to the Seer Plan for the year ended December 31, 1998.

The Company has a 401(k) plan for all other qualified employees (the "Level 8 Plan"). Matching contributions to the Level 8 Plan are made at the discretion of the Board of Directors. For the year ended December 31, 1998, 1997, and 1996, the Board of Directors did not authorize any contributions to the Level 8 Plan.

Effective January 27, 1999, the Company merged the Momentum Plan and the Level 8 Plan into the Seer Plan and changed the name of the Seer Plan to the Level 8 Systems 401(k) and Profit Sharing Plan (the "Plan"). Participants in the Momentum Plan and the Level 8 Plan are allowed to roll over the balance of their accounts in the Momentum Plan and the Level 8 Plan into the Plan. Also effective January 27, 1999, the Company amended the new Level 8 Plan to provide a 50% matching contribution for an employee's contribution up to 4% of an employee's salary and a discretionary match of up to $0.50 on the dollar up to 2% of the employees salary based on the Company's performance and board of directors discretion. Participants must be employed at December 31 of each calendar year to be eligible for employer matching contributions.

In connection with the acquisition of Seer, the Company also has employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. There was no expense recognized under these plans for the years ended December 31, 1998, 1997, and 1996.

Effective January 27, 1999, the Company adopted an Employee Stock Purchase Plan (U.S.) (the "U.S. Stock Purchase Plan") and the International Stock Purchase Plan (the "Stock Purchase Plan - International") for its employees. The Stock Purchase Plan (U.S. and International) allow employees to purchase shares of the Company's common stock for 85% of fair market value. The Company is responsible for the differential in market value, as well as administrative costs of the plans.

NOTE 12.      SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, AND FOREIGN
                CURRENCIES


One customer accounted for more than 10% of operating revenue for the fiscal years ended December 31, 1998, 1997, and 1996.

Due to the acquisition of Seer, the Company has entered into several marketing and distribution agreements with IBM, primarily in the European market. The percentage of outstanding receivables from IBM-related transactions as of December 31, 1998, is approximately 24.8%.

As of December 31, 1998, the Company had significant balances outstanding from individual customers due to the nature of its operations. It is the policy of the Company to closely monitor all accounts receivable and to record a provision for uncollectible accounts as they become estimable. Generally, no collateral is required.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


At December 31, 1998, the Company had approximately $219 and $8,527 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:


                                                    1998
                                                    ----
               Danish Krona                        8.73%
               Pound Sterling                      8.53%
               Italian Lira                        8.33%



NOTE 13.          SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

In 1998, the Company adopted SFAS 131, "Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management approach". The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reporting segment. For the periods presented, management reviewed the continuing operations as one segment. Due to the acquisition of Seer, management is reevaluating the "management approach" to reviewing its operations.

Due to the acquisition of Seer, the Company now operates in a variety of geographic regions. The following table represents a summary of long-lived assets by geographic region as of December 31:


                                 1998       1997      1996
                                -------   -------   -------
       United States            $41,136   $ 4,935   $ 4,051
       United Kingdom               416      --        --
       Other                        100      --        --
                                -------   -------   -------

                 Total assets   $41,652   $ 4,935   $ 4,051
                                -------   -------   -------
                                -------   -------   -------



The Company's foreign operations are reimbursed by the Company for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.


NOTE 14.      RELATED PARTY INFORMATION

During 1995, the Company and Liraz entered into a custom computer programming agreement for the joint development of certain software. Liraz and the Company were each to pay 50% of the total project development costs. In exchange for providing 50% of the project development costs, Liraz was to receive royalties of 30% of the first $2,000 in contract revenue from the sale of products developed under this agreement, 20% of the next $1,000, and 8% thereafter.

Due to a change in the Company's development plans for this product, during the first quarter of 1998, the Company and Liraz entered into an amendment to the original custom computer programming agreement, whereby the original royalty payment provisions were repealed. Under the new agreement, the Company agreed to reimburse Liraz's costs of development of $1,500 and to pay Liraz royalties of 3% of program revenues, as defined in the agreement, generated from January 1, 1998 until December 31, 2000. The Company issued a note to Liraz for $1,500 for cost reimbursement pursuant to this agreement and is amortizing the cost of reimbursement over the term of the agreement. See Note 8. The amortization of the cost reimbursement is included as a component of cost of software in the consolidated statement of operations

In addition, the Company and Liraz were awarded an Israel - U.S. Binational Industrial Research and Development Foundation ("BIRD") grant totaling $432. The BIRD grant provided for reimbursement of up to 50% of the development costs of the above project. At the point at which the products developed under this grant are available for sale, BIRD will be paid a royalty of 2.5% of related sales in the first year and 5% in subsequent years until BIRD recovers 110% to 150% (depending on the elapsed time) of its reimbursement of development costs. The Company capitalized the software

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

development costs associated with Level 8's project development costs and reduced the capitalized costs by any grant funds received from BIRD. At December 31, 1998, the Company had capitalized approximately $1,249, after reimbursement of BIRD funds totaling approximately $400.

The Company sold software licenses to Liraz for $15 and $160 in 1998 and 1997, respectively, for resale to unrelated third parties.

Liraz also pays the salaries and expenses of certain company employees and is reimbursed by the Company. Salaries and expense paid by Liraz amounted to $568 and $14 during 1998 and 1997, respectively.

At December 31, 1998 and 1997, the Company had accounts receivable of $271 and $160 and accounts payable of $82 and $14 from and to Liraz, respectively.

See Note 8 regarding notes payable to Liraz.

In connection with the acquisition of Seer, the Company committed to fund Seer's operations through January 15, 2000, if necessary.


NOTE 15.      RESTRUCTURING CHARGES

During the fourth quarter of 1998, the Company reorganized its existing operations due to its acquisition of Seer. The restructuring included a staff reduction in its development and administrative areas of 20% (15 employees), the abandonment of certain leased facilities, and the write-down to fair value of certain capitalized software costs for product lines which were being discontinued. The Company recorded a restructuring charge of approximately $1,540, which consisted of approximately $706 in personnel-related charges, approximately $292 in costs associated with carrying vacated space until the lease expiration date, approximately $188 of property and equipment related charges, approximately $241 in write-down of capitalized software costs, approximately $100 in professional fees related to the restructuring, and approximately $13 for other charges. Through December 31, 1998, the Company has paid approximately $113 in cash related to the restructuring. The Company believes the accrued restructuring cost of $973 at December 31, 1998 represents its remaining cash obligations.

NOTE 16.      LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows:


              1999                                  $ 3,310
              2000                                     2,579
              2001                                     2,030
              2002                                     1,741
              2003                                     1,543
              Thereafter                               2,570
                                                    --------
                                                     $13,773


Rent expense for the fiscal years ended December 31, 1998, 1997 and 1996 was $790, $378, and $279, respectively.

NOTE 17.      CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business. Management is of the opinion that the liability, if any, resulting from these claims would not have a material effect on the financial position or results of operations of the Company.

In December 1997, Seer filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured Seer by interfering with Seer's ability to market and sublicense the LightSpeed Financial Model. Seer obtained a preliminary injunction against Mr. Abbas and CBS halting their actions. Mr. Abbas and CBS filed counterclaims against Seer claiming wrongful dismissal of Abbas and breach of the license agreement. Due to the erosion of the market for the LightSpeed Financial Model, Seer voluntarily dismissed its claims against Mr. Abbas and CBS in the summer of 1998. Mr. Abbas and CBS are continuing to pursue their claims against Seer. At the present point in the litigation, it is impossible to calculate the chances of success in this litigation. However, Seer intends to continue to vigorously defend against the counterclaim. Seer has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of Seer.

Liquidity. As reflected in the accompanying financial statements, the Company incurred a net loss of $26.2 million and has negative working capital of $20.3 million and an accumulated deficit of $26.4 million at December 31, 1998. Additionally, Seer Technologies, Inc. in which the Company acquired a 69% interest on December 31, 1998, reported a loss of $62.4 million for its most recent fiscal year. The Company's ability to generate positive cash flow is dependent upon the Company achieving and sustaining certain cost reductions and generating sufficient revenues for the year. Management has already implemented certain steps to, among other things, reduce headcount, restructure operations and eliminate various costs from the business. They have also re-negotiated the Company's line of credit, to secure increased borrowing capacity, see Note 8. Management's plans also include the possibility of raising additional equity financing. Liraz has committed to provide up to $7.5 million of funding to the company on an as-needed basis through the earlier of March 31, 2000 or the completion of an equity financing which provides more than $7.5 million in proceeds to the Company. The Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the credit facility and Liraz commitment will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations of, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


NOTE 18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                 First       Second        Third       Fourth
              (In thousands, except per share data)             Quarter      Quarter      Quarter      Quarter
                                                                -------      -------      -------      -------

              1998:
                     Net revenues                                $3,093       $3,155       $2,349       $2,088
                     Gross profit                                 1,079        1,580          608        (615)
                     Net loss                                   (2,484)      (2,026)      (2,918)     (17,628)
                     Net loss per share - basic and diluted     ($0.35)      ($0.26)      ($0.38)      ($2.29)

              1997:
                     Net revenues                                $2,853       $2,767       $2,937       $6,123
                     Gross profit                                 1,200        1,502        2,094        2,295
                     Net income                                     150          222          323          394
                     Net income per share - basic                 $0.02        $0.03        $0.05        $0.06
                     Net income  per share - diluted              $0.02        $0.03        $0.04        $0.05



During the fourth quarter of 1998, the Company recorded significant nonrecurring adjustments totaling $14,025. These adjustments related primarily to the acquisition of Seer, the impairment of the note receivable from the sale of a subsidiary, the impairment of goodwill recorded in connection with the acquisition of Momentum, and the restructuring charges. See Notes 2, 3, 7, and 15.

During the fourth quarter of 1997, the Company increased its allowance for doubtful accounts by $275 and recorded compensation expense of approximately $120 for options issued to a consultant.

The foregoing unaudited selected quarterly financial data differ from the Company's previously reported quarterly financial data included in its Quarterly Reports on Form 10-Q for 1998 as a result of a change in the valuation of the in-process technology of Momentum and certain other adjustments identified in connection with the audit of the 1998 financial statements. Accordingly, the Company intends to amend its previously filed Quarterly Reports on Form 10-Q promptly.

NOTE 19.      SUBSEQUENT EVENTS

On February 1, 1999, Level 8 commenced a tender offer for all the remaining outstanding shares of the common stock of Seer for $0.35 per share, net to the seller in cash, upon the terms and conditions set forth in the offer to purchase and the letter of transmittal. The tender offer is expected to be completed in the second quarter of 1999 for an estimated cost of $1.7 million, plus expenses. Upon the completion the tender offer and related merger, Seer will become a wholly-owned subsidiary of the Company.