Form 10-Q/A
period 1998-03-31
LEVEL 8 SYSTEMS INC
filed 1999-04-22
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark  one)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended  March  31,  1998.

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from         to
                                   -------    ------------

                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


               NEW  YORK                                      11-2920559
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation     (I.R.S Employer Identification
        or organization)                                        Number)


8000  Regency  Parkway,  Cary,  NC                                         27511
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                         (Zip  Code)


                                 (919) 380-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements  for  the  past  90  days.  YES  X  NO
                                             --

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

7,639,822  common shares, $.01 par value, were outstanding as of April 30, 1998.



                                                  LEVEL 8 SYSTEMS, INC.

                                                          INDEX



                                                                                                              Page
PART I.     Financial Information                                                                            Number
                                                                                                             ------

                     Item 1.     Financial Statements

                                    Consolidated balance sheets as of March 31, 1998 (unaudited)
                                    and December 31, 1997                                                         3

                                    Consolidated statements of operations (unaudited) for the three
                                    months ended March 31, 1998 and 1997                                          4

                                    Consolidated statements of cash flows (unaudited) for the three months
                                    ended March 31, 1998 and 1997                                                 5

                                    Notes to consolidated financial statements (unaudited)                        6


                     Item 2.     Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations                                                         9


PART II.   Other Information                                                                                     11


SIGNATURES                                                                                                       13











Introductory  Note:

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998, as filed by the Registrant on May 15, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development from the acquisition of Momentum Software Corporation on March 26, 1998, based upon revised guidelines as set forth by the Securities and Exchange Commission (the "SEC"); informal discussions with the SEC regarding the accounting for renegotiations of royalty payments under a software development agreement which the Company is now amortizing over the term of the agreement; and other adjustments to properly reflect quarterly results. The adjustments to the previously presented quarterly information, except for the revaluation of acquired in-process research and development and the renegotiated royalty payments, are between quarters within each of the years ended December 31, 1997 and 1998 and have no impact on year-end results.

PART  I.
ITEM  1.


                                          LEVEL 8 SYSTEMS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)
                                               (UNAUDITED)

                                                                                    March 31,    December 31,
                                                                                      1998           1997
                                                                                      ----           ----
Assets

        Cash and cash equivalents                                                      $ 7,880   $ 7,062
        Accounts receivable, less allowance for doubtful accounts
              of $369 and $434 at March 31, 1998 and December 31,
              1997, respectively                                                         4,899     6,455
        Income taxes receivable                                                            648       406
        Inventory                                                                          336       336
        Prepaid expenses and other current assets                                          624       421
        Net assets from discontinued operations                                          2,446     3,577
        Deferred income taxes                                                              159         -
                                                                                       --------  --------

                   Total current assets                                                 16,992    18,257

        Property and equipment, net                                                      1,357       974
        Excess of cost over net assets acquired, net                                     7,302     1,793
        Software development costs, net                                                  3,019     2,168
        Other assets                                                                         -       290
                                                                                       --------  --------

                   Total assets                                                        $28,670   $23,482
                                                                                       ========  ========



Liabilities and stockholders' equity

        Current maturities of loan from related company                                $   128   $   128
        Current maturities of long-term debt                                                44         7
        Accounts payable                                                                 1,682     1,936
        Accrued expenses                                                                   547       224
        Customer deposits and deferred revenue                                             603        42
        Deferred taxes                                                                       -        94
                                                                                       --------  --------

                   Total current liabilities                                             3,004     2,431

        Long-term debt, net of current maturities                                           88        16
        Loan from related company, net of current maturities                               170       202
        Deferred income taxes                                                              353       462

        Stockholders' equity
             Preferred stock                                                                 -         -
             Common stock                                                                   77        70
             Additional paid-in-capital                                                 27,646    20,603
             Accumulated deficit                                                        (2,668)     (184)
             Unearned compensation                                                           -      (118)
                                                                                       --------  --------

                   Total stockholders' equity                                           25,055    20,371
                                                                                       --------  --------

                   Total liabilities and stockholders' equity                          $28,670   $23,482
                                                                                       ========  ========


            The accompanying notes are an integral part of the consolidated financial statements.


                                          LEVEL 8 SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                          1998       1997
                                                                                          ----       ----
Operating revenue:
  Consulting and services                                                               $ 2,341   $1,962
  Software                                                                                  212      891
  Other                                                                                     540        -
                                                                                        --------  -------

          Total operating revenue                                                         3,093    2,853

Cost of revenue:
  Consulting and services                                                                 1,588      856
  Software                                                                                  426      766
  Other                                                                                       -       31
                                                                                        --------  -------

          Total cost of revenue                                                           2,014    1,653

Gross profit                                                                              1,079    1,200

Operating expenses:
  Selling, general and administrative                                                     1,856    1,100
  Purchased research and development                                                      1,200        -
                                                                                        --------  -------

          Total operating expenses                                                        3,056    1,100

Income (loss) from operations                                                            (1,977)     100

Other income (expense)
  Interest income                                                                            74      115
  Interest expense                                                                           (4)      (5)
                                                                                        --------  -------

Income (loss) before tax provision                                                       (1,907)     210

Income tax provision (benefit)                                                             (401)      94
                                                                                        --------  -------

Income (loss) from continuing operations                                                 (1,506)     116

Discontinued operations:
  Income (loss) from discontinued operation, net
     of taxes (benefit) of ($90) and $22                                                   (135)      34
  Loss on disposal, net of income tax expense of $519                                      (843)       -
                                                                                        --------  -------

                                                                                           (978)      34

Net income (loss)                                                                       $(2,484)  $  150
                                                                                        ========  =======

Net income (loss) per common share:
  Income (loss) from continuing operations - basic                                      $ (0.21)  $ 0.02
  Income (loss) from discontinued operations - basic                                    $ (0.14)  $    -
                                                                                        --------  -------

Net income (loss) per share - basis                                                     $ (0.35)  $ 0.02
                                                                                        ========  =======

Net income (loss) per common share:
  Income (loss) from continuing operations - diluted                                    $ (0.21)  $ 0.02
  Income (loss) from discontinued operations - diluted                                  $ (0.14)  $    -
                                                                                        --------  -------

Net income (loss) per share - diluted                                                   $ (0.35)  $ 0.02
                                                                                        ========  =======

Weighted shares outstanding - basic                                                       7,110    6,960
                                                                                        ========  =======

Weighted shares outstanding - diluted                                                     7,110    7,472
                                                                                        ========  =======

         The accompanying notes are an integral part of the consolidated financial statements.



                                           LEVEL 8 SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                                (UNAUDITED)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                           1998     1997
                                                                                           ----     ----
Cash flows from operating activities:
     Net income (loss)                                                                  $(2,484)  $   150
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          (Income) loss from discontinued operations                                        135       (34)
          Loss on disposal of discontinued operations                                       843         -
          Depreciation and amortization                                                     273       149
          Deferred income taxes                                                            (760)      157
          Provision for uncollectible accounts                                               50         -
          Purchased research and development                                              1,200         -
          Write-off of capitalized software costs                                           294         -
          Other                                                                               -        30
          Changes in assets and liabilities, net of assets acquired
                and liabilities assumed:
               Trade accounts receivable                                                  1,580      (962)
               Income taxes receivable                                                     (242)      (53)
               Prepaid expenses and other assets                                           (149)     (531)
               Accounts payable and accrued expenses                                       (260)      602
               Customer deposits and deferred revenue                                       480       (67)
                                                                                        --------  --------
                    Net cash provided by (used in) operating activities                     960      (559)


Cash flows from investing activities:
     Cash received from acquisition                                                         362         -
     Purchase of marketable securities                                                        -    (1,998)
     Redemption of marketable securities                                                      -     2,481
     Purchases of property and equipment                                                   (272)      (64)
     Capitalization of software development costs                                          (118)     (370)
                                                                                        --------  --------
                    Net cash provided by (used in) investing activities                     (28)       49

Cash flows from financing activities:
     Issuance of common shares                                                               28        32
     Costs of issuance of common shares                                                       -      (140)
     Deferred income taxes                                                                 (109)        -
     Payment on other long-term debt                                                        (33)       (2)
                                                                                        --------  --------
                    Net cash used in financing activities                                  (114)     (110)

Net increase (decrease) in cash and cash equivalents                                        818      (620)

Cash and cash equivalents:
     Beginning of period                                                                  7,062     3,318
                                                                                        --------  --------

     End of period                                                                      $ 7,880   $ 2,698
                                                                                        ========  ========



The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                   NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.     Basis  of  Presentation  -

In the opinion of the Company, these unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998, or any other period.

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q originally filed on May 15, 1998 and is being filed to reflect the restatement of the Company's consolidated financial statements. See Note 3. The Company filed its annual report on Form 10-K for the year ended December 31, 1998 which contains subsequent information regarding certain matters disclosed herein. For further information, refer to the 1998 consolidated financial statements and notes included therein.

Additionally, for further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997, filed September 11, 1998.



2.     Principles  of  Consolidation  -

The March 31, 1998 consolidated financial statements include the accounts of Level 8 Systems, Inc. ("Level 8") and its wholly-owned subsidiaries, Level 8 Technologies, Inc. ("Level 8 Technologies") and ProfitKey International, Inc.
("ProfitKey") and its new wholly-owned subsidiary, Momentum Software Corporation, from the date of acquisition of March 26, 1998. The March 31, 1997 condensed consolidated financial statements include the accounts of Level 8, Level 8 Technologies, ProfitKey, and its ASU consulting division. On April 6, 1998, the Company sold its wholly-owned subsidiary, ProfitKey. ProfitKey has been accounted for as a discontinued operation and the results of its operations have been excluded from continuing operations in the condensed consolidated financial statements for all periods presented. All inter-company accounts and transactions are eliminated in consolidation.


3.     Restatement  -

     Purchased  research  and  product  development

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for quarterly period ended March 31, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development ("IPR&D") in accounting for the acquisition of Momentum Software Corporation in March of 1998. See Note 4. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to IPR&D at the date of the acquisition.

The Company's initial calculations to value the acquired IPR&D were based upon a methodology that estimated the costs to develop the IPR&D into commercially viable products, and discounted the net cash flows back to their present value.

Royalty  agreement

During 1995, the Company and Liraz, the Company's majority shareholder, entered into a custom computer programming agreement for the joint development of certain software. Liraz and the Company were each to pay 50% of the total project development costs. In exchange for providing 50% of the project development costs, Liraz was to receive royalties of 30% of the first $2,000 in contract revenue from the sale of products developed under this agreement, 20% of the next $1,000, and 8% thereafter.

Due to a change in the Company's development plans for this product, during the first quarter of 1998, the Company and Liraz orally agreed to amend the original custom computer programming agreement. Under the new agreement signed April 1, 1998, the Company agreed to reimburse Liraz's costs of development of $1,500 and to pay Liraz royalties of 3% of program revenues, as defined in the agreement, generated from January 1, 1998 until December 31, 2000. The Company originally recorded the transaction as a purchase of technology with an offsetting note to Liraz for $1,500 during the first quarter of 1998. Additionally, the Company recorded an impairment loss related to the capitalized cost of the joint development costs based upon the net realizable value of the future cash flows expected from the product. As a result of subsequent informal discussions with the SEC, the Company has restated its quarterly financial statements to reflect such amount as a prepaid royalty, and will amortize the cost of reimbursement over the term of the agreement beginning on April 1, 1998 with the signing of the agreement.

Other  adjustments

In connection with the audit of the Company's 1998 annual consolidated financial statements, certain adjustments were identified in order to recognize revenue in the proper quarter of 1998 in accordance with Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For the quarter ended March 31, 1998, revenues totaling $468 have been deferred until subsequent quarters of 1998. The nature of this transaction also impacts the accounts receivable balance, as well as deferred revenues.

The Company also adjusted the value and shares of stock issued for the purchase of Momentum. This adjustment resulted in a $668 increase to goodwill.

The change in weighted average shares outstanding for the three month period ending is due to the recomputation of shares taking into effect the purchase of Momentum Software Corporation.




A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                                                 As of March 31, 1998
                                                    As
                                                Previously     As
                                                 Reported    Restated
                                                 ---------   --------
BALANCE SHEET DATA
     Accounts receivable, net                      $ 5,474   $ 4,899
     Property and equipment, net                     1,335     1,357
     Excess of cost over net assets acquired, net    2,794     7,302
     Software development costs, net                 2,999     3,019
     Total assets                                   24,831    28,670
     Due to related company                          1,500         -
     Deferred revenue                                  430       573
     Additional paid-in-capital                     28,708    27,646
     Accumulated deficit                            (8,782)   (2,668)
     Unearned compensation                            (118)        -
     Total stockholders' equity                     19,884    25,055
     Total liabilities and stockholders' equity     24,831    28,670




                                                            Three months ended
                                                               March 31, 1998
                                                               As
                                                            Previously     As
                                                             Reported    Restated
                                                            ----------   --------
STATEMENT OF OPERATIONS DATA
     Consulting and services                                   $ 2,731   $ 2,341
     Software                                                      290       212
     Cost of software                                              152       426
     Gross profit                                                1,821     1,079
     Selling, general and administrative                         1,608     1,856
     Purchased research and development                          6,510     1,200
     Write-off of capitalized software                           1,794         -
     Income (loss) from operations                              (8,091)   (1,977)
     Income tax provision                                         (605)     (401)
     Income (loss) from continuing operations                   (7,416)   (1,506)
     Loss on disposal, net of income tax expense of  $519       (1,047)     (843)
     Net income (loss)                                          (8,598)   (2,484)
     Net loss per common share - basic and diluted               (1.21)    (0.35)
     Weighted average shares outstanding - basic and diluted     7,086     7,110



4.     Acquisition  -

On March 26, 1998, the Company acquired Momentum Software Corporation ("Momentum"). Under the agreement, Level 8 issued 594,866 shares of common stock and warrants to purchase 200,000 common shares at an exercise price of $13.108 per share, subject to adjustment based on the value of the Level 8 common shares on December 1, 1998. The amount of contingent consideration, if any, will be determined in the fourth quarter of 1998. The total cost of the acquisition, excluding additional contingent consideration paid in the fourth quarter, was approximately $7,717 and is treated as a purchase. As a result of the acquisition of Momentum, the Company incurred a nonrecurring charge to earnings of an estimate of approximately $1.2 million related to the purchase of in-process research and development costs. The remaining amount was allocated to goodwill and software development costs. The results of operations of Momentum are included in the financial statements since the date of acquisition.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, and assembled workforce of Momentum. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $5,615. This excess of the purchase price over the fair values of assets acquired less liabilities assumed was allocated to goodwill.


The  cost  of  the  acquisition  was  allocated  as  follows:

     Cash                                       $  437
     Accounts receivable                           125
     Prepaid expenses and other current assets      52
     Property and equipment                        174
     In-process research and development         1,200
     Developed technology                        1,100
     Goodwill and other intangibles              5,615
     Accounts payable                             (507)
     Deferred revenue                             (367)
     Long-term debt                               (112)
                                                -------

     Cost of net assets acquired                $7,717
                                                =======




Approximately $1,200 of the purchase price represents purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to in-process research and development, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects, all of which related to either add-ons or enhancements of Momentum's existing XIPC product, in areas for which technological feasibility had not been established. The value of in-process projects was adjusted to reflect the relative value and contributions of the required research and development. In doing so, consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete projects. The discount rate included a factor that takes into account the uncertainty surrounding successful development of the purchased in-process research and development.



5.     Discontinued  Operation  -

On April 6, 1998, the Company sold its wholly owned subsidiary, ProfitKey International, Inc. The Company received $464 at the closing and a $2,000 note from the buyer. The note will be adjusted for changes in working capital through the closing date. In connection with the sale, the Company recorded a loss from the discontinued operation of approximately $1,362, before a tax expense of $519.

ITEM  2.

                              LEVEL 8 SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

Overview

Level 8 Systems, Inc.("Level 8") develops and sells proprietary vertical application software packages and provides software consulting and support services to customers located primarily in the United States and Canada. Level 8 Technologies, Inc. ("Level 8 Technologies") is a wholly-owned subsidiary specializing in transactional messaging middleware and distributed object technology.

On March 26, 1998, Level 8 acquired all the stock of Momentum Software Corporation ("Momentum") for 594,866 shares of Level 8 common stock and 200,000 warrants, subject to additional consideration based upon the Level 8 common stock price on December 1, 1998. The results of Momentum are included in the financial statements since the date of acquisition.

On April 6, 1998, Level 8 sold its wholly-owned subsidiary, ProfitKey International, Inc. ("ProfitKey"). The sale resulted in a loss of approximately $1,362. Level 8 recorded the loss in the first quarter of 1998 for the disposal of the business and the anticipated operating losses until disposal. The loss from operations is recorded as a loss from discontinued operations. Accordingly, ProfitKey is reported as a discontinued operation for 1998 and 1997. Level 8's operating results for prior periods were restated to reflect continuing operations.

See Note 3 to the Company's consolidated financial statements in Item 1 for additional information regarding the restatement of the Company's consolidated financial statements.

Results  of  Operations

Revenue for the three months ended March 31, 1998 was approximately $3,093 as compared to $2,853 for the three months ended March 31, 1997, an increase of $240 or 8%. The increase is primarily related to increased software, consulting and service revenue from Level 8 Technologies of approximately $245 and Momentum Software, which was acquired in the first quarter, of approximately $260. These increases were offset by the sale of the ASU division in the fourth quarter of 1997, which reduced revenue in the first quarter of 1998 by approximately $265.

Cost of revenue for the three months ended March 31, 1998 was approximately $2,014 as compared to $1,653 for the three months ended March 31, 1997, an increase of $361 or 22%. The increase was due to Level 8 Technologies increased costs of approximately $291, and to the write-off of capitalized software of $294 offset by the sale of the ASU division in the fourth quarter of 1997, which reduced cost of revenue by $219.

The gross margin for the three months ended March 31, 1998 was 35% as compared to 42% for the three months ended March 31, 1997. The decrease was primarily due to a lower margin in consulting and services.

Selling, general, and administrative expenses for the three months ended March 31, 1998 were approximately $1,856 as compared to approximately $1,100 for the three months ended March 31, 1997, an increase of approximately $756. The increase is a result of additional development expense of approximately $308 and other overall increases primarily at Level 8.

As a result of the acquisition of Momentum, the Company recorded a $1,200 nonrecurring charge for purchased in-process research and development costs based on the results of third-party appraisals. In the opinion of management and the appraiser, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. The value of the in-process projects was adjusted to reflect the relative value and contribution of the acquired research and development. In doing so, management gave consideration to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The value assigned to purchased in-process technology was based on key assumptions, including revenue growth rates for each technology considering, among other things, current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products.

Other income decreased by approximately $40 primarily due to decreased interest income from funds invested.

Income taxes represent a benefit of 21% of the loss from continuing operations before income taxes. The rate is below the expected tax rate primarily due to the nondeductibility of the purchased research and development costs of $1,200.

The loss on the disposal of ProfitKey of approximately $843, net of tax expense of $519, is reflected in discontinued operations.


Liquidity  and  Capital  Resources

Continuing operating activities for the three months ended March 31, 1998, provided net cash of approximately $960. At March 31, 1998, Level 8 had working capital of approximately $13,988 and a current ratio of 5.66. Level 8 believes that the existing working capital and anticipated funds generated from operations will be sufficient to fund its working capital and capital expenditure requirements at least through the end of 1998.

Level 8 spent approximately $118 on software development and $272 on property and equipment during the three months ended March 31, 1998.

PART  II.

                              LEVEL 8 SYSTEMS, INC.
                                OTHER INFORMATION


Item  1.     Legal  Proceedings

     None

Item  2.     Changes  in  Securities

     On March 26, 1998, Level 8 Systems, Inc.("Level 8") acquired Momentum Software Corporation (the "Momentum"), a Delaware corporation. Under the acquisition agreement, Momentum shareholders received 594,866 common shares of Level 8 and warrants to purchase 200,000 common shares of Level 8 for $13.108 per share, subject to adjustment ("Contingent Consideration") to take into account certain fluctuations in the value of the Level 8 common shares. If the average price per common share during the 30 days prior to the Calculation Date (as defined) (the "Average Price") is $21.00 or more, there is no Contingent Consideration; if the Average Price is between $15.00 and $21.00, the Contingent Consideration is a number of additional common shares equal to the product of
(a) 416.666 and (b) the number of cents by which $21.00 exceeds the Average Price; and if the Average Price is below $15.00, the Contingent Consideration is 250,000 common shares or an installment promissory note payable in four annual installments and bearing interest at the rate of 10% a year, as determined by the Momentum Liquidating Trust (the "Trust").

     Common shares totaling 544,866 and 200,000 warrants are being held by the Trust, the trustees of which are Dr. Robert Brill, Hubert Vandervoort and Bruns Grayson. The Trust will distribute the shares and warrants to the Momentum shareholders on December 1, 1998 (or earlier, in certain circumstance). Additionally, 50,000 shares were distributed directly to certain shareholders of Momentum.

     In connection with this transaction, the Trust has agreed, among its trustees, to vote its common shares in Level 8 in accordance with the instructions of Liraz Systems, Ltd.

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



Date     April  21,  1999                         LEVEL  8  SYSTEMS,  INC.
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