Form 10-Q/A
period 1998-06-30
LEVEL 8 SYSTEMS INC
filed 1999-04-22
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark  one)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended  June  30,  1998.

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from             to
                                   ------------   ------------

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



                                                 LEVEL 8 SYSTEMS, INC.

                                                         INDEX



                                                                                                             Page
PART I.     Financial Information                                                                          Number
                                                                                                           ------

                     Item 1.     Financial Statements

                                    Consolidated balance sheets as of June 30, 1998 (unaudited)
                                    and December 31, 1997                                                       3

                                    Consolidated statements of operations (unaudited) for the three and
                                    six months ended June 30, 1998 and 1997                                     4

                                    Consolidated statements of cash flows (unaudited) for the six months
                                    ended June 30, 1998 and 1997                                                5

                                    Notes to consolidated financial statements (unaudited)                      6


                     Item 2.     Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations                                                      10


PART II.    Other Information                                                                                  12


SIGNATURES                                                                                                     14











Introductory  Note:

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed by the Registrant on August 14, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development from the acquisition of Momentum Software Corporation on March 26, 1998, based upon revised guidelines as set forth by the Securities and Exchange Commission (the "SEC"); informal discussions with the SEC regarding the accounting for renegotiations of royalty payments under a software development agreement which the Company is now amortizing over the term of the agreement; and other adjustments to properly reflect quarterly results. The adjustments to the previously presented quarterly information, except for the revaluation of acquired in-process research and development and the renegotiated royalty payments, are between quarters within each of the years ended December 31, 1997 and 1998 and have no impact on year-end results.

PART  I.
ITEM1.


                                          LEVEL 8 SYSTEMS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)
                                               (UNAUDITED)

<BTB>
                                                                                      June 30,    December 31,
                                                                                       1998          1997
                                                                                       ----          ----
Assets

Cash and cash equivalents                                                              $ 5,856   $ 7,062
     Accounts receivable, less allowance for doubtful accounts
         of $780 and $434 at June 30, 1998 and December 31,
         1997, respectively                                                              5,650     6,455
     Income taxes receivable                                                                 -       406
     Inventory                                                                             336       336
     Prepaid expenses and other current assets                                           1,045       421
     Net assets from discontinued operations                                             1,769     3,577
     Deferred income taxes                                                               1,325         -
                                                                                       --------  --------

             Total current assets                                                       15,981    18,257

     Property and equipment, net                                                         1,566       974
     Excess of cost over net assets acquired, net                                        6,729     1,793
     Software development costs, net                                                     2,747     2,168
     Deposits and deferred costs                                                           880         -
     Other assets                                                                            -       290
                                                                                       --------  --------

              Total assets                                                             $27,903   $23,482
                                                                                       ========  ========



Liabilities and stockholders' equity

     Current maturities of loan and note payable from related company                  $ 1,047   $   128
     Current maturities of long-term debt                                                   46         7
     Accounts payable                                                                    1,174     1,936
     Accrued expenses                                                                      625       224
     Due to related company                                                                 75         -
     Customer deposits and deferred revenue                                                893        42
     Deferred taxes                                                                          -        94
                                                                                       --------  --------

              Total current liabilities                                                  3,860     2,431

     Long-term debt, net of current maturities                                              73        16
     Loan and note payable from related company, net of current maturities                 585       202
     Deferred income taxes                                                                 353       462

     Stockholders' equity
         Preferred stock                                                                     -         -
         Common stock                                                                       77        70
         Additional paid-in-capital                                                     27,650    20,603
         Accumulated deficit                                                            (4,695)     (184)
         Unearned compensation                                                               -      (118)
                                                                                       --------  --------

              Total stockholders' equity                                                23,032    20,371
                                                                                       --------  --------

              Total liabilities and stockholders' equity                               $27,903   $23,482
                                                                                       ========  ========





           The accompanying notes are an integral part of the consolidated financial statements.


                                                    LEVEL 8 SYSTEMS, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)
<BTB>
                                                                                      Three Months Ended    Six Months Ended
                                                                                               June 30,          June 30,
                                                                                           1998     1997      1998      1997
                                                                                           ----     ----      ----      ----
Operating revenue:
  Consulting and services                                                               $ 2,723   $2,022   $ 5,064   $3,984
  Software                                                                                  415      700       627    1,591
  Other                                                                                      17       45       557       45
                                                                                        --------  -------  --------  -------

          Total operating revenue                                                         3,155    2,767     6,248    5,620

Cost of revenue:
  Consulting and services                                                                 1,152      997     2,740    1,853
  Software                                                                                  423      260       849    1,026
  Other                                                                                       -        8         -       39
                                                                                        --------  -------  --------  -------

          Total cost of revenue                                                           1,575    1,265     3,589    2,918

Gross profit                                                                              1,580    1,502     2,659    2,702

Operating expenses:
  Selling, general and administrative                                                     3,808    1,267     5,665    2,367
  Purchased research and development                                                          -        -     1,200        -
                                                                                        --------  -------  --------  -------

          Total operating expenses                                                        3,808    1,267     6,865    2,367

Income (loss) from operations                                                            (2,228)     235    (4,206)     335

Other income (expense)
  Interest income                                                                            80       94       154      209
  Interest expense                                                                          (35)      (5)      (39)     (10)
                                                                                        --------  -------  --------  -------

Income (loss) before tax provision                                                       (2,183)     324    (4,091)     534

Income tax provision (benefit)                                                             (157)     127      (558)     221
                                                                                        --------  -------  --------  -------

Income (loss) from continuing operations                                                 (2,026)     197    (3,533)     313

Discontinued operations:
  Income (loss) from discontinued operation, net
     of taxes (benefit) of ($90) and $22                                                      -       25      (135)      59
  Loss on disposal, net of income tax expense of $519                                         -        -      (843)       -
                                                                                        --------  -------  --------  -------

                                                                                              -       25      (978)      59

Net income (loss)                                                                       $(2,026)  $  222   $(4,511)  $  372
                                                                                        ========  =======  ========  =======

Net income (loss) per common share:
  Income (loss) from continuing operations - basic                                      $ (0.26)  $ 0.03   $ (0.48)  $ 0.04
  Income (loss) from discontinued operations - basic                                    $     -   $    -   $ (0.13)  $ 0.01
                                                                                        --------  -------  --------  -------

Net income (loss) per share - basic                                                     $ (0.26)  $ 0.03   $ (0.61)  $ 0.05
                                                                                        ========  =======  ========  =======

Net income (loss) per common share:
  Income (loss) from continuing operations - diluted                                    $ (0.26)  $ 0.03   $ (0.48)  $ 0.04
  Income (loss) from discontinued operations - diluted                                  $     -   $    -   $ (0.13)  $ 0.01
                                                                                        --------  -------  --------  -------

Net income (loss) per share - diluted                                                   $ (0.26)  $ 0.03   $ (0.61)  $ 0.05
                                                                                        ========  =======  ========  =======

Weighted shares outstanding - basic                                                       7,689    6,967     7,401    6,963
                                                                                        ========  =======  ========  =======

Weighted shares outstanding - diluted                                                     7,689    7,483     7,401    7,506
                                                                                        ========  =======  ========  =======

                  The accompanying notes are an integral part of the consolidated financial statements.



                                           LEVEL 8 SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                                (UNAUDITED)

<BTB>
                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                            1998      1997
                                                                                            ----      ----
Cash flows from operating activities:
     Net income (loss)                                                                  $(4,511)  $   473
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in)operating activities:
          (Income) loss from discontinued operations                                        135       (59)
          Loss on disposal of discontinued operations                                       843         -
          Depreciation and amortization                                                   1,725       344
          Deferred income taxes                                                            (825)      287
          Purchased research and development                                              1,200         -
          Write-off of capitalized software                                                 294         -
          Other                                                                             406        49
          Changes in assets and liabilities, net of assets acquired
               and liabilities assumed:
               Trade accounts receivable                                                    930    (1,470)
               Prepaid expenses and other assets                                            (72)     (626)
               Accounts payable and accrued expenses                                       (615)     (123)
               Customer deposits and deferred revenue                                       391        36
                                                                                        --------  --------
                    Net cash used in operating activities                                   (99)   (1,089)


Cash flows from investing activities:
     Cash received from acquisition                                                         362         -
     Purchase of marketable securities                                                        -    (1,998)
     Redemption of marketable securities                                                      -     6,497
     Purchases of property and equipment                                                 (1,111)     (144)
     Capitalization of software development costs                                           (95)     (586)
                                                                                        --------  --------
                    Net cash provided by (used in) investing activities                    (844)    3,769

Cash flows from financing activities:
     Issuance of common shares                                                               59        58
     Costs of issuance of common shares                                                       -      (137)
     Proceeds on long-term debt                                                            (150)        -
     Deferred income taxes                                                                 (109)        -
     Payments on other long-term debt                                                       (63)      (65)
                                                                                        --------  --------
                    Net cash used in financing activities                                  (263)     (144)

Net increase (decrease) in cash and cash equivalents                                     (1,206)    2,536

Cash and cash equivalents:
     Beginning of period                                                                  7,062     3,318
                                                                                        --------  --------

     End of period                                                                      $ 5,856   $ 5,854
                                                                                        ========  ========

          The accompanying notes are an integral part of the consolidated financial statements.


                              LEVEL 8 SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS,EXCEPT SHARES)
                                   (UNAUDITED)

1.     Basis  of  Presentation  -

In the opinion of the Company, these unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations and cash flows for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998, or any other period

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q originally filed on August 14, 1998 and is being filed to reflect the restatement of the Company's consolidated financial statements. See Note 3. The Company filed its annual report on Form 10-K for the year ended December 31, 1998 which contains subsequent information regarding certain matters disclosed herein. For further information, refer to the 1998 consolidated financial statements and notes included therein.

Additionally, for further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997, filed September 11, 1998.


2.     Principles  of  Consolidation  -

The June 30, 1998 consolidated financial statements include the accounts of Level 8 Systems, Inc. ("Level 8") and its wholly-owned subsidiaries, Level 8 Technologies, Inc. ("Level 8 Technologies") and ProfitKey International, Inc.
("ProfitKey") and its new wholly-owned subsidiary, Momentum Software Corporation, from the date of acquisition of March 26, 1998. The June 30, 1997 condensed consolidated financial statements include the accounts of Level 8, Level 8 Technologies, ProfitKey, and its ASU consulting division. On April 6, 1998, the Company sold its wholly-owned subsidiary, ProfitKey. ProfitKey has been accounted for as a discontinued operation and the results of its operations have been excluded from continuing operations in the condensed consolidated financial statements for all periods presented. All inter-company accounts and transactions are eliminated in consolidation.

3.     Restatement

     Purchased  research  and  product  development

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development ("IPR&D") in accounting for the acquisition of Momentum Software Corporation in March of 1998. See Note 4. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to IPR&D at the date of the acquisition.

The Company's initial calculations to value the acquired IPR&D were based upon a methodology that estimated the costs to develop the IPR&D into commercially viable products, and discounted the net cash flows back to their present value.

The increase in selling, general and administrative is primarily due to the additional goodwill related to the purchase of Momentum Software Corp. due to the change in the valuation of IPR&D discussed above. Goodwill and amortization was approximately $408 for the quarter ended June 30, 1998. An increase to acquisition research of $112 and $244 for the three and six month periods ended, respectively was recorded.

The Company also adjusted the value and shares of stock issued for the purchase of Momentum. This adjustment resulted in a $668 increase to goodwill.

The change in weighted average shares outstanding for the three and six month period ending June 30, 1998 is due to the recomputation of shares taking into effect the purchase of Momentum Software Corporation.

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

Due to a change in the Company's development plans for this product, during the first quarter of 1998, the Company and Liraz orally agreed to amend the original custom computer programming agreement. Under the new agreement signed April 1, 1998, the Company agreed to reimburse Liraz's costs of development of $1,500 and to pay Liraz royalties of 3% of program revenues, as defined in the agreement, generated from January 1, 1998 until December 31, 2000. The Company originally recorded the transaction as a purchase of technology with an offsetting note to Liraz for $1,500 during the first quarter of 1998. Additionally, the Company recorded an impairment loss related to the capitalized cost of the joint development agreement due to the net realizable value of the future cash flows expected from the product. Based on informal discussions with the SEC, the Company has restated its quarterly financial statements to amortize the cost of reimbursement over the term of the agreement beginning on April 1, 1998 with the signing of the agreement.

The increase in prepaid expenses and other current assets is primarily related to recognition of current deferred royalty expenses of $500 for the quarter ended June 30, 1998.

Other  adjustments

In connection with the audit of the Company's 1998 annual consolidated financial
statements,  certain  adjustments  were     identified  in  order  to
recognize revenue in the proper quarter of 1998 in accordance with Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For the six months ended June 30, 1998, revenues totaling $930 have been deferred until subsequent quarters of 1998 along with $234 of expenses related to the revenues. The nature of this transaction also impacts accounts receivable and deferred revenues.

The adjustments to the current maturities of loan from related company, current maturities of long-term debt, long-term debt, net of current maturities and loan from related company, net of current maturities was a reclassification among those accounts and has no impact on the consolidated balance sheet as of June 30, 1998.


A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

<BTB>
                                                           As of June 30, 1998
                                                             As
                                                          Previously    As
                                                           Reported   Restated
                                                           --------   --------
BALANCE SHEET DATA
     Accounts receivable, net                               $ 6,234   $ 5,650
     Prepaid expenses and other current assets                  545     1,045
     Property and equipment, net                              1,524     1,566
     Excess of cost over net assets acquired, net             2,299     6,729
     Software development costs, net                          2,730     2,747
     Customer deposits and deferred costs                       279       880
     Total assets                                            22,897    27,903
     Accounts payable                                         1,408     1,174
     Current maturities of loan from related company            128     1,047
     Current maturities of long-term debt                       497        46
     Deferred revenue                                           318       890
     Long-term debt, net of current maturities                  988        73
     Loan from related company, net of current maturities       138       585
     Additional paid-in-capital                              28,362    27,650
     Accumulated deficit                                     (9,956)   (4,695)
     Unearned compensation                                     (118)        -
     Total shareholders' equity (deficiency)                 18,364    23,032
     Total liabilities                                       22,897    27,903


<BTB>
                                                           Three Months Ended     Six Months Ended
                                                               June 30,1998       June 30, 1998
                                                           Previously         Previously
                                                            Reported Restated  Reported   Restated
                                                             ------    ------    ------     ------
CONSOLIDATED STATEMENT OF OPERATIONS
  Consulting and services                                   $ 3,066   $ 2,723   $  5797   $ 5,064
  Software                                                      534       415       824       627
  Cost of consulting and services                             1,386     1,152     2,974     2,740
  Cost of software                                              318       423       470       849
  Gross profit                                                1,913     1,580     3,734     2,659
  Selling, general and administrative                         3,288     3,808     4,896     5,665
  Purchased research and development                              -         -     6,510     1,200
  Write-off of capitalized software                               -         -     1,794         -
  Income (loss) from operations                              (1,375)   (2,228)   (9,466)   (4,205)
  Income tax provision                                         (157)     (157)     (762)     (558)
  Income (loss) from continuing operations                   (1,173)   (2,026)   (8,589)   (3,532)
  Loss on disposal, net of income tax expense of $519             -         -    (1,047)     (843)
  Net income (loss)                                          (1,173)   (2,026)   (9,771)   (4,510)
  Net loss per common share - basic and diluted               (0.15)    (0.26)    (1.33)    (0.61)
  Weighted average shares outstanding - basic and diluted     7,618     7,689     7,351     7,401






An adjustment has also been made to restate the second quarter results for 1997 to reflect salary expense related to the issuance of stock options to a non-employee consultant. This adjustment was originally recorded in the fourth quarter of 1997. This transaction has no impact on the total results for the year ended December 31, 1997.


<BTB>
                                            Three Months Ended    Six Months Ended
                                              June 30, 1997       June 30, 1997
                                           Previously           Previously
                                            Reported Restated    Reported Restated
                                               -----     -----      -----    -----
CONSOLIDATED STATEMENT OF OPERATIONS
 Selling, general and administrative             $1,166  $1,267    $2,266   $2,367
 Net income                                         323     222       473      372
 Net income per common share - basic               0.05    0.03      0.07     0.05
 Net income per common share - diluted             0.04    0.03      0.06     0.05
 Weighted average shares outstanding - basic      6,967   6,967     6,963    6,963
 Weighted average shares outstanding - diluted    7,483   7,483     7,506    7,506





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

The  cost  of  the  acquisition  was  allocated  as  follows:
<BTB>
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


5.     Discontinued  Operations  -

On April 6, 1998, the Company sold its wholly owned subsidiary, ProfitKey. The disposition of ProfitKey was accounted for as a discontinued operation as of March 31, 1998. The Company received $464 at the closing and a $2,000 note from the buyer. The purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The buyer has notified the Company that it believed there was a variance of $1,466, which would require a reduction in the purchase price of that amount. Based on information available to the Company at this time, management believes that an adjustment, if any, is not determinable and if any is ultimately required, it should not have a material adverse effect on the Company. In connection with the sale, the Company recorded a loss from the discontinued operation of approximately $1,362 million including a tax expense of $519.



6.     Related  Party  Agreement

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

On April 1, 1998, the Company and Liraz entered into an amendment to the original custom computer programming agreement, whereby the original royalty payment provisions were rescinded. Under the new agreement, the Company agreed to reimburse Liraz's costs of development of $1,500 and to pay Liraz royalties of 3% of program revenues, as defined in the agreement, generated from January 1, 1998 until December 31, 2000. The Company issued a note to Liraz for $1,500 for cost reimbursement pursuant to this agreement and is amortizing the cost of reimbursement over the term of the agreement. The amortization of the cost reimbursement is included as a component of cost of software in the consolidated statement of operations.

ITEM  2.

                              LEVEL 8 SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

     In connection with the sale of ProfitKey, the parties agreed to adjust the purchase price to reflect any variance in ProfitKey's closing date working capital from a specified amount. The buyer has notified the Company that it believed there was a variance of $1,466, which would require a reduction in the purchase price of that amount. Based on information available to the Company at this time, management believes that an adjustment, if any, is not determinable and should not have a material adverse effect on the Company.

     During 1995, the Company and Liraz entered into a custom computer programming agreement for the joint development of certain software. Liraz and the Company were each to pay 50% of the total project development costs. In exchange for providing 50% of the project development costs, Liraz was to receive royalties of 30% of the first $2,000 in contract revenue from the sale of products developed under this agreement, 20% of the next $1,000, and 8% thereafter. On April 1, 1998, the Company and Liraz entered into an amendment to the original custom computer programming agreement, whereby the original royalty payment provisions were rescinded. Under the new agreement, the Company agreed to reimburse Liraz's costs of development of $1,500 and to pay Liraz royalties of 3% of program revenues, as defined in the agreement, generated from January 1, 1998 until December 31, 2000. The Company issued a note to Liraz for $1,500 for cost reimbursement pursuant to this agreement and is amortizing the cost of reimbursement over the term of the agreement. The amortization of the cost reimbursement is included as a component of cost of software in the consolidated statement of operations.

     See Note 3 to the Company's consolidated financial statements in Item 1 for additional information regarding the restatement of the Company's consolidated financial statements.

Three  Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

    Revenue for the three months ended June 30, 1998 was approximately $3,155 as compared to $2,767 for the three months ended June 30, 1997, an increase of $388 or 14%. The increase is primarily related to an increase from consulting, services and maintenance revenue of $701, of which $350 represents deferred maintenance revenue recognized in this period, offset by a decrease in software product and other revenue of $285 associated with MQSeries licenses.

     Cost of revenue for the three months ended June 30, 1998 was approximately $1,575 as compared to $1,265 for the three months ended June 30, 1997, an increase of $310 or 25%. The increase was due to Level 8 Technologies' increase in the cost of consulting, services and maintenance of approximately $155, and a $163 increase in the cost of software products.

     The gross margin for the three months ended June 30, 1998 was 50% as compared to 54.3% for the three months ended June 30, 1997. The decrease was due primarily to an increase in cost of software related to amortization of capitalized software and the amortization of the cost reimbursement agreement with Liraz.

     Selling, general, and administrative expenses for the three months ended June 30, 1998 were approximately $3,808 as compared to approximately $1,267 for the three months ended June 30, 1997, an increase of approximately $2,541. The increase is a result of additional development expenses of approximately $820; additional operational costs associated with Momentum of $770; additional amortization of goodwill for Momentum of $428; acquisition research expenses of $112; and other overall increases of $411.


Six  Months  Ended  June  30,  1998 Compared With Six Months Ended June 30, 1997

     Revenue for the six months ended June 30, 1998 was approximately $6,248 as compared to $5,620 for the six months ended June 30, 1997, an increase of $628 or 11%. The increase is primarily related to increases from consulting, services and maintenance revenue of $1,080, of which $370 represents deferred maintenance revenue recognized in this period, and an increase in other revenue of $512, offset by a decrease in software product revenue of $964 relating primarily to lower MQSeries sales.

     Cost of revenue for the six months ended June 30, 1998 was approximately $3,589 as compared to $2,918 for the six months ended June 30, 1997, an increase of $671 or 23%. The increase was due to Level 8 Technologies' increase in the cost of consulting, services and maintenance of approximately $887 offset by a decrease of $177 in the purchase of MQSeries products for resale.
The gross margin for the six months ended June 30, 1998 was 43% as compared to 48% for the six months ended June 30, 1997. The decrease was primarily due to a gross loss in software.

     Selling, general, and administrative expenses for the six months ended June 30, 1998 were approximately $5,665 as compared to approximately $2,367 for the six months ended June 30, 1997, an increase of approximately $3,298. The increase is a result of additional development expense of approximately $974 relating to new product development; $182 in selling and marketing expenses which reflects the build-up of Level 8's sales organization; $850 of additional operational costs associated with Momentum; additional amortization of goodwill for Momentum of $428; capitalized software cost of $390; acquisition research costs totaling $244; and other overall increases of $230.

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

     Other income decreased by approximately $84 for the six months ended June 30, 1998 and $44 for the three months ended June 30, 1998 due to a decrease in interest income from fewer funds being invested and an increase of interest expense associated with long-term debt.

     Income taxes represent a benefit of 13.6% of the loss from continuing operations before income taxes. The rate is below the expected tax rate primarily due to the non-deductibility of the purchased research and development costs of $1,200, and a valuation allowance.

     The loss on disposal from the discontinued operations of ProfitKey totaled approximately $1,362 including a tax expense of $519.


Liquidity  and  Capital  Resources

     Continuing operating activities for the six months ended June 30, 1998 used Net cash of approximately $99. Level 8 used approximately $844 for investing activities in the six months ended June 30, 1998 primarily as a result of purchases of property and equipment. Continuing financing activities for the six months ended June 30, 1998 used net cash of $263. At June 30, 1998, Level 8 had working capital of approximately $12,121 and a current ratio of 4.1. Level 8 believes that the existing working capital and the anticipated funds generated from operations will be sufficient to fund its working capital and capital expenditure requirements at least through the end of 1998.

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


The  shareholders  voting  results  are  as  follows:

<BTB>

                     Votes For  Against  Withheld  Abstained
                     ---------  -------  --------  ---------
(1)  Arie Kilman     6,372,998       N/A  231,995        N/A
     Samuel Somech   6,373,093       N/A  231,900        N/A
     Theodore Fine   6,373,093       N/A  231,900        N/A
     Lenny Recanati  6,373,093       N/A  231,900        N/A
     Frank J. Klein  6,373,093       N/A  231,900        N/A
     Michel Berty    6,373,093       N/A  231,900        N/A
     Robert Brill    6,373,093       N/A  231,900        N/A

(2) Amendment to
     Stock Option
     Plan            5,219,489    336,997     N/A      4,830




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