Form 10-Q/A
period 1998-09-30
LEVEL 8 SYSTEMS INC
filed 1999-04-22
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark  one)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended  September  30,  1998.

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from          to
                                   ---------   --------------

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


                                                  LEVEL 8 SYSTEMS, INC.

                                                          INDEX


                                                                                                               Page
PART I.     Financial Information                                                                            Number
                                                                                                             ------

                      Item 1.     Financial Statements

                                     Consolidated balance sheets as of September 30, 1998 (unaudited)
                                     and December 31, 1997                                                        3

                                     Consolidated statements of operations (unaudited) for the three and
                                     nine months ended September 30, 1998 and 1997                                4

                                     Consolidated statements of cash flows (unaudited) for the nine months
                                     ended September 30, 1998 and 1997                                            5

                                     Notes to consolidated financial statements (unaudited)                       6


                      Item 2.     Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations                                                       10


PART II.    Other Information                                                                                    12


SIGNATURES                                                                                                       13












Introductory  Note:

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed by the Registrant on November 13, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of acquired in-process research and development from the acquisition of Momentum Software Corporation on March 26, 1998, based upon revised guidelines as set forth by the Securities and Exchange Commission (the "SEC"); informal discussions with the SEC regarding the accounting for renegotiations of royalty payments under a software development agreement which the Company is now amortizing over the term of the agreement; and other adjustments to properly reflect quarterly results. The adjustments to the previously presented quarterly information, except for the revaluation of acquired in-process research and development and the renegotiated royalty payments, are between quarters within each of the years ended December 31, 1997 and 1998 and have no impact on year-end results.

ITEM  I.
PART1.

                                          LEVEL 8 SYSTEMS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)
                                               (UNAUDITED)


                                                                                  September 30, December 31,
                                                                                       1998          1997
                                                                                       ----          ----

Assets

     Cash and cash equivalents                                                         $ 3,537   $ 7,062
     Accounts receivable, less allowance for doubtful accounts
          of $1,086 and $434 at September 30, 1998 and December
          31, 1997, respectively                                                         8,598     6,455
     Income taxes receivable                                                                 -       406
     Inventory                                                                               -       336
     Prepaid expenses and other current assets                                           1,889       421
     Net assets from discontinued operations                                             1,770     3,577
     Deferred income taxes                                                               1,325         -
                                                                                       --------  --------

                    Total current assets                                                17,119    18,257

     Property and equipment, net                                                         1,609       974
     Excess of cost over net assets acquired, net                                        6,156     1,793
     Software development costs                                                          3,347     2,168
     Deposits and deferred costs                                                           733         -
     Other assets                                                                            -       290
                                                                                       --------  --------

                    Total assets                                                       $28,964   $23,482
                                                                                       ========  ========



Liabilities and stockholders' equity

     Current maturities of loan and note payable from related company                  $ 1,048   $   128
     Current maturities of long-term debt                                                   48         7
     Accounts payable                                                                    1,425     1,936
     Accrued expenses                                                                      315       224
     Due to related company                                                                197         -
     Customer deposits and deferred revenue                                              4,853        42
     Deferred taxes                                                                          -        94
                                                                                       --------  --------

                    Total current liabilities                                            7,886     2,431

     Long-term debt, net of current maturities                                              59        16
     Loan and note payable from related company, net of current maturities                 552       202
     Deferred income taxes                                                                 353       462

     Stockholders' equity
          Preferred stock                                                                    -         -
          Common stock                                                                      77        70
          Additional paid-in-capital                                                    27,650    20,603
          Accumulated deficit                                                           (7,613)     (184)
          Unearned compensation                                                              -      (118)
                                                                                       --------  --------

                    Total stockholders' equity                                          20,114    20,371
                                                                                       --------  --------

                    Total liabilities and stockholders' equity                         $28,964   $23,482
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


                                                    LEVEL 8 SYSTEMS, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         (UNAUDITED)

                                                                                      Three Months Ended   Nine Months Ended
                                                                                           September 30,      September 30,
                                                                                           1998     1997      1998      1997
                                                                                           ----     ----      ----      ----


Operating revenue:
  Consulting and services                                                               $ 1,813   $2,416   $ 6,877   $6,400
  Software                                                                                  450      411     1,077    2,002
  Other                                                                                      86      110       643      155
                                                                                        --------  -------  --------  -------

          Total operating revenue                                                         2,349    2,937     8,597    8,557

Cost of revenue                                                                           1,741      843     5,330    3,761
                                                                                        --------  -------  --------  -------

Gross profit                                                                                608    2,094     3,267    4,796

Operating expenses:
  Selling, general and administrative                                                     3,563    1,685     9,227    4,052
  Purchased research and development                                                          -        -     1,200        -
                                                                                        --------  -------  --------  -------

          Total operating expenses                                                        3,563    1,685    10,427    4,052

Income (loss) from operations                                                            (2,955)     409    (7,160)     744

Other income (expense)
  Interest income                                                                            71      112       225      321
  Interest expense                                                                          (34)      (5)      (73)     (15)
                                                                                        --------  -------  --------  -------

Income (loss) before tax provision                                                       (2,918)     516    (7,008)   1,050

Income tax provision (benefit)                                                                -      202      (558)     423
                                                                                        --------  -------  --------  -------

Income (loss) from continuing operations                                                 (2,918)     314    (6,450)     627

Discontinued operations:
  Income (loss) from discontinued operation, net
     of taxes (benefit) of ($90) and $22                                                      -        8      (135)      67
  Loss on disposal, net of income tax expense of $519                                         -        -      (843)       -
                                                                                        --------  -------  --------  -------

                                                                                              -        8      (978)      67

Net income (loss)                                                                       $(2,918)  $  322   $(7,428)  $  694
                                                                                        ========  =======  ========  =======

Net income (loss) per common share:
  Income (loss) from continuing operations - basic                                      $ (0.38)  $ 0.05   $ (0.86)  $ 0.09
  Income (loss) from discontinued operations - basic                                    $     -   $    -   $ (0.13)  $ 0.01
                                                                                        --------  -------  --------  -------

Net income (loss) per share - basic                                                     $ (0.38)  $ 0.05   $ (0.99)  $ 0.10
                                                                                        ========  =======  ========  =======

Net income (loss) per common share:
  Income (loss) from continuing operations - diluted                                    $ (0.38)  $ 0.04   $ (0.86)  $ 0.08
  Income (loss) from discontinued operations - diluted                                  $     -   $    -   $ (0.13)  $ 0.01
                                                                                        --------  -------  --------  -------

Net income (loss) per share - diluted                                                   $ (0.38)  $ 0.04   $ (0.99)  $ 0.09
                                                                                        ========  =======  ========  =======

Weighted shares outstanding - basic                                                       7,690    7,007     7,498    6,978
                                                                                        ========  =======  ========  =======

Weighted shares outstanding - diluted                                                     7,690    7,642     7,498    7,598
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



                                           LEVEL 8 SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                                (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                            1998      1997
                                                                                            ----      ----


Cash flows from operating activities:
     Net income (loss)                                                                  $(7,429)  $   893
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          (Income) loss from discontinued operations                                        135       (67)
          Loss on disposal of discontinued operations                                       843         -
          Depreciation and amortization                                                   2,366       537
          Deferred income taxes                                                            (934)      343
          Purchased research and development costs                                        1,200         -
          Write-off of capitalized software                                                 294         -
          Other                                                                             406        87
               Changes in assets and liabilities, net of assets acquired
                    and liabilities assumed:
                    Trade accounts receivable                                            (2,019)   (3,024)
                    Prepaid expenses and other assets                                      (580)     (271)
                    Accounts payable and accrued expenses                                  (594)      (41)
                    Customer deposits and deferred revenue                                4,502        35
                                                                                        --------  --------
                         Net cash used in operating activities                           (1,810)   (1,508)

Cash flows from investing activities:
     Cash received from acquisition                                                         362         -
     Purchase of marketable securities                                                        -    (1,998)
     Redemption of marketable securities                                                      -     6,498
     Purchases of property and equipment                                                 (1,274)     (212)
     Capitalization of software development costs                                          (643)     (839)
                                                                                        --------  --------
                         Net cash provided by (used in) investing activities             (1,555)    3,449

Cash flows from financing activities:
     Issuance of common shares                                                               59       165
     Costs of issuance of common shares                                                       -      (137)
     Proceeds on long-term debt                                                            (156)        -
     Payments on other long-term debt                                                       (63)      (99)
                                                                                        --------  --------
                    Net cash used in financing activities                                  (160)      (71)

Net increase (decrease) in cash and cash equivalents                                     (3,525)    1,870

Cash and cash equivalents:
     Beginning of period                                                                  7,062     3,318
                                                                                        --------  --------

     End of period                                                                      $ 3,537   $ 5,188
                                                                                        ========  ========



              The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1.     Basis  of  Presentation  -

In the opinion of the Company, these unaudited consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. The results of operations and cash flows for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998, or any other period.

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q originally filed on November 13, 1998 and is being filed to reflect the restatement of the Company's consolidated financial statements. See Note 3. The Company filed its annual report on Form 10-K for the year ended December 31, 1998 which contains subsequent information regarding certain matters disclosed herein. For further information, refer to the 1998 consolidated financial statements and notes included therein.

Additionally, for further information, refer to the consolidated financial statements and notes included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997, filed September 11, 1998.


2.     Principles  of  Consolidation  -

The September 30, 1998 consolidated financial statements include the accounts of Level 8 Systems, Inc. ("Level 8") and its wholly-owned subsidiaries, Level 8 Technologies, Inc. ("Level 8 Technologies") and ProfitKey International, Inc.
("ProfitKey") and its new wholly-owned subsidiary, Momentum Software Corporation, from the date of acquisition of March 26, 1998. The September 30, 1997 condensed consolidated financial statements include the accounts of Level 8, Level 8 Technologies, ProfitKey, and its ASU consulting division. On April 6, 1998, the Company sold its wholly-owned subsidiary, ProfitKey. ProfitKey has been accounted for as a discontinued operation and the results of its operations have been excluded from continuing operations in the condensed consolidated financial statements for all periods presented. All inter-company accounts and transactions are eliminated in consolidation.


3.     Restatement  -

Purchased  research  and  product  development

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for quarterly period ended September 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development ("IPR&D") in accounting for the acquisition of Momentum Software Corporation in March of 1998. See Note 4. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to IPR&D at the date of the acquisition.

The Company's initial calculations to value the acquired IPR&D were based upon a methodology that estimated the costs to develop the IPR&D into commercially viable products, and discounted the net cash flows back to their present value.

The increase in selling, general and administrative is primarily due to an increase in the recognition of goodwill related to the purchase of Momentum
Software  Corp,  approximately  $420  for  the quarter ended September 30, 1998.

The Company also adjusted the value and shares of stock issued for the purchase of Momentum. This adjustment resulted in a $668 increase to goodwill

The change in weighted average shares outstanding for the three and nine month period ending September, 1998 is due to the recomputation of shares taking into effect the purchase of Momentum Software Corporation.


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

Other  adjustments

In connection with the audit of the Company's 1998 annual consolidated financial statements, certain adjustments were identified in order to recognize revenue in the appropriate quarter of 1998 in accordance with Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For the nine months ended September 30, 1998, revenues totaling $823 have been deferred until the fourth quarter of 1998. $234 of expenses related to the revenues previously reported in prior quarters has been restated to be properly accounted for in the third quarter of 1998. The nature of this transaction also impacts accounts receivable and deferred revenues.

The decrease in cost of revenue related to software sales for the quarter ended September 30, 1998 was due to an adjustment to the amortization of capitalized software development costs.

The adjustments to the current maturities of loan from related company, current maturities of long-term debt, long-term debt, net of current maturities, loan from related company, net of current maturities, and accrued expenses was a reclassification among those accounts and has no impact on the consolidated balance sheet as of September 30, 1998.


A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

                                                           As of Sept 30, 1998
                                                              As
                                                          Previously    As
                                                           Reported   Restated
                                                           --------   --------


BALANCE SHEET DATA
     Accounts receivable, net                               $  9,624   $ 8,598
     Prepaid expenses and other current assets                 1,389     1,889
     Property and equipment, net                               1,547     1,609
     Excess of cost over net assets acquired, net              2,154     6,156
     Software development costs, net                           3,035     3,347
     Customer deposits and deferred costs                        269       733
     Total assets                                             24,290    28,964
     Current maturities of loan from related company             594     1,048
     Current maturities of long-term debt                         27        48
     Due to related company                                      212       197
     Accrued expenses                                            275       312
     Deferred revenue                                          4,460     4,853
     Long-term debt, net of current maturities                    85        59
     Loan from related company, net of current maturities      1,038       552
     Additional paid-in-capital                               28,362    27,650
     Accumulated deficit                                     (12,502)   (7,613)
     Unearned compensation                                      (118)        -
     Total shareholders' equity (deficiency)                  15,818    20,114
     Total liabilities                                        24,290    28,964



                                                           Three Months Ended    Nine Months Ended
                                                              Sept. 30,1998       Sept. 30, 1998
                                                           Previously         Previously
                                                            Reported Restated  Reported   Restated
                                                             ------    ------    ------     ------


CONSOLIDATED STATEMENT OF OPERATIONS
  Consulting and services                                   $ 1,706   $ 1,813   $  7,503   $ 6,877
  Software                                                      485       450      1,309     1,077
  Cost of consulting and services                             1,151     1,385      4,125     4,125
  Cost of software                                              551       356      1,021     1,205
  Gross profit                                                  575       608      4,309     3,267
  Selling, general and administrative                         3,143     3,563      8,039     9,227
  Purchased research and development                              -         -      6,510     1,200
  Write-off of capitalized software                               -         -      1,794         -
  Income (loss) from operations                              (2,568)   (2,995)   (12,034)   (7,160)
  Other expense (net)                                            22        37        137       152
  Income tax provision                                            -         -       (762)     (558)
  Loss  from continuing operations                           (2,546)   (2,918)   (11,135)   (6,450)
  Loss on disposal, net of income tax expense of $519             -         -     (1,047)     (843)
  Net Loss                                                   (2,546)   (2,918)   (12,317)   (7,428)
  Net loss per common share - basic and diluted               (0.33)    (0.38)     (1.65)    (0.99)
  Weighted average shares outstanding - basic and diluted     7,640     7,690      7,448     7,498





Certain adjustments made in the fourth quarter of 1997 have been reflected in the restated third quarter 1997 financial statements presented herein.

The adjustments to the results of the third quarter ended September 30, 1997, reflect a change in software revenue of $461 and the cost of software of $336. This amount was previously recognized in the third quarter of 1997 and has now been reclassified to be recognized in the fourth quarter of 1997.

Consulting and services revenue of $260 recognized in the third quarter of 1997 has now been reclassified to the fourth quarter of 1997.

Salaries expense of $19 has been reclassified to the third quarter of 1997 from the fourth quarter of 1997.

These adjustments have no impact on the previously reported results for the year ended December 31, 1997.



                                              Three Months Ended  Nine Months Ended
                                                  Sept 30,1997      Sept 30, 1997
                                               Previously        Previously
                                                Reported Restated Reported Restated
                                                  ------  -----   -----    ------


CONSOLIDATED STATEMENT OF OPERATIONS
  Consulting and services                         $2,676  $2,416   $6,659  $6,400
  Software                                           872     411    2,463   2,002
  Cost of consulting and services                  1,380   1,074    3,233   2,927
  Cost of software                                   106    (230)   1,133     796
  Gross profit                                     2,173   2,094    4,875   4,796
  Selling, general and administrative              1,666   1,685    3,932   4,052
  Income (loss) from operations                      507     409      944     744
  Net income (loss)                                  421     322      893     694
  Net income per common share - basic               0.06    0.05     0.13    0.10
  Net income per common share - diluted             0.05    0.04     0.12    0.09
  Weighted average shares outstanding - basic      7,007   7,007    6,978   6,978
  Weighted average shares outstanding - diluted    7,642   7,642    7,598   7,598





4.     Acquisition  -

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

                              LEVEL 8 SYSTEMS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


Results  of  Operations

Overview

     General. For the three months ended September 30, 1998, the Company's revenue was $2,349, a decrease of 20% from $2,937 for the three months ended September 30, 1997. The operating loss for the three months ended September 30, 1998 was $2,918, compared to a profit of $314 for the three months ended September 30, 1997. For the three months ended September 30, 1998, the Company had a net loss of $2,918, or $(0.38) per share, basic and diluted, compared to a net profit of $322, or $0.05 per share basic and $0.04 per share diluted, for the three months ended September 30, 1997.

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

     Due to a change in the Company's development plans for this product, the Company and Liraz entered into an amendment to the original custom computer
Programming agreement, whereby the original royalty payment provisions were rescinded. Under the new agreement, the Company agreed to reimburse Liraz's costs of development of $1,500 and to pay Liraz royalties of 3% of program revenues, as defined in the agreement, generated from January 1, 1998 until December 31, 2000. The Company issued a note to Liraz for $1,500 for cost reimbursement pursuant to this agreement and is amortizing the cost of reimbursement over the term of the agreement. The amortization of the cost reimbursement is included as a component of cost of software in the consolidated statement of operations.

     See Note 3 to the Company's consolidated financial statements in Item 1 for additional information regarding the restatement of the Company's consolidated financial statements.

Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

     Revenue for the three months ended September 30, 1998 was approximately $2,349 as compared to $2,937, for the three months ended September 30, 1997, a decrease of $588 or 20%. The decrease in revenue was primarily attributable to a decrease in consulting revenue of $603 offset by a small increase in software license sales. The decrease in consulting revenue was mainly attributable to delays in projects by some of the Company's larger customers.

     Cost of revenue for the three months ended September 30, 1998 was Approximately $1,741 as compared to $843 for the three months ended September
30, 1997, an increase of $898 or 106%. The increase in cost of revenue was attributable to certain consulting projects, which necessitated the use of outside consultants carrying higher costs and a change in product mix.

     The gross margin for the three months ended September 30, 1998 was approximately 26% as compared to approximately 71% for the three months ended September 30, 1997. The decrease was a result of the changes in revenue and cost of revenue as mentioned above.

     Selling, general, and administrative expenses for the three months ended September 30, 1998 were approximately $3,563 as compared to approximately $1,685 for the three months ended September 30, 1997, an increase of approximately $1,878. The increase in selling, general and administrative expenses reflects added general expenses associated with Momentum ($525) and the investment in infrastructure needed to support the expected growth in revenue. Additionally, selling, general and administrative expense includes approximately $468 related to the goodwill amortization for the Momentum acquisition in 1998.


Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

     Revenue for the nine months ended September 30, 1998 was approximately $8,597 as compared to $8,557 for the nine months ended September 30, 1997, an increase of $40 or 0.5%. The components of total revenue have shifted with an approximate $965 increase in services being offset by a corresponding decrease in license sales.

     Cost of revenue for the nine months ended September 30, 1998 was approximately $5,330 as compared to $3,761 for the nine months ended September 30, 1997, an increase of $1,569 or 42%. The increase was due to Level 8 Technologies' increase in the cost of outside consulting, services and maintenance of approximately $1,198 coupled with an increase in software amortization and a $294 write-off of capitalized software.

     The gross margin for the nine months ended September 30, 1998 was Approximately 38% as compared to approximately 56% for the nine months ended September 30, 1997. The decrease was due to lower margins on consulting and services revenue.

     Selling, general, and administrative expenses for the nine months ended September 30, 1998 were approximately $9,227 as compared to approximately $4,052 for the nine months ended September 30, 1997, an increase of approximately $5,175. The increase is a result of additional expenses of approximately $1,045 relating to Momentum. The other increases in expenses were associated with the investment in infrastructure needed to support the expected growth in revenue.

     Other income decreased by approximately $154 for the nine months ended September 30, 1998 and $70 for the three months ended September 30, 1998 due to a decrease in interest income from fewer idle funds invested and an increase of interest expense associated with long-term debt.

     Income taxes represent a benefit of 8.0% of the loss from continuing operations before income taxes. The rate is below the expected tax rate primarily due to the non-deductibility of the purchased research and development costs of $1,200, and a valuation allowance.

     The loss on disposal from a discontinued operation of ProfitKey totaled approximately $1,362 including a tax expense of $519.


Liquidity  and  Capital  Resources

     Continuing operating activities for the nine months ended September 30, 1998 used net cash of approximately $1,810. Level 8 used approximately $1,555 for investing activities in the nine months ended September 30, 1998 primarily as a result of purchases of property and equipment. Continuing financing activities for the nine months ended September 30, 1998 used net cash of approximately $160. At September 30, 1998, Level 8 had working capital of approximately $9,233 and a current ratio of approximately 2.2. Level 8 believes that the existing working capital and the anticipated funds generated from operations will be sufficient to fund its working capital, capital expenditure and financing requirements at least through the next twelve months.

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

     (a)     Exhibits:

     11.0    Weighted  Average  and  Common  Share  Equivalents

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

Date               April  21,  1999                    LEVEL  8  SYSTEMS,  INC.
     ------------------------------                    ------------------------
                                                                   (Registrant)



                                                     /s/  Arie  Kilman
                                                     -----------------
                                                     Arie  Kilman
                                                     Chief  Executive  Officer