Form 10-Q
period 1999-03-31
LEVEL 8 SYSTEMS INC
filed 1999-05-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark  one)
[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                 For the quarterly period ended March 31, 1999.

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                For the transition period from         to
                                              ---------  ---------

                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


           New  York                                        11-2920559
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
        or  organization)                                Identification Number)



    8000  Regency  Parkway,  Cary,  NC                         27511
-------------------------------------------------------------------------------
(Address  of  principal  executive  offices)               (Zip  Code)



                                 (919) 380-5000
                                 --------------
              (Registrant's telephone number, including area code)

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

8,720,994  common shares, $.01 par value, were outstanding as of March 31, 1999.

LEVEL  8  SYSTEMS,  INC.
INDEX



                                                                                                            Page
PART I.     Financial Information                                                                         Number
                                                                                                          ------

                      Item 1.     Financial Statements

                                     Consolidated balance sheets as of March 31, 1999 (unaudited)
                                     and December 31, 1998                                                     3

                                     Consolidated statements of operations (unaudited) for the three
                                     months ended March 31, 1999 and 1998                                      4

                                     Consolidated statements of cash flows (unaudited) for three months
                                     ended March 31, 1999 and 1998                                             5

                                     Consolidated statements of comprehensive income (unaudited) for
                                     three months ended March 31, 1999 and 1998                                6

                                     Notes to consolidated financial statements (unaudited)                    7


                      Item 2.     Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations                                                    11

                      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  19


PART II.    Other Information                                                                                 20


                                                                                                              22
SIGNATURES


PART  I.  FINANCIAL  INFORMATION
  ITEM  1.  FINANCIAL  STATEMENTS

                                       LEVEL 8 SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                        March 31,     December 31,
                                                                          1999           1998
                                                                       -----------  --------------
Assets
        Cash and cash equivalents                                      $    2,221   $       6,078
        Accounts receivable, less allowance for doubtful accounts
              of $1,832 and $3,252 at March 31, 1999 and December 31,
              1998, respectively                                           16,009          16,992
        Due from related company                                              271             271
        Note receivable for sale of subsidiary                              2,000           2,000
        Prepaid expenses and other current assets                           2,428           2,606
                                                                       -----------  --------------

                   Total current assets                                    22,929          27,947

        Property and equipment, net                                         2,333           2,682
        Excess of cost over net assets acquired, net                       30,520          32,217
        Software development costs, net                                     6,687           6,753
        Other assets                                                        1,212           1,171
                                                                       -----------  --------------

                   Total assets                                        $   63,681   $      70,770
                                                                       ===========  ==============


Liabilities and stockholders' equity

        Notes payable, due on demand                                   $    5,600   $      12,275
        Current maturities of loan from related company                       167             628
        Current maturities of long-term debt                                  758             799
        Accounts payable                                                    1,985           3,691
        Accounts payable to related company                                   170              82
        Accrued expenses:
             Compensation                                                     614             318
             Commissions                                                      473           1,021
             Restructuring                                                    797             973
             Merger-related                                                 3,145           4,803
             Other                                                          7,387           8,275
        Deferred revenue and customer deposits                              9,747          13,075
        Income taxes payable                                                1,883           1,781
                                                                       -----------  --------------

                   Total current liabilities                               32,726          47,721

        Long-term debt, net of current maturities                          11,569           1,541
        Loan from related company, net of current maturities               12,484          12,519
        Deferred revenue                                                    1,974              97

        Stockholders' equity
              Preferred stock                                                   -               -
             Common stock                                                      87              87
             Additional paid-in-capital                                    34,070          34,045
             Accumulated other comprehensive income                          (161)              -
             Accumulated deficit                                          (29,068)        (25,240)
                                                                       -----------  --------------

                   Total stockholders' equity                               4,928           8,892
                                                                       -----------  --------------

                   Total liabilities and stockholders' equity          $   63,681   $      70,770
                                                                       ===========  ==============
         The accompanying notes are an integral part of the consolidated financial statement




                                         LEVEL  8  SYSTEMS,  INC.
                                 CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                            (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
                                            (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                           1999      1998
                                                                                           ----      ----


Revenue:
  Software                                                                              $ 2,712   $   212
  Maintenance                                                                             3,883       540
  Services                                                                                6,610     2,341
                                                                                        --------  --------
          Total operating revenue                                                        13,205     3,093

Cost of revenue:
  Software                                                                                  838       426
  Maintenance                                                                             1,600       101
  Services                                                                                6,018     1,665
                                                                                        --------  --------
          Total cost of revenue                                                           8,456     2,192

Gross profit                                                                              4,749       901

Operating expenses:
  Sales and marketing                                                                     2,619       200
  Research and development                                                                1,679       426
  General and administrative                                                              1,753       947
  Amortization of intangible assets                                                       1,697       105
  Purchased research and development                                                          -     1,200
                                                                                        --------  --------
          Total operating expenses                                                        7,748     2,878

Loss from operations                                                                     (2,999)   (1,977)

Other income (expense)
  Interest income                                                                            74        74
  Interest expense                                                                         (701)       (4)
                                                                                        --------  --------

Loss before tax provision                                                                (3,626)   (1,907)

Income tax provision (benefit)                                                              202      (401)
                                                                                        --------  --------

Loss from continuing operations                                                          (3,828)   (1,506)

Discontinued operations:
  Loss from discontinued operation, net
     of tax                                                                                   -      (135)
  Loss on disposal, net of tax                                                                -      (843)
                                                                                        --------  --------
                                                                                              -      (978)

Net loss                                                                                $(3,828)  $(2,484)
                                                                                        ========  ========

Net loss per common share:
  Loss from continuing operations - basic and diluted                                   $ (0.44)  $ (0.21)
  Loss from discontinued operations - basic and diluted                                       -     (0.14)
                                                                                        --------  --------
Net loss per share - basic and diluted                                                  $ (0.44)  $ (0.35)
                                                                                        ========  ========

Weighted shares outstanding - basic and diluted                                           8,710     7,110
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



                                          LEVEL 8 SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                               (UNAUDITED)


                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                            1999     1998
                                                                                            ----     ----


Cash flows from operating activities:
     Net loss                                                                          $(3,828)  $(2,484)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                                  2,709       273
          Deferred income taxes                                                             (2)     (760)
          Provision for uncollectible accounts                                             104        50
          Loss from discontinued operations                                                  -       135
          Loss on disposal of discontinued operations                                        -       843
          Purchased research and development                                                 -     1,200
          Write-off of capitalized software costs                                            -       294
          Changes in assets and liabilities, net of assets acquired
                   and liabilities assumed:
               Trade accounts receivable                                                   604     1,580
               Prepaid expenses and other assets                                           164      (391)
               Accounts payable, accrued expenses and
                    income taxes payable                                                (4,489)     (260)
               Deferred revenue                                                         (1,350)      480
                                                                                       --------  --------
                    Net cash provided by (used in) operating activities                 (6,088)      960


Cash flows from investing activities:
     Cash received from acquisition                                                          -       362
     Purchases of property and equipment                                                   (54)     (272)
     Capitalization of software development costs                                         (544)     (118)
                                                                                       --------  --------
                    Net cash used in investing activities                                 (598)      (28)

Cash flows from financing activities:
     Issuance of common shares                                                              25        28
     Net borrowings on line of credit                                                    3,325         -
     Payments on borrowings from related company                                          (496)        -
     Payments on capital leases                                                            (13)
     Deferred income taxes                                                                   -      (109)
     Payment on other long-term debt                                                         -       (33)
                                                                                       --------  --------
                    Net cash provided by (used) in financing activities                  2,841      (114)

Effect of exchange rate changes on cash                                                    (12)        -

Net increase (decrease) in cash and cash equivalents                                    (3,857)      818

Cash and cash equivalents:
     Beginning of period                                                                 6,078     7,062
                                                                                       --------  --------

     End of period                                                                     $ 2,221   $ 7,880
                                                                                       ========  ========



The accompanying notes are an integral part of the consolidated financial statements.



                                                LEVEL 8 SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)






                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                        1999           1998
                                                                                       -----------  --------
Net loss                                                                               $   (3,828)  $(2,484)

Other comprehensive income, net of tax
     Foreign currency translation adjustment                                                 (161)        -
                                                                                       -----------  --------

Comprehensive loss                                                                     $   (3,989)  $(2,484)
                                                                                       ===========  ========







The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company's subsidiaries are wholly-owned except for Seer Technologies, Inc. ("Seer"). The Company acquired a 69% interest in Seer on December 31, 1998. Seer had net liabilities of $24,535 at the acquisition date. The stockholders of the remaining 31% of the outstanding voting stock were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets. Accordingly, there is no minority interest in the losses of the Seer subsidiary reflected in the consolidated financial statements as of and for the period ended March 31, 1999.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9") will be effective for the Company's fiscal year beginning January 1, 1999. Retroactive application is prohibited. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long -term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97 -2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97 -2 became effective December 15, 1998. The Company has implemented SOP 98-9 as of January 1, 1999.


 NOTE  2.     EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic earnings (loss) per share calculations. Potentially dilutive securities outstanding during the first quarter of fiscal year 1999 include stock options and stock warrants.


NOTE  3.     INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

The income tax provision for the first quarter of fiscal year 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


NOTE  4.  USE  OF  ACCOUNTING  ESTIMATES

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


NOTE  5.  SEGMENT  INFORMATION

Management of the Company makes operating decisions and assesses performance of its operations based on the following reportable segments: (1) Software, (2) Maintenance, (3) Services, and (4) Research and Development.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for year ended December 31, 1998. Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest, taxes and amortization of goodwill (EBITA).

Comparative information is not available for the same period of 1998 because the Company previously reviewed its operations as one reportable segment and did not have international operations.

The table below presents information about reported segments for the quarter ending March 31, 1999:




                                                     Research
                                                     And
               Software    Maintenance   Services    Development    Total
               ----------  ------------  ----------  -------------  --------

Total Revenue  $   2,712   $      3,884  $   6,610   $          -   $13,205

Total EBITA    $  (1,221)  $      3,020  $    (235)  $     (2,867)  $(1,303)




A reconciliation of total segment EBITA to total consolidated income before taxes for the quarter ended March 31, 1999 is as follows:



Total EBITA                     $(1,302)
Amortization of goodwill         (1,697)
Interest expense, net              (627)
                                --------

Total loss before income taxes  $(3,626)
                                ========

The following table presents a summary of revenue by geographic region for the quarter ended March 31, 1999:



Australia       $   648
Denmark           1,408
Germany             542
Greece              408
Italy             1,278
Norway              608
Sweden              299
Switzerland       1,000
United Kingdom    1,608
USA               4,511
Other               895
                -------

Total revenue   $13,205
                =======








Presentation of revenue by region is based on the country in which the customer is domiciled.


NOTE  6.  CONTINGENCIES

LITIGATION. On April 6, 1998, the Company sold substantially all assets and operations of its wholly owned subsidiary ProfitKey International, Inc.
("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser has notified the Company that it believes there are adjustments totaling $1,466 which would require a reduction in the purchase price. The Company has begun to attempt to negotiate a settlement with the purchaser and has made provision for its estimate of the purchase price adjustment and the costs to resolve this matter. Management believes at this time that any additional provision required to ultimately resolve this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company.

In  December  1997,  Seer  filed  a  lawsuit  against  Saadi Abbas and Cambridge
Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured Seer by interfering with Seer's ability to market and sublicense the LightSpeed Financial Model. Seer obtained a preliminary injunction against Mr. Abbas and CBS halting their actions. Mr. Abbas and CBS filed counterclaims against Seer claiming wrongful dismissal of Abbas and breach of the license agreement. Due to the erosion of the market for the LightSpeed Financial Model, Seer voluntarily dismissed its claims against Mr. Abbas and CBS in the summer of 1998. Mr. Abbas and CBS are continuing to pursue their claims against Seer. At the present point in the litigation, it is impossible to calculate the chances of success in this litigation. However, the Company intends to continue to vigorously defend against the counterclaim. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of Seer.

LIQUIDITY. During the first quarter of 1999, the Company incurred a net loss of $3.8 million and has negative working capital of $9.8 million and an accumulated deficit of $29.1 million at March 31, 1999. The Company's ability to generate positive cash flow is dependent upon the Company achieving and sustaining certain cost reductions and generating sufficient revenues for the year. The Company already implemented certain steps to, among other things, reduce headcount, restructure operations and eliminate various costs from the business. Liraz has committed to provide the Company up to $7.5 million of working capital on an as needed basis, upon thirty days notice. Advances, if any, made under the commitment would become due and payable upon the earlier of March 31, 2000 or the successful completion of an equity financing which provides more than $7.5 million in proceeds to the Company. The advancement of funds under the commitment is subject to the Company's acceptance of certain terms including possible conversion of the outstanding balance, if any, to common stock of the Company and the execution of appropriate documentation. Management's plans also include the possibility of raising additional equity financing. The Company believes that existing cash on hand, cash provided by future operations, additional borrowings under its line of credit and the Liraz commitment will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

NOTE  7.  SUBSEQUENT  EVENTS

Subsequent to March 31, 1999, the Company renegotiated its line of credit and converted $10 million of borrowings under its credit facility to a term loan due on September 1, 2000. The interest rate on the line of credit was increased to prime plus 2% per annum.

On April 15, 1999, the Company completed its cash tender offer (the "Tender Offer") that commenced on February 1, 1999 for all of the outstanding shares of common stock ("Seer Common Stock"), par value $.01 per share, of Seer at a purchase price of $.35 per share in cash. The Company has accepted for payment 3,375,833 shares of Seer Common Stock validly tendered and not properly withdrawn pursuant to the Tender Offer. As of April 30, 1999, the Company acquired the remaining minority interest in Seer, for $0.35 per share of Seer Common Stock in cash by merger. The total purchase price for the remaining 31% of Seer acquired through the Tender Offer and merger in April, 1999 was approximately $1.7 million. As a result of the completion of the Tender Offer and merger, Seer became a wholly owned subsidiary of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS.
---------------


GENERAL  INFORMATION  AND  RECENT  DEVELOPMENTS

The following table sets forth, for the periods indicated, the Company's unaudited results of continuing operations expressed as a percentage of revenue:



                                                          Three months ended
                                                                March 31,
                                                              1999     1998
                                                              -----  -------
Revenue:
     Software products                                        20.5%     6.9%
     Maintenance                                              29.3%    17.5%
     Services                                                 50.2%    75.6%
                                                              -----  -------
Total
                                                             100.0%   100.0%
Cost of revenue:
     Software products                                         6.3%    13.8%
     Maintenance                                              12.1%     3.3%
     Services                                                 45.6%    53.8%
                                                              -----  -------
Total
                                                              64.0%    70.9%
Gross profit                                                  36.0%    29.1%

Operating expenses:
     Sales and marketing                                      19.8%     6.5%
     Research and product development                         12.7%    13.8%
     General and administrative                               13.3%    30.6%
     Amortization of goodwill and intangibles                 12.9%     3.4%
     Purchased research and development                        ---     38.8%
                                                              -----  -------
Total                                                         58.7%    93.1%

Other income (expense), net                                  (4.7%)     2.3%
                                                             ------  -------

Loss before taxes                                           (27.4%)  (61.7%)

Income tax provision (benefit)                                 1.5%  (13.0%)
                                                            -------  -------

Loss from continuing operations                             (28.9%)  (48.7%)
                                                            =======  =======




The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:




                             Three months ended
                                     March 31,
                                   1999     1998
                                   ------  -----
United States                        35 %   99 %
Mexico / Canada                       1 %   ---
South America                         1 %   ---
Europe                               57 %   ---
Middle East / Africa                  1 %    1 %
Asia Pacific                          7 %   ---
                                    -----  -----
Total
                                    100 %   100%

REVENUE  AND  GROSS  MARGIN.  The  Company  has  three  categories  of  revenue:
software products, maintenance, and services. Software products revenue is comprised primarily of fees from licensing the Company's proprietary software products. Maintenance revenue is comprised of fees for maintaining, supporting, and providing periodic upgrades to the Company's software products. Services revenue is comprised of fees for consulting and training services related to the Company's software products.

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

Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9") will be effective for the Company's fiscal year beginning January 1, 1999. Retroactive application is prohibited. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long -term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97 -2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97 -2 became effective December 15,
1998.  The  Company  implemented  SOP  98-9  as  of    January  1,  1999.

Total revenues increased significantly for the first quarter of 1999 as compared to the same period of 1998 primarily due to the acquisitions of Momentum and Seer during 1998. The gross margin improved to 36% for the quarter ended March 31, 1999 from 29% for the comparable period of 1998.

On a pro forma combined basis, total revenues for the first quarter of 1998 were $19.3 million. The $6.1 million decline in revenue on a pro forma combined basis is primarily due to a decline in consulting resources employed by Seer from the first quarter of 1998 to the first quarter of 1999. The gross margin for the quarter ended March 31, 1998 on a pro forma combined basis was approximately 20%.

     SOFTWARE PRODUCTS. Software products revenue increased significantly for the first quarter of 1999 as compared to the same period of 1998 primarily due to the sales of products acquired from Momentum and Seer during 1998 coupled with sales of the Company's new Geneva Integration Server.

In the first quarter of 1998, the Company's software sales were primarily resales of IBM's MQ Series licenses and sales of Falcon messaging products, which were commercially released in late 1997. Through its acquisitions in 1998, the Company acquired Momentum's XIPC messaging product and Seer's HPS products which are used for application development. Additionally, as discussed above, the Company has developed Geneva Integration Server, an EAI solution, during late 1998 and early 1999.

Gross margins on software products increased significantly from a negative margin of 100% for the first quarter of 1998 to 69% for the first quarter of 1999 primarily due to the increase in the Company's software products revenue. The increase in gross margin was offset somewhat by a $.4 million increase in cost of software. Cost of software is composed of production and distribution costs, amortization of capitalized software and royalties to third parties. The increase in cost of software was primarily due to amortization of capitalized software from Momentum's and Seer's developed technology valued in the purchase transactions and royalties for technology acquired in 1998 from Liraz Systems, Ltd. ("Liraz"), the Company's majority shareholder.

MAINTENANCE. Maintenance revenue increased significantly from the first quarter of 1998 to the first quarter of 1999 primarily due to addition of Seer*HPS to the Company's products, which has historically had a significant revenue stream from maintenance. Maintenance revenue on a pro forma combined basis for the first quarter of 1998 was $4.2 million.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance declined from 81% for the first quarter of 1998 to 59% for the first quarter of 1999 primarily due to the addition of Seer*HPS to the Company's products. Due to their complexity, the Seer*HPS products have historically required more resources for maintenance and support.

     SERVICES. Services revenue increased significantly from the first quarter of 1998 to the first quarter of 1999 primarily due to the acquisition of Seer, which added approximately 150 consultants to the Company's consulting staff.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins declined from 29% to 9% from the first quarter of 1998 to the first quarter of 1999 primarily due to lower utilization of billable resources. Additionally, changes in the composition of the Company's services revenue have caused margins to decline since the Seer*HPS-related services has historically generated lower margins than the Company's other service offerings. The Company is seeking to improve its consulting margins through better utilization of its consultants and by retraining the Seer*HPS consulting resources to provide higher margin services for the Company's Falcon and Geneva Integration Server products.

SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as trade show participation and other promotional expenses. Sales and marketing expenses increased significantly from the first quarter of 1998 to the first quarter of 1999 due to an increase in the size of the Company's sales force, both through acquisition and recruiting. Sales and marketing expenses have also increased as a percentage of revenue from 6.5% in the first quarter of 1998 to 19.8% in the first quarter of 1999. These increases were necessitated by the reorganization of the Company's sales and promotional activities to correspond with its new product strategy as well as the Company's expansion into the global marketplace with the acquisition of Seer. The Company intends to continue to increase its spending in the sales and marketing area to increase market awareness and acceptance of its new product Geneva Integration Server and to establish an indirect distribution network.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel and related overhead. Research and development expense increased significantly from the first quarter of 1998 to the first quarter of 1999 due to the addition of 90 developers from Momentum and Seer. As a percentage of revenues, research and development expenses remained relatively constant at 13% and 14% for the first quarters of 1999 and 1998, respectively. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, and administrative staff and related overhead and all non-allocable corporate costs of operating the Company. General and administrative expenses increased 85% from the first quarter of 1998 to the first quarter of 1999. The increases are primarily related to the additional infrastructure necessary to support the Company after the acquisitions of Momentum and Seer, as well as $.5 million in foreign exchange losses related to Seer's international operations. As a percentage of revenue excluding the foreign exchange losses, general and administrative expense has declined from 31% in the first quarter of 1998 to 9% in the first quarter of 1999 due to synergies obtained through the Company's 1998 acquisitions. The Company intends to begin hedging foreign currency transactions in an effort to reduce its exposure to changes currency exchange rates.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $1.7 million in the first quarter of 1999 and $.1 million in the first quarter of 1998. The amortization of goodwill in the first quarter of 1998 was related to the purchase of Level 8 Technologies in April of 1995. In the first quarter of 1999, the amortization of goodwill and other intangible assets related to the purchase of Seer, Momentum and Level 8 Technologies. The Company anticipates that the amortization of goodwill and other intangible assets will increase due to additional intangible assets expected to be acquired following the acquisition of the 31% minority interest in Seer during the second quarter of 1999. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

     PURCHASED RESEARCH AND DEVELOPMENT. Based on the results of a third-party appraisal, the Company recorded a charge in the first quarter of 1998 of $1.2 million to expense purchased in-process research and development costs related to the acquisition of Momentum. There were no similar charges recorded in the first quarter of 1999. The Company does anticipate recording an expense related to purchased in-process research and development costs in the second quarter of 1999 as it completes its acquisition of the 31% minority interest in Seer.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the first quarter of fiscal year 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

     DISCONTINUED OPERATIONS. During 1998, the Company disposed of one of its wholly-owned subsidiaries, ProfitKey International, Inc. The disposal was accounted for as a discontinued operation. According, the results of operations for the first quarter of 1998 reflects a $1.0 million loss from discontinued operations.

     IMPACT OF INFLATION. Inflation has not had a significant effect on the Company's operating results during the periods presented.


LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash used in operations and for investment in capital during the first quarter of 1999 was $6.7 million. Payments of approximately $2.0 million for merger and restructuring costs related to the acquisition of Seer were a primary component of the net cash outflow in addition to the Company's normal, recurring operating expenses. Also, both the Company and Seer had lower than anticipated billings in the fourth calendar quarter of 1998 which contributed to a reduction in cash received from customers. The Company believes this trend was caused primarily by internal distractions within both companies in the fourth calendar quarter of 1998 due to the November announcement of the Seer transaction which was consummated on December 31, 1998. During the first quarter of 1999, the Company also paid approximately $.5 million on its outstanding debt obligations with its majority shareholder Liraz. The Company funded its cash needs during the first quarter of 1999 with cash on hand at December 31, 1998, through first quarter operations and through $3.3 million in additional borrowings under its line of credit.

As of March 31, 1999, the Company had outstanding borrowings of $15.6 million under a credit facility with a commercial bank shared between the Company and Seer (the "Credit Facility") at an interest rate of 7.75%. Subsequent to March 31, 1999, the Credit Facility was amended and currently provides for borrowings up to the lesser of $25 million or the sum of 80% of eligible receivables and a $10 million term loan payable on September 1, 2000. The receivables-based borrowings under the Credit Facility are due on demand. The Credit Facility bears interest at the prime rate plus 2% per annum and has no financial covenant provisions. The Credit Facility terminates on December 31, 2001; however, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Credit Facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property.

In addition to the Credit Facility, the Company has other outstanding borrowings at March 31, 1999 including (i) $.2 million under a note payable to Liraz which bears interest at 4% per year and is payable in equal quarterly installments of $.035 million, including interest, (ii) $.5 million under a note payable to Liraz which bears interest at 8% per year and is payable in annual installments, (iii) $2.3 million of $3 million notes issued to the sellers of Momentum which bear interest at 10% per year and are payable in annual installments, and (iv) a $12 million loan from Liraz which bears interest at 12% and is payable on June 30, 2000. The $12 million note and other debt payable to Liraz is subordinate in right of payment to the Credit Facility.

Future maturities on the Company's outstanding debt at March 31,1999 include $6.5 million in 1999, $23.3 million in 2000 and $.7 million in 2001. Of such amounts, $12.5 million in 2000 are due to Liraz.

The $12 million loan from Liraz was used by the Company to pay off a portion of Seer's bank debt on the date of the Company's acquisition of its 69% interest in Seer. In connection with the loan agreement, the Company and Liraz agreed that the Company would effect a pro rata offering to its shareholders of shares of preferred stock intended to have an aggregate liquidation preference initially equal to the principal and accrued interest under the note and to be convertible into an aggregate number of common stock determined by dividing the aggregate liquidation preference (which will accrete at the rate of 12% a year, compounded quarterly) by the conversion price. The conversion price would be an amount equal to the greater of $5.00 and two-thirds of the average closing price of a share of the Company's common stock during the 20 trading days ending on the fifth trading day before the rights offering. Each share of preferred stock would be entitled to two votes for each share of common stock into which it is convertible. The preferred stock would be redeemable at the Company's option at any time after June 30, 2000, upon at least 30 days' notice, at a redemption price equal to the preferred stock's accreted liquidation preference. The purchase price for each share of preferred stock to be offered to the Company's shareholders would equal its initial liquidation preference. Liraz would be permitted to pay the purchase price for any preferred stock it purchases in the offering with cash or by reducing the amount payable to it under the $12 million note. If the rights offering is consummated before June 30, 1999, the Company is required to use the net proceeds of the rights offering to prepay the unpaid balance under the $12 million note. In the context of reviewing other financing alternatives, the Company and Liraz are currently reevaluating the proposed rights offering and may determine not to proceed with the rights offering.

     As of March 31, 1998, the Company did not have any material commitments for capital expenditures.

On April 15, 1999, the Company completed its cash tender offer (the "Tender Offer") that commenced on February 1, 1999 for all of the outstanding shares of common stock ("Seer Common Stock"), par value $.01 per share, of Seer at a purchase price of $.35 per share in cash. The Company has accepted
3,375,833 shares of Seer Common Stock validly tendered and not properly withdrawn pursuant to the Tender Offer. As of April 30, 1999, the Company acquired the remaining minority interest in Seer, for $0.35 per share of Seer
Common Stock in cash. The total purchase price for the remaining 31% of Seer acquired through the Tender Offer and merger in April, 1999 was approximately $1.7 million. As a result of the completion of the Tender Offer and merger, Seer became a wholly owned subsidiary of the Company.

In early 1999, management began both to effect the various restructuring actions and to implement other cost control and cost reduction efforts. Management's planned actions also include the sale of certain technologies that are not closely related to the Company's current strategic direction and positioning the Company for the possible rights offering discussed above or an alternative financing transaction.

During the first quarter of 1999, the Company incurred a net loss of $3.8 million and has negative working capital of $9.8 million and an accumulated deficit of $29.1 million at March 31, 1999. The Company's ability to generate positive cash flow is dependent upon the Company achieving and sustaining certain cost reductions and generating sufficient revenues for the year. The Company already implemented certain steps to, among other things, reduce headcount, restructure operations and eliminate various costs from the business. Liraz has committed to provide the Company up to $7.5 million of working capital on an as needed basis, upon thirty days notice. Advances, if any, made under the commitment would become due and payable upon the earlier of March 31, 2000 or the successful completion of an equity financing which provides more than $7.5 million in proceeds to the Company. The advancement of funds under the commitment is subject to the Company's acceptance of certain terms including possible conversion of the outstanding balance, if any, to common stock of the Company and the execution of appropriate documentation. Management's plans also include the possibility of raising additional equity financing. The Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the Credit Facility and Liraz commitment will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

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

Software Sold to Consumers. The Company believes that it has substantially identified potential Year 2000 Problems with the software products that it develops and markets. See "Item 1. Business - Products and Services," of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a further discussion of the Company's products. The Company's Seer*HPS toolset products are designed to allow developers to develop applications that are Year 2000 compliant, through the use of four-digit year fields which can accept and accurately represent dates both before and after the Year 2000. Once a four-digit year is properly input, applications built with the Seer*HPS toolset can properly process the dates.

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

The Company's assessment of its internal systems is approximately 85% complete. Based on its current assessment, the Company does not believe the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will have a material adverse effect on the Company's financial condition, cash flows, or results of operations.

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


EURO  CONVERSION

Several European countries adopted a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. The Company is reviewing the anticipated impact the Euro may have on its internal systems and on its competitive environment. The Company believes its internal systems will be Euro capable without material modification cost.
Further, the Company does not presently expect the introduction of the Euro currency to have an adverse material impact on the Company's financial condition, cash flows, or results of operations.


FORWARD  LOOKING  AND  CAUTIONARY  STATEMENTS

This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the pending transaction with Seer, liquidity and capital resources, Year 2000 issues and similar matters within the meaning of the Private Securities Reform Act of 1995 ("Reform Act"). The Company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, the Company's representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the Securities and Exchange Commission and in materials incorporated therein by reference: the Company's future success depends on the market acceptance of the new Geneva Integration Server; an unexpected revenue shortfall may adversely affect the Company's business because its expenses are largely fixed; the Company's quarterly operating results may vary significantly because the Company cannot accurately predict the amount and timing of individual sales and this may adversely impact the Company's stock price; trends in sales of the Company's products and general economic conditions may affect investors' expectations regarding the Company's financial performance and may adversely affect the Company's stock price; because a substantial amount of the Company's revenues have historically been derived from Seer*HPS, decreased demand for services relating to this product could adversely affect the Company's business; the Company's future results may depend upon the continued growth and business use of the Internet; the Company may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; the Company may not have the resources to successfully manage the integration of Seer; the Company's future results may depend upon the successful integration of acquisitions; the Company may not have the resources to successfully manage additional growth; rapid technological change could render the Company's products obsolete; if the Company's relationship with Microsoft weakens, it could adversely affect the Company's business; the loss of any one of the Company's major customers could adversely affect the Company's business; the Company's business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on the Company's results of operations; the Company's products may contain undetected software errors, which could adversely affect its business; because the Company's technology is complex, the Company may be exposed to liability claims; year 2000 issues may cause problems with the Company's systems and expose the Company to liability; the failure of the Company to meet product delivery dates could adversely affect its business; the Company may be unable to enforce or defend its ownership and use of proprietary technology; because the Company is a technology company, its Common Stock may be subject to erratic price fluctuations; and the Company may not have sufficient liquidity and capital resources to meet changing business conditions. See the Company's Form 10-K filed on April 1, 1999 for a more detailed description of certain risks presented by the Company's operations.



ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

Approximately 65% of the Company's first quarter 1999 revenues were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transactions gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U. S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to shareholders' equity. Based upon the foregoing, the Company intends to begin hedging transactions in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk.

PART  II.          OTHER  INFORMATION


     ITEM  1.  LEGAL  PROCEEDINGS

     In December 1997, Seer filed a lawsuit against Saadi Abbas and Cambridge Business Solutions (UK) Limited ("CBS") alleging that Mr. Abbas and CBS had injured Seer by interfering with Seer's ability to market and sublicense the LightSpeed Financial Model. Seer obtained a preliminary injunction against Mr. Abbas and CBS halting their actions. Mr. Abbas and CBS filed counterclaims against Seer claiming wrongful dismissal of Abbas and breach of the license agreement. Due to the erosion of the market for the LightSpeed Financial Model, Seer voluntarily dismissed its claims against Mr. Abbas and CBS in the summer of 1998. Mr. Abbas and CBS are continuing to pursue their claims against Seer. At the present point in the litigation, it is impossible to calculate the chances of success in this litigation. However, the Company intends to continue to vigorously defend against the counterclaim. The Company has made provisions for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.

     From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.


     ITEM  2.  CHANGES  IN  SECURITIES

     None


     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


None


     ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits


10.30 Amendment dated Mach 31,1999, to the Loan and Security Agreement among Seer, the Company and Greyrock Capital, a division of NationsCredit Commercial Corporation.

10.31 Amendment dated April 21, 1999, to the Loan Documents among Seer, the Company and Greyrock Capital, a division of NationsCredit Commercial Corporation.

10.32 Amendment dated April 21, 1999, to amend the Schedule to Loan and Security Agreement among Seer, the Company and Greyrock Capital, a division of NationsCredit Commercial Corporation.

10.33 Amendment dated April 29, 1999, to amend the Amendment to Schedule Agreement between Seer, the Company, and Greyrock, a division of NationsCredit Commercial Corporation.


(b)  Reports  on  Form  8-K

On January 11, 1999, the Company filed a report on Form 8-K/A relating to the dismissal of Grant Thornton LLP as the Company's certifying accountants.

On January 15, 1999, the Company filed a report on Form 8-K reporting the acquisition of Seer Technologies, Inc.

On January 21, 1999, the Company filed a report on Form 8-K reporting the appointment of PricewaterhouseCoopers as the Company's certifying accountants.

On March 16, 1999, the Company filed a Form 8-K/A including pro forma financial information in connection with the acquisition of Seer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Level  8  Systems,  Inc.

Date:  May  13,  1999

                         /s/ Steven  Dmiszewicki
                         Steven  Dmiszewicki
                         Chief  Operating  Officer