Form 10-Q
period 1999-06-30
LEVEL 8 SYSTEMS INC
filed 1999-08-16
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark  one)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                  For the quarterly period ended June 30, 1999.

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                For the transition period from          to


                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   11-2920559
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation     I.R.S Employer Identification
           or  organization)                                Number)




    8000  Regency  Parkway,  Cary,  NC                              275111
-------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                      (Zip  Code)



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

8,776,541 common shares, $.001 par value, were outstanding as of August 13, 1999.

LEVEL  8  SYSTEMS,  INC.
INDEX



                                                                                                                 Page
PART I.     Financial Information                                                                              Number
                                                                                                               ------

                      Item 1.     Financial Statements

                                     Consolidated balance sheets as of June 30, 1999 (unaudited)
                                     and December 31, 1998                                                          3

                                     Consolidated statements of operations (unaudited) for the three and six
                                     months ended June 30, 1999 and 1998                                            4

                                     Consolidated statements of cash flows (unaudited) for six months
                                     ended June 30, 1999 and 1998                                                   5

                                     Consolidated statements of comprehensive income (unaudited) for
                                     three and six months ended June 30, 1999 and 1998                              6

                                     Notes to consolidated financial statements (unaudited)                         7


                      Item 2.     Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations                                                         12

                      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                       21


PART II.    Other Information                                                                                      21


                                                                                                                   25
SIGNATURES


PART  I.  FINANCIAL  INFORMATION
  ITEM  1.  FINANCIAL  STATEMENTS

                                      LEVEL 8 SYSTEMS, INC.
                                   CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                                       June 30,    December 31,
                                                                         1999          1998
                                                                      ----------  --------------
Assets
        Cash and cash equivalents                                     $  19,247   $       6,078
        Accounts receivable, less allowance for doubtful accounts
              of $1,395 and $3,252 at June 30, 1999 and December 31,
              1998, respectively                                         15,176          16,992
        Due from related company                                            271             271
        Note receivable for sale of subsidiary                            2,000           2,000
        Prepaid expenses and other current assets                         2,195           2,606
                                                                      ----------  --------------

                   Total current assets                                  38,889          27,947

        Property and equipment, net                                       2,030           2,682
        Excess of cost over net assets acquired, net                     27,527          32,217
        Software development costs, net                                   9,627           6,753
        Other assets                                                      1,030           1,171
                                                                      ----------  --------------

                   Total assets                                       $  79,103   $      70,770
                                                                      ==========  ==============


Liabilities and stockholders' equity

        Notes payable, due on demand                                  $   4,072   $      12,275
        Current maturities of loan from related company                     618             628
        Current maturities of long-term debt                                758             799
        Accounts payable                                                  3,115           3,691
        Accounts payable to related company                                 200              82
        Accrued expenses:
             Compensation                                                 1,001             318
             Commissions                                                    428           1,021
             Restructuring                                                  533             973
             Merger-related                                               2,452           4,803
             Other                                                        9,135           8,275
        Deferred revenue                                                  9,787          13,075
        Income taxes payable                                              1,545           1,781
                                                                      ----------  --------------

                   Total current liabilities                             33,644          47,721

        Long-term debt, net of current maturities                        11,561           1,541
        Loan from related company, net of current maturities             12,000          12,519
        Deferred revenue                                                  1,775              97

        Stockholders' equity
             Preferred stock, $0.001 par value                                -               -
             Common stock, $0.001 par value                                   9              87
             Additional paid-in-capital                                  53,501          34,045
             Accumulated other comprehensive income                         (95)              -
             Accumulated deficit                                        (33,292)        (25,240)
                                                                      ----------  --------------

                   Total stockholders' equity                            20,123           8,892
                                                                      ----------  --------------

                   Total liabilities and stockholders' equity         $  79,103   $      70,770
                                                                      ==========  ==============



     The accompanying notes are an integral part of the consolidated financial statements.




                                       LEVEL  8  SYSTEMS,  INC.
                              CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                            (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
                                                    (UNAUDITED)


                                                                Three Months Ended   Six Months Ended
                                                                      June 30,             June 30,
                                                                1999        1998        1999      1998
                                                          -------------  ----------  -------  --------

Revenue:
  Software                                                $     3,190   $     415   $ 5,902   $   627
  Maintenance                                                   3,981         255     7,864       288
  Services                                                      5,836       2,485    12,446     5,333
                                                           -----------  ----------  --------  --------
          Total operating revenue                              13,007       3,155    26,212     6,248

Cost of revenue:
  Software                                                      1,090         423     1,928       849
  Maintenance                                                   1,450         140     3,050       241
  Services                                                      5,069       1,284    11,087     2,949
                                                           -----------  ----------  --------  --------
          Total cost of revenue                                 7,609       1,847    16,065     4,039

Gross profit                                                    5,398       1,308    10,147     2,209

Operating expenses:
  Sales and marketing                                           2,754         881     5,374     1,081
  Research and development                                      1,555         978     3,234     1,404
  General and administrative                                    1,707       1,104     2,873     2,051
  In-process research and development                             744          --       744     1,200
  Amortization of intangible assets                             1,687         573     3,384       679
                                                          ------------  ----------  --------  --------
          Total operating expenses                              8,447       3,536    15,609     6,415
                                                          - ----------  ----------  --------  --------

          Loss from operations                                 (3,049)     (2,228)   (5,462)   (4,206)

Other income (expense)
  Interest income                                                  81          80       156       154
  Interest expense                                               (847)        (35)   (1,607)      (39)
  Net foreign currency gains/(losses)                            (212)         --      (740)       --
                                                          ------------  ----------  --------  --------

Loss before provision for income taxes                         (4,027)     (2,183)   (7,653)   (4,091)

Income tax provision (benefit)                                    197        (157)      399      (558)
                                                           ------------ ----------  --------  --------

Loss from continuing operations                                (4,224)     (2,026)   (8,052)   (3,533)

Discontinued operations:
  Loss from discontinued operation, net of tax                     --          --        --       135
  Loss on disposal, net of tax                                     --          --        --       843
                                                          ------------  ----------  --------  --------
          Loss from discontinued operations                        --          --        --       978

Net loss                                                  $    (4,224)  $  (2,026)  $(8,052)  $(4,511)
                                                          ============  ==========  ========  ========

Net loss per common share:
  Loss from continuing operations - basic and diluted     $     (0.49)  $   (0.26)  $ (0.93)  $ (0.48)
  Loss from discontinued operations - basic and diluted            --          --        --     (0.13)
                                                          ------------  ----------  --------
Net loss per share - basic and diluted                    $     (0.49)  $   (0.26)  $ (0.93)  $ (0.61)
                                                          ============  ==========  ========  ========

Weighted common shares outstanding - basic and diluted          8,697       7,698     8,704     7,401
                                                          ============  ==========  ========  ========



     The accompanying notes are an integral part of the consolidated financial statements.



                                         LEVEL 8 SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                              (UNAUDITED)



                                                                            Six Months Ended
                                                                                June 30,
                                                                          1999           1998
                                                                         ----------  --------

Cash flows from operating activities:
     Net loss                                                              $  (8,052)  $(4,511)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                                        5,600     1,399
          Deferred income taxes                                                    2      (825)
          Loss from discontinued operations                                        -       135
          Loss on disposal of discontinued operations                              -       843
          Purchased research and development                                     744     1,200
          Write-off of capitalized software costs                                  -       294
          Other                                                                  368       406
          Changes in assets and liabilities, net of assets acquired
                   and liabilities assumed:
               Trade accounts receivable                                       1,527       930
               Prepaid expenses and other assets                                 549       (72)
               Accounts payable, income taxes payable, and accrued
                    expenses - excluding merger-related and restructuring     (2,248)     (615)
               Merger-related and restructuring                               (2,791)        -
               Deferred revenue                                               (1,610)      391
                                                                           ----------  --------
                    Net cash used in operating activities                     (5,911)     (425)


Cash flows from investing activities:
     Cash received from acquisition                                                -       362
     Purchases of property and equipment                                        (102)     (785)
     Payments for acquisitions                                                (2,190)        -
     Capitalization of software development costs                               (927)      (95)
                                                                           ----------  --------
                    Net cash used in investing activities                     (3,219)     (518)

Cash flows from financing activities:
     Issuance of common shares                                                   157        59
     Issuance of preferred shares, net                                        20,896         -
     Payments on borrowings from related company                                (528)        -
     Payments on capital leases                                                  (20)        -
     Proceeds on long-term debt                                                    -      (150)
     Net borrowings on line of credit                                          5,796         -
     Pay down on line of credit                                               (4,000)        -
     Deferred income taxes                                                         -      (109)
     Payment on other long-term debt                                               -       (63)
                                                                           ----------  --------
                    Net cash provided by (used) in financing activities       22,301      (263)

Effect of exchange rate changes on cash                                           (2)        -

Net increase (decrease) in cash and cash equivalents                          13,169    (1,206)

Cash and cash equivalents:
     Beginning of period                                                       6,078     7,062
                                                                           ----------  --------

     End of period                                                         $  19,247   $ 5,856
                                                                           ==========  ========


     The accompanying notes are an integral part of the consolidated financial statements.


                                               LEVEL 8 SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)







                                                Three Months Ended     Six Months Ended
                                                      June 30,            June 30,
                                                1999           1998      1999      1998
                                              ------------  --------  --------  ---------
Net loss                                      $    (4,224)   $(2,026)  $(8,052)  $(4,510)

Other comprehensive income, net of tax
     Foreign currency translation adjustment           66          -       (95)        -
                                              ------------   --------  --------  --------

Comprehensive loss                            $    (4,158)   $(2,026)  $(8,147)  $(4,510)
                                              ============   ========  ========  ========





     The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the acquisition of Seer and non cash compensation.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company's subsidiaries are wholly-owned for the entire six month period presented, except for Seer
Technologies,  Inc.  ("Seer").  The  Company  acquired a 69% interest in Seer on
December 31, 1998 and the remaining 31% interest on April 30, 1999. Prior to the completion of the Seer acquisition, Level 8 assumed Seer's net liabilities. The minority stockholders were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets until April 30, 1999. Accordingly, there is no minority interest in the losses of the Seer subsidiary reflected in the consolidated financial statements as for the periods ended June 30, 1999.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9") was effective for the Company's fiscal year beginning January 1, 1999. Retroactive application is prohibited. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long -term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97 -2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97 -2 became effective December 15, 1998. The Company has implemented SOP 98-9 as of January 1, 1999.


NOTE  2.    BUSINESS  COMBINATION

As of April 30, 1999, the Company acquired the remaining minority interest in Seer, for $0.35 in cash per share of the outstanding common stock of Seer. The total purchase price for the remaining 31% of Seer was $1,697. As a result of the completion of acquisition, Seer became a wholly-owned subsidiary of the Company.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation of the purchased in-process research and development, developed technology, installed customer base, and assembled workforce of Seer. The purchase price was less than the amounts allocated to the tangible and intangible assets acquired by approximately $1,307. The difference between the purchase price and the fair values of the assets acquired less liabilities assumed was allocated to goodwill.


The  cost  of  the  acquisition  was  allocated  as  follows:


In-process research and development  $   744
Developed technology                   3,410
Goodwill and other intangibles        (1,307)
Accrued liabilities                   (1,150)
                                     --------
Cost of net assets acquired          $ 1,697
                                     ========




Approximately $744 of the purchase price represents purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to in-process research and development, based on a valuation was determined by identifying research projects in areas for which technological feasibility had not been established, primarily the application warehousing project. The value of the in-process projects was adjusted to reflect the relative value and contributions of the required research and development. In doing so, consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The discount rate included a factor that takes into account the uncertainty surrounding successful development of the purchased research and development.



NOTE  3.     EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic earnings (loss) per share calculations. Potentially dilutive securities outstanding during the first and second quarters of fiscal year 1999 include stock options and stock warrants. In the second quarter of fiscal year 1999, potentially dilutive securities also included preferred stock.


NOTE  4.     INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first half of fiscal year 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

The income tax provision for the first half of fiscal year 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


NOTE  5.  USE  OF  ACCOUNTING  ESTIMATES

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

NOTE  6.  SEGMENT  INFORMATION

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

The table below presents information about reported segments for the six month period ending June 30, 1999:



                                                    Research
                                                    And
               Software    Maintenance   Services   Development    Total
               ----------  ------------  ---------  -------------  --------

Total Revenue  $   5,902   $      7,864  $  12,446  $          -   $26,212

Total EBITA    $  (2,251)  $      4,460  $      68  $     (3,611)  $(1,334)




A reconciliation of total segment EBITA to total consolidated income before taxes for the six months ended June 30, 1999 is as follows:



Total EBITA                          $(1,334)
Amortization of goodwill              (3,384)
In-process research and development     (744)
Other income/(expense), net           (2,191)
                                     --------

Total loss before income taxes       $(7,653)
                                     ========




The following table presents a summary of revenue by geographic region for the six months ended June 30, 1999:

Australia       $ 1,517
Denmark           4,036
Germany           1,469
Greece              859
Italy             1,881
Norway            1,149
Sweden            1,029
Switzerland       1,680
United Kingdom    2,528
USA               8,018
Other             2,046
                -------

Total revenue   $26,212
                =======



Presentation of revenue by region is based on the country in which the customer is domiciled.

NOTE  7.  LONG-TERM  DEBT  AND  CREDIT  FACILITIES

On April 21, 1999, the Company's credit facility with a commercial bank was amended and currently provides for borrowings up to the lesser of $25,000 or the sum of 80% of eligible receivables and a $10,000 term loan payable on September 1, 2000. The receivables-based borrowings under this credit facility are due on demand. This credit facility bears interest at the prime rate plus 2% per annum and has no financial covenant provisions. This credit facility terminates on December 31, 2001; however it is automatically renewed for successive terms of one year each, unless terminated by either party. This credit facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property.

On May 31, 1999 the Company's $12 million loan from Liraz Systems, Ltd. ("Liraz") was amended. The amendment changed the due date from June 30, 2000 to December 15, 2000 and provides for semiannual interest payments rather than payment of interest at maturity. No other terms of the loan were amended.
Subsequent to June 30, 1999 the Company used part of the proceeds from the issuance of the Series A Preferred Stock to make an $8 million payment to Liraz to pay down the balance of it's $12 million loan from Liraz.


NOTE  8.  ISSUANCE  OF  PREFERRED  STOCK

On June 29, 1999, Level 8 Systems, Inc. completed its agreement to sell 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), for $21,000, convertible into an aggregate of 2.1 million shares of common stock of Level 8. The proceeds net of accrued issuance costs, $19,050, will be used to pay down debt and other general corporate purposes. The sale of the Series A Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series A Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $20 per share. The conversion price of the Series A Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $10 per share. In the event Level 8 breaches its obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $21 million financing, Level 8 also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share. Level 8 has agreed to register the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933. Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A Preferred Stock, is limited to 19% of the liquidation value of the Series A Preferred Stock. One of the investors in the Series A Preferred Stock included Advanced Systems Europe B.V., which purchased $10 million of Series A Preferred Stock and warrants in the transaction, and is a subsidiary of Liraz, Level 8's controlling stockholder.


NOTE  9.   REINCORPORATION  AND  COMMON  STOCK

Effective June 23, 1999, the Company completed its reincorporation under Delaware law. As a result of the reincorporation of the Company under Delaware law, the rights of stockholders of the Company are now governed by the Certificate of Incorporation and Bylaws of Level 8 Systems, Inc., a Delaware corporation, and the General Corporation Law of the State of Delaware. In conjunction with the reincorporation, the Company changed the par value of it's common stock from $.01 to $.001.

NOTE  10.  CONTINGENCIES

LITIGATION. On April 6, 1998, the Company sold substantially all assets and operations of its wholly owned subsidiary ProfitKey International, Inc. ("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser has notified the Company that it believes there are adjustments totaling $1,466 which would require a reduction in the purchase price. The Company has attempted to negotiate a settlement with the purchaser and has, pursuant to the terms of the settlement agreement, entered arbitration proceedings to resolve this matter. The Company has made a provision for its estimate of the purchase price adjustment and the costs to resolve this matter. Management believes at this time that any additional provision required to ultimately resolve this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company.

In December 1997 a now wholly-owned subsidiary of the Company, Seer Technologies, Inc. ("Seer"), instituted litigation in London, England against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Ltd. ("CBS") concerning a dispute over a license agreement between Seer, CBS and Abbas.
These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas and CBS. Most of those claims have been struck out by the court in London as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. The Company has made provisions for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the company.


LIQUIDITY. During the first six months of 1999, the Company incurred a net loss of $8,697 and has working capital of $5,245 and an accumulated deficit of $33,292 at June 30, 1999. The Company received $21,000 from the issuance of preferred stock as discussed in Note 8 above and renegotiated the repayment of certain long-term debt. Additionally, as a result of issuing more than $7,500 in equity financing, the Company no longer has a commitment from Liraz for $7,500 in working capital. The Company's ability to generate positive future cash flow is dependent upon the Company achieving and sustaining certain cost reductions and generating sufficient revenues for the year. The Company already implemented certain steps to, among other things, reduce headcount, restructure operations and eliminate various costs from the business. The
Company believes that existing cash on hand, cash provided by future operations, and additional borrowings under its line of credit will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS.
---------------

GENERAL  INFORMATION  AND  RECENT  DEVELOPMENTS
-----------------------------------------------

     The  company  is  a  leading  provider  of  business integration solutions.
Business integration solutions address the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes. As new computer technologies have proliferated in enterprise computing environments, the integration and management of the applications which rely on them has become increasingly complex. Our products and services are designed to enable organizations to address information systems integration and management problems in a simple and cost effective way. We provide customers with solutions to meet their enterprise application integration (EAI) and development needs. Our products allow companies to link their critical business applications internally across the enterprise and externally with strategic business partners. Our products and services also enable organizations to engage in electronic commerce. Electronic commerce or "E-commerce" refers to business conducted over the Internet. Currently, our products and services are sold worldwide through a network of regional sales offices. To date, our products and services have been utilized by companies in a wide variety of industries, including banking and financial services, insurance, retail, manufacturing, data processing, public utilities and transportation.

     On April 13, 1999, the Company announced the general release of its new Geneva Integrator, formerly Geneva Integration Server ("Geneva"). Geneva is an open, standards-based integration platform for connecting business applications running on Windows with business systems running on other platforms. Geneva functionally addresses the problem of functionally linking custom, legacy, E-commerce, Web-enabled, and Windows DNA-based application systems.

     On April 30, 1999, the Company completed its acquisition of Seer Technologies, Inc. ("Seer"). The Company purchased the remaining minority interest in Seer, for $0.35 per share of the outstanding common stock in cash. The total purchase price for the remaining 31% of Seer was $1,697. As a result of the completion of acquisition, Seer became a wholly-owned subsidiary of the Company.



RESULTS  OF  OPERATIONS
-----------------------

     In  order  to  effect  the Company's strategic shift to the EAI market, the
Company  completed  a  series of dispositions and acquisitions during 1998.  See further descriptions of these transactions included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operations for the subsidiaries acquired during 1998 are included in the Company's results of operations from the date of acquisition. Accordingly, the results of operations for the first six months of 1998 include the operations of Momentum Software Corporation ("Momentum") since March 26, 1998. The results of operations for the first quarter of 1998 do not reflect any of Seer's operations since the Company did not acquire an interest in Seer until December 31, 1998. Except as otherwise indicated, the discussion below relates to the actual results of operations without giving pro forma effect to the acquisitions and dispositions in 1998. Pro forma combined data assumes the acquisition of Momentum and Seer had each occurred as of January 1, 1998 and does not purport to be indicative of the results which would have actually been obtained had the transactions taken place as of such date or of future results of operations. The acquisitions made in 1998 make it difficult to compare the actual results of
operations  for  the  periods  presented.   A  discussion  of  results  of
operations on a pro forma combined basis has been included below where considered meaningful for an understanding of the Company's results of operations for the 1999 periods. However, pro forma combined results reflect the operations of the three companies on a separate basis without consideration for any synergies obtained through the integration of the companies' operations.

     The following table sets forth, for the periods indicated, the Company's unaudited results of continuing operations expressed as a percentage of revenue:



                                                 Three months ended   Six months ended
                                                     June 30,            June 30,
                                                   1999          1998     1999     1998
                                                -----------   -------  -------  -------
Revenue:
     Software products                                24.5%     13.2%    22.5%    10.0%
     Maintenance                                      30.5%      8.1%    29.9%     4.6%
     Services                                         44.9%     78.8%    47.5%    85.4%
                                                -----------   -------  -------  -------
Total
                                                     100.0%    100.0%   100.0%   100.0%
Cost of revenue:
     Software products                                 8.4%     13.4%     7.4%    13.6%
     Maintenance                                      11.1%      4.4%    11.6%     3.9%
     Services                                         39.0%     40.7%    42.3%    47.2%
                                                -----------   -------  -------  -------
Total
                                                      58.5%     58.5%    61.3%    64.7%
Gross profit                                          41.5%     41.5%    38.7%    35.3%

Operating expenses:
     Sales and marketing                              21.2%     27.9%    20.5%    17.3%
     Research and product development                 12.0%     31.0%    12.3%    22.5%
     General and administrative                       13.1%     35.0%    11.0%    32.8%
     Amortization of goodwill and intangibles         13.0%     18.2%    12.9%    10.9%
     Purchased research and development                5.7%     ----      2.8%    19.2%
                                                -----------   -------  -------  -------
Total                                                 65.0%    112.1%    59.5%   102.7%

Loss from operations                                (23.5%)   (70.6%)  (20.8%)  (67.4%)

Other income (expense), net                          (7.5%)      1.4%   (8.4)%     1.8%
                                                -----------   -------  -------  -------

Loss before taxes                                   (31.0%)   (69.2%)  (29.2%)  (65.6%)

Income tax provision (benefit)                         1.5%    (5.0%)     1.5%   (8.9%)
                                                -----------   -------  -------  -------

Loss from continuing operations                     (32.5%)   (64.2%)  (30.7%)  (56.7%)
                                                ===========   =======  =======  =======





The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:


                  Three months ended     Six months ended
                         June 30,             June 30,
                    1999      1998        1999       1998
                ---------  ---------     ------      -----
United States        26 %       99 %       31 %      100 %
Western Europe       63 %        ---       60 %        ---
Asia Pacific          7 %        ---        7 %        ---
Other                 4 %        1 %        2 %        1 %
                ---------  ---------     ------      -----
Total               100 %      100 %      100 %      100 %
                =========  =========      =====      =====

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

     Total  revenues  increased  significantly  for  the  second  quarter  and year-to-date periods of 1999 as compared to the same periods of 1998 primarily due to the acquisitions of Momentum and Seer during 1998. The gross margin for the second quarter of 1999 was consistent as the same period of 1998 and improved to 39% in 1999 for the year-to-date period as compared to 35% for the same period of 1998.

     On a pro forma combined basis, total revenues for the year-to-date period of 1998 were $37.8 million. The $11.6 million decline in revenue on a pro forma combined basis is primarily due to a decline in consulting resources employed by Seer for the first six months of 1998 compared to the same period of 1999. The gross margin for the year-to-date period on a pro forma combined basis was approximately 24%.

     SOFTWARE PRODUCTS. Software products revenue increased significantly for the second quarter and year-to-date periods of 1999 as compared to the same periods of 1998 primarily due to the sales of products acquired from Seer during 1998 coupled with sales of the Company's new Geneva Integrator.

     In the first six months of 1998, the Company's software sales were primarily resales of IBM's MQ Series licenses and sales of FalconMQ and XIPC messaging products. Through its acquisitions in 1998, the Company acquired Momentum's XIPC messaging product and Seer's HPS products which are used for application development. Additionally, as discussed above, the Company has developed Geneva Integrator, an EAI solution, during late 1998 and early 1999.

     Gross margins on software products increased significantly from negative margins for the second quarter and year-to-date periods of 1998 to 66% for the second quarter and 67% for the year-to-date periods of 1999 primarily due to the increase in the Company's software products revenue. The increase in gross margin was offset somewhat by an increase in the cost of software of $.7 million and $1.1 million for the second quarter and year-to-date period. Cost of software is composed of production and distribution costs, amortization of capitalized software and royalties to third parties. The increase in cost of software was primarily due to amortization of capitalized software from Momentum's and Seer's developed technology valued in the purchase transactions and royalties for technology acquired in 1998 from Liraz Systems, Ltd. ("Liraz"), the Company's majority shareholder.

     MAINTENANCE. Maintenance revenue increased significantly in the second quarter and year-to-date periods of 1999 in comparison to the same periods of 1998 primarily due to the addition of Seer*HPS to the Company's products, which has historically had a significant revenue stream from maintenance. Maintenance revenue on a pro forma combined basis for the year-to-date period of 1998 was $7.0 million.

     Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance increased to 64% for the second quarter and 61% for the year-to-date period of 1999 from 45% and 16% for comparable periods of 1998, respectively. The increase in gross margins is primarily due to the addition of Seer*HPS and XIPC to the Company's products.

     SERVICES. Services revenue increased significantly from the second quarter and year-to-date periods of 1998 to the first quarter of 1999 primarily due to the acquisition of Seer, which added an average of approximately 140 consultants to the Company's consulting staff.

     Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins declined from 48% to 13% for the second quarter and from 45% to 11% for the year-to-date period of 1998 as compared to the same periods of 1999 primarily due to lower utilization of billable resources. Additionally, changes in the composition of the Company's services revenue have caused margins to decline since the Seer*HPS-related services have historically generated lower margins than the Company's other service offerings. The Company is seeking to improve its consulting margins through better utilization of its consultants and by retraining the Seer*HPS consulting resources to provide higher margin services for the Company's FalconMQ and Geneva Integrator.

     SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as trade show participation and other promotional expenses. Sales and marketing expenses increased significantly from the first quarter and year-to-date period of 1998 to the same periods of 1999 due to an increase in the size of the Company's sales force, both through acquisition and recruiting. Sales and marketing expenses have also increased as a percentage of revenue from 17% in the first six months of 1998 to 21% in the same period of 1999. These increases were necessitated by the reorganization of the Company's sales and promotional activities to correspond with its new product strategy as well as the Company's expansion into the global marketplace with the acquisition of Seer. The Company intends to continue to increase its spending in the sales and marketing area to increase market awareness and acceptance of its new product Geneva Integration Server and to expand its indirect distribution network.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel and related overhead. Research and development expense increased significantly from the second quarter and year-to-date periods of 1998 to the same periods of 1999 due to the addition of ninety developers from Momentum and Seer. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff and related overhead and all non-allocable corporate costs of operating the Company. General and administrative expenses increased 55% and 40% in the second quarter and year-to-date periods of 1999 as compared to the same periods of 1998. The increases are primarily related to the additional infrastructure necessary to support the Company after the acquisitions of Momentum and Seer. As a percentage of revenue, general and administrative expense has declined from 33% in the first six months of 1998 to 11% in the first six months of 1999 due to synergies obtained through the Company's 1998 acquisitions.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $1.7 million in the second quarter and $3.4 million in the year-to-date period of 1999 as compared to $.6 million and $.7 million in the respective periods of 1998. The amortization of goodwill in the first and second quarters of 1998 was related to the purchase of Level 8 Technologies in April of 1995 and in the second quarter included amortization related to the purchase of Momentum in March, 1998. In the second quarter and year-to-date period of 1999, the amortization of goodwill and other intangible assets related to the purchase of Seer, Momentum and Level 8 Technologies. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

     PURCHASED  RESEARCH  AND  DEVELOPMENT.     Based  on  the  results  of  a
third-party appraisal, the Company recorded a charge in the first quarter of 1998 of $1.2 million to expense purchased in-process research and development costs related to the acquisition of Momentum. As a result of completing the acquisition of the remaining 31% of Seer, the Company recorded a charge of $.7 million for in-process research and development costs.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the second quarter or the year-to-date period of 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the second quarter and the year-to-date periods of fiscal year 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

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


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     Net cash used in operations during the first two quarters of 1999 was $5.9 million. Payments of approximately $2.8 million for merger and restructuring costs related to the acquisition of Seer were two of the primary components of the net cash outflow in addition to the Company's normal, recurring operating expenses. Also, both the Company and Seer had lower than anticipated billings in the fourth calendar quarter of 1998 which contributed to a reduction in cash received from customers. The Company believes this trend was caused primarily by internal distractions within both companies in the fourth calendar quarter of 1998 due to the November announcement of the Seer transaction which was consummated on December 31, 1998.

     Net cash used in investing activities for the first six months of 1999 was $3.2 million. As of April 30, 1999, the Company acquired the remaining minority interest in Seer, 3,375,833 shares of common stock, for $0.35 per share in cash. The total purchase price for the remaining 31% of Seer acquired through the Tender Offer and merger in April, 1999 was approximately $1.7 million for Seer's common stock. There were also $.5 million for other direct costs of the Seer acquisition paid in the 1999 year-to-date period. As a result of the completion of the Tender Offer and merger, Seer became a wholly-owned subsidiary of the Company. Additionally, capitalized software development costs were $.9 million.

     Net cash provided by financing activities for the first six months of 1999 was $22.3 million. During the second quarter of 1999, the Company issued 21,000 shares of its Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock") for $21 million and paid down its line of credit by $4 million. During the first quarter of 1999, the Company also paid approximately $.5 million on its outstanding debt obligations with its majority shareholder Liraz.

     The Company funded its cash needs during the first quarter of 1999 with cash on hand at December 31, 1998, through first quarter operations, the issuance of the Series A Preferred Stock and through $1.8 million in net additional borrowings under its line of credit.

     As of June 30, 1999, the Company had outstanding borrowings of $14.1 million under a credit facility with a commercial bank shared between the Company and it's wholly-owned subsidiary, Seer, (the "Credit Facility") at an interest rate of 9.75%. During the second quarter, the Credit Facility was amended and currently provides for borrowings up to the lesser of $25 million or the sum of 80% of eligible receivables and a $10 million term loan payable on September 1, 2000. The receivables-based borrowings under the Credit Facility are due on demand. The Credit Facility bears interest at the prime rate plus 2% per annum and has no financial covenant provisions. The Credit Facility terminates on December 31, 2001; however, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Credit Facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property.

     In addition to the Credit Facility, the Company has other outstanding borrowings at June 30, 1999 including (i) $.13 million under a note payable to Liraz which bears interest at 4% per year and is payable in equal quarterly installments of $.035 million, including interest, (ii) $.5 million under a note payable to Liraz which bears interest at 8% per year and is payable in annual installments, (iii) $2.3 million of $3 million notes issued to the sellers of Momentum which bear interest at 10% per year and are payable in annual installments, and (iv) a $12 million loan from Liraz which bears interest at 12% and is payable on December 15, 2000. The $12 million note and other debt payable to Liraz is subordinate in right of payment to the Credit Facility.

     Future maturities on the Company's outstanding debt at June 30,1999 include $6.5 million in 1999, $23.4 million in 2000, and $.7 million in 2001. Of such amounts, $12.5 million in 2000 is due to Liraz.

     On June 29, 1999, Level 8 Systems, Inc. completed the Series A Preferred Stock agreement to sell 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock, for $21 million, convertible into an aggregate of 2,100,000 shares of common stock of Level 8. The net proceeds will be used to pay down debt and other general corporate purposes. Subsequent to the end of the second quarter, the Company paid down $8 million of the $12 million loan from Liraz. The sale of the Series A Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

     Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series A Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $20 per share. The conversion price of the Series A Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $10 per share. In the event Level 8 breaches its obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $21 million financing, Level 8 also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share. Level 8 has agreed to register the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933. Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A Preferred Stock, is limited to 19% of the liquidation value of the Series A Preferred Stock. Investors in the Series A Preferred Stock and warrants include Advanced Systems Europe B.V., which purchased $10 million of Series A Preferred Stock and warrants in the transaction, and is a subsidiary of Liraz Systems, Ltd., Level 8's controlling stockholder.

     As a result of issuing more than $7.5 million in new equity instruments, the Company no longer has a commitment from Liraz for $7.5 million in working capital.

     As of June 30, 1999, the Company did not have any material commitments for capital expenditures.

     During the first six months of 1999, the Company incurred a net loss of $8.1 million and has working capital of $5.3 million and an accumulated deficit of $33.3 million at June 30, 1999. The Company's ability to generate positive cash flow is dependent upon the Company achieving and sustaining certain cost reductions and generating sufficient revenues for the year. The Company already implemented certain steps to, among other things, reduce headcount, restructure operations and eliminate various costs from the business. The Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the Credit Facility will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.

YEAR  2000
----------

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

     Software Sold to Consumers. The Company believes that it has substantially identified potential Year 2000 Problems with the software products that it develops and markets. See "Item 1. Business - Products and Services," of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of the Company's products. The Company's FalconMQ products, Geneva Integrator, and other messaging products are capable of accurately processing, providing, and/or receiving date data from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000, including leap year calculations. The Company's Seer*HPS toolset products are designed to allow developers to develop applications that are Year 2000 compliant, through the use of four-digit year fields which can accept and accurately represent dates both before and after the Year 2000. Once a four-digit year is properly input, applications built with the Seer*HPS toolset can properly process the dates.

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

     Internal Infrastructure. The Company has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business and has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process by the middle of 1999.

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

     The Company's assessment of its internal systems is nearly complete. Based on its current assessment, the Company does not believe the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will have a material adverse effect on the Company's financial condition, cash flows, or results of operations.

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


EURO  CONVERSION
----------------

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

FORWARD  LOOKING  AND  CAUTIONARY  STATEMENTS
---------------------------------------------

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

------

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

     Approximately 70% of the Company's 1999 revenues for the first six months were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transactions gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U. S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to shareholders' equity. Based upon the foregoing, the Company began hedging transactions subsequent to the second quarter of 1999 in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk.




PART  II.      OTHER  INFORMATION


     ITEM  1.  LEGAL  PROCEEDINGS

     In December 1997 a now wholly-owned subsidiary of the Company, Seer Technologies, Inc. ("Seer"), instituted litigation in London, England against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Ltd. ("CBS") concerning a dispute over a license agreement between Seer, CBS and Abbas.
These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas and CBS. In July, most of those claims had been struck out by the court in London as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the company.

     John B. Stockton, a stockholder of Seer Technologies at the time of its merger with a subsidiary of Level 8, has informed the Company that he has filed a petition in the Delaware Court of Chancery asserting that Seer stockholders perfecting appraisal rights are entitled to receive the fair value of their Seer shares as determined in an appraisal proceeding under Section 262 of the Delaware General Corporation Law. The Company has not yet been served a copy of the complaint. The Company believes that less than 20,000 shares of Seer Technologies common stock have validly perfected appraisal rights under Delaware law, and that the fair value of such shares at the time of the merger does not exceed $.35 per share of Seer.

     From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.


     ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On June 29, 1999, Level 8 Systems, Inc. completed a $21 million private placement of 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), convertible into an aggregate of 2.1 million shares of common stock of Level 8. Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series A Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $20 per share. The conversion price of the Series A Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $10 per share. In the event Level 8 breaches its obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $21 million financing, Level 8 also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share, subject to adjustment. As long as the Series A Preferred Stock is outstanding, the Company may not purchase shares of its common stock or make distributions on its common stock without the consent of the holders of 85% of the outstanding Series A Preferred Stock. Level 8 has agreed to register the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933. Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A Preferred Stock, is limited to 19% of the liquidation value of the Series A Preferred Stock. Investors in the Series A Preferred Stock and warrants include Advanced Systems Europe B.V. and investment funds affiliated with Brown Simpson Asset Management and Seneca Capital Management. Advanced Systems Europe purchased $10 million of Series A Preferred Stock and warrants in the transaction and is a subsidiary of Liraz Systems, Ltd., Level 8's controlling stockholder. The foregoing summary description is qualified in its entirety by reference to the definitive transaction documents, copies of which are attached as exhibits to the Company's Current Report on Form 8-K filed July 23, 1999. The Company placed the Series A Preferred Stock and warrants in reliance upon the exemption from the registration Requirements of the Securities Act of 1993 provided by Section 4(2) for transactions not involving a public offering.

     Effective June 23, 1999, Level 8 Systems, Inc. completed its reincorporation under Delaware law. As a result of the reincorporation of the Company under Delaware law, the rights of stockholders of the Company are now governed by the Certificate of Incorporation and Bylaws of Level 8 Systems, Inc., a Delaware corporation, and the General Corporation Law of the State of Delaware. See Proposal 3 in the Company's definitive proxy statement for its 1999 annual meeting and "Description of Capital Stock" in the Registration Statement on Form S-3 filed by the Company on August 6, 1999 in connection with the resale of the common stock underlying the Series A Preferred Stock and warrants, registration number 333-84681.


     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 26, 1999.

     The  following  is  a  brief  description  of each matter voted upon at the
meeting and the number of affirmative     votes and the number of negative votes
cast  with  respect  to  each  matter.

a)     The  stockholders  elected  the  following  persons  as  directors of the
Company: Arie Kilman, Michel Berty, Robert Brill, Theodore Fine, Frank Klein, Lenny Recanati, and Samuel Somech. The votes for, against(withheld) and votes abstaining for each nominee were as follows:




                          Votes           Votes          Votes
                          For             Withheld       Abstained
------------------------------------------------------------------
Arie Kilman               8,463,774         49,909               -

Michel Berty              8,467,383         46,300               -

Robert Brill              8,467,383         46,300               -

Theodore Fine             8,467,383         46,300               -

Frank Klein               8,463,774         49,909               -

Lenny Recanati            8,463,774         49,909               -

Samuel Somech             8,467,383         46,300               -
------------------------------------------------------------------




b) The stockholders were asked to approve a proposal to issue shares of common stock through a private placement. The proposal was approved with 6,014,787 shares voting for, 29,818 shares voting against, and 890 shares abstained.

c) The stockholders were asked to approve a plan of merger to reincorporate the Company under the laws of the State of Delaware. The proposal was approved with 6,040,525 shares voting for, 4,100 shares voting against, and 870 shares abstained.

d) The stockholders were asked to approve the amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 40,000,000. The proposal was approved with 8,431,237 shares voting for, 68,518 shares voting against, and 17,540 shares abstained.

e) The stockholders were asked to approve the amendment to the Company's certificate of incorporation to increase the number of authorized shares of preferred stock from 1,000,000 to 10,000,000. The proposal was approved with 5,958,140 shares voting for, 68,518 shares voting against, and 17,540 shares abstained.

f) The stockholders were asked to approve an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of common stock subject to awards thereunder from 1,400,000 to 2,600,000. The proposal was approved with 5,970,807 shares voting for, 72,118 shares voting against, and 2,570 shares abstained.


g) The stockholders were asked to approve the adoption of the Level 8 Systems, Inc. Employee Stock Purchase Plan (U.S.). The proposal was approved with 6,037,116 shares voting for, 3,900 shares voting against, and 870 shares abstained.

h) The stockholders were asked to approve the adoption of the Level 8 Systems, Inc. Employee Stock Purchase Plan (International). The proposal was approved with 6,035,916 shares voting for, 5,100 shares voting against, and 870 shares abstained.

i) The stockholders were asked to approve the adoption of the Level 8 Systems, Inc. Outside Directors Stock Incentive Plan. The proposal was approved with 6,011,596 shares voting for, 21,400 shares voting against, and 8,890 shares abstained.

j) The stockholders ratified the appointment of PricewaterhouseCoopers L.L.P. as the Company's independent accountants by a vote of 8,505,413 shares voting for, 6,300 shares voting against, and 1,970 shares abstained.



     ITEM  5.  OTHER  INFORMATION

     None

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

2.1 Agreement and Plan of Merger providing for the reincorporation of Level 8 Systems under Delaware Law (incorporated by reference to Appendix A to the Company's definitive proxy statement for its 1999 annual meeting filed on Schedule 14A, No. 0-26392)

3.1 Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to Annex B to the Company's definitive proxy statement for its 1999 annual meeting filed on Schedule 14A, No. 0-26392)

3.2 Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to Annex C to the Company's definitive proxy statement for its
     1999 annual  meeting   filed  on  Schedule  14A,  No.  0-26392)

3.3 Certificate of Designation relating to Series A 4% Convertible Redeemable Preferred Stock (incorporated by reference to Form 8-K filed July 23, 1999, No.0-26392)

10.1 Securities Purchase Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the investors named on the signature pages thereof. (incorporated by reference to Form 8-K filed July 23, 1999, No. 0-26392)

10.2 Form of Warrants issued June 29, 1999 in connection with the sale of Series A 4% Convertible Redeemable Preferred Stock. (incorporated by reference to
     Form 8-K   filed  July  23,  1999,  No.  0-26392)

10.3 Registration Rights Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the investors named on the signature pages thereof. (incorporated by reference to Form 8-K filed July 23, 1999, No. 0-26392)

10.4 Amendment dated May 31, 1999 to amend the Loan document among the Company and Liraz Systems, Ltd. (filed herewith)

On April 22, 1999, the Company filed a Form 10-Q/A to reflect the restatement of the consolidated financial statements for the quarterly period ended March 31, 1999.

On April 22, 1999, the Company filed a Form 10-Q/A to reflect the restatement of the consolidated financial statements for the quarterly period ended June 30, 1999.

On April 22, 1999, the Company filed a Form 10-Q/A to reflect the restatement of the consolidated financial statements for the quarterly period ended September 30, 1999.


     (b)  Reports  on  Form  8-K

On April 30, 1999, the Company filed a Form 8-K announcing the completion of its tender offer as part of the acquisition of Seer.

On June 29, 1999, the Company filed a Form 8-K/A including pro forma financial information in connection with the completion of the acquisition of Seer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Level  8  Systems,  Inc.



                         /s/  Steven  Dmiszewicki
Date:  August  16,  1999
                         Steven  Dmiszewicki
                         President

                         /s/  Renee  Fulk
Date:  August  16,  1999
                         Renee  Fulk
                         Vice  President  of  Finance
                         (Principal  Financial  and  Accounting  Officer)