Form 10-Q
period 1999-09-30
LEVEL 8 SYSTEMS INC
filed 1999-11-12
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark  one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999.

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

      For the transition period from                 to
                                    -----------------  -----------------

                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           11-2920559
    -----------------------                                    ----------
(State or other jurisdiction of                              I.R.S  Employer
incorporation or  organization)                          Identification  Number)



8000  Regency  Parkway,  Cary,  NC                                      27511
----------------------------------                                      ------
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

8,887,966 common shares, $.001 par value, were outstanding as of November 9, 1999.

LEVEL  8  SYSTEMS,  INC.
INDEX



                                                                                                                Page
PART I.     Financial Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Number
                                                                                                                ------

                      Item 1.     Financial Statements

                                     Consolidated balance sheets as of September 30, 1999 (unaudited)
                                     and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .       3

                                     Consolidated statements of operations (unaudited) for the three and nine
                                     months ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . .       4

                                     Consolidated statements of cash flows (unaudited) for nine months
                                     ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . .       5

                                     Consolidated statements of comprehensive income (unaudited) for
                                     three and nine months ended September 30, 1999 and 1998 . . . . . . . . .       6

                                     Notes to consolidated financial statements (unaudited). . . . . . . . . .       7


                      Item 2.     Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .      14

                      Item 3.     Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . .      23


PART II.    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23


SIGNATURES                                                                                                          25



PART  I.  FINANCIAL  INFORMATION
  ITEM  1.  FINANCIAL  STATEMENTS

                                       LEVEL 8 SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            (UNAUDITED)


                                                                    September 30,    December 31,
                                                                        1999             1998
                                                                   ---------------  --------------
Assets
        Cash and cash equivalents . . . . . . . . . . . . . . . .  $        9,567   $       6,078
        Accounts receivable, less allowance for doubtful accounts
              of $1,664 and $3,252 at September 30, 1999 and
              December 31, 1998, respectively . . . . . . . . . .          14,217          16,992
        Due from related company. . . . . . . . . . . . . . . . .               -             271
        Note receivable for sale of subsidiary. . . . . . . . . .           2,000           2,000
        Prepaid expenses and other current assets . . . . . . . .           2,379           2,606
                                                                   ---------------  --------------

                   Total current assets . . . . . . . . . . . . .          28,163          27,947

        Property and equipment, net . . . . . . . . . . . . . . .           1,777           2,682
        Intangible assets, net. . . . . . . . . . . . . . . . . .          25,713          32,217
        Software development costs, net . . . . . . . . . . . . .           8,972           6,753
        Other assets. . . . . . . . . . . . . . . . . . . . . . .             974           1,171
                                                                   ---------------  --------------

                   Total assets . . . . . . . . . . . . . . . . .  $       65,599   $      70,770
                                                                   ===============  ==============

Liabilities and stockholders' equity

        Notes payable, due on demand. . . . . . . . . . . . . . .  $        5,203   $      12,275
        Current maturities of loan from related company . . . . .             586             628
        Current maturities of long-term debt. . . . . . . . . . .             775             799
        Accounts payable. . . . . . . . . . . . . . . . . . . . .           2,212           3,773
        Accrued expenses:
             Compensation . . . . . . . . . . . . . . . . . . . .           1,610           1,339
             Restructuring. . . . . . . . . . . . . . . . . . . .             376             973
             Merger-related . . . . . . . . . . . . . . . . . . .           1,420           4,803
             Other. . . . . . . . . . . . . . . . . . . . . . . .           7,473           8,275
        Deferred revenue. . . . . . . . . . . . . . . . . . . . .           9,293          13,075
        Income taxes payable. . . . . . . . . . . . . . . . . . .           1,360           1,781
                                                                   ---------------  --------------

                   Total current liabilities. . . . . . . . . . .          30,308          47,721

        Long-term debt, net of current maturities . . . . . . . .          11,528           1,541
        Loan from related company, net of current maturities. . .           4,000          12,519
        Deferred revenue. . . . . . . . . . . . . . . . . . . . .           1,267              97

        Stockholders' equity
             Preferred stock, $0.001 par value. . . . . . . . . .              --              --
             Common stock, $0.001 par value . . . . . . . . . . .               9              87
             Additional paid-in-capital . . . . . . . . . . . . .          54,562          34,045
             Accumulated other comprehensive income . . . . . . .            (240)             --
             Accumulated deficit. . . . . . . . . . . . . . . . .         (35,835)        (25,240)
                                                                   ---------------  --------------

                   Total stockholders' equity . . . . . . . . . .          18,496           8,892
                                                                   ---------------  --------------

                   Total liabilities and stockholders' equity . .  $       65,599   $      70,770
                                                                   ===============  ==============

        The accompanying notes are an integral part of the consolidated financial statements.





                                                 LEVEL  8  SYSTEMS,  INC.
                                        CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                      (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
                                                      (UNAUDITED)

                                                                                      Three Months Ended      Nine Months Ended
                                                                                         September 30,          September 30,
                                                                                       1999        1998        1999        1998
                                                                                       ----        ----        ----        ----
Revenue:
  Software . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,112   $   450   $ 10,014   $ 1,077
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,538       280     11,403       568
  Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,153     1,619     17,599     6,952
                                                                                        --------  --------  ---------  --------
          Total operating revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .   12,803     2,349     39,016     8,597

Cost of revenue:
  Software . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,135       356      3,063     1,205
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,199        95      4,249       336
  Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,291     1,540     15,378     4,489
                                                                                        --------  --------  ---------  --------
          Total cost of revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,625     1,991     22,690     6,030

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,178       358     16,326     2,567

Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,832       781      8,206     1,862
  Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,670       569      4,904     1,973
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,983     1,097      4,857     3,148
  In-process research and development. . . . . . . . . . . . . . . . . . . . . . . . .       --        --        744     1,200
  Amortization of intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . .    1,813       867      5,197     1,545
                                                                                        --------  --------  ---------  --------
          Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .    8,298     3,314     23,908     9,728
                                                                                        --------  --------  ---------  --------

          Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,120)   (2,956)    (7,582)   (7,161)

Other income (expense)
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      289        72        444       225
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (563)      (34)    (2,168)      (72)
  Net foreign currency gains/(losses). . . . . . . . . . . . . . . . . . . . . . . . .       45        --       (696)       --
                                                                                        --------  --------  ---------  --------

Loss before provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . .   (2,349)   (2,918)   (10,002)   (7,008)

Income tax provision (benefit) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      195        --        594      (558)
                                                                                        --------  --------  ---------  --------

Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,544)   (2,918)   (10,596)   (6,450)

Discontinued operations:
  Loss from discontinued operation, net of tax . . . . . . . . . . . . . . . . . . . .       --        --         --      (135)
  Loss on disposal, net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --        --         --      (843)
                                                                                        --------  --------  ---------  --------
          Loss from discontinued operations. . . . . . . . . . . . . . . . . . . . . .       --        --         --      (978)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,544)  $(2,918)  $(10,596)  $(7,428)
                                                                                        ========  ========  =========  ========

Loss per common share:
  Loss from continuing operations - basic and diluted. . . . . . . . . . . . . . . . .  $ (0.31)  $ (0.38)  $  (1.24)  $ (0.86)
  Loss from discontinued operations - basic and diluted. . . . . . . . . . . . . . . .       --        --         --     (0.13)
                                                                                        --------  --------  ---------
Net loss per share - basic and diluted . . . . . . . . . . . . . . . . . . . . . . . .  $ (0.31)  $ (0.38)  $  (1.24)  $ (0.99)
                                                                                        ========  ========  =========  ========

Weighted common shares outstanding - basic and diluted . . . . . . . . . . . . . . . .    8,778     7,690      8,729     7,498
                                                                                        ========  ========  =========  ========




                The accompanying notes are an integral part of the consolidated financial statements.





                                     LEVEL 8 SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                              1999     1998
                                                                              ----     ----
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(10,596)  $(7,428)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . .     8,632     2,366
          Deferred income taxes . . . . . . . . . . . . . . . . . . . . .         2      (934)
          Loss from discontinued operations . . . . . . . . . . . . . . .        --       135
          Loss on disposal of discontinued operations . . . . . . . . . .        --       843
          Purchased research and development. . . . . . . . . . . . . . .       744     1,200
          Write-off of capitalized software costs . . . . . . . . . . . .        --       294
          Provision for doubtful accounts . . . . . . . . . . . . . . . .       484       652
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       172      (247)
          Changes in assets and liabilities, net of assets acquired
                   and liabilities assumed:
               Trade accounts receivable. . . . . . . . . . . . . . . . .     2,051    (2,019)
               Prepaid expenses and other assets. . . . . . . . . . . . .       696      (580)
               Accounts payable, income taxes payable, and accrued
                    expenses (excluding merger-related and restructuring)    (3,476)     (594)
               Merger-related and restructuring . . . . . . . . . . . . .    (3,403)       --
               Deferred revenue . . . . . . . . . . . . . . . . . . . . .    (2,612)    4,502
                                                                           ---------  --------
                    Net cash used in operating activities . . . . . . . .    (7,306)   (1,810)

Cash flows from investing activities:
     Cash received from acquisition . . . . . . . . . . . . . . . . . . .        --       362
     Purchases of property and equipment. . . . . . . . . . . . . . . . .      (173)   (1,274)
     Payments for acquisitions. . . . . . . . . . . . . . . . . . . . . .    (2,767)       --
     Capitalization of software development costs . . . . . . . . . . . .    (1,167)     (643)
                                                                           ---------  --------
                    Net cash used in investing activities . . . . . . . .    (4,107)   (1,555)

Cash flows from financing activities:
     Issuance of common shares. . . . . . . . . . . . . . . . . . . . . .     1,328        59
     Issuance of preferred shares, net of issuance costs. . . . . . . . .    19,245        --
     Payments on borrowings from related company. . . . . . . . . . . . .    (8,561)       --
     Payments on capital leases . . . . . . . . . . . . . . . . . . . . .       (34)       --
     Net borrowings on line of credit . . . . . . . . . . . . . . . . . .     6,924        --
     Payments on line of credit . . . . . . . . . . . . . . . . . . . . .    (4,000)       --
     Payments on other long-term debt . . . . . . . . . . . . . . . . . .        --      (219)
                                                                           ---------  --------
                    Net cash provided by (used in) financing activities .    14,902      (160)

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .        --        --

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . .     3,489    (3,525)

Cash and cash equivalents:
     Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .     6,078     7,062
                                                                           ---------  --------

     End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,567   $ 3,537
                                                                           =========  ========

     The accompanying notes are an integral part of the consolidated financial statements.




                                            LEVEL 8 SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (IN THOUSANDS)
                                                 (UNAUDITED)







                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                      1999                 1998            1999       1998
                                              --------------------  -------------------  ---------  --------
Net loss . . . . . . . . . . . . . . . . . .  $            (2,544)  $           (2,918)  $(10,596)  $(7,428)

Other comprehensive income, net of tax
     Foreign currency translation adjustment                 (145)                  --       (240)       --
                                              --------------------  -------------------  ---------  --------

Comprehensive loss . . . . . . . . . . . . .  $            (2,689)  $           (2,918)  $(10,836)  $(7,428)
                                              ====================  ===================  =========  ========


































     The accompanying notes are an integral part of the consolidated financial statements.


                              LEVEL 8 SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the acquisition of Seer, non-cash compensation, and the issuance of preferred stock all occurring in the second quarter.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company's subsidiaries are wholly-owned for the entire nine month period presented, except for Seer Technologies, Inc. ("Seer"). The Company acquired a 69% interest in Seer on
December 31, 1998 and the remaining 31% interest on April 30, 1999. Prior to the completion of the Seer acquisition, Level 8 assumed Seer's net liabilities. The minority stockholders were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets until April 30, 1999. Accordingly, there is no minority interest in the losses of the Seer subsidiary reflected in the consolidated financial statements for the nine month period ended September 30, 1999.

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

The  cost  of  the  acquisition  was  allocated  as  follows:



  In-process research and development  $   744
  Developed technology. . . . . . . .    3,410
  Goodwill and other intangibles. . .   (1,307)
  Accrued liabilities . . . . . . . .   (1,150)

  Cost of net assets acquired . . . .  $ 1,697
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



 NOTE  3.     EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic earnings (loss) per share calculations. Potentially dilutive securities outstanding during the first quarter of fiscal year 1999 included stock options and stock warrants. In the second and third quarters of fiscal year 1999, potentially dilutive securities included stock options, stock warrants, and preferred stock. Dividends of $210 were paid to the holders of Series A Preferred Stock in the third quarter of 1999. The following table sets forth a reconciliation to net income:




                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                              1999        1998            1999       1998
                                        ------------  --------------  ---------  --------
Net loss . . . . . . . . . . . . . . .  $    (2,544)  $      (2,918)  $(10,596)  $(7,428)

      Preferred stock dividends. . . .         (210)             --       (210)       --
                                        ------------  --------------  ---------  --------

Loss available to common share holders  $    (2,754)  $      (2,918)  $(10,806)  $(7,428)
                                        ============  ==============  =========  ========


Loss per common share:

Loss from continuing operations -
      basic and diluted. . . . . . . .  $     (0.31)  $       (0.38)  $  (1.24)  $ (0.86)

Loss from discontinued operations -
      basic and diluted. . . . . . . .           --              --         --     (0.13)
                                        ------------  --------------  ---------  --------

Net loss per share - basic and diluted  $     (0.31)  $       (0.38)  $  (1.24)  $ (0.99)
                                        ============  ==============  =========  ========

Weighted common shares outstanding -
 basic and diluted . . . . . . . . . .        8,778           7,690      8,729     7,498
                                        ============  ==============  =========  ========

NOTE  4.     INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first nine months of fiscal year 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

The income tax provision for the first nine months of fiscal year 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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

The table below presents information about reported segments for the nine months period ending September 30, 1999:



                                                       Research
                                                         And
                Software   Maintenance   Services    Development    Total
               ----------  ------------  ---------  -------------  --------
Total Revenue  $  10,014   $     11,403  $  17,599  $         --   $39,016

Total EBITA .  $  (2,783)  $      6,576  $     136  $     (5,570)  $(1,641)



A reconciliation of total segment EBITA to total consolidated income before taxes for the nine months ended September 30, 1999 is as follows:



  Total EBITA . . . . . . . . . . . .  $ (1,641)
  Amortization of goodwill. . . . . .    (5,197)
  In-process research and development      (744)
  Other income/(expense), net . . . .    (2,420)
                                       ---------

  Total loss before income taxes. . .  $(10,002)
                                       =========

The table below presents information about reported segments for the quarter ending September 30, 1999:



                                                      Research
                                                        And
                Software   Maintenance   Services    Development    Total
               ----------  ------------  ---------  -------------  --------
Total Revenue  $   4,112   $      3,538  $   5,153  $         --   $12,803

Total EBITA .  $    (562)  $      2,125  $      98  $     (1,968)  $  (307)





A reconciliation of total segment EBITA to total consolidated income before taxes for the quarter ended September 30, 1999 is as follows:



  Total EBITA . . . . . . . . . . . .  $  (307)
  Amortization of goodwill. . . . . .   (1,813)
  In-process research and development       --
  Other income/(expense), net . . . .     (229)
                                       --------

  Total loss before income taxes. . .  $(2,349)
                                       ========




The following table presents a summary of revenue by geographic region for the three and nine months ended September 30, 1999:



                  Three months ended    Nine months ended
                  September 30, 1999   September 30, 1999

  Australia. . .  $          490           $        2,011
  Denmark. . . .           1,331                    5,244
  Germany. . . .             960                    2,598
  Greece . . . .             290                    1,149
  Italy. . . . .             512                    2,393
  Norway . . . .             533                    1,638
  Sweden . . . .             354                    1,388
  Switzerland. .             603                    2,283
  United Kingdom           1,518                    4,044
  USA. . . . . .           4,432                   12,346
  Other. . . . .           1,780                    3,922
                  --------------           --------------

  Total revenue.  $       12,803           $       39,016
                  ==============           ==============



Presentation of revenue by region is based on the country in which the customer is domiciled.


NOTE  7.     LONG-TERM  DEBT  AND  CREDIT  FACILITIES

On April 21, 1999, the Company's credit facility with a commercial bank was amended to provide for borrowings up to the lesser of $25,000 or the sum of 80% of eligible receivables and a $10,000 term loan payable on September 1, 2000. The receivables-based borrowings under this credit facility are due on demand. This credit facility bears interest at the prime rate plus 2% per annum and has no financial covenant provisions. This credit facility terminates on December 31, 2001; however it is automatically renewed for successive terms of one year each, unless terminated by either party. This credit facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property.

On September 24, 1999, the due date of the term loan was amended from September 1, 2000 to March 1, 2001.

On May 31, 1999 the Company's $12 million loan from Liraz Systems, Ltd. ("Liraz") was amended. The amendment changed the due date from June 30, 2000 to December 15, 2000 and provides for semiannual interest payments rather than payment of interest at maturity. No other terms of the loan were amended. During the quarter ended September 30, 1999, the Company used part of the proceeds from the issuance of the Series A Preferred Stock to repay $8 million of it's $12 million loan and reduce the balance to $4 million.


NOTE  8.     ISSUANCE  OF  PREFERRED  STOCK

On June 29, 1999, Level 8 Systems, Inc. completed its agreement to sell 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), for $21,000, convertible into an aggregate of 2.1 million shares of common stock of Level 8. The proceeds, net of accrued issuance costs of $19,150, will be used to pay down debt and for other general corporate purposes. The sale of the Series A Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series A Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $20 per share. The conversion price of the Series A Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $10 per share. In the event Level 8 breaches its obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $21 million financing, Level 8 also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share. Level 8 has agreed to register the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933. Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A Preferred Stock, is limited to 19% of the liquidation value of the Series A Preferred Stock. One of the investors in the Series A Preferred Stock included Advanced Systems Europe B.V., which purchased $10 million of Series A Preferred Stock and warrants in the transaction, and is a subsidiary of Liraz, Level 8's principal stockholder.


NOTE  9.     REINCORPORATION  AND  COMMON  STOCK

Effective June 23, 1999, the Company completed its re-incorporation under Delaware law. As a result of the re-incorporation of the Company under Delaware law, the rights of stockholders of the Company are now governed by the Certificate of Incorporation and Bylaws of Level 8 Systems, Inc., a Delaware corporation, and the General Corporation Law of the State of Delaware. In conjunction with the re-incorporation, the Company changed the par value of its common stock from $.01 to $.001.

NOTE  10.     CONTINGENCIES

LITIGATION. On April 6, 1998, the Company sold substantially all assets and operations of its wholly owned subsidiary ProfitKey International, Inc. ("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser has notified the Company that it believes there are adjustments totaling $1,466 which would require a reduction in the purchase price. The Company has attempted to negotiate a settlement with the purchaser and has, pursuant to the terms of the settlement agreement, entered into arbitration proceedings to resolve this matter. The Company has made a provision for its estimate of the purchase price adjustment and the costs to resolve this matter. Management believes at this time that any additional provision required to ultimately resolve this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company.

In December 1997, Seer Technologies, Inc. ("Seer"),a now wholly-owned subsidiary of the Company, instituted litigation in London, England against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Ltd. ("CBS") concerning a dispute over a license agreement between Seer, CBS and Abbas. These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas and CBS. Most of those claims have been struck out by the court in London as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. The Company has made provisions for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the company.

LIQUIDITY. During the first nine months of 1999, the Company incurred a net loss of $10,596 and has negative working capital of $2,145 and an accumulated deficit of $35,835 at September 30, 1999. The Company received $21,000 from the issuance of preferred stock as discussed in Note 8 above and renegotiated the repayment of certain long-term debt. Additionally, as a result of issuing more than $7,500 in equity financing, the Company no longer has a commitment from Liraz for $7,500 in working capital. The Company's ability to generate positive future cash flow is dependent upon the Company meeting its operating plan. The Company already implemented certain steps in the first half of 1999 to, among other things, reduce headcount, restructure operations and eliminate various costs from the business. The Company believes that existing cash on hand, cash provided by future operations, additional borrowings under its current line of credit, and additional new funding to be made available if the business purchase transaction, as described in Note 12, is consummated, will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.


NOTE  11.     FOREIGN  CURRENCY  EXCHANGE  CONTRACTS

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values. Beginning in July of 1999, the Company entered into forward exchange contracts primarily to hedge receivables denominated in foreign currencies against fluctuations in exchange rates. The Company has not entered into forward foreign exchange contracts for speculative or trading purposes. At September 30, 1999, the aggregate notional amount of foreign exchange contracts outstanding was $2,208.

NOTE  12.     SUBSEQUENT  EVENTS

On October 19, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Template Software, Inc. ("Template") and with Level 8's wholly-owned subsidiary, TSAC, Inc. ("Subsidiary"). The Merger Agreement provides for the Company's acquisition of Template by Template's merger with and into the Subsidiary.

Under the Merger Agreement, each share of Template common stock will be exchanged for $4.00 in cash plus $3.90 worth of Level 8 common stock. The actual number of shares of Level 8 common stock to be exchanged for each Template share will be based on the average trading price of Level 8 stock for the ten trading days prior to the third trading day before stockholder approval, but will not be less than 0.2838 Level 8 shares per Template share (if Level 8's average trading price exceeds $13.74) or more than 0.3672 Level 8 shares per Template share (if Level 8's average trading price is less than $10.62). The merger is intended to qualify as a tax-free reorganization, which means that Template stockholders would generally be permitted to defer taxes on the Level 8 stock portion of the purchase price.

In connection with the merger, the Company has received a commitment from a commercial bank for additional financing in the form of a five year term loan for $25 to $35 million. The financing will be guaranteed by Liraz Systems, Ltd., the Company's principal stockholder, in return for between 150,000 and 250,000 shares of the Company's common stock to be determined by the independent directors of the Company based on market conditions and the Company's financing needs at closing. The additional financing is subject to the negotiation and execution of a definitive agreement. The commitment provides for an interest rate equal to the London InterBank Offered Rate plus 1.5% annually.

The merger is subject to certain conditions to closing, including stockholder approval, regulatory approval, and necessary consents and filings. The Company believes the merger will be completed in the fourth quarter of 1999 or the first quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS.
---------------

GENERAL  INFORMATION  AND  RECENT  DEVELOPMENTS
-----------------------------------------------

     The Company is a global provider of rapid business integration solutions for eBusiness and eCommerce. Business integration solutions address the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes. As new computer technologies have proliferated in enterprise computing environments, the integration and management of the applications which rely on them has become increasingly complex. Our products and services are designed to enable organizations to address information systems integration and management problems in a simple and cost effective way. We provide customers with solutions to meet their enterprise application integration (EAI) and development needs. Our products allow companies to link their critical business applications internally across the enterprise and externally with strategic business partners. Our products and services also enable organizations to engage in eCommerce. The term "eCommerce" or electronic commerce refers to business conducted over the Internet. Currently, our products and services are sold worldwide through a network of regional sales offices. To date, our products and services have been utilized by companies in a wide variety of industries, including banking and financial services, insurance, retail, manufacturing, data processing, public utilities and transportation.

     On April 13, 1999, the Company announced the general release of its new Geneva Integrator, formerly Geneva Integration Server ("Geneva"). Geneva is an open, standards-based integration platform for connecting business applications running on Windows with business systems running on other platforms. Geneva functionally addresses the problem of linking custom, legacy, E-commerce, Web-enabled, and Windows DNA-based application systems.

     On April 30, 1999, the Company completed its acquisition of Seer Technologies, Inc. ("Seer"). The Company purchased the remaining minority interest in Seer, for $0.35 per share of the outstanding common stock in cash. The total purchase price for the remaining 31% of Seer was $1,697. As a result of the completion of acquisition, Seer became a wholly-owned subsidiary of the Company.

     On October 19, 1999, the Company signed an Agreement and Plan of Merger to acquire Template Software, Inc. ("Template") for approximately $49 million in cash and stock, subject to shareholder approval and other closing conditions. Level 8's management team identified Template as a provider of technologies that Level 8 believes would, if combined with the existing product line, enable Level 8 to be one of the first to market a comprehensive product portfolio representing the next generation of EAI solutions for eBusiness and eCommerce. The Company expects to close the Template merger in the fourth quarter of 1999 or the first quarter of 2000.

     As part of the Template transaction, the Company has received a commitment for additional financing in the form of a five year term loan for $25 to $35 million. The financing will be guaranteed by Liraz Systems, Ltd. ("Liraz"), the Company's principal stockholder, in return for between 150,000 and 250,000 shares of the Company's common stock to be determined by the independent directors of the Company based on market conditions and the Company's financing needs at closing. The additional financing is subject to the negotiation and execution of a definitive agreement. The commitment provides for an interest rate equal to the London InterBank Offered Rate plus 1.5% annually.


RESULTS  OF  OPERATIONS
-----------------------

     In  order  to  effect  the Company's strategic shift to the EAI market, the
Company  completed  a  series of dispositions and acquisitions during 1998.  See further descriptions of these transactions included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operations for the subsidiaries acquired during 1998 are included in the Company's results of operations from the date of acquisition. Accordingly, the results of operations for the first nine months of 1998 include the operations of Momentum Software Corporation ("Momentum") since March 26, 1998. The results of operations for the first nine months of 1998 do not reflect any of Seer's operations since the Company did not acquire an interest in Seer until December 31, 1998. Except as otherwise indicated, the discussion below relates to the actual results of operations without giving pro forma effect to the acquisitions and dispositions in 1998. Pro forma combined data assumes the acquisition of Momentum and Seer had each occurred as of January 1, 1998 and does not purport to be indicative of the results which would have actually been obtained had the transactions taken place as of such date or of future results of operations. The acquisitions made in 1998 make it difficult to compare the actual results of
operations  for  the  periods  presented.   A  discussion  of  results  of
operations on a pro forma combined basis has been included below where considered meaningful for an understanding of the Company's results of operations for the 1999 periods. However, pro forma combined results reflect the operations of the three companies on a separate basis without consideration for any synergies obtained through the integration of the companies' operations.

     The following table sets forth, for the periods indicated, the Company's unaudited results of continuing operations expressed as a percentage of revenue:

                                                       Three months ended     Nine months ended

                                                         September 30,            September 30,

                                                         1999            1998     1999     1998
                                                --------------  --------------  -------  -------
Revenue:
     Software products . . . . . . . . . . . .           32.1%           19.2%    25.7%    12.5%
     Maintenance . . . . . . . . . . . . . . .           27.6%           11.9%    29.2%     6.6%
     Services. . . . . . . . . . . . . . . . .           40.3%           68.9%    45.1%    80.9%
                                                --------------  --------------  -------  -------
Total
                                                        100.0%          100.0%   100.0%   100.0%
Cost of revenue:
     Software products . . . . . . . . . . . .            8.9%           15.2%     7.9%    14.0%
     Maintenance . . . . . . . . . . . . . . .            9.4%            4.0%    10.9%     3.9%
     Services. . . . . . . . . . . . . . . . .           33.5%           65.6%    39.4%    52.2%
                                                --------------  --------------  -------  -------
Total
                                                         51.8%           84.8%    58.2%    70.1%
Gross profit . . . . . . . . . . . . . . . . .           48.2%           15.2%    41.8%    29.9%

Operating expenses:
     Sales and marketing . . . . . . . . . . .           22.1%           33.2%    21.0%    21.7%
     Research and product development. . . . .           13.0%           24.2%    12.6%    22.9%
     General and administrative. . . . . . . .           15.5%           46.7%    12.4%    36.6%
     Amortization of goodwill and intangibles.           14.2%           36.9%    13.3%    18.0%
     Purchased research and development                  ----            ----      1.9%    14.0%
                                                --------------  --------------  -------  -------
Total. . . . . . . . . . . . . . . . . . . . .           64.8%          141.0%    61.2%   113.2%

Loss from operations . . . . . . . . . . . . .         (16.6%)        (125.8%)  (19.4%)  (83.3%)

Other income (expense), net. . . . . . . . . .          (1.8%)            1.6%   (6.2)%     1.8%
                                                --------------  --------------  -------  -------

Loss before taxes. . . . . . . . . . . . . . .         (18.4%)        (124.2%)  (25.6%)  (81.5%)

Income tax provision (benefit) . . . . . . . .            1.5%            0.0%     1.5%   (6.5%)
                                                --------------  --------------  -------  -------

Loss from continuing operations. . . . . . . .         (19.9%)        (124.2%)  (27.1%)  (75.0%)
                                                ==============  ==============  =======  =======




     The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:



                       Three months ended   Nine months ended
                           September 30,      September 30,
                      1999         1998         1999   1998
               --------------  -------------    -----  -----
United States            35 %           99 %     32 %   99 %
Europe                   55 %            ---     59 %    ---
Asia Pacific              5 %            ---      7 %    ---
Other . . . .             5 %            1 %      2 %    1 %
Total . . . .           100 %          100 %    100 %  100 %
               ==============  =============    =====  =====

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

     Total revenues increased significantly for the third quarter and year-to-date periods of 1999 as compared to the same periods of 1998 primarily due to the acquisitions of Momentum and Seer during 1998 and increased sales of software products. The gross margin for the third quarter of 1999 increased significantly to 48% from 15% for the same period of 1998 and improved to 42% in 1999 for the year-to-date period as compared to 30% for the same period of 1998 due to the increases in software products revenues.

     On a pro forma combined basis, total revenues for the year-to-date period of 1998 were $54.2 million. The $15.1 million decline in revenue on a pro forma combined basis is primarily due to a decline in consulting resources employed by Seer for the first nine months of 1998 compared to the same period of 1999. The gross margin for the year-to-date period on a pro forma combined basis was approximately 26%.

     SOFTWARE PRODUCTS. Software products revenue increased significantly for the third quarter and year-to-date periods of 1999 as compared to the same periods of 1998 primarily due to the sales of products acquired from Seer during 1998 coupled with sales of the Company's new Geneva Integrator product. In the first nine months of 1998, the Company's software sales were primarily resales of IBM's MQ Series licenses and sales of FalconMQ and XIPC messaging products, now known as Geneva Message Queuing. Through its acquisitions in 1998, the Company acquired Momentum's XIPC messaging product and Seer's HPS products, now known as Geneva AppBuilder, which are used for application development. Additionally, as discussed above, the Company began selling Geneva Integrator, an EAI solution, during the second quarter of 1999. For purposes of comparative discussions, Seer*HPS will be referred to as Geneva AppBuilder.

     Software products revenue has continued to grow as a percentage of total revenue, reflecting the Company's emphasis on expanding product sales. Management believes software products revenue will continue to grow as a percentage of total revenue over the next several quarters.

     Gross margins on software products increased significantly from 21% for the third quarter and a negative margin in the year-to-date periods of 1998 to 72% for the third quarter and 69% for the year-to-date periods of 1999, primarily due to the increase in the Company's software products revenue. The increase in gross margin was offset somewhat by an increase in the cost of software of $.8 million and $1.9 million for the third quarter and year-to-date period. Cost of software is composed of production and distribution costs, amortization of capitalized software and royalties to third parties. The increase in cost of software was primarily due to amortization of capitalized software from Momentum's and Seer's developed technology, which was valued as part of the purchase accounting for these business combinations, and royalties for technology acquired in 1998 from Liraz, the Company's majority shareholder.

     MAINTENANCE Maintenance revenue increased significantly in the third quarter and year-to-date periods of 1999 in comparison to the same periods of 1998 primarily due to the addition of Geneva AppBuilder to the Company's products, which has historically had a significant revenue stream from maintenance. Maintenance revenue on a pro forma combined basis for the year-to-date period of 1998 was $10.7 million.

     Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance increased to 63% for the year-to-date period of 1999 from 41% for the comparable period of 1998, while it was consistent at 66% for the third quarter of both 1999 and 1998. The increase in gross margins is primarily due to the addition of Seer*HPS and XIPC to the Company's products.

     SERVICES. Services revenue increased significantly from the third quarter and year-to-date periods of 1998 to the same periods of 1999 primarily due to the acquisition of Seer, which for the 1999 year-to-date period, added an average of approximately 125 consultants to the Company's consulting staff.

     Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins increased from 5% to 17% for the third quarter, while decreasing from 35% to 13% for the year-to-date period of 1998 as compared to the same periods of 1999. As a result of changes in the composition of the Company's services revenue have caused margins to decline in 1999, since the Seer*HPS-related services have historically generated lower margins than the Company's other service offerings. The Company is seeking to improve its consulting margins through better utilization of its consultants and by retraining the Seer*HPS consulting resources to provide higher margin services for the Company's Geneva Integrator and Geneva Message Queuing products. As a result of these efforts, the Company has created a positive trend in 1999, increasing gross margin from 9% in the first quarter to 17% in the third quarter. Management is continuing to focus on increasing its services margins.

     SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as trade show participation and other promotional expenses. Sales and marketing expenses increased significantly from the third quarter and year-to-date period of 1998 to the same periods of 1999 due to an increase in the size of the Company's sales force, both through acquisition and recruiting. The increases in the size of the number of sales and marketing personnel were necessitated by the reorganization of the Company's sales and promotional activities to correspond with its new product strategy as well as the Company's expansion into the global marketplace with the acquisition of Seer. The
Company intends to continue to increase its spending in the sales and marketing area in an effort to increase software products revenue through heightened market awareness and improved acceptance of its products and expanding its indirect distribution network.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel and related overhead. Research and development expense increased significantly from the third quarter and year-to-date periods of 1998 to the same periods of 1999 due to the addition of an average of approximately eighty developers in the year-to-date period from Momentum and Seer. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff and related overhead and all non-allocable corporate costs of operating the Company. General and administrative expenses increased 81% and 54% in the third quarter and year-to-date periods of 1999 as compared to the same periods of 1998. The increases are primarily related to the additional infrastructure necessary to support the Company after the acquisitions of Momentum and Seer. As a percentage of revenue, general and administrative expense has declined from 37% in the first nine months of 1998 to 12% in the first nine months of 1999 due to synergies obtained through the Company's 1998 acquisitions.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets, primarily goodwill, was $1.8 million in the third quarter and $5.2 million in the year-to-date period of 1999 as compared to $.9 million and $1.6 million in the respective periods of 1998. The amortization of goodwill in the first three quarters of 1998 was related to the purchase of Level 8 Technologies in April of 1995 and beginning in the second quarter included amortization related to the purchase of Momentum in March, 1998. In the third quarter and year-to-date period of 1999, the amortization of goodwill and other intangible assets related to the purchase of Seer, Momentum and Level 8 Technologies. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

     PURCHASED  RESEARCH  AND  DEVELOPMENT.     Based  on  the  results  of  a
third-party appraisal, the Company recorded a charge in the first quarter of 1998 of $1.2 million to expense purchased in-process research and development costs related to the acquisition of Momentum. As a result of completing the acquisition of the remaining 31% of Seer, the Company recorded a charge of $.7 million for in-process research and development costs in the second quarter of 1999.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the third quarter or the year-to-date period of 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the third quarter and the year-to-date periods of fiscal year 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

     DISCONTINUED OPERATIONS. During 1998, the Company disposed of one of its wholly-owned subsidiaries, ProfitKey International, Inc. The disposal was accounted for as a discontinued operation. Accordingly, the results of operations for the year-to-date period of 1998 reflect a $1.0 million loss from discontinued operations.

     IMPACT  OF  INFLATION.     Inflation  has  not  had a significant effect on
the  Company's  operating  results  during  the  periods  presented.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     Net cash used in operations during the first three quarters of 1999 was $7.3 million. Payments of approximately $3.4 million for merger and restructuring costs related to the acquisition of Seer were two of the primary components of the net cash outflow in addition to the Company's normal, recurring operating expenses. Also, both the Company and Seer had lower than anticipated billings in the fourth calendar quarter of 1998 which contributed to a reduction in cash received from customers early in 1999. The Company believes this trend was caused primarily by internal distractions within both companies in the fourth calendar quarter of 1998 due to the November announcement of the Seer transaction which was consummated on December 31, 1998.

     Net cash used in investing activities for the first nine months of 1999 was $4.1 million. As of April 30, 1999, the Company acquired the remaining 31% minority interest in Seer, 3,375,833 shares of common stock, for $0.35 per share in cash, through a tender offer and merger in April, 1999 for approximately $1.7 million. There were also $1.1 million for other direct costs of the Seer acquisition paid in the 1999 year-to-date period. As a result of the completion of the Tender Offer and merger, Seer became a wholly owned subsidiary of the Company. Additionally, the Company capitalized software development costs of $1.2 million, primarily related to the Geneva Integrator and Geneva Message Queuing products.

     Net cash provided by financing activities for the first nine months of 1999 was $14.9 million. During the second quarter of 1999, the Company issued 21,000 shares of its Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock") for $21 million and paid down its line of credit by $4 million. During the third quarter of 1999, the Company paid $8 million on its outstanding debt obligations with its majority shareholder Liraz, adding to the $.5 million paid in the first quarter.

     The Company funded its cash needs during the first nine months of 1999 with cash on hand at December 31, 1998, through operations, through the issuance of the Series A Preferred Stock and through $6.9 million in net additional borrowings under its line of credit.

     As of September 30, 1999, the Company had outstanding borrowings of $15.2 million under a credit facility with a commercial bank shared between the Company and it's wholly-owned subsidiary, Seer, (the "Credit Facility") at an interest rate of 10.25%. During the third quarter, the Credit Facility was amended and currently provides for borrowings up to the lesser of $25 million or the sum of 80% of eligible receivables and a $10 million term loan payable on March 1, 2001. The receivables-based borrowings under the Credit Facility are due on demand. The Credit Facility bears interest at the prime rate plus 2% per annum and has no financial covenant provisions. The receivables based borrowing instrument terminates on September 1, 2000; however, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Credit Facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property.

     In addition to the Credit Facility, the Company has other outstanding borrowings at September 30, 1999 including (i) $90,000 under a note payable to Liraz which bears interest at 4% per year and is payable in equal quarterly installments of $35,000, including interest, (ii) $.5 million under a note payable to Liraz which bears interest at 8% per year and is payable in annual installments, (iii) $2.3 million of $3 million in notes issued to the sellers of Momentum which bear interest at 10% per year and are payable in annual installments, and (iv) $4 million under a loan from Liraz which bears interest at 12% and is payable on December 15, 2000. All debt payable to Liraz is subordinate in right of payment to the Credit Facility.

     Future maturities on the Company's outstanding debt at September 30, 1999 include $6 million in 1999, $5.3 million in 2000, and $10.8 million in 2001. Of such amounts, $4.6 million in 2000 is due to Liraz.

     On June 29, 1999, Level 8 Systems, Inc. completed the Series A Preferred Stock agreement to sell 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock, for $21 million, convertible into an aggregate of 2,100,000 shares of common stock of Level 8. The net proceeds will be used to pay down debt and other general corporate purposes. During the second quarter, the Company used $4 million to pay down the Credit Facility. During the third quarter, the Company paid down $8 million of the $12 million loan from Liraz. The sale of the Series A Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

     Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series A Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $20 per share. The conversion price of the Series A Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $10 per share. In the event Level 8 breaches its obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $21 million financing, Level 8 also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share. Level 8 has agreed to register the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933. Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A Preferred Stock, is limited to 19% of the liquidation value of the Series A Preferred Stock. Investors in the Series A Preferred Stock and warrants include Advanced Systems Europe B.V., which purchased $10 million of Series A Preferred Stock and warrants in the transaction, and is a subsidiary of Liraz Systems, Ltd., Level 8's principal stockholder.

     As a result of issuing more than $7.5 million in new equity instruments, the Company no longer has a commitment from Liraz for $7.5 million in working capital.

     As of September 30, 1999, the Company did not have any material commitments for capital expenditures.

     During the first nine months of 1999, the Company incurred a net loss of $10.6 million and has a working capital deficit of $2.1 million and an accumulated deficit of $35.8 million at September 30, 1999. The Company's ability to generate positive cash flow is dependent upon the Company meeting its operating plan. The Company already implemented certain steps to, among other things, reduce headcount, restructure operations and eliminate various costs from the business in order to better position itself for future growth. The

Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the Credit Facility will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there are future risks due to the pending Template acquisition, including the completion of the financing of the transaction and the successful integration and management of the combined companies. There can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations.


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

     Software Sold to Consumers. The Company believes that it has substantially identified potential Year 2000 Problems with the software products that it develops and markets. See "Item 1. Business - Products and Services," of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of the Company's products. The Company's Geneva Message Queuing products and Geneva Integrator are capable of accurately processing, providing, and/or receiving date data from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000, including leap year calculations. The Company's Geneva AppBuilder toolset products, formerly Seer*HPS, are designed to allow developers to develop applications that are Year 2000 compliant, through the use of four-digit year fields which can accept and accurately represent dates both before and after the Year 2000. Once a four-digit year is properly input, applications built with the Geneva AppBuilder toolset can properly process the dates.

     Dates may be input into these applications either by entering a four-digit year or, as a shortcut, by entering the last two digits of the year. In the latter case, the application assigns a century to the date and "feeds back" a four-digit year to the user by displaying it on the screen. For all versions of Geneva AppBuilder above 5.2.3K, the century is assigned according to a moving 100-year window. The Company has made available documentation to its customers that explains how this moving 100-year window can be adjusted, both on the workstation platform and on the host. For version 5.2.3K, the century is assigned a default value of "19". In either case, the user can either accept the proposed four-digit date or correct it, if the application has assigned the wrong century in a particular case.

     The foregoing description related to Geneva AppBuilder versions 5.2.4S and higher (for the workstation) and 5.2.3K and higher (for the host), which were released in December 1995. The Company believes that if operated properly, applications constructed with these versions in accordance with the product documentation should not manifest Year 2000-related errors traceable to the Geneva AppBuilder product. The Company does not believe any of its customers are using earlier versions of the software.

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

     With respect to the Company's Geneva AppBuilder development environment itself, the Company is not aware of any Year 2000 issues except the following. The tools store certain information with respect to objects created using the tools (such as the dates the object was created or last modified) as two-digit dates. Because of the way the tools use these dates, the Company does not believe this will cause any Year 2000-related problems except in the limited instance of migrations spanning the century boundary. The Company has made available to its customers documentation calling their attention to this issue and a workaround.

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

     Internal Infrastructure. The Company has identified all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The process of modifying, upgrading, and replacing major systems that have been identified as adversely affected has been completed. Although the costs of these steps have not been separately tracked, management believes the costs specifically incurred to obtain Year 2000 compliance were not material.

     Systems Other Than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is continuing to assess the potential effect of, the Year 2000 Problem on its office and facilities equipment, but believes it has taken steps to ensure all critical systems have been made ready.

     Although the Company does not separately track these costs, the Company does not believe the additional total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will have a material adverse effect on the Company's financial condition, cash flows, or results of operations.

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

and

3.     Customers  and their IT professionals who are focused on addressing their
own  Year  2000 problems may defer    orders of the Company's products, thereby,
having  a  short-term  impact  on  software  products  revenue.



     Contingency Plans. The Company has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the system, these plans include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel and/or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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


FORWARD  LOOKING  AND  CAUTIONARY  STATEMENTS
---------------------------------------------

     This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the pending transaction with Template, liquidity and capital resources, Year 2000 issues and similar matters within the meaning of the Private Securities Reform Act of 1995 ("Reform Act"). The Company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, the Company's representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the Securities and Exchange Commission and in materials incorporated therein by reference: the Company's future success depends on the market acceptance of the new Geneva Integrator; an unexpected revenue shortfall may adversely affect the Company's business because its expenses are largely fixed; the Company's quarterly operating results may vary significantly because the Company cannot accurately predict the amount and timing of individual sales and this may adversely impact the Company's stock price; trends in sales of the Company's products and general economic conditions may affect investors' expectations regarding the Company's financial performance and may adversely affect the Company's stock price; because a substantial amount of the Company's revenues have historically been derived from Geneva AppBuilder, decreased demand for services relating to this product could adversely affect the Company's business; the Company's future results may depend upon the continued growth and business use of the Internet; the Company may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; the Company's future results may depend upon the successful integration of acquisitions; the Company may not have the resources to successfully manage additional growth; rapid technological change could render the Company's products obsolete; if the Company's relationship with Microsoft weakens, it could adversely affect the Company's business; the loss of any one of the Company's major customers could adversely affect the Company's business; the Company's business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on the Company's results of operations; the Company's products may contain undetected software errors, which could adversely affect its business; because the Company's technology is complex, the Company may be exposed to liability claims; year 2000 issues may cause problems with the Company's systems, expose the Company to liability, and cause customers to delay orders until after January, 2000; the failure of the Company to meet product delivery dates could adversely affect its business; the Company may be unable to enforce or defend its ownership and use of proprietary technology; because the Company is a technology company, its Common Stock may be subject to erratic price fluctuations; and the Company may not have sufficient liquidity and capital resources to meet changing business conditions. See the Company's Form 10-K filed on April 1, 1999 for a more detailed description of certain risks presented by the Company's operations.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

     Approximately 65% of the Company's 1999 revenues for the first nine months were generated by sales outside th United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U. S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to shareholders' equity. Based upon the foregoing, the Company began hedging its foreign currency receivables in the third quarter of 1999 in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk.


PART  II.     OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

     In December 1997, Seer Technologies, Inc. ("Seer"), a wholly-owned subsidiary of the Company, instituted litigation in London, England against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Ltd. ("CBS") concerning a dispute over a license agreement between Seer, CBS and Abbas.
These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas and CBS. In July, most of those claims were struck out by the court in London as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the company.

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

     John B. Stockton, a stockholder of Seer at the time of its merger with a subsidiary of Level 8, has informed the Company that he has filed a petition in the Delaware Court of Chancery asserting that Seer stockholders perfecting appraisal rights are entitled to receive the fair value of their Seer shares as determined in an appraisal proceeding under Section 262 of the Delaware General Corporation Law. The Company has not yet been served a copy of the complaint. The Company believes that less than 20,000 shares of Seer common stock have validly perfected appraisal rights under Delaware law, and that the fair value of such shares at the time of the merger does not exceed $.35 per share of Seer. Management does not believe at this time that any amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the company.

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

     None





ITEM  5.  OTHER  INFORMATION

     None



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits

               10.34 Amendment dated September 24, 1999, to the Loan and Security Agreement among Seer, the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation, dated March 31, 1999 (filed herewith).

               27.1     Financial Data Schedule for the Company(filed herewith).


          (b)  Reports  on  Form  8-K

On November 5, 1999, the Company filed a Form 8-K announcing the signing of an Agreement and Plan of Merger with Template Software, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Level  8  Systems,  Inc.



Date:  November  10,  1999            /s/Steven  Dmiszewicki
                                      --------------------------
                                      Steven  Dmiszewicki
                                      President

 Date:  November  10,  1999           /s/Renee  Fulk
                                      --------------------------
                                      Renee  Fulk
                                      Vice President of Finance
                                      (Principal  Financial  and
                                      Accounting  Officer)