Form 10-K
period 1999-12-31
LEVEL 8 SYSTEMS INC
filed 2000-03-23
CIK 945384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the fiscal year ended December 31, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the transition period from     to

                        Commission File Number: 0-26392

                             LEVEL 8 SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              11-2920559
       (State of Incorporation)         (I.R.S. Employer Identification No.)

               8000 Regency Parkway, Cary, North Carolina 27511
         (Address of principal executive offices, including Zip Code)

                                (919) 380-5000
             (Registrant's telephone number, including area code)

                               ----------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2000 was approximately $296,742,688. There were 13,364,222 shares of Common Stock outstanding as of March 20, 2000.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                      Exhibit Index appears on Page E-1.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LEVEL 8 SYSTEMS, INC.

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                               Table of Contents
                                     PART I

  Item                                                                   Page
 Number                                                                 Number
 ------                                                                 ------
 1.     Business......................................................     1

 2.     Properties....................................................    14

 3.     Legal Proceedings.............................................    14

 4.     Submission of Matters to a Vote of Security Holders...........    15

                                    PART II

        Market for Registrant's Common Stock and Related Shareholder
 5.     Matters.......................................................    16

 6.     Selected Financial Data.......................................    16

        Management's Discussion and Analysis of Financial Condition
 7.     and Results of Operations.....................................    17

 7A.    Quantitative and Qualitative Disclosures About Market Risk....    25

 8.     Financial Statements and Supplementary Data...................    26

        Changes in and Disagreements with Accountants on Accounting
 9.     and Financial Disclosure......................................    26

                                    PART III

 10.    Directors and Executive Officers of the Registrant............    27

 11.    Executive Compensation........................................    27

        Security Ownership of Certain Beneficial Owners and
 12.    Management....................................................    27

 13.    Certain Relationships and Related Transactions................    27

                                    PART IV

        Exhibits, Financial Statement Schedules, and Reports on Form
 14.    8-K...........................................................    28

 SIGNATURES............................................................   34

 INDEX TO FINANCIAL STATEMENTS.........................................  F-1

 INDEX TO EXHIBITS.....................................................  E-1

                                    PART I

Item 1. Business.

Overview

  Level 8's software products and enabling services address three of the most pervasive eBusiness challenges facing global 5000-sized organizations today:

  .Using the Internet as the primary communications medium ("eBusiness")

  .Using the Internet to enable buying and selling ("eCommerce")

  .Optimizing an enterprise's value through the rapid adoption of digital technology

  These eBusiness challenges are driven by intensifying competition in the global marketplace, which is forcing companies to make better and faster business decisions and find new ways to attract and retain customers. To accomplish this, a company must have access to enterprise-wide views of business information and processes, and mechanisms for extending their business applications to reach customers and business partners via the Internet. Providing these capabilities requires an integration of existing computer applications and platforms, enabling them to communicate with one another and the Internet. However, the evolution of computing from mainframes to client/server systems and then to the Internet and intranets has resulted in these applications running on a diverse and typically incompatible mix of new and legacy computing platforms.

  Level 8 specializes in delivering software solutions that help companies integrate new and existing computer applications and extend these applications to the Internet to support eBusiness and eCommerce. This specialization is called enterprise application integration or "EAI." Level 8's products and services are designed to enable organizations to address business process automation, application integration and application engineering in a simple and cost effective way. Level 8 provides customers with software to link their critical business applications internally across the enterprise and externally directly with strategic business-to-business partners and business-to-business consumers via the Internet.

  Level 8 offers a suite of products for eBusiness and eCommerce under the Geneva brand name. The Geneva Integration Suite has six core components which, together, the Company believes provide the most complete suite of integration software products available for eBusiness integration. These components include Geneva Enterprise Integrator (formerly Enterprise Integration Template), Geneva Business Process Automator (formerly Business Process Template), Geneva Integration Broker (formerly Geneva Integrator), Geneva Message Queuing, Geneva AppBuilder, and Geneva XIPC (formerly XIPC).

  In addition to these products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading enterprise application integration solutions. Level 8's worldwide consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Level 8 offers consulting services around its products for eBusiness and eCommerce enablement. These services include project management, application and platform integration, application design and development, and application renewal along with expertise in a wide variety of development environments and programming languages.

  In April 1999, the Company completed its acquisition of Seer Technologies, Inc. ("Seer"). In connection with the acquisition of Seer, Level 8 acquired significant intellectual property assets, including Geneva AppBuilder (formerly Seer *HPS).

  In December 1999, the Company acquired Template Software, Inc. ("Template"). Level 8's management team identified Template as a provider of technologies that would enable Level 8 to be one of the first to market with a comprehensive product portfolio representing the next generation of EAI solutions for eBusiness. In connection with the acquisition of Template, Level 8 acquired significant intellectual property assets, including Geneva Enterprise Integrator and Geneva Business Process Automator. These products, together with Level 8's existing software portfolio, provide customers a comprehensive suite of eBusiness integration software.

  To date, Level 8's products and services have been utilized by companies in a wide variety of industries including financial services, insurance, retail, manufacturing, telecommunications, transportation, and government. Level 8's customer base includes major corporations around the world such as ABN AMRO Information Technology Services Company, Action Performance Companies, Allstate Insurance Company, AT&T Corp., Bell Atlantic Network Services, Inc., Citibank, N.A., Borders Group, Inc., Credit Suisse, CVS Corporation, Drugstore.com, Inc., Telecom Italia S.p.A., Lockheed Martin Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Michelin North America, Inc., Montgomery Ward & Co., Incorporated, National Association of Securities Dealers, Inc., Prudential Insurance Company of America, Sikorsky Aircraft Corporation, Sprint Communications Company LP, Sunrider International, EDB 4tel AS, and WinStar Telecommunications, Inc.

  Level 8 was incorporated in New York in 1988, and re-incorporated in Delaware in 1999. The principal executive offices of Level 8 are located at 8000 Regency Parkway, Cary, North Carolina, 27511, telephone number (919) 380-5000.

Industry Background

  A significant challenge facing global 5000-sized organizations today is the integration and management of critical business applications which run on disparate or otherwise incompatible computer systems. Business and competitive pressures are pushing companies to move towards an eBusiness model as quickly as possible in order to remain competitive and viable in an increasingly online, information-driven economy. eBusiness systems involve a combination of consumer-oriented or business-to-business eCommerce, internal and external data exchange, online customer service, customer relationship management, and value chain integration processes. Inter-operability and information exchange between new and legacy systems within the extended enterprise are key components for a successful eBusiness strategy, as is the ability to link those applications and processes in extremely secure and highly reliable ways. Organizations must also ensure that large volumes of eBusiness transactions can be processed in Internet time and incorporate the entire extended, integrated enterprise processing environment into a reliable, scalable, robust, and manageable infrastructure. The eBusiness model and the competitive need for rapid access to business-critical information from across the enterprise are together driving an increasing demand for Internet-enabled information systems that can also offer enterprise-wide views of a company's business information. Further, information systems departments of global 5000-sized companies are compelled by both economic necessity and internal mandates to find ways to leverage their existing investments in information technology.

  Enterprise application integration solutions, including those developed by Level 8, are designed to provide these capabilities through an open, enterprise-wide infrastructure that can accomplish the complete integration of a company's entire computing systems environment, including technologies enabling eBusiness and eCommerce.

  There is currently a movement toward "virtual enterprises" that must link application systems from different companies in the supply chain. Additionally, e-Commerce and customer service on the Web require communication between Web-based, front-end systems (e.g., payment systems) and back-end systems, for example inventory, accounts receivable, and invoicing systems.

  Key factors driving the current need for enterprise application integration solutions in the eBusiness integration software market include:

  . The current computer systems of most companies were developed in an era when systems tended to be self-contained and were not developed with the Internet in mind. The ability of the systems to communicate with other systems was not emphasized. As a result, many current systems are not designed to accommodate communications with different systems. The ability to integrate the Internet and Web-based technologies with a company's core business systems provides business value by adding new revenue models (eCommerce) and improving customer service.

  . Web-based customer self-service is becoming the standard for forging more meaningful customer relationships.

  . Integrating with company business partners and supply chain partners is now a key differentiator for business inventory costs and increases profitability.

  . Many global 5000-sized companies have made significant investments in ensuring that their existing computer systems will function properly in the Year 2000 and beyond. The size of the investments made by these companies addressing Year 2000 problems is forcing information systems departments to find ways to leverage such investments by extending the life of current systems. By providing Web-based access to core business systems, companies can leverage these investments.

  . Many Global 5000-sized companies addressed computer system development problems by adopting new technologies as they have emerged. This approach has resulted in increasingly diverse computing environments that mix a variety of hardware platforms, operating systems and programming languages.

  . Global 5000-sized companies have dramatically increased their use of the Internet and intranets both to expedite internal communication and to support business-to-business and business-to-consumer transactions. This increased use has created strong demand for an entirely new class of enterprise-wide computer applications. Meeting this demand in a cost efficient manner requires modernizing existing systems to enable them to support eBusiness and eCommerce applications, as well as developing new applications.

  . As a result of mergers and acquisitions, the computer systems of many companies have become considerably more complex at an enterprise-wide level. The increased complexity results from the fact that the newly-acquired computer systems are rarely compatible with the existing computer systems. Furthermore, there are often redundancies between the respective systems that make integration more difficult.

The Level 8 Solution

  Level 8 is a leading provider of eBusiness integration software for integrating enterprise applications both within the enterprise and between business-to-business partners. Different computer systems and the applications developed for them vary widely in the ways in which they send, receive, view and process information. As a result, diverse applications running on different systems cannot work together because information cannot generally be exchanged between them.

  Level 8's products are designed to enable the sharing of information between disparate systems by automatically transforming the data from one system into the formats and representations that can be used by other application systems. This means organizations can link legacy systems to other legacy systems, to new systems, and also to the Web. In this way the Company's products can facilitate the delivery of timely enterprise-wide views of critical business information while substantially reducing the need for complex and costly manual programming and ongoing software program modifications.

  Level 8's software is flexible enough to link together a wide array of applications operating on disparate systems, and can scale to meet the challenges of growth and technological development in even the most heterogeneous computing environments. Most significantly, Level's products allow enterprises to utilize their core system functions for new uses including Web access. This allows for the full support of eBusiness and eCommerce and closer relationships with business-to-business partners and suppliers.

  Level 8's solution to solving business integration challenges provides the following key benefits:

  Supports Rapid Implementation of eBusiness Solutions. Level 8's Geneva Integration Suite enables rapid eBusiness implementations, reducing installation and integration costs, including the extension of ERP packages, and provides an open platform for integrating new or acquired applications, systems and architectures.

  Links Existing Operational Systems to The Internet. The Geneva Integration Suite can transmit communications via the Internet as well as between applications. It can automatically collect messages or packets of information and processing instructions, from existing legacy systems and transform them into forms that can be exchanged via the Internet with other applications running on diverse platforms, and vice versa. These powerful features allow organizations to Web-enable existing application systems, expanding their functionality and extending their life cycles by opening them up for intranet and Internet-based eBusiness and eCommerce.

  Preserves Existing Information Technology Investment. Traditionally, larger organizations have relied on mainframe computers to run their core business programs. To date, there has been a tremendous investment in these mainframe legacy systems. More recently, there has been large investments made in other computing platforms (e.g., midrange, client/server, LANS and Web), which are not readily compatible with each other or with legacy mainframe systems. Linking together newer computing platforms and applications to existing systems helps preserve and increase the return on the investments made by organizations in their information technology systems.

  Additionally, by linking the flexibility and innovations available on newer computing platforms and applications to the rich databases and functions that are typically maintained on the larger mainframe computers, organizations can utilize this information in new ways. The Geneva Integration Suite helps organizations bridge the gap between legacy systems and newer platforms and the result is the extension of existing capabilities to modern architectures, such as the Web, thereby preserving the existing information technology investment.

  Improves Efficiency of Existing Enterprise Infrastructure. The high throughput capability of the Geneva Integration Suite of products enables organizations to provide just-in-time data delivery across a wide variety of systems and among people in a unified business process. By removing the bottlenecks to the integration of people, process and data, Level 8's software products support numerous business critical computing operations such as business process automation, data replication, data warehousing and transaction-based processing.

  Supports Broad Range of Applications, Platforms and Standards. The IT departments of larger enterprises need solutions to integrate a broad array of applications and platforms using a wide variety of industry standards to ensure ease of implementation and integration into existing environments. Level 8's products provide enterprise application integration solutions that support common industry standards and can handle a wide array of disparate applications, platforms and data types. The Geneva Integration Suite can be used to link custom or packaged applications together regardless of the tools or programming language used. The Geneva Integration Suite ties together applications running on a variety of popular operating systems including; Windows NT, UNIX, Solaris, MVS, VMS, OS/400 and many other operating systems that run on hardware platforms from vendors such as Hewlett Packard, Sun, Compaq/Digital, Dell and IBM.

  Ease of Implementation and Enhanced Information Technology
  Productivity. The Geneva Integration Suite allows IT departments to create comprehensive data transformation and information exchange solutions without the need for custom coding. Level 8's products provide pre-built adapters for a wide variety of different systems that are pre-programmed for transforming data into the format required by that system and transporting it using the appropriate transport mechanism. This greatly simplifies and speeds development of enterprise application integration solutions. The Geneva Integration Suite allows the IT department to instantly integrate new and existing systems with little or no customization required.

The Level 8 Strategy

  Level 8's goal is to be a recognized global leader in the growing market for enterprise application integration solutions for eBusiness and eCommerce. The following are key elements of the Level 8 strategy:

  The Geneva Integration Suite. No single product, technology or paradigm answers all of a large organization's integration challenges. Level 8's eBusiness integration software portfolio provides the most comprehensive suite of integration software products available for eBusiness integration. Level 8 offers a suite of integration products under the Geneva brand name. The Geneva Integration Suite is a set of eBusiness integration software products that supports business process automation, application integration, enterprise messaging and application engineering. The Company's strategy for evolving the Geneva Integration Suite is threefold:
  1) make substantial investments in research and development focusing on integrating the components of the suite, 2) add market-driven functionality based on customer requirements and feedback, and 3) add complimentary products and technologies via strategic acquisitions.

  Expand Worldwide Sales and Marketing Capability. Level 8 is making considerable investments in worldwide sales and marketing in an attempt to acquire market share in a high growth market. Specifically, the Company is increasing its sales and marketing personnel and programs around the globe. Worldwide sales personnel grew approximately 230% during the third and fourth quarter of 1999, and Worldwide marketing personnel grew 200% in the same period. The sales team includes account executives, inside sales (or telephone sales) personnel and sales engineers. Level 8 also intends to continue to expand its global sales coverage through additional direct sales offices and the expansion of indirect channels. To support indirect sales Level 8 has already established joint marketing relationships with original equipment manufacturers, independent software vendors and value added resellers, including IBM, Microsoft, Hewlett-Packard, Unisys, Cambridge Technology Partners, Clarus Corporation, Catalyst, and Crystal Solutions.

  Maintain Global Presence. Level 8's strategy for sales and marketing is to become recognized among IT professionals as a global provider of eBusiness integration software. More than 50 percent of Fortune Magazine's 1999 Global 500 were headquartered outside of the US. In recognition of this, Level 8 continues to support its international sales and marketing efforts. Level 8 had a strong international presence during 1999, accounting for 67% of revenue.

  Leverage Strategic Partners. Level 8 intends to expand sales through both direct and indirect sales channels. As part of this strategy, Level 8 continues to work on strengthening and growing its relationships with Microsoft, IBM, Hewlett-Packard and other strategic partners. Level 8's strategy is to use the market visibility of key customers to engage strategic partners to then leverage their lead generation capacity to create new sales opportunities for Level 8's eBusiness integration software.

  Since 1996, Level 8 has been working with Microsoft to meet the interoperability needs of enterprise developers. Microsoft is committed to ensuring that the Windows platform works with other key platforms and systems in the heterogeneous computing environment of its customers. To that end, Microsoft has included a software product developed by Level 8 on its Windows 2000 CD. By including the Level 8 Geneva Message Queuing connector, Microsoft has made it easier for Windows developers to create cross-platform applications.

  Level 8 has also aggressively pursued original equipment manufacturer ("OEM") partners who wish to embed Level 8 eBusiness integration software products into their own products or solutions. These OEM partners include Clarus Corporation, which embedded Geneva Integration Broker into the Company's eProcurement application; Catalyst, which embedded Geneva Message Queuing into is warehouse management application; and Crystal Solutions, which is using the Geneva products in their eBusiness solutions.

    Expand into New Markets. In the past, Level 8 has served many customers in the highly demanding financial services, insurance and telecommunications markets. Level 8's strategy is to apply its experience with these customers to other vertical markets. Specifically, Level 8 intends to further penetrate the retail and transportation sectors as well as providing Internet integration solutions for any company trying to establish a presence in the emerging eCommerce sector. Level 8 plans to accomplish this objective by redirecting its sales and marketing efforts worldwide.

Products

Geneva Integration Suite

  Level 8 offers a suite of products under the Geneva brand name. These products, ranging from business process automation, application integration, enterprise messaging and application engineering, are all components of the Geneva Integration Suite. The Geneva Integration Suite makes information systems work together seamlessly for a totally connected, eBusiness-enabled extended enterprise.

  The primary use of Geneva technology is to provide an end-to-end infrastructure for eBusiness, including:

  .  Integrating Web and legacy applications

  .  Real-time access to enterprise information over the Internet

  . Linking business partners in an integrated supply chain across the Internet

  The primary benefits of the Geneva technology are:

  .  Acceleration of the creation and deployment of new eBusiness systems

  . The leveraging of existing information systems when building new eBusiness systems

  .  Robust, transactional infrastructures for eBusiness

Geneva Products

  The Geneva Integration Suite has six core components which provide the most complete suite of integration software products available for eBusiness integration. These components include Geneva Enterprise Integrator (formerly Enterprise Integration Template), Geneva Business Process Automator (formerly Business Process Template), Geneva Integration Broker (formerly Geneva Integrator), Geneva Message Queuing, Geneva AppBuilder and Geneva XIPC (formerly XIPC).

  Geneva Enterprise Integrator. Geneva Enterprise Integrator is an integration tool that provides unified, real-time views of enterprise business information for eBusiness applications. Real-time integration of back-end enterprise business systems with Web-based applications is an essential component in meeting rising customer expectations of eCommerce, Web-based customer service, and enterprise portal applications. Geneva Enterprise Integrator also leverages a high performance, memory-based information cache to provide an infrastructure that will support the performance demands of Internet-style computing.

  Geneva Business Process Automator. Geneva Business Process Automator is a product designed to work with Geneva Enterprise Integrator for automating the many business processes that an organization uses to run its operations. Business process automation enables the automation of information workflows, designed by business experts, and spanning front and back office systems. Business process automation provides business analysts with a set of easy-to-use tools for defining, changing, and refining the exchange of information and the workflow for a domain-specific business process.

  Geneva Integration Broker. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. The key feature of Geneva Integration Broker is its support for XML and other standards for open data exchange on the Internet. The product provides a robust platform for building eBusiness applications that integrate with existing back-office systems. Geneva Integration Broker's support for open data exchange and secure Internet transports make it an excellent platform for building Internet-based business-to-business solutions.

  Geneva Message Queuing. Geneva Message Queuing is a reliable enterprise connectivity product for Microsoft and non-Microsoft applications. The primary use is for guaranteed, transactional, once and only once connectivity of Windows-based Web applications to back-office information resources like mainframes and other legacy systems. Microsoft's Web application platform, called Windows DNA, is one of the dominant architectural models for building eBusiness applications. Geneva Message Queuing provides native interoperability essential for deploying Windows DNA applications in a heterogeneous environment.

  Geneva XIPC. Geneva XIPC (formerly XIPC) provides similar, guaranteed delivery of information between applications. The difference being that where Geneva Message Queuing is based around a Microsoft standard, Geneva XIPC is for use with Linux and other brands of UNIX servers. The Linux platform was the largest growing server platform during 1999. The UNIX/Linux family of servers, from companies like Sun Microsystems, IBM and Hewlett Packard, are the dominant Web Server and Web Application Server platforms. Geneva XIPC enables Linux and UNIX Web and Applications Servers to communicate reliably.

  Geneva AppBuilder. Geneva AppBuilder is a set of application engineering tools that assists customers in developing, adapting and managing enterprise-wide computer applications for the Internet/intranets and client/server networks. The product is designed to enable users to define in a high level, simplified language tasks and operations the users would like an application to perform. Users can then simply "push a button" and Geneva AppBuilder automatically generates the necessary software programming to perform the tasks and operations defined. This significantly accelerates the development and deployment of highly complex, large-scale, custom enterprise applications and greatly enhances the productivity of programming resources.

Future Integration and Product Development

  Level 8 intends to enhance the Geneva suite of products to meet marketplace needs as they evolve. Level 8 is making substantial investments into all areas of research and development to meet the demands of current and future markets. Tighter integration between the Company's products, including the products originating as a result of the Seer and Template acquisitions, is currently the Company's key focus.

  The Company feels that the strength of the Company's products is its diversity. The Company believes that by creating native integration between the different components of the Geneva Integration Suite, Level 8 will be able to provide more comprehensive solutions for its customers, such as the use of Geneva XIPC to enhance the functionality of Geneva Message Queuing Version 2.0.

  Similarly, the Company's two primary application integration technologies, Geneva Integration Broker and Geneva Enterprise Integrator, include a base level of integration. Native robust integration between the two products will provide the ability for customers to leverage the best attributes of both products.

  Other areas of product enhancement include monitoring the emerging Internet standards such as XML and Java to provide the proper level of support and integration for all our products.

Services

  Level 8 provides a full spectrum of technical support, training and consulting services as part of its commitment to providing its customers industry-leading enterprise application integration solutions. Level 8 believes its worldwide consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of Global 5000 companies.

Maintenance and Support

  Level 8 offers customers varying levels of technical support tailored to their needs, including periodic software upgrades, telephone support and twenty-four hour, seven days a week access to support-related information via the Internet.

Training Services

  Level 8's training organization offers a full curriculum of courses and labs designed to help customers become proficient in the use of Level 8's products and related technology as well as enabling customers to take full advantage of Level 8's field-tested best practices and methodologies.

Consulting Services

  Level 8 offers consulting services around its product offerings in project management, applications and platform integration, application design and development, application renewal and eBusiness and eCommerce enablement, along with expertise in a wide variety of development environments and programming languages. Level 8 also has a very active partner program for recruiting leading IT consulting and system integration firms to provide services for the design, implementation and deployment of Level 8 eBusiness solutions. Level 8's consulting organization supports third party consultants by providing architectural and enabling services.

Government Contracts

  As a result of the acquisition of Template, the Company provides certain technical services to federal government agencies under certain contracts, some of which are classified. The nature of this work is technical design and software development which was historically performed by Template since 1977. On a proforma basis, including Template's operations approximately 13% and 19% of total revenues in fiscal years 1998 and 1999, respectively, were derived from contracts with the federal government.

  Government contracts, by their terms, generally can be terminated at any time by the government, without cause, for the convenience of the government. If a government contract is so terminated, the Company would be entitled to receive compensation for the services provided or costs incurred at the time of termination and a negotiated amount of the profit on the contract to the date of termination. In addition, all government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could adversely affect the Company or increase its costs of competing for or performing government contracts. Any violation (intentional or otherwise) of these regulations could result in the termination of such government contracts, imposition of fines, and/or debarment from award of additional government contracts.

Customers

  Level 8's products and services are currently used by thousands of software developers. In addition, hundreds of enterprise-wide applications built and integrated through Level 8's products are used daily by over a million end users worldwide. Level 8's customer base includes major corporations around the world such as ABN AMRO Information Technology Services Company, Action Performance Companies, Allstate Insurance Company, AT&T Corp., Bell Atlantic Network Services, Inc., Citibank, N.A., Borders Group, Inc., Credit Suisse, CVS Corporation, Drugstore.com, Inc., Telecom Italia S.p.A., Lockheed Martin Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Michelin North America, Inc., Montgomery Ward & Co., Incorporated, National Association of Securities Dealers, Inc., Prudential Insurance Company of America, Sikorsky Aircraft Corporation, Sprint Communications Company LP, Sunrider International, EDB 4tel AS, and WinStar

Telecommunications, Inc. Industries that are significantly represented in Level 8's customer base include: financial services, insurance, retail, manufacturing, telecommunications, transportation, and government. ABN AMRO was Level 8's only customer accounting for more than 10% of 1997 and 1998 historical operating revenue. No one customer accounted for more than 10% of operating revenues in 1999.

  Level 8 seeks strong relationships with its customers in order to gain an in-depth understanding of the business and technology challenges they face. Level 8 has established an international customer advisory board that will follow the Geneva Integration Suite. It will be used to present new information, address customer requirements and concerns, and provide a constructive and open forum for interaction. The volunteer members of the customer advisory board will represent Level 8's global customer base and act as a sounding board for new ideas and initiatives, as well as provide a means for information flow and feedback regarding Level 8's products and services.

  In many areas around the world, local customers also hold periodic regional user group meetings that are supported and encouraged by Level 8.
Additionally, Level 8 receives a great deal of feedback through its consulting services and technical support organization regarding the effectiveness of Level 8's products in meeting customer needs.

Sales and Marketing

Sales

  To reach a broad potential customer base, Level 8 has pursued multiple distribution channels, including a direct sales force, as well as third party relationships with distributors, value-added resellers, systems integrators and IT consulting firms.

  The Company's direct sales force focuses on large customers and leverages its industry experience to access target organizations within particular vertical markets. These markets are characterized by business areas to which Level 8's products are particularly well suited, and businesses that possess the financial resources and scale of operations necessary to support the engagement.

  Level 8 identifies leading organizations in each focus industry and seeks to provide an initial solution that builds on one of Level 8's eBusiness integration software products. After initial success, Level 8 will attempt to sell a broader set of software solutions to the customer. Level 8 intends to target additional industries in which its business area expertise and advanced software technology can be applied.

  An important element of Level 8's sales strategy is to expand its relationships with third parties to increase market awareness and acceptance of Level 8's integration software solutions. As part of these relationships, Level 8 generally provides training and other support necessary to promote the market acceptance of Level 8 products.

  Level 8's current direct sales staff has substantial knowledge of Level 8's products and service offerings as well as general experience in the software industry. As the Company expands its direct sales force, it is recruiting sales people with equivalent general experience in the software industry and successful track records in selling enterprise-class software products.

  Level 8 is organized worldwide into two major geographic divisions for sales of its software products: the Americas and Europe/Asia Pacific. One general manager heads each of these sales divisions. The international territories currently include the United Kingdom, Germany, Scandinavia, Italy, France and Australia. The General Managers' respective operations include sales and consulting services for new and existing customers.

  Approximately $18 million or 35% of Level 8's 1999 revenues were generated from the Americas and approximately $35 million or 65% was generated outside the Americas. The geographic distribution of Level 8's revenues may change in the future.

Marketing

  The target market for Level 8's products and services are Global 5000 companies. The rapid deployment of the Internet and intranet technology is driving companies to find ways to take advantage of these new technologies out of competitive necessity. As a result, information systems departments are compelled by both economic necessity and internal mandates to find ways to leverage their investment in current information technology.

  In addition, the lines between "new" development and what has in the past been considered "maintenance" are blurring. Level 8 believes more and more of the "new" development going forward will be in the area of enhancing the functionality of existing operational systems in an enterprise's current computing infrastructure. This will result in the identification of new and emerging opportunities for enterprise application integration solutions.

  Level 8's marketing staff has an in-depth understanding of the global software marketplace and the needs of customers in that marketplace, as well as experience in all of the key marketing disciplines. The staff also has broad knowledge of Level 8's products and services and how they can meet customer needs.

  Marketing is headed by a senior vice president of worldwide marketing who manages an international staff. Core marketing functions including product management, product marketing, marketing communications, strategic alliances and public, which include investor and industry analysts, relations are handled by the corporate marketing staff. Regional marketing programs are supported by corporate staff as well as by marketing staff based in the Company's European headquarters in the UK, with support from local marketing resources in the regional offices.

  Level 8 utilizes a wide variety of marketing programs that are intended to attract potential customers and to promote Level 8 and its brands. Level 8 uses a mix of market research, analyst updates, seminars, advertising, telemarketing, direct mail, tradeshows, webcasts, speaking engagements, public relations, and website marketing in order to achieve these goals.

  The marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, case studies, articles, brochures and data sheets. Level 8 also intends to implement an alliance cooperative marketing program to support its channel partners with a variety of programs, incentives and support plans.

  Level 8 intends to increase its investment in marketing significantly. Management intends to continue to increase the Company's sales and marketing staff worldwide and significantly increase the marketing budget.

  Level 8 has a key strategic relationship with Microsoft. Microsoft has licensed from Level 8 software originally developed by Level 8 that enables its Windows NT server platforms to integrate with IBM's MQ Series message-oriented middleware, which currently represents a significant share of the worldwide message-oriented middleware market. Microsoft has shipped this software as part of its Windows 2000 operating system and will make it available to its Windows NT server platform customers through its website. Microsoft also currently recommends Geneva Message Queuing as its preferred implementation of the MSMQ functionality on operating systems other than Microsoft Windows.

Research and Product Development

  Level 8 has made substantial investments in research and development. Level 8 conducts research and development to enhance its existing products and to develop new products. Level 8 intends to focus its research and development efforts on integrating and evolving its Geneva product line in such a manner that all products can interact with each other to provide customers a comprehensive enterprise application integration solution. The Company had research and development expense of $6.8 million, $2.8 million, and $1.1 million during 1999, 1998, and 1997, respectively. This resulted in increases in research and development expenses of 145% from 1998 to 1999, and 163% from 1997 to 1998. The increase in 1999 is primarily attributable to the acquisitions of Seer and Template Software and the Company's investments in new products, primarily version 2.0 of Geneva Integration Broker, which was released in the second quarter of 1999 and version 2.0 of Geneva Message Queuing, which was released in the fourth quarter of 1999. This trend is expected to continue with the acquisition of Template and the Company's ongoing efforts to strengthen and evolve its messaging, enterprise application integration and application engineering products.

  The markets for Level 8's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Level 8's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards.

  Level 8 budgets for research and development are based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

  The introduction of new or enhanced products also requires Level 8 to manage the transition from older products in order to minimize disruption in customer ordering patterns, as well as ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that Level 8 will successfully develop, introduce or manage the transition to new products.

  Level 8 has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to Level 8. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect Level 8's results of operations, particularly on a quarterly basis. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Years Ended December 31, 1999, 1998, and 1997-- Research and Development."

Competition

  The eBusiness integration software market includes a large number of participants, is subject to rapid changes, and is highly competitive. These markets are highly fragmented and served by numerous firms, many of which address only their respective local markets. Clients may elect to use their internal information systems resources to satisfy their needs, rather than using those offered by Level 8.

  The rapid growth and long-term potential of the market for enterprise application integration solutions make it attractive to new competition. Many of the Company's comptetitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing, and other resources than the Company. Level 8 believes it offers a broader range of enterprise application integration solutions than its competitors, and therefore generally competes on a product-by-product basis.

Representative Competitors

  . In the Message Queuing market, primary competition comes from IBM with its MQSeries product

  . In the Enterprise Application Integration market, primary competition comes from NEON, Active Software, Tibco, Mercator, IBM and Candle

  . In the Business Process Automation market, primary competition comes from Vitria and IBM

  . In the Application Engineering market primary competition comes from Sterling Software and Platinum Technology

  Level 8 believes that its ability to compete depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with Level 8's products and services, the price at which others offer comparable services and the extent of its competitor's responsiveness to customer needs.

Intellectual Property

  Level 8's success is dependent upon developing, protecting and maintaining its intellectual property assets. Level 8 relies upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect its intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Level 8 has patents with respect to certain of its products. Copyright protection is generally available under United States laws and international treaties for Level 8's software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country.

  Level 8 uses the trademarks "Level 8", "Level 8 Systems", "Level 8 Technologies", "Geneva", "Geneva Integration Suite", "Geneva Message Queuing", "Geneva XIPC", "Geneva Integration Broker", "Geneva Enterprise Integrator", "Geneva Business Process Automator", "Geneva AppBuilder" and "MonitorMQ".

  There can be no assurance that the steps taken by Level 8 will prevent misappropriation of its technology, and such protections do not preclude competitors from developing products with functionality or features similar to Level 8's products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to Level 8's technologies. Any failure by or inability of Level 8 to protect its proprietary technology could have a material adverse effect on Level 8's business, operating results and financial condition.

  Although Level 8 does not believe its products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against Level 8 or its customers in the future. In addition, Level 8 may be required to indemnify its distribution partners and end users for similar claims made against them. Furthermore, Level 8 may initiate claims or litigation against third parties for infringement of Level 8's proprietary rights or to establish the validity of Level 8's proprietary rights. Litigation, either as a plaintiff or defendant, would cause Level 8 to incur substantial costs and divert management resources from productive tasks whether or not said litigation is resolved in Level 8's favor, which could have a material adverse effect on Level 8's business operating results and financial condition.

  As the number of software products in the industry increases and the functionality of these products further overlaps, Level 8 believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming and expensive to defend and could adversely affect Level 8's business, operating results and financial condition.

Employees

  As of February 29, 2000, Level 8 had a total of 470 employees. Of these employees: 120 were engaged in software sales and marketing and technical support; 60 in administration; 115 in research, development and technical support; and 175 in consulting and training.

  Level 8's continued success is dependent on its ability to attract and retain qualified employees. During the second half of 1999, the Company significantly increased its number of employees through the Template acquisition and through internal hiring. Due to the competitiveness in the market for employees, the Company may experience future difficulty in recruiting and retaining staff.

  Level 8 believes that to fully implement its business plan it will be required to enhance its marketing functions by adding additional marketing personnel. In addition, Level 8 believes additional sales executives will be required to support Level 8's sales operations. Although Level 8 believes it will be successful in attracting and retaining qualified employees to fill these positions, no assurance can be given that Level 8 will be successful in attracting and retaining these employees now or in the future.

  Level 8's employees are not represented by a union or a collective bargaining agreement.

Forward Looking and Cautionary Statements

  Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The Company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, the Company's representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the Securities and Exchange Commission and in materials incorporated therein by reference: the Company's future success depends on the market acceptance of the new Geneva Integration Suite; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect the Company's business because its expenses are largely fixed; the Company's quarterly operating results may vary significantly because the Company is not able to accurately predict the amount and timing of individual sales and this may adversely impact the Company's stock price; trends in sales of the Company's products and general economic conditions may affect investors' expectations regarding the Company's financial performance and may adversely affect the Company's stock price; the Company's future results may depend upon the continued growth and business use of the Internet; the Company's government contracts business is subject to a number of risks associated with doing business with the federal government; the Company may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; the Company may not have the ability to recruit, train and retain qualified personnel; the Company may not have the resources to successfully manage the integration of Template; the Company's future results may depend upon the successful integration of future acquisitions; the Company may not have the resources to successfully manage additional growth; rapid technological change could render the Company's products obsolete; if the Company's relationship with Microsoft weakens, it could adversely affect the Company's business; the loss of any one of the Company's major customers could adversely affect the Company's business; the Company's business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on the Company's results of operations; the Company's products may contain undetected software errors, which could adversely affect its business; because the Company's technology is complex, the Company may be exposed to liability claims; year 2000 issues may cause problems with the Company's systems and expose the Company to liability; the failure of the Company to meet product delivery dates could adversely affect its business; the Company may be unable to enforce or defend its ownership and use of proprietary technology; because the Company is a technology company, its common stock may be subject to erratic price fluctuations; and the Company may not have sufficient liquidity and capital resources to meet changing business conditions.

Item 2. Properties.

  The Company's worldwide corporate headquarters is located in approximately 54,000 square feet in Cary, North Carolina pursuant to a lease expiring in 2004. The United States operations groups are based in the Cary office, with field offices in the following locations: Dulles and Arlington, Virginia; Atlanta, Georgia; Boca Raton, Florida; California, Maryland; Chicago, Illinois; Denver, Colorado; New Orleans, Louisiana, and Northtown, Pennsylvania. The foreign operations groups are based in London, England with field offices in the following locations: Sydney, Australia; Copenhagen, Denmark; Manchester, England; Paris, France; Frankfurt, Germany; Milan, Italy; Stockholm and Malmo, Sweden; and Nieuwegein, The Netherlands. The Company also maintains an office in Limerick, Ireland on a set fee arrangement. The research and development and customer support groups are located in New York, New York; Dulles, Virginia; Cary, and London.

  As of December 27, 1999, the Company owns a building in Windsor, England due to the acquisition of Template. The Company is in the process of selling this building.

Item 3. Legal Proceedings.

  In December 1997, Seer , instituted litigation in London, England against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Ltd. ("CBS") concerning a dispute over a license agreement between Seer, CBS and Abbas. These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas and CBS. In July, most of those claims were struck out by the court in London as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.

  During April 1998, the Company sold substantially all assets and operations of its wholly owned subsidiary ProfitKey International, Inc. ("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser has notified the Company that it believes there are substantial adjustments which would require a reduction in the purchase price. The Company and the purchaser pursuant to the terms of the settlement agreement, entered arbitration proceedings to resolve this matter and a discussion from the arbitrator is expected soon. The Company has made a provision for its estimate of the purchase price adjustment and the costs to resolve this matter. Management believes at this time that any additional provision required to ultimately resolve this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company.

  On June 30, 1999, Template, filed a claim with the National Association of Securities Dealers, Inc. for arbitration against Merrill Lynch Pierce Fenner & Smith ("Merrill Lynch") seeking compensatory damages of $950,000, plus attorney's fees and lost income resulting from advice rendered by Merrill Lynch to purchase, and the failure of Merrill Lynch to divest at Template's instruction, a portfolio of zero coupon long-term bonds held by Template. On December 27, 1999, Template Software, Inc. was merged into TSAC, Inc., a wholly owned subsidiary of the Company. Discovery has commenced in the arbitration. TSAC expects that the arbitration will be completed by the end of summer 2000. TSAC cannot at this time predict the outcome of these proceedings. Management does not believe that the results of this arbitration will have a material effect on the financial position, cash flows, or results of operations of TSAC or the Company.

  On July 15, 1999, Template filed an action against Manugistics, Inc. in the United States District Court for the Eastern District of Virginia, seeking compensatory damages of approximately $1.25 million resulting from breach of certain representations contained in a license agreement for Manugistics-developed software. Manugistics filed a counterclaim against the Company, asserting breach of contract, breach of alleged settlement, and wrongful hiring. On October 19, 1999, the Company filed an amended complaint to include two additional claims, fraud in the inducement and constructive fraud, seeking additional damages of $2 million. Subsequent to December 31, 1999, the Company settled this litigation.

  From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. Submission Of Matters To A Vote Of Security Holders.

  The following matters were submitted to the Company's shareholders for a vote at a special meeting of shareholders held on December 24, 1999:

  To approve the issuance of shares of Level 8 common stock in accordance with the merger agreement between Template Software, Inc. and TSAC, Inc., a wholly owned subsidiary of the Company.

For: 6,618,229
Against: 1,100
Abstain: 1,370
Broker non-votes: 1,890,106

  To consider and vote upon an amendment to the Company's 1997 Stock Option Plan increasing the number of shares of Level 8 common stock subject to awards thereunder from 2,600,000 to 4,000,000.

For: 6,346,629
Against: 273,105
Abstain: 2,965
Broker non-votes: 1,890,106

  There were 8,909,572 voting shares outstanding on November 15, 1999, the date of record.

                                    PART II

Item 5. Market For Registrant's Common Stock and Related Shareholder Matters.

  During fiscal years 1998 and 1999, the common stock of the Company was traded on the Nasdaq Stock Market under the symbol "LVEL." The Company has never declared or paid any cash dividends on its Common Stock. The Company anticipates that all of its earnings will be retained for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The Company's credit agreements require the Company to obtain approval from its lenders prior to declaration or payment of any cash dividends on its common stock. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 1998 and 1999.

                                                      1998            1999
                                                 --------------- ---------------
   Quarter                                        High     Low    High     Low
   -------                                       ------- ------- ------- -------
   First........................................ $16.313 $10.375 $16.250 $ 7.625
   Second....................................... $14.000 $ 8.375 $13.125 $ 7.938
   Third........................................ $11.000 $ 6.563 $14.000 $ 9.375
   Fourth....................................... $ 9.875 $ 5.000 $46.438 $11.500

  The closing price of the common stock on December 31, 1999 was $34.563 per share. As of February 25, 1999, the Company had 127 registered shareholders of record.

Item 6. Selected Financial Data.

  The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

  For 1999, the following data includes the Company, Level 8 Technologies, Seer and Template since its acquisition on December 27, 1998. For 1998, the following data includes the Company, Level 8 Technologies and Momentum since its acquisition on March 26, 1998. For 1997, the following data includes the Company, ASU, and Level 8 Technologies. For 1996, the following data includes the Company, ASU, and Level 8 Technologies. For 1995, the following data includes the Company for the full year and Level 8 Technologies since its acquisition on April 1, 1995.

                                          Year Ended December 31,
                                   (in thousands, except per share data)
                                ----------------------------------------------
                                 1995      1996      1997     1998      1999
                                -------  --------  -------- --------  --------
SELECTED STATEMENT OF
 OPERATIONS DATA
Revenue.......................  $ 3,012  $  7,272  $ 14,680 $ 10,685  $ 52,920
Net income (loss) from
 continuing operations........     (429)     (845)    1,036  (23,688)  (15,477)
Net income (loss) from
 continuing operations per
 common and common equivalent
 share--basic.................     (.10)     (.14)      .16    (3.14)    (1.78)
Net income (loss) from
 continuing operations per
 common and common share--
 diluted......................     (.10)     (.14)      .14    (3.14)    (1.78)
Weighted average common and
 common equivalent shares
 outstanding--basic...........    4,314     6,076     6,992    7,552     8,918
Weighted average common and
 common equivalent shares
 outstanding--diluted.........    4,314     6,076     7,561    7,552     8,918
                                              At December 31,
                                ----------------------------------------------
                                 1995      1996      1997     1998      1999
                                -------  --------  -------- --------  --------
SELECTED STATEMENT OF
 OPERATIONS DATA
Working capital (deficiency)..  $ 4,103  $ 11,007  $ 15,826 ($19,554)    1,464
Total assets..................   15,059    20,787    23,482   70,770   133,581
Long-term debt, net of current
 maturities...................       43        23        16    1,541    22,202
Loans from related companies,
 net of current maturities....      454       331       202   12,519     4,000
Stockholders' equity..........   11,499    18,300    20,371    8,892    72,221

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information and Recent Developments

  Level 8 specializes in delivering software solutions that help companies integrate new and existing computer applications and extend these applications to the Internet to support eBusiness and eCommerce. This specialization is called enterprise application integration or "EAI." Level 8's products and services are designed to enable organizations to address business process automation and application integration in a simple and cost effective way. Level 8 provides customers with software to link their critical business applications internally across the enterprise and externally with strategic business-to-business partners and business-to-business consumers via the Internet.

  Level 8 offers a suite of products for eBusiness and eCommerce under the Geneva brand name. The Geneva Integration Suite has six core components which, together, provide the most complete suite of integration software products available for eBusiness integration. These components include Geneva Enterprise Integrator (formerly Enterprise Integration Template), Geneva Business Process Automator (formerly Business Process Template), Geneva Integration Broker (formerly Geneva Integrator), Geneva Message Queuing, Geneva AppBuilder, and Geneva XIPC (formerly XIPC).

  In addition to these products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading enterprise application integration solutions. Level 8's worldwide consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Level 8 offers consulting services around its products for eBusiness and eCommerce enablement. These services include project management, application and platform integration, application design and development, and application renewal along with expertise in a wide variety of development environments and programming languages.

  During April 1999, the Company completed its acquisition of Seer Technologies, Inc. ("Seer"). The Company purchased the remaining minority interest in Seer, for $0.35 per share of the outstanding common stock in cash. The total purchase price for the remaining 31% of Seer was $1.7 million. As a result of the completion of acquisition, Seer became a wholly owned subsidiary of the Company.

  In December 1999, the Company acquired Template for approximately $64 million in cash and stock. Level 8's management team identified Template as a provider of technologies that enables Level 8 to be one of the first to market with a comprehensive product portfolio representing the next generation of EAI solutions for eBusiness. As part of the Template transaction, the Company obtained an additional $10 million in financing in the form of a 17 month term loan. The financing was guaranteed by Liraz Systems, Ltd. ("Liraz"), the Company's principal stockholder, in return for 60,000 shares of the Company's common stock. The number of shares of common stock provided in exchange for the guarantee, was determined by the independent directors of the Company based on market conditions and the Company's anticipated financing needs at closing. The commitment provides for an interest rate equal to the London InterBank Offered Rate plus 1% annually.

  This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources, Year 2000 issues and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See "Item 1. Business--Forward Looking and Cautionary Statements."

Results Of Operations

  The Company's results of operations include the operations of the Company and its subsidiaries. Operations for the subsidiaries acquired during 1999 and 1998 are included from the date of acquisition. Accordingly, the 1999 and 1998 results of operations include the operations of Template, Seer, and Momentum since December 27, 1999, December 31, 1998, and March 26, 1998, respectively.

  The 1998 results of operations do not reflect any of Seer's operations since the Company's 69% interest in Seer was not acquired until December 31, 1998. The shareholders of the remaining 31% of the outstanding voting stock were considered to have shared in the losses of Seer only for their proportionate share of Seer's net assets. No minority interest for Seer is reflected in the Company's consolidated balance sheet at December 31, 1998 because Seer had net liabilities of $25 million at December 31, 1998. As of December 31, 1998, the Company has only recorded 69% of the value of the Company's intangible assets, including the value of in-process technology, which has been written off. On April 15, 1999, the Company completed a tender offer for the remaining 31% of Seer and recorded the remainder of the intangible assets, including an additional write-off of in-process technology. Until the completion of the tender offer, the Company reported only 69% of any net earnings and 100% of any net losses of Seer.

  Except as otherwise indicated, the discussion below relates to the actual results of operations without giving pro forma effect to the acquisitions and dispositions in 1998. Pro forma combined data assumes the acquisition of Momentum and Seer had each occurred as of January 1, 1998 and does not purport to be indicative of the results which would have actually been obtained had the transactions taken place as of such date or of future results of operations. The acquisitions made in 1998 make it difficult to compare the actual results of operations for the periods presented. A discussion of 1999 to 1998 comparative results of operations on a pro forma combined basis has been included below where considered meaningful for an understanding of the Company's results of operations for the 1999 periods. However, pro forma combined results reflect the operations of Level 8, Momentum, and Seer on a separate basis without consideration for any synergies obtained through the integration of the companies' operations. The operations of Template did not have a material effect on the 1999 results; therefore, Template is not included in the pro forma comparisons.

  The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue.

                                                             Year Ended
                                                            December 31,
                                                         ----------------------
                                                         1999     1998    1997
                                                         -----   ------   -----
Revenue:
  Software..............................................  30.3 %   14.5 %  29.7%
  Maintenance...........................................  28.3 %   10.2 %   0.2%
  Services..............................................  41.4 %   75.3 %  70.1%
                                                         -----   ------   -----
    Total............................................... 100.0 %  100.0 % 100.0%
Cost of revenue:
  Software..............................................   8.0 %   19.3 %  17.4%
  Maintenance...........................................  10.2 %    4.5 %   0.1%
  Services..............................................  36.4 %   54.1 %  34.2%
                                                         -----   ------   -----
    Total...............................................  54.6 %   77.9 %  51.7%
Gross profit............................................  45.4 %   22.1 %  48.3%
Operating expenses:
  Sales and marketing...................................  22.7 %   22.3 %  10.4%
  Research and product development......................  12.8 %   26.0 %   7.2%
  General and administrative............................  12.9 %   60.3 %  20.0%
  Amortization of goodwill and intangibles..............  13.2 %   18.1 %   2.9%
  Write-off of in-process research and development......   5.6 %   55.1 %   --
  Write-off of goodwill.................................   --      43.1 %   --
  Restructuring charges.................................   0.7 %   14.4 %   --
                                                         -----   ------   -----
    Total...............................................  67.9 %  239.3 %  40.5%
  Income (loss) from Operations......................... (22.5)% (217.2)%   7.8%
  Other income (expense), net...........................  (5.4)%   (0.8)%   3.0%
                                                         -----   ------   -----
  Income (loss) before taxes............................ (27.9)% (218.0)%  10.8%
  Income tax provision..................................   1.4 %    3.8 %   3.8%
                                                         -----   ------   -----
  Net income (loss) from continuing operations.......... (29.3)% (221.8)%   7.0%
                                                         =====   ======   =====

  The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                                         1999     1998    1997
                                                         -----   ------   -----
United States...........................................    33%      99%     99%
Europe..................................................    58%     --      --
Asia Pacific............................................     7%     --      --
Other...................................................     2%       1%      1%
                                                         -----   ------   -----
    Total...............................................   100%     100%    100%
                                                         =====   ======   =====

Years Ended December 31, 1999, 1998, and 1997

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

  The Company's revenues vary from quarter to quarter, with the largest portion of revenue typically recognized in the last month of each quarter. The Company believes that these patterns are attributable to the budgeting and purchasing cycles of customers and also, the Company's sales commission policies, which compensate sales personnel for meeting or exceeding quarterly quotas. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of recognition revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.

  Total revenues increased 395% from 1998 to 1999 and decreased 27% from 1997 to 1998. Total revenues increased significantly from 1998 to 1999 primarily due to the acquisitions of Momentum and Seer during 1998 and increased sales of software products. The decrease from 1997 to 1998 was primarily attributable to a decrease in software products revenue, along with a reduction in services revenue. The gross margins were 45%, 22%, and 48% for 1999, 1998, and 1997, respectively.

  On a pro forma combined basis, total revenues for 1998 were $67.2 million. The $14.3 million decline in revenue on a pro forma combined basis is primarily due to a decline in the number of former Seer consulting resources employed in 1999 compared to 1998. The gross margin for 1998 on a pro forma combined basis was approximately 23%.

  Software Products. Software products revenue increased 933% in 1999 in comparison to 1998 and decreased 64% from 1997 to 1998. The significant increase from 1998 to 1999 is primarily due to the sales of products acquired from Seer in 1998 coupled with sales of the Company's new Geneva Integration Broker product (formerly Geneva Integrator).

  During 1997, the Company's product sales were primarily resales of IBM's MQ Series licenses. During 1998, the Company's software sales were primarily resales of IBM's MQ Series licenses and sales of Geneva Message Queing (formerly FalconMQ) and Geneva XIPC (formerly XIPC) messaging products. The decrease in software revenue from 1997 to 1998 is the result of the Company's shift in strategic direction primarily relating to the Company's dispositions and acquisitions in 1998, as well as reduced emphasis on resales of IBM's MQ Series licenses in favor of the Company's messaging products developed by the Company.

  Through its acquisitions in 1998, the Company acquired Momentum's XIPC messaging product and Seer's HPS products, now known as Geneva AppBuilder, which is used for application engineering. As discussed above, the Company began selling Geneva Integration Broker, an EAI solution, during the second quarter of 1999. Additionally, with the acquisition of Template, the Company added their products to its offering and recorded initial sales of Template's former Enterprise Integration Template and Business Process Template products in the fourth quarter of 1999.

  Software products revenue has continued to grow as a percentage of total revenue, reflecting the Company's emphasis on expanding product sales. Management believes software products revenue will continue to increase over the next several quarters.

  The gross margin on software products was 74%, (33)%, and 41% for the 1999, 1998, and 1997 fiscal periods, respectively. The improvement in gross margins from 1998 to 1999 was due to the significant increase in software products revenue. Cost of software is composed primarily of amortization of capitalized software and royalties to third parties for the Company's Geneva Message Queuing product and to a lesser extent production and distribution costs. This increase in cost of software was primarily due to amortization of capitalized software from Momentum's and Seer's developed technology, which was valued as part of the purchase accounting for these business combinations, and royalties which are principally for technology acquired in 1998 from Liraz, the Company's principal shareholder. The decrease in gross margins between 1997 and 1998 is the effect of increased amortization costs, lower software product revenues, royalties to Liraz under the joint development agreement, and a write-off of approximately $.3 million of capitalized technology costs. Software amortization will increase in 2000 due to the $12.2 million of developed technology acquired in the Template acquisition resulting in approximately $.5 million per quarter.

  Services. Services revenue increased 172% from 1998 to 1999 and decreased by 22% from 1997 to 1998. Services gross margins were 12%, 28%, and 51% for 1999, 1998, and 1997 respectively. Cost of services primarily includes personnel and travel costs related to the delivery of services.

  The increase in services revenue from 1998 to 1999 was primarily a result of the Seer acquisition, which resulted in adding an average of 115 consultants during 1999. Changes in the composition of the Company's services revenue have caused margins to decline in 1999, since the Geneva AppBuilder-related services have historically generated lower margins than the Company's other service offerings. The Company is seeking to improve its consulting margins through improvement in the utilization of its consultants and attempting to provide higher margin services for the Company's Geneva Integration Broker, Geneva Message Queuing, and recently acquired Template products.

  The services revenue decline from 1997 to 1998 was primarily attributable to the decline in software products revenue and the resultant decline in utilization of billable services. The decline in software products revenue impacted services revenue as there were fewer new customers than in the prior year, reducing the base of the customers utilizing the Company's consulting and training services as part of an overall technology solution purchase. Gross margins decreased in 1998 in relation to 1997 due to lower than normal billable utilization of consultants caused by project delays.

  On a pro forma combined basis, services revenue for 1998 was $47 million. The decrease from 1998 to 1999 is chiefly due to a decline in the amount of Geneva AppBuilder related services provided, due to the low level of software products sold by Seer in the year preceding the acquisition, as well as a decline in the number of consulting personnel on a pro forma basis.

  Maintenance. Maintenance revenue increased significantly from 1998 to 1999 primarily due to the addition of Geneva AppBuilder to the Company's products, which has historically had a significant revenue stream from maintenance. The increase from 1997 to 1998 is primarily due to the addition of the Geneva XIPC product acquired from Momentum. Prior to the Momentum acquisition, the Company did not have a significant amount of maintenance revenue as its primary source of license revenue was from reselling IBM's MQ Series licenses. On a pro forma combined basis, maintenance revenue for 1998 was $14.4 million, which is relatively consistent with 1999.

  Gross margins on maintenance were 64%, 56%, and 47% for 1999, 1998, and 1997, respectively. Cost of maintenance is comprised of personnel costs and related overhead, and beginning in 1999 includes the cost of third-party contracts for the maintenance and support of the Company's Geneva AppBuilder products. The increase in gross margins is primarily due to the addition of the Geneva AppBuilder and Geneva XIPC to the Company's products from which the Company has created additional economies of scale in 1999.

  Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as analyst subscriptions, trade show participation, and other promotional expenses. Sales and marketing expenses increased fourfold from 1998 to 1999 and 57% from 1997 to 1998 due to an increase in the size of the Company's sales force, both through acquisition and recruiting. During 1999, the number of sales and marketing personnel doubled from the beginning of the year to the end. This increase in personnel is due to the reorganization of the Company's sales and promotional activities to correspond with its new product strategy, as well as the Company's expansion into the global marketplace with the acquisitions of Seer and Template. The Company intends to continue to increase its spending in the sales and marketing area in an effort to increase software products revenue through heightened market awareness and improved acceptance of its products and expanding its indirect distribution network.

  Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel. Research and development expense increased 145% from 1998 to 1999 and 163% from 1997 to 1998. The increases in 1998 and 1999 are a result of the Company's investment in new products, primarily Geneva Integration Broker, which was released in the second quarter of 1999 and Version 2.0 of Geneva Message Queuing which was released in the fourth quarter of 1999. The expense increase in 1999 is also attributable to the acquisition of Seer and the personnel added to this area of the Company as a result of the acquisition. Management expects this trend to continue and has increased the number of personnel by approximately 50% with the acquisition of Template, as the Company's continues to more tightly integrate its products and attempts to strengthen its position in the EAI marketplace.

  General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, and administrative staff and related overhead and non-allocable corporate costs of operating the Company. General and administrative expenses increased 6% from 1998 to 1999 and 118% from 1997 to 1998. These expenses decreased as a percentage of revenue for 1999 due to synergies obtained through the integration of Seer and management's focus to bring general and administrative expenses to a more reasonable level in relation to revenue.

  Amortization of Goodwill and Other Intangible Assets. Amortization of intangible assets, primarily goodwill, was $7 million, $1.9 million, and $.4 million for 1999, 1998, and 1997, respectively. The amortization of goodwill in 1997 was related to the purchase of Level 8 Technologies in April 1995. The amortization of goodwill in 1998 was related to the purchase of Level 8 Technologies and beginning in the second quarter included amortization related to the purchase of Momentum in March, 1998. In 1999, amortization of intangible assets also includes the amortization of goodwill and other intangible assets related to the purchase of Seer. Due to the acquisition of Template, the Company will incur approximately $1.8 million per quarter in additional amortization expense beginning in the first quarter of 2000.

  Purchased Research and Development. Based on the results of third-party appraisals, the Company recorded charges in 1998 of $1.2 million in the first quarter and $4.7 million in the fourth quarter in order to expense purchased in-process research and development costs related to the acquisition of Momentum and Seer, respectively. As a result of completing the acquisition of the remaining 31% of Seer, the Company recorded a charge of $.7 million for in-process research and development costs in the second quarter of 1999. As part of the acquisition of Template, the Company recorded a charge to expense in-process research and development costs related to the acquisition of Template in the amount of $2.2 million.

  For all in-process research and development charges recorded in 1998 and 1999, it was determined that the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. The value of the in-process projects was adjusted to reflect the relative value and contribution of the acquired research and development. In doing so, management gave consideration to the stage of completion, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The value assigned to purchased in-process technology was based on key assumptions, including revenue growth rates for each technology considering, among other things, current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products.

  Other charges. As a result of the acquisitions of Template, Momentum, and Seer, the Company recorded several charges. In 1998, as a consequence of the Company's transition to an enterprise application integration solutions provider, the Company abandoned certain planned development efforts for products acquired in the Momentum transaction and reassessed the remaining undiscounted projected cash flows related to the identifiable and unidentifiable intangible assets acquired from Momentum. It was concluded that, with the principal exception of the Momentum technology utilized in the Level 8's product suite and the Geneva XIPC products, the goodwill and intangible acquired in the Momentum transaction should be written off. Accordingly, during the fourth quarter of 1998, the Company adjusted the carrying value of its identifiable and unidentifiable assets to their fair value of $32.2 million, resulting in a non-cash impairment loss of $4.6 million.

  During the fourth quarter of 1999, the Company reorganized its existing operations due to its acquisition of Template. The Company's restructuring, included a management change in its development and operations areas, the abandonment of certain leased facilities, and the closure of its French subsidiary. The Company recorded a restructuring charge of $.55 million, which consisted of approximately $.28 million in costs associated with improving leased space to be subleased, approximately $.23 million in personnel-related charges, and approximately $.04 million in professional fees to close its French subsidiary. Through December 31, 1999, the Company had not paid any cash related to these restructuring charges.

  At December 31, 1999, the Company revised its estimate of the 1998 restructuring charge by reducing it by $.16 million based on a review of the costs paid through December 31, 1999 and the remaining estimated costs. The change in estimate is reflected in the 1999 Consolidated Statement of Operations as a reduction of the restructuring charge for 1999.

  During the fourth quarter of 1998, the Company reorganized its existing operations due to its acquisition of Seer. The restructuring included a staff reduction in its development and administrative areas of 20% (15 employees), the abandonment of certain leased facilities, and the write-down to fair value of certain capitalized software costs for product lines which were being discontinued. The Company recorded a restructuring charge of approximately $1.54 million, which consisted of approximately $.71 million in personnel-related charges, approximately $.29 million in costs associated with carrying vacated space until the lease expiration date, approximately $.19 million of property and equipment related charges, approximately $.24 million in write-down of capitalized software costs, approximately $.1 million in professional fees related to the restructuring, and approximately $.01 million for other charges. Through December 31, 1999, the Company has paid approximately $.86 million in cash related to the restructuring.

  The Company believes the accrued restructuring cost of $.63 million at December 31, 1999 represents its remaining cash obligations for the restructuring charges included above.

  Provision for Income Taxes. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net losses incurred during 1999 and 1998. The provision for income taxes in 1997, was approximately 35% due to income from operations. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

  Discontinued Operations. The loss on disposal of ProfitKey during 1998 was approximately $1.2 million. The loss on discontinued operations related to ProfitKey was $.14 million for 1998.

  Impact Of Inflation. Inflation has not had a significant effect on the Company's operating results during the periods presented.

Liquidity and Capital Resources

  Cash and cash equivalents increased $3.7 million during 1997 to $7.0 million at year end. The increase was due primarily to the Company's redemption of investments in marketable securities offset by a $1.7 million investment for capitalized software development costs and equipment, and a $.9 million use of cash in investing activities by the Company's discontinued operations. The Company funded its operations in 1997 with cash remaining from the $9.1 million in net proceeds from its 1996 offering.

  During 1998, cash and cash equivalents decreased by $1 million to $6 million at year end. The decrease in cash was due to the purchase of $.9 million in equipment, spending of $1.2 million for capitalized software development costs, and debt service of $1.5 million. This decrease was offset by $1.7 million of cash provided by operations, $.5 million from the sale of ProfitKey, and $.4 million of net cash acquired from acquisitions. Additionally, the Company borrowed $12 million from Liraz which was used to pay down Seer's bank debt on December 31, 1998.

  During 1999, cash and cash equivalents increased by $.4 million to $6.5 million at year end. The increase in cash is due to cash provided by financing activities, including $19.2 million in net proceeds from issuance of shares of preferred stock and $17.3 million in proceeds from the issuance of shares of common stock due to the exercise of stock options and warrants. These financing inflows, combined with approximately $16.7 million of additional borrowings, were used to retire $12.6 million of debt obligations, fund additional acquisition activity, and fund the $12.9 million net cash used in operations.

  On December 27, 1999, the Company acquired all of the outstanding common stock of Template for a combination of stock and cash. Purchase consideration was $21.6 million in cash. The Company partially funded this acquisition with a $10 million term loan from a commercial bank, which was guaranteed by the Company's principal shareholder in exchange for 60,000 shares of common stock. The term loan is due on May 31, 2001 and has an interest rate of LIBOR plus 1%, approximately 7.2% at December 31, 1999.

  In June 1999, the Company agreed to sell 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock, for $21 million, convertible into an aggregate of 2,100,000 shares of the Company's common stock. During the second quarter, the Company used $4 million to pay down the Credit Facility. During the third quarter, the Company paid down $8 million of the $12 million loan from Liraz.

  Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly. The Series A Preferred Stock may be redeemed at the option of the Company at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $20 per share. In the event the Company breaches its obligations to pay dividends when due or issue common stock upon conversion, or the Company's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $21 million financing, the Company also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share. These warrants are callable by the Company on the same terms as the preferred stock, which is outlined above. Investors in the Series A Preferred Stock and warrants include Advanced Systems Europe B.V., which purchased $10 million of Series A Preferred Stock and warrants in the transaction, and is a subsidiary of Liraz Systems, Ltd., Level 8's the Company's principal stockholder.

  Subsequent to the issuance of the Series A Preferred Stock, shareholders have exercised warrants resulting in the issuance of approximately 1.26 million shares of the Company's common stock and resulting in net proceeds of approximately $12.6 million.

  On April 15, 1999, the Company acquired the remaining 31% minority interest in Seer, through a tender offer and merger for approximately $1.7 million in cash.

  During the fourth quarter of 1998, the Company issued $3 million in notes to the sellers of Momentum as additional consideration, as provided for in the purchase agreement. These notes bear interest at 10% per year retroactive to the Momentum acquisition date of March 26, 1998, payable in four equal installments plus interest on December 1, 1998, November 26, 1999, November 20, 2000, and November 15, 2001. There are no financial covenants in these notes. As of December 31, 1999 $2.25 million was outstanding. Subsequent to December 31, 1999, the Company offered to exchange notes held by former Momentum stockholders for shares of the Company's common stock based on the average market price of the common stock for a set period prior to the date of offer acceptance. The Company converted $1.9 million of the Momentum notes to common stock in the first quarter of 2000.

  In addition to the debt obligations related to its acquisitions activity, the Company uses an asset-based lending arrangement to finance working capital needs from operations, if necessary. As of December 31, 1999, the Company had outstanding borrowings of $15 million under a credit facility with a commercial bank shared between the Company and it's wholly-owned subsidiary, Seer, (the "Credit Facility") at an interest rate of 10.5%. The Credit Facility was amended and currently provides for borrowings up to the lesser of $25 million or the sum of 80% of eligible receivables and a $10 million term loan payable on December 31, 2001. The receivables-based borrowings under the Credit Facility are due on demand. The Credit Facility bears interest at the prime rate plus 2% per annum and has no financial covenant provisions. The receivables based borrowing instrument terminates on September 1, 2000; however, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Credit Facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property. All debt payable to Liraz and other lenders is subordinate in right of payment to the Credit Facility.

  As of December 31, 1999, the Company did not have any material commitments for capital expenditures. Future maturities on the Company's outstanding debt at December 31, 1999 include $5.9 million in 2000 and $26.2 million in 2001. Of such amounts, $.5 million in 2000 and $4 million in 2001 are due to Liraz, the Company's principal shareholder.

  During 1999, the Company had EBITDA, exclusive of acquisition related charges, of $3.1 million and incurred a net loss of $15.5 million. The Company has working capital of $1.5 million and an accumulated deficit of $41.1 million at December 31, 1999. The Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the Credit Facility will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations. The Company may also explore additional debt or equity financing to expand its operations and take advantage of market opportunities.

Year 2000

  The Company was aware of the issues associated with the programming code in existing computer systems as the Year 2000 approached. The "Year 2000 Problem" was perceived to be pervasive and complex as virtually every computer operation was affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems would properly recognize date sensitive information when the year changed to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

  To date, the Company has not suffered any disruptions in its computer systems or software when the expanded date code field was first used on January 1, 2000. In addition, to date, the Company has not been made aware that any third-party systems relied on by the Company, the manufacturing systems of its vendors or the systems its customers use to order its services have suffered disruptions in their systems.

  Although the costs of the steps to achieve Year 2000 compliance were not separately tracked, management believes the costs specifically incurred to obtain Year 2000 compliance were not material. At this time, the Company does not expect to incur future material expenditures relating to Year 2000 compliance matters.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  Approximately 67% of the Company's 1999 revenues were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to shareholders' equity.

  Based upon the foregoing, the Company began hedging its foreign currency receivables in the third quarter of 1999 in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. Information regarding the Company's foreign currency forward exchange contracts is set forth in Note 13 of Item 14(a)(1) of this Form 10-K and is incorporated herein by reference.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

  The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors--Director Compensation" and "--Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

  The information required by this item is incorporated by reference to information to be included under the caption, "Certain Relationships and Related Party Transactions" and "Election of Directors--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) The following documents are filed as part of this Report:

    1.Financial Statements:

      The Company's financial statements were previously filed with a Form 8-K on March 17, 2000. The Company is including the same financial statements within this Form 10-K for the readers' convenience.

      The following financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

      Reports of Independent Certified Public Accountants

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

    2.Financial Statement Schedules:

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

  2.1 Agreement and Plan of Reorganization by and among Level 8, Middleware Acquisition Corporation, Momentum Software Corporation, and Robert Brill, Bruns Grayson and Hubertus Vandervoort, as Trustees of the Momentum Liquidating Trust, on Behalf of the Securityholders of Momentum Software Corporation dated February 27, 1998 (filed as exhibit 10.42 to Level 8's Annual Report on Form 10-K February 27, 1998 (filed as exhibit 10.42 to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 31, 1998, File No. 000-26392).

  2.2 Agreement dated November 23, 1998 among Level 8 and Welsh, Carson, Anderson & Stowe VI L.P. ("WCAS") and related parties (the "WCAS Parties") named therein relating to the acquisition of capital stock of Seer Technologies, Inc. by the Company (filed as exhibit 2.1 to the Seer Technologies, Inc. Annual Report on Form 10-K405 for the fiscal year ended September 30, 1998, filed January 12, 1999, File No. 000-26194).

  2.2A Amendment No. 1 to the Agreement dated November 23, 1998 among the
       Level 8 and WCAS and the WCAS Parties relating to the acquisition of capital stock of Seer (filed as exhibit (c)(2) to Seer Technologies, Inc.'s Schedule 13e-3 filed on April 8, 1999, File No. 005-54373).

  2.3 Agreement and Plan of Merger providing for the reincorporation of Level 8 Systems under Delaware Law (filed as Appendix A (page 48) to Level 8's definitive proxy statement for its 1999 annual meeting filed on Form DEF 14A, filed April 30, 1999, File No. 000-26392).

  2.4 Agreement and Plan of Merger, dated as of October 19, 1999, by and among Level 8 Systems, Inc., TSAC, Inc., and Template Software, Inc. (filed as exhibit 2.1 to Level 8's Report on Form 8-K, filed November 5, 1999, File No. 000-26392 (exhibits and schedules 15 omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)).

  3.1 Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation (filed as Annex B to Level 8's definitive proxy statement for its 1999 annual meeting filed on Form DEF 14A, filed April 30, 1999, File No. 000-26392).

  3.2 Bylaws of Level 8 Systems, Inc., a Delaware corporation (filed as Annex C to Level 8's definitive proxy statement for its 1999 annual meeting filed on Form DEF 14A, filed April 30, 1999, File No. 000-26392).

  3.3 Certificate of Designation relating to Series A 4% Convertible Redeemable Preferred Stock (filed as exhibit 3.3 Level 8's Form 8-K filed July 23, 1999, File No. 000-26392).

  4.1 Warrant to Purchase Common Stock, dated September 1, 1998, between Template Software, Inc. and Eagle Eye Technologies, Inc. (filed as
       Exhibit 10.26 to Template Software, Inc.'s Quarterly Report on Form 10-Q for the period ended August 31, 1998, File No. 000-21921).

  4.2 Form of Warrant Agreement, between the Company and Hampshire Securities Corporation for 135,000 shares of common stock (filed as exhibit 10.27 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

  4.3 Form of Warrants issued June 29, 1999 in connection with the sale of Series A 4% Convertible Redeemable Preferred Stock (filed as exhibit
       10.2 to Level 8's Form 8-K filed July 23, 1999, File No. 0-26392).

  4.4 Form of Warrant(s) representing the 250,000 Level 8 warrants issued to the WCAS Parties (filed as exhibit 8.2(A) to the Seer
       Technologies, Inc. Annual Report on Form 10-K for the year ended September 30, 1998, filed on January 12, 1999, File No. 000-26194).

  4.5 Registration Rights Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the investors named on the signature pages thereof (filed as exhibit 10.3 to Level 8's Form 8-K filed July 23, 1999, File No. 0-26392).

  4.6 Registration Rights Agreement, dated June 13, 1995, between the Company and Liraz (filed as exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

  9.1 Stockholders Agreement by and among Level 8 Systems, Inc., Template Software, Inc., and various stockholders of Level 8 and Template (filed as exhibit 10.1 to Level 8's Report on Form 8-K filed November 5, 1999, File No. 000-26392).

  10.1 Level 8's February 2, 1995 Non-Qualified Option Plan (filed as exhibit 10.1 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).*

  10.2 Template Software, Inc. 1992 Non-Statutory Stock Option Plan. (filed as an exhibit to Template Software, Inc.'s Registration Statement on Form S-1, filed on November 27, 1996, File No. 333-17063).

  10.3 Template Software, Inc. 1992 Incentive Stock Option Plan (filed as an exhibit to Template Software, Inc.'s Registration Statement on Form S-1, filed on November 27, 1996, File No. 333-17063).

  10.4 Template Software, Inc. 1996 Equity Incentive Plan, as amended (filed as an exhibit to Template Software, Inc.'s Registration Statement on Form S-8, filed May 8, 1998, File No. 333-52241).

10.5 Form of Consultant's Non Competition, Confidentiality and Invention Assignment (filed as exhibit 10-7 to Seer's Registration Statement No. 33-92050 on Form S-1 and incorporated herein by reference).

10.6 Employment Agreement between Steven Dmiszewicki and the Company dated December 4, 1998 (filed as exhibit 10.19 to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).*

10.7 Amended and Restated Employment Agreement, effective November 8, 1996, between Level 8 Technologies, Inc. ("Level 8 Technologies") and Samuel Somech (filed as exhibit 10.12 to Registration Statement No. 33-92230 on Form S-1/A).*

10.7A Amendment dated February 26, 1999 to the Employment Agreement between the Company and Samuel Somech dated November 8, 1996 (filed as exhibit 10.2A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).*

10.8 Employment Agreement, dated as of April 30, 1999, between Template Software, Inc. and E. Linwood Pearce (filed as exhibit 10.2 to Template Software, Inc.'s Form 10-Q for the period ending March 31, 1999, filed May 14, 1999).

10.9 License Agreement, dated as of December 17, 1998, between BULL and Template Software, Inc. (filed as exhibit 10.31 to Template Software, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 26392).

10.10 Development Agreement dated July 17, 1995 between Microsoft Corporation and the Company (filed as exhibit 10.38 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

10.11 Development Agreement dated December 19, 1995 between Liraz and the Company (filed as exhibit 10.38 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

10.11A Amendment No. 1 to the Development Agreement dated December 15, 1995 between Liraz and the Company (filed as exhibit 10.14A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).

10.12 Agreement, dated June 13, 1995, between the Company and Liraz (filed as exhibit 10.23 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

10.13 Sales and Purchase Agreement, dated April, 1997, between Template Software (UK) Limited and British American Financial Services IT & Group Services Limited (filed as an exhibit to Template Software, Inc.'s Quarterly Report on Form 10-Q for the period ended May 31, 1997, File No. 0-21921).

10.14 Agreement, dated March 30, 1999, by and between Template Software, Inc. and PCS Precise Connectivity Solutions Ltd. (filed as exhibit
       10.2 to Template Software, Inc.'s Form 10-Q for the period ending March 31, 1999, filed May 14, 1999).

10.15 Agreement NMA201-98-C-0089, dated September 30, 1998, Modification PZ0001, dated November 30, 1998 and Modification PZ0002 dated December 31, 1998, by and between Template Software, Inc. and National Imagery and Mapping Agency (filed as exhibit 10.1 to Template Software, Inc.'s Form 10-Q for the period ending June 30, 1999, filed August 16, 1999).

10.16 Lease Agreement for Cary, N.C. offices, dated March 31, 1997, between Seer Technologies, Inc. and Regency Park Corporation (filed as exhibit
       10.47 to Seer Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1997, File No. 000-26194).

10.16A Addendum #1 to the Lease Agreement for Cary, N.C. offices, dated July 6,
       1998 (filed as exhibit 10.58 to Seer Technology Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 000-26194).

10.16B Amendment to Lease Agreement for Cary, N.C. offices, dated January 21,
       1999 (filed as exhibit 10.21A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).

10.17 Office Lease Agreement, dated April 25, 1996, between Template Software, Inc. and Vintage Park Two Limited Partnership (filed as an exhibit to Template Software, Inc.'s Registration Statement on Form S-1, filed November 27, 1996, File No. 333-17063).

10.17A Amendment to Office Lease Agreement, dated August 18, 1997, between
       Template Software, Inc. and Vintage Park Two Limited Partnership (filed as an exhibit to Template Software, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, dated March 2, 1998, File No. 000-21921).

10.18 Lease Agreement, dated December 25, 1992, between Seer Technologies, Inc. and Capital & Counties (London, England) (filed as exhibit 10.22 to Seer Technologies, Inc.'s Registration Statement on Form S-1, file No. 33-92050).

10.19 Credit Agreement between Seer and Greyrock Business Credit, dated March 26, 1997 (filed as exhibit 10.46 to Seer Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 000-26194).

10.19A Amendment to Credit Agreement between Seer and Greyrock Business Credit, dated May 5, 1998 (filed as exhibit 10.53 to Seer Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 000-26194).

10.19B Amendment dated December 31, 1998 between Greyrock Capital, a division of
       NationsCredit Corporation (formerly Greyrock Business Credit) and Seer to the Loan and Security Agreement between Greyrock Business Credit and Seer dated March 26, 1997, as amended (filed as exhibit 10.60 to Seer's Annual Report on Form 10-K for the year ended September 30, 1998, File No. 000-26194).

10.19C Amendment dated March 31, 1999, to the Loan and Security Agreement among
       Seer, the Company and Greyrock Capital, a division of NationsCredit Commercial Corporation (filed as exhibit 10.30 to Level 8's Form 10-Q for the period ending March 31, 1999, filed May 14, 1999).

10.20 Level 8 Guaranty Agreement dated December 31, 1998 (filed as exhibit 10.1 to Level 8's Form 8-K filed as of January 15, 1999, File No. 0-26392).

10.21 Level 8 Promissory Note dated December 31, 1998, in favor of Liraz Systems Ltd. in the principal amount of $12,000,000 (filed as exhibit
       10.2 to the Company's Form 8-K filed as of January 15, 1999, File No. 0-26392).

10.21A Amendment dated May 31, 1999 to amend the Loan document between the Company and Liraz Systems, Ltd. (filed as exhibit 10.4 to Level 8's Form 10-Q for the period ending June 30, 1999, filed August 16, 1999, File No. 000-26392).

10.22 Seer Promissory Note dated December 31, 1998, in favor of Level 8 in the principal amount of $12,000,000 (filed as exhibit 10.3 to the Company's Form 8-K filed as of January 15, 1999, File No. 000-26392).

10.23 Liraz Agreement dated December 31, 1998 (filed as exhibit 10.4 to the Company's Form 8-K filed as of January 15, 1999, File No. 000-26392).

10.24 Amended and Restated Loan and Security Agreement among Seer, the Company and Greyrock Capital, a division of NationsCredit Commercial Corporation, dated March 30, 1999 (filed as exhibit 10.29 to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).

10.24A Amendment dated September 24, 1999, to the Loan and Security Agreement among Seer, the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation, dated March 31, 1999 (filed as exhibit 10.34 to the Level 8 10-Q for the period ending September 30, 1999, No. 000-26392).

10.24B Amendment dated March 9, 2000, to the Loan and Security Agreement among
       Seer, the Company and Greyrock Capital, a Bank of America Company, dated March 31, 1999 (filed herewith).

10.25 Financing Agreement, dated September 1, 1998, between Template Software, Inc. and Eagle Eye Technologies, Inc. (filed as exhibit Incorporated by reference to Template Software, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (File No. 0-21921).

10.26 Convertible Promissory Note, dated September 1, 1998, of Eagle Eye Technologies, Inc. (filed as Exhibit 10.25 to Template Software, Inc.'s Quarterly Report on Form 10-Q for the period ended August 31, 1998, File No. 0-21921).

10.27 Assignment of Indebtedness, dated as of February 19, 1997, between Template Software, Inc. and Alain Kuhner (filed as an exhibit to Template Software, Inc.'s Report on Form 8-K, dated March 4, 1997 and filed March 19, 1997, File No. 000-21921).

10.28 Securities Purchase Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the investors named on the signature pages thereof (filed as exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999, File No. 000-26392).

10.29 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Jansen relating to the purchase of Milestone (filed as an exhibit to Template Software, Inc.'s Report on Form 8-K, dated June 27, 1997 and filed July 14, 1997, File No. 000-21921).

10.30 Share Purchase Agreement, dated June 27, 1997, between Template Holding and NeSBIC III, C.V. relating to the purchase of Milestone (filed as an exhibit to Template Software, Inc.'s Report on Form 8-K, dated June 27, 1997 and filed July 14, 1997, File No. 000-21921).

11.1   Statement Regarding Computation of Per Share Earnings (filed herewith).

16.2 Letter from Grant Thornton LLP regarding change in certifying accountant, dated December 22, 1998 (filed as exhibit 16 to Level 8's Form 8-K filed as of December 22, 1998, File No. 0-26392).

16.3 Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 11, 1999 (filed as exhibit 99.2 to the Company's Form 8-K/A filed as of January 11, 1999, No. 0-26392, and incorporated herein by reference).

21.1   List of subsidiaries of the Company (filed herewith).

23.1  Consent of PricewaterhouseCoopers LLP (filed herewith).

23.2  Consent of Grant Thornton LLP (filed herewith)

27.1  Financial Data Schedule for Company (filed herewith).

  *   Management contract or compensatory agreement.

  (b) Reports on Form 8-K

  On November 5, 1999 the Company filed a Form 8-K to announce that it had entered into an Agreement and Plan of Merger with Template Software, Inc. On January 11, 2000 the Company filed a Form 8-K to announce the completion of the merger with Template Software, Inc. That filing was amended on March 13, 2000 to include pro forma financial statements on the consolidate company. The Company filed its financial statements for the fiscal year ending December 31, 1999 on March 17, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEVEL 8 SYSTEMS, INC.

                                                    /s/ Arie Kilman
                                          By: _________________________________
                                                        Arie Kilman
                                              Chairman of the Board and Chief
                                                     Executive Officer

                                          Date: March 22, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Arie Kilman               Chairman of the Board and    March 22, 2000
______________________________________  Chief Executive Officer
             Arie Kilman

      /s/ Steven Dmiszewicki           President                    March 22, 2000
______________________________________
          Steven Dmiszewicki

        /s/ Renee D. Fulk              Chief Financial Officer      March 22, 2000
______________________________________
            Renee D. Fulk

        /s/ Samuel Somech              Chairman Emeritus,           March 22, 2000
______________________________________  Director
            Samuel Somech

       /s/ Robert M. Brill             Director                     March 22, 2000
______________________________________
           Robert M. Brill

        /s/ Michael Berty              Director                     March 22, 2000
______________________________________
            Michael Berty

        /s/ Theodore Fine              Director                     March 22, 2000
______________________________________
            Theodore Fine

        /s/ Lenny Recanati             Director                     March 22, 2000
______________________________________
            Lenny Recanati

                         INDEX TO FINANCIAL STATEMENTS

                               ----------------

                                    Contents

Reports of Independent Accountants.........................................  F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets................................................  F-4

Consolidated Statements of Operations......................................  F-5

Consolidated Statements of Changes in Stockholders' Equity.................  F-6

Consolidated Statements of Comprehensive Income............................  F-7

Consolidated Statements of Cash Flows......................................  F-8

Notes to Consolidated Financial Statements................................. F-11

                       REPORT OF INDEPENDENT ACCOUNTANTS

                               ----------------

To the Stockholders of Level 8 Systems, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Level 8 Systems, Inc. (the "Company") and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 18, 2000

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

Board of Directors
 Level 8 Systems, Inc. and Subsidiaries

We have audited the consolidated statements of operations, stockholders' equity, comprehensive income and cash flows of Level 8 Systems, Inc. and Subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, stockholders' equity, comprehensive income and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, stockholders' equity, comprehensive income and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations. We believe that our audit of the consolidated statements of operations, stockholders' equity, comprehensive income and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, stockholders' equity, comprehensive income and cash flows referred to above present fairly, in all material respects, the consolidated results of operations of Level 8 Systems, Inc. and Subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

/s/ GRANT THORNTON LLP

New York, New York
February 23, 1998 (except for Note 2, as to which the date is February 27,
 1998 and Note 3, as to which the date is April 6, 1998)

                             LEVEL 8 SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
ASSETS
Cash and cash equivalents............................   $  6,509     $  6,078
Accounts receivable, less allowance for doubtful
 accounts............................................     22,199       16,992
Due from related company.............................        --           271
Notes receivable.....................................      2,000          --
Prepaid expenses and other current assets............      5,134        2,606
                                                        --------     --------
    Total current assets.............................     35,842       25,947

Property and equipment, net..........................      5,845        2,682
Intangible assets, net...............................     69,948       32,217
Software development costs, net......................     20,488        6,753
Notes receivable.....................................        --         2,000
Other assets.........................................      1,458        1,171
                                                        --------     --------
    Total assets.....................................   $133,581     $ 70,770
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, due on demand.........................   $  4,996     $ 12,275
Current maturities of loan from related company......        519          628
Current maturities of long-term debt.................        395          799
Accounts payable.....................................      2,194        3,691
Accrued expenses:
  Salaries, wages, and related items.................      3,379        1,339
  Restructuring......................................        630          973
  Merger-related.....................................      4,075        4,803
  Other..............................................      9,129       10,056
Due to related party.................................         41           82
Deferred revenue.....................................      9,020       10,855
                                                        --------     --------
    Total current liabilities........................     34,378       45,501

Long-term debt, net of current maturities............     22,202        1,541
Loan from related company, net of current
 maturities..........................................      4,000       12,519
Deferred revenue.....................................        780        2,317

Commitments and contingencies (Note 18)

Stockholders' equity
  Preferred stock, $0.001 par value, 1,000,000
   authorized; 18,945 and 0 issued and outstanding at
   December 31, 1999 and 1998, respectively; $1,000
   per share liquidation preference (aggregate
   liquidation value of $18,945).....................        --           --
  Common stock, $0.001 par value, 21,000,000
   authorized; 12,328,610 and 8,708,231 issued and
   outstanding at December 31, 1999 and 1998,
   respectively......................................         12           87
  Additional paid-in-capital.........................    113,507       34,045
  Accumulated other comprehensive income.............       (159)         --
  Accumulated deficit................................    (41,139)     (25,240)
                                                        --------     --------
    Total stockholders' equity.......................     72,221        8,892
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $133,581     $ 70,770
                                                        ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      For the Years Ended
                                                         December 31,
                                                     1999      1998     1997
                                                   --------  --------  -------
Revenue:
 Software......................................... $ 16,030  $  1,552  $ 4,354
 Maintenance......................................   14,981     1,091       30
 Services.........................................   21,909     8,042   10,296
                                                   --------  --------  -------
   Total operating revenue........................   52,920    10,685   14,680

Cost of revenue:
 Software.........................................    4,245     2,060    2,554
 Maintenance......................................    5,391       481       16
 Services.........................................   19,270     5,776    5,019
                                                   --------  --------  -------
   Total cost of revenue..........................   28,906     8,317    7,589

Gross profit......................................   24,014     2,368    7,091

Operating expenses:
 Sales and marketing..............................   12,009     2,384    1,521
 Research and development.........................    6,796     2,777    1,057
 General and administrative.......................    6,822     6,443    2,952
 In-process research and development..............    2,944     5,892      --
 Amortization of intangible assets................    6,959     1,933      422
 Write-off of intangible assets...................      --      4,601      --
 Restructuring, net...............................      383     1,540      --
                                                   --------  --------  -------
   Total operating expenses.......................   35,913    25,570    5,952
                                                   --------  --------  -------
   Income (loss) from operations..................  (11,899)  (23,202)   1,139

Other income (expense)
 Interest income..................................      579       283      410
 Gain on sale of ASU..............................      --        --        60
 Interest expense.................................   (2,742)     (364)     (20)
 Net foreign currency loss........................     (695)      --       --
                                                   --------  --------  -------
Income (loss) before provision for income taxes...  (14,757)  (23,283)   1,589
Income tax provision..............................      720       405      553
                                                   --------  --------  -------
Income (loss) from continuing operations..........  (15,477)  (23,688)   1,036

Discontinued operations:
 Income (loss) from discontinued operation, net of
  tax.............................................      --       (135)      53
 Income (loss) on disposal, net of tax............      --     (1,233)     --
                                                   --------  --------  -------
   Income (loss) from discontinued operations.....      --     (1,368)      53

Net income (loss)................................. $(15,477) $(25,056) $ 1,089
                                                   ========  ========  =======

Income (loss) per common share:
 Income (loss) from continuing operations--basic.. $  (1.78) $  (3.14) $  0.15
 Income (loss) from discontinued operations--
  basic...........................................      --      (0.18)    0.01
                                                   --------  --------  -------
Net income (loss) per share--basic................ $  (1.78) $  (3.32) $  0.16
                                                   ========  ========  =======

Income (loss) per common share:
 Income (loss) from continuing operations--
  diluted......................................... $  (1.78) $  (3.14) $  0.13
 Income (loss) from discontinued operations--
  diluted.........................................      --      (0.18)    0.01
                                                   --------  --------  -------
Net income/(loss) per share--diluted.............. $  (1.78) $  (3.32) $  0.14
                                                   ========  ========  =======
Weighted average common shares outstanding--
 basic............................................    8,918     7,552    6,992
                                                   ========  ========  =======
Weighted average common shares outstanding--
 diluted..........................................    8,918     7,552    7,561
                                                   ========  ========  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                          Accumulated
                                          Preferred   Additional              Retained       Other
                          Common Stock      Stock      Paid-in     Unearned   Earnings   Comprehensive
                          Shares Amount Shares Amount  Capital   Compensation (Deficit)     Income      Total
                          ------ ------ ------ ------ ---------- ------------ ---------  ------------- --------
Balance at 12/31/96.....   6,955  $ 69   --      --    $ 19,506      $ (3)    $ (1,273)     $   --     $ 18,299
Exercises of stock
 options and warrants...      90     1                      507                                             508
Additional public
 offering costs.........                                   (137)                                           (137)
Unearned compensation
 related to issuance of
 non-employee stock
 options................                                    263      (263)                                  --
Tax benefit from stock
 plans..................                                    464                                             464
Adjustment of unearned
 compensation...........                                              148                                   148
Net income..............                                                         1,089                    1,089
                          ------  ----   ---    ----   --------      ----     --------      ------     --------
Balance at 12/31/97.....   7,045    70   --      --      20,603      (118)        (184)        --        20,371

Shares issued for
 Momentum...............     595     6                    6,480                                           6,486
Shares Issued for Seer..   1,000    10                    6,088                                           6,098
Warrants issued for
 Momentum                                                   654                                             654
Warrants issued for
 Seer...................                                    280                                             280
Exercises of stock
 options................      68     1                       58                                              59
Adjustment of unearned
 compensation...........                                   (118)      118                                   --
Net income (loss).......                                                       (25,056)                 (25,056)
                          ------  ----   ---    ----   --------      ----     --------      ------     --------
Balance at 12/31/98.....   8,708    87   --      --      34,045       --       (25,240)        --         8,892

Reclass par value to
 $0.001.................           (79)                                                                     (79)
Shares issued for
 Template acquisition...   1,531     2                   41,586                                          41,588
Shares issued for
 Private Placement......                  21     --      19,149                                          19,149
Shares issued for loan
 guarantee..............      60   --                     1,207                                           1,207
Conversion of preferred
 shares.................     206   --     (2)    --         --                                              --
Warrants issued for
 Private Placement......                                    --                                              --
Conversion of warrants..   1,263     1                   12,637                                          12,638
Exercises of stock
 options................     561     1                    4,883                                           4,884
Preferred stock
 dividend...............                                                          (422)                    (422)
Cumulative translation
 adjustment.............                                                                      (159)        (159)
Net income (loss).......                                                       (15,477)                 (15,477)
                          ------  ----   ---    ----   --------      ----     --------      ------     --------
Balance at 12/31/99.....  12,329  $ 12    19    $--    $113,507      $--      $(41,139)     $ (159)    $ 72,221
                          ======  ====   ===    ====   ========      ====     ========      ======     ========

    The accompanying notes are an integral part of the financial statements.

                             LEVEL 8 SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                        1999      1998     1997
                                                      --------  --------  ------
Net income (loss).................................... $(15,477) $(25,056) $1,089
Other comprehensive income, net of tax...............      --        --      --
 Foreign currency translation adjustment.............     (159)      --      --
                                                      --------  --------  ------
Comprehensive income (loss).......................... $(15,636) $(25,056) $1,089
                                                      ========  ========  ======



    The accompanying notes are an integral part of the financial statements.

                             LEVEL 8 SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except share data)

                                            For the Years Ended December 31,
                                               1999         1998        1997
                                            -----------  -----------  ----------
Cash flows from operating activities:
 Net income/(loss)......................... $   (15,477) $   (25,056) $   1,089
 Adjustments to reconcile net income/(loss)
  to net cash provided by (used in)
  operating activities:
 Depreciation and amortization.............      11,633        3,175        788
 Deferred income taxes.....................           2         (129)       281
 Income (loss) from discontinued
  operations...............................         --           135        (53)
 (Gain) loss on sale of business...........         --         1,233        (60)
 Loss on disposal of property..............         --           407        --
 Purchased in-process research and
  development..............................       2,944        5,892        --
 Write-down of goodwill and other
  intangible assets........................         --         4,601        --
 Write-down of capitalized software
  costs....................................         --           723        --
 Provision for doubtful accounts...........         757          838        332
 Other.....................................         170          --         120
 Changes in assets and liabilities, net of
  assets acquired and liabilities assumed:
  Trade accounts receivable................           1        3,255     (4,376)
  Due from Liraz...........................         271          --         --
  Net assets of discontinued operations....         --           --         507
  Prepaid expenses and other assets........        (557)        (755)      (156)
  Accounts payable and accrued expenses....      (4,275)      (3,326)       969
  Merger-related and restructuring.........      (4,545)       5,776        --
  Deferred revenue.........................      (3,811)       4,888         42
                                            -----------  -----------  ---------
   Net cash provided by (used in) operating
    activities.............................     (12,887)       1,657       (517)
Cash flows from investing activities:
 Purchases of property and equipment.......        (353)        (941)      (516)
 Proceeds from sale of subsidiaries........         --           464         65
 Change in net assets of discontinued
  operations...............................         --           --        (888)
 Purchase of marketable securities.........         --           --      (1,998)
 Redemption of marketable securities.......         --           --       8,523
 Payment for acquisitions..................     (25,340)        (484)       --
 Cash received from acquisitions...........         160          916        --
 Capitalization of software development
  costs....................................      (1,427)      (1,177)    (1,156)
                                            -----------  -----------  ---------
   Net cash provided by (used in) investing
    activities.............................     (26,960)      (1,222)     4,030
Cash flows from financing activities:
 Issuance of common shares.................      17,272           59        507
 Issuance of preferred shares, net of
  issuance costs...........................      19,215          --         --
 Dividends on preferred shares.............        (250)         --         --
 Cost of issuance of common shares.........         --           --        (137)
 Change in net assets of discontinued
  operations...............................         --           --          (7)
 Borrowings from related party.............         --        12,000        --
 Payments on loans to related company......      (8,628)        (683)      (123)
 Payments under capital lease obligations..         (47)         (45)       --
 Net borrowings on line of credit..........       6,717          --         --
 Borrowing on term loan....................      10,000
 Payments on line of credit................      (4,000)     (12,000)       --
 Payments on other long-term debt..........         --          (750)        (9)
                                            -----------  -----------  ---------
   Net cash provided by (used in) financing
    activities.............................      40,279       (1,419)       231
Effect of exchange rate changes on cash....          (1)         --         --
Net increase (decrease) in cash and cash
 equivalents...............................         431         (984)     3,744
Cash and cash equivalents:
 Beginning of period.......................       6,078        7,062      3,318
                                            -----------  -----------  ---------
 End of period............................. $     6,509  $     6,078  $   7,062
                                            ===========  ===========  =========
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
 Income taxes.............................. $       949  $       --   $      11
 Interest.................................. $     1,604  $       293  $      20

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                       (in thousands, except share data)

Noncash Investing and Financing Activities

During 1999, the Company acquired all of the common stock of Template Software, Inc. ("Template") for approximately $63,972. In connection with the acquisition, the Company purchased 5,394,959 shares of Template common stock for $21,579 in cash and 1,531,089 shares of Level 8 common stock. Additionally, Level 8 also issued stock options exercisable for 1,124,023 shares of the Company's common stock in exchange for all of the outstanding Template stock options. See Note 2.

A reconciliation of the cost of the acquisition to the net cash paid for the acquisition is as follows:

   Fair value of:
      Assets received............................................... $  73,160
      Liabilities assumed...........................................    (7,712)
      Additional direct costs.......................................    (1,129)
      Stock and stock options issued................................   (41,526)
                                                                     ---------
      Cash paid.....................................................   (22,793)
      Cash acquired.................................................       160
                                                                     ---------
      Net cash paid for acquisition................................. $ (22,633)
                                                                     =========

During 1999, the Company obtained a guarantee from a related party in order to secure a $10 million term loan to partially finance the Template acquisition. The guarantee was received in exchange for 60,000 shares of the Company's common stock and was valued at $1,208. See Note 8.

During 1998, the Company acquired all of the common stock of Momentum Software Corporation ("Momentum") for approximately $10,717. In connection with the acquisition, the Company issued 594,866 shares of common stock, warrants to purchase an additional 200,000 shares of common stock, and a $3,000 note. See
Note 2.

A reconciliation of the cost of the acquisition to the net cash received from the acquisition is as follows:

   Fair value of:
      Assets received................................................. $ 11,703
      Liabilities assumed.............................................     (986)
      Additional direct costs.........................................     (503)
      Stock issued....................................................   (6,485)
      Warrants issued.................................................     (654)
      Note payable issued.............................................   (3,000)
                                                                       --------
      Cash paid.......................................................       75
      Cash acquired...................................................      437
                                                                       --------
      Net cash received from acquisition.............................. $    362
                                                                       ========

During 1998, the Company acquired 69% of the voting stock of Seer for approximately $7,754. In connection with the acquisition, the Company issued 1,000,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock. See Note 2.

                             LEVEL 8 SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                       (in thousands, except share data)

A reconciliation of the cost of the acquisition to the net cash received from the acquisition is as follows:

   Fair value of:
      Assets received................................................. $ 55,081
      Liabilities assumed.............................................  (47,327)
      Additional direct costs.........................................     (966)
      Stock issued....................................................   (6,099)
      Warrants issued.................................................     (280)
                                                                       --------
      Cash paid.......................................................      409
      Cash acquired...................................................      479
                                                                       --------
      Net cash received from acquisition.............................. $     70
                                                                       ========

On April 15, 1999, the Company acquired the remaining minority interest in Seer, for $0.35 in cash per share of the outstanding common stock of Seer. The total cost of completing the Seer acquisition was $1,697, which was equal to the cash paid. During 1999, the Company paid $850 in direct acquisition costs related to the acquisition of the initial 69% of Seer.

During 1998, the Company renegotiated a royalty arrangement with its majority stockholder. The arrangement was financed through a $1,500 note. See Note 15.

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

                             LEVEL 8 SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)

NOTE 1. SUMMARY OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Level 8 Systems, Inc. ("Level 8" or the "Company") is a global provider of rapid business integration solutions for eBusiness and eCommerce. Business integration solutions address the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

Liraz Systems, Ltd. ("Liraz") and its wholly-owned subsidiaries own approximately 38% of Level 8's outstanding common stock at December 31, 1999 and hold preferred stock convertible into an additional one million shares of common stock.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. See Notes 2 and 3 regarding the acquisitions and sales of subsidiaries. All of the Company's subsidiaries are wholly-owned for the periods presented, except for Seer Technologies, Inc. ("Seer"). The Company acquired a 69% interest in Seer on December 31, 1998 and the remaining 31% interest on April 30, 1999. Prior to the completion of the Seer acquisition, the Company assumed Seer's net liabilities. The stockholders of the remaining 31% of the outstanding voting stock were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets until April 30, 1999. Accordingly, there is no minority interest for the Seer subsidiary reflected in the consolidated balance sheet at December 31, 1998.

All significant intercompany accounts and transactions are eliminated in consolidation.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the current exchange rate as of the balance sheet date. The resulting translation adjustment is recorded in other comprehensive income as a component of stockholders' equity. Statements of operations items are translated at average rates of exchange during each reporting period.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, are included in the results of operations as incurred.

Revenue Recognition

Statement of Position 98-9, "Modification of SOP 97-2, "Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9") was effective for the Company's fiscal year beginning January 1, 1999. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. Prior to January 1, 1998, the Company recognized revenue in accordance with SOP 91-1 "Software Revenue Recognition."

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Revenue from recurring maintenance contracts is recognized ratably over the maintenance contract period, which is typically twelve months. Maintenance revenue that is not yet earned is included in deferred revenue.

Revenue from consulting and training services is recognized as services are performed. Any unearned receipts from service contracts result in deferred revenue.

Cost of Revenue

The primary components of the Company's cost of revenue for its software products are software amortization on internally developed and acquired technology, royalties on certain products, and packaging and distribution costs. The primary component of the Company's cost of revenue for maintenance and services is compensation expense.

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

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

   Leasehold improvements........................ The lesser of the lease term or estimated useful life
   Furniture and fixtures........................ 3 to 5 years
   Office equipment.............................. 3 to 5 years
   Computer equipment............................ 3 to 5 years

Expenditures for repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.

Software Development Costs

The Company capitalizes certain software costs after technological feasibility of the product has been established. Additionally, the Company has recorded software development costs for its purchases of developed technology through its acquisitions of Momentum, Seer, and Template. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

Comprehensive Loss

Components of comprehensive loss are included in the consolidated statement of stockholders' equity and consist of foreign currency translation adjustments.

Advertising Expenses

The Company expenses advertising costs as incurred. Sales brochures and materials are carried as prepaid expenses until they are consumed or determined to be obsolete. Advertising expenses were approximately $108, $770, and $358, for the years ended December 31, 1999, 1998 and 1997, respectively.

Research and Product Development

Research and product development costs are expensed as incurred.

Acquired In-process Research and Development

The fair value of acquired in-process research and development ("IPR&D") projects acquired in business combinations is expensed immediately. The amount of purchase price allocated to IPR&D is determined based on appraisals, using appropriate valuation techniques, including percentage-of-completion which utilizes the key milestones to estimate the stage of development of each project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. At the respective dates of acquisition, the IPR&D projects had not yet reached technological feasibility and did not have alternative future uses. As discussed in Note 2, material risks existed with each IPR&D project, however, management expects that such projects will be completed.

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

Earnings (loss) Per Share

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 1999 potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock. Potentially dilutive securities outstanding during 1998 and 1997 include stock options and warrants to purchase common stock of the Company.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS 123 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in the Consolidated Statement of Operations for its stock option plans. See Note 10.

Derivative Financial Instruments

During 1999, the Company began using foreign currency forward exchange contracts ("forward contracts") to manage exposure related to accounts receivable denominated in foreign currencies. The Company does not enter into derivative financial instruments for trading purposes. All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in net income as a component of other income (expense), net. The costs of the forward contracts are recorded as expense over the lives of the contracts. Cash flows related to forward exchange contracts are classified in the Consolidated Statement of Cash Flows in the same categories as the hedged assets or liabilities.

Government Contracts

As a result of the acquisition of Template Software, Inc. ("Template"), the company provides certain technical services to federal government agencies under certain contracts, some of which are classified. The nature of this work is technical design and software development, which was historically performed by Template since 1977.

Government contracts, by their terms, generally can be terminated at any time by the government, without cause, for the convenience of the government. If a government contract is so terminated, the Company would be entitled to receive compensation for the services provided or costs incurred at the time of termination and a negotiated amount of the profit on the contract to the date of termination. In addition, all government contracts require compliance with various contract provisions and procurement regulations. The adoption of new or modified procurement regulations could adversely affect the Company or increase its costs of competing for or performing government contracts. Any violation (intentional or otherwise) of these regulations could result in the termination of such government contracts, imposition of fines, and or debarment from award of additional government contracts.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has engaged in limited derivative and hedging activities, and accordingly, does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS 137, "Deferral of the Effective Date of the FASB Statement No. 133," on January 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides specific guidance, among other things, as to the recognition of revenue related to up-front non-refundable fees and services charges received in connection with a contractual arrangement. The Company has applied the provisions of SAB 101 for the year ended December 31, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 2. ACQUISITIONS AND PRO FORMA FINANCIAL STATEMENTS

Acquisition of Template

On December 27, 1999, the Company acquired Template Software, Inc. ("Template"). Under the terms of the agreement, Level 8 purchased 5,394,959 shares of Template common stock for $21,579 in cash and 1,531,089 shares of Level 8 common stock. Additionally, Level 8 also issued stock options exercisable for 1,124,023 shares of the Company's common stock to assume all of the outstanding Template stock options. The total purchase price of the acquisition was $63,972 and has been accounted for by the purchase method of accounting. The operations of Template are included in the Company's consolidated results of operations from the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, and assembled workforce of Template. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $44,371. This excess of the purchase price over the fair values of assets acquired less liabilities assumed was allocated to goodwill.

Prior to completing the acquisition, the Company had determined not to continue with certain non-strategic operations of Template in Germany and Austria. These operations were primarily reselling third party software and providing related consulting services. At the time of merger, the Company had entered into an agreement in principle to sell the assets of these operations, which consist principally of its consulting workforce and certain lease agreements. Accordingly, the Company has recorded the estimated fair value of these operations at the acquisition date based on its estimate of the net future cash flows from the transactions and associated operations through the wind up period. The fair value of the German and Austrian operating liability was estimated at $25.

The purchase price of the acquisition was allocated as follows:

   Cash................................................................ $   160
   Accounts receivable.................................................   6,123
   Prepaid expenses and other current assets...........................     597
   Property and equipment..............................................   4,183
   Capitalized software and developed technology.......................  12,200
   In-process research and development.................................   2,200
   Goodwill and other intangibles......................................  47,291
   Other assets........................................................     431
   Assets held for resale..............................................     (25)
   Accounts payable....................................................    (668)
   Accrued expenses and other liabilities..............................  (6,445)
   Deferred revenue....................................................    (439)
   Deferred tax liability..............................................  (1,476)
   Long-term debt......................................................    (160)
                                                                        -------
   Cost of net assets acquired......................................... $63,972
                                                                        =======

Approximately $2,200 of the purchase price represents purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to in-process research and development, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

feasibility had not been established. The efforts considered included projects related to Template's Enterprise Integration Template("EIT") product ($1,298), and projects related to new versions of Template's Business Process Template ("BPT") product ($902). The value of the in-process projects was adjusted to reflect the relative value and contributions of the required research and development. In doing so, consideration was given to the stage of completion, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The discount rate included a factor that takes into account the uncertainty surrounding successful development of the purchased in-process research and development.

Acquisition of Seer Technologies, Inc.

On December 31, 1998, the Company, as the first step in its acquisition of the entire equity interest in Seer, acquired beneficial ownership of approximately 69% of the outstanding voting stock of Seer, which was held by Welsh, Carson, Anderson and Stowe VI L.P. ("WCAS") and certain other parties affiliated or associated with WCAS ("WCAS Parties") in exchange for 1,000,000 shares of the Company common stock and warrants to purchase an additional 250,000 shares of the Company common stock at an exercise price of $12.00 per share ("Step 1"). On April 15, 1999, the Company acquired the remaining minority interest in Seer, for $0.35 in cash per share of the outstanding common stock of Seer ("Step 2"). As a result of Step 2 of the acquisition, Seer became a wholly-owned subsidiary of the Company. The total cost of the acquisition was $7,754 for Step 1 and $1,697 for Step 2 and has been accounted for by the purchase method of accounting. The net book value of Seer's liabilities exceeded its assets on the acquisition dates, no minority interest in Seer was recorded. Step 1 of the acquisition occurred on December 31, 1998, there are no operations of Seer included in the Company's consolidated results of operations for 1998.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on valuations prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, installed customer base, assembled workforce, and trademarks of Seer at the completion of Step 1. The purchase price exceeded the amounts allocated to tangible and intangible assets acquired less liabilities assumed by approximately $18,684 in Step 1. For Step 2, the fair value assigned to intangible assets acquired was based on a valuation of the purchased in-process research and development, developed technology, installed customer base, and assembled workforce of Seer. The Step 2 purchase price was less than the amounts allocated to the tangible and intangible assets acquired by approximately $1,307. This difference between the purchase price and the fair values of assets acquired less liabilities assumed was allocated to goodwill.

The cost of the acquisition was allocated as follows:

                              Step 1   Step 2    Total
                             --------  -------  --------
   Cash....................  $    479  $   --   $    479
   Accounts receivable.....    14,505      --     14,505
   Prepaid expenses and
    other current assets...     1,418      --      1,418
   Property and equipment..     1,614      --      1,614
   Capitalized software and
    developed technology...     3,659    3,410     7,069
   In-process research and
    development............     4,692      744     5,436
   Goodwill and other
    intangibles............    28,344   (1,307)   27,037
   Other assets............       370      --        370
   Accounts payable........    (1,949)     --     (1,949)
   Accrued expenses and
    other liabilities......   (13,228)  (1,150)  (14,378)
   Deferred revenue........    (7,875)     --     (7,875)
   Notes payable, due on
    demand.................   (12,275)     --    (12,275)
   Long-term debt..........   (12,000)     --    (12,000)
                             --------  -------  --------
   Cost of net assets
    acquired...............  $  7,754  $ 1,697  $  9,451
                             ========  =======  ========

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Approximately $4,692 for Step 1 and $744 for Step 2, of the purchase price represents purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to in-process research and development, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established. For Step 1, this included Java based projects ($3,105) and application warehousing projects ($1,587). For Step 2, the amount was related to Java based projects only, as there was no change in the status of the application warehouse projects. The value of the in-process projects was adjusted to reflect the relative value and contributions of the required research and development. In doing so, consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The discount rate included a factor that takes into account the uncertainty surrounding successful development of the purchased in-process research and development.

In connection with the Company's purchase of Seer's capital stock from the WCAS Parties, WCAS contributed approximately $17 million to Seer and the Company provided a $12 million subordinated loan to Seer to pay down Seer's bank debt. The funds used by the Company to make the subordinated loan to Seer were obtained from Liraz Systems Ltd. ("Liraz"), a principal stockholder of the Company. See Note 8.

Under the agreement between Company and the WCAS Parties, the WCAS Parties agreed that, prior to January 1, 2001, at any meeting of stockholders of the Company, WCAS Parties shall grant a proxy to one or more individuals named by the Company to vote all of the WCAS Parties' shares of common stock acquired by the WCAS Parties in connection with the transaction. Also, subject to limited exceptions, prior to January 1, 2001, the WCAS Parties may not sell, exchange or otherwise assign any of its shares of the Company without the prior written consent of the Company.

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The cost of the acquisition was allocated as follows:

   Cash................................................................ $   437
   Accounts receivable.................................................     125
   Prepaid expenses and other current assets...........................      52
   Property and equipment..............................................     174
   In-process research and development.................................   1,200
   Developed technology................................................   1,100
   Goodwill............................................................   8,615
   Accounts payable....................................................    (507)
   Deferred revenue....................................................    (367)
   Long-term debt......................................................    (112)
                                                                        -------
   Cost of net assets acquired......................................... $10,717
                                                                        =======

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

The following unaudited pro forma results of continuing operations assume the acquisitions of Template, Seer, and Momentum, as described above, occurred as of January 1, 1998 after giving effect to certain adjustments, including amortization of the excess of cost over underlying net assets.

                                                              1999      1998
                                                            --------  --------
   Net sales..............................................  $ 74,977  $ 96,115
   Net loss from continuing operations before income taxes
    and extraordinary items...............................   (36,458)  (64,826)
   Net loss...............................................   (35,831)  (87,367)
   Loss per share--basic and diluted......................  $  (3.45) $  (8.61)
   Weighted average shares outstanding--basic and
    diluted...............................................    10,509    10,143

The pro forma financial information does not purport to be indicative of the results of operations which would have actually resulted had the transactions taken place at the beginning of the periods presented or of future results of operations.

NOTE 3. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Sale of Profitkey

From October 3, 1994 through the first quarter of 1998, the Company's operations included the operations of ProfitKey International, Inc. ("ProfitKey"). ProfitKey offered turnkey manufacturing resource planning and scheduling software packages, and related installation, training and support services for use by manufacturing businesses.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


On April 6, 1998, the Company sold substantially all assets and operations of ProfitKey for $464 at closing and a note receivable from the purchaser of $2,000. The note is due on April 6, 2000 and bears interest at 9%. According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser has notified the Company that it believes there are adjustments totaling $1,466, which would require a reduction in the purchase price. The Company has attempted to negotiate a settlement with the purchaser and has, pursuant to the terms of the settlement agreement, entered into arbitration proceedings to resolve this matter and is currently awaiting the report of the arbitrator. The Company has made provision for its estimate of the purchase price adjustment and the costs to resolve this matter as part of discontinued operations. Management believes at this time that any additional provisions required to ultimately resolve this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company. The Company recorded a net loss from the sale of ProfitKey of $1,233.

The disposition of ProfitKey was accounted for as a discontinued operation and, accordingly, prior periods have been restated. Results of the discontinued operations of ProfitKey consisted of the following for the years ended December 31:

                                                                  1998    1997
                                                                 ------  ------
   Net sales.................................................... $1,156  $5,545
   Income (loss) from operations before tax.....................   (225)    191
   Income tax expense (benefit).................................    (90)    138
   Income (loss) from discontinued operations................... $ (135) $   53

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

NOTE 4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following at December 31:

                                                                1999     1998
                                                               -------  -------
   Current trade accounts receivable.......................... $23,349  $20,244
   Less: Allowance for doubtful accounts......................  (1,150)  (3,252)
                                                               -------  -------
                                                               $22,199  $16,992
                                                               =======  =======

Approximately $4,230 and $4,165 of current trade receivables were unbilled at December 31, 1999 and 1998, respectively. There were no receivables with payment terms in excess of one year recorded during the fiscal year ended December 31, 1999.

During 1998 and 1999, the Company acquired certain trade receivables, net of allowances for doubtful accounts, in conjunction with its acquisition of Momentum, Seer, and Template. See Note 2.

The provision for uncollectible amounts was $757, $838 and $332 for the years ended December 31, 1999, 1998, and 1997, respectively. Write-offs of accounts receivable were $3,044, $736, and $95 for the years ended December 31, 1999, 1998, and 1997, respectively.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                 1999     1998
                                                                -------  ------
   Computer equipment.......................................... $ 4,038  $1,922
   Furniture and fixtures......................................   1,369     286
   Office equipment............................................   1,221     312
   Leasehold improvements......................................   1,808     544
   Land and buildings..........................................   1,979     --
                                                                -------  ------
       Subtotal................................................  10,415   3,064
   Less accumulated depreciation and amortization..............  (4,570)   (382)
                                                                -------  ------
       Total................................................... $ 5,845  $2,682
                                                                =======  ======

Depreciation and amortization expense was $1,373, $426, and $228 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

During the fourth quarter of fiscal year 1998, property and equipment was written down for obsolescence and retirement of assets based in part on the Company's restructured operations. The write-down totaled $595, of which $188 is included in the restructuring charges in the Consolidated Statement of Operations, see Note 16.

The Company now owns a building in Windsor, England from the acquisition of Template Software, Inc.

NOTE 6. CAPITALIZED SOFTWARE COSTS

For the fiscal years ended December 31, 1999, 1998 and 1997, the Company capitalized $1,427, $1,177, and $1,156, respectively, of internal costs related to developing software for sale. During fiscal year 1999, the Company acquired $3,410 and $12,200 in capitalized software costs through its acquisitions of Seer and Template, respectively. During fiscal year 1998, the Company acquired $1,100 and $3,659 in capitalized software costs through its acquisitions of Momentum and Seer, respectively.

During the fiscal years ended December 31, 1999, 1998 and 1997, the Company recognized $3,301, $816, and $137, respectively, of expense related to the amortization of these costs, which is recorded as cost of software in the Consolidated Statements of Operations. During the first and fourth quarters of fiscal year 1998, capitalized software cost was written down to its fair value based upon an evaluation of its net realizable value. The write downs totaled $535, of which $241 is included in the restructuring charges in the Consolidated Statement of Operations. Accumulated amortization of capitalized software costs is $3,907 and $606 at December 31, 1999 and 1998, respectively.

NOTE 7. IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS

Identifiable and unidentifiable intangible assets primarily include goodwill, existing customer base, assembled workforce and trademarks recorded in connection with the acquisitions of Template Software on December 27, 1999 and Seer Technologies on December 31, 1998 and April 30, 1999. Goodwill and intangible assets from these acquisitions are being amortized using the straight-line method over periods ranging from three to seven years. Also included are goodwill amounts acquired in the purchase of Momentum Software on March 26, 1998 and Level 8 Technologies on April 1, 1995. These assets are being amortized over three years and seven years,

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

respectively. At December 31, 1999 and 1998, identifiable and unidentifiable intangible assets consist of the following:

                                                                1999     1998
                                                              --------  -------
   Goodwill, Level 8 Technologies............................ $  2,954  $ 2,954
   Goodwill, Momentum........................................    4,014    4,014
   Goodwill, Seer Technologies...............................   12,545   18,684
   Goodwill, Template Software...............................   44,371      --
   Assembled workforce, Seer Technologies....................    5,673    4,278
   Assembled workforce, Template Software....................    2,920      --
   Customer base, Seer Technologies..........................    6,900    4,761
   Trademark, Seer Technologies..............................      623      623
                                                              --------  -------
       Subtotal..............................................   80,000   35,314
   Less accumulated amortization.............................  (10,052)  (3,097)
                                                              --------  -------
   Total..................................................... $ 69,948  $32,217
                                                              ========  =======

Amortization expense was $6,959, $1,933, and $422 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

In the fourth quarter of 1999, the Company revised its estimates of certain Seer merger costs and assumed liabilities, which resulted in an approximately $1,300 reduction in goodwill.

The Company assesses whether its identifiable and unidentifiable intangible assets are impaired as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset determined based upon anticipated cash flows discounted at a rate commensurate with the risk involved. As a consequence of the Company's transition to an enterprise application integration solutions provider during 1998, the Company abandoned certain planned development efforts for products acquired in the Momentum transaction and reassessed the remaining undiscounted projected cash flows related to the identifiable and unidentifiable intangible assets acquired from Momentum. It was concluded that, with the principal exception of the Momentum technology utilized in the Level 8's Geneva Message Queuing product set and the Geneva XIPC products, the goodwill and intangible assets acquired in the Momentum transaction should be written off. Accordingly, during the fourth quarter of 1998, the Company adjusted the carrying value of its identifiable and unidentifiable assets to their fair value of $32,217, resulting in a non-cash impairment loss of $4,601.

NOTE 8. LONG-TERM DEBT AND CREDIT FACILITIES

Notes payable, long-term debt, and notes payable to a related party consist of the following at December 31:

                                                                1999     1998
                                                               -------  -------
   Credit facility............................................ $ 4,996  $ 2,775
   Notes payable--Momentum....................................   2,250    2,250
   Term loans.................................................  20,242    9,500
   Capital leases.............................................     105       90
                                                               -------  -------
                                                                27,593   14,615
   Less current maturities....................................  (5,391) (13,074)
                                                               -------  -------
                                                               $22,202  $ 1,541
                                                               =======  =======
   Related party:
   Notes payable to a related party...........................   4,519   13,147
   Less current maturities....................................    (519)    (628)
                                                               -------  -------
                                                               $ 4,000  $12,519
                                                               =======  =======

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company has a credit facility with a commercial bank to provide for borrowings up to the lesser of $25,000 or the sum of 80% of eligible receivables and a $10,000 term loan. The receivables-based borrowings under this credit facility are due on demand. This credit facility bears interest at prime rate plus 2%, which was 10.5% at December 31, 1999, and has no financial covenant provisions. The balance was $4,996 and $2,775 at December 31, 1999 and 1998, respectively. The credit facility terminates on December 31, 2001 at which time the term loan is also due; however, it is automatically renewed for successive terms of one year each, unless terminated by either party. This credit facility is collateralized by the Company's accounts receivable, equipment and intangibles including intellectual property. The credit facility requires the Company to obtain approval from its lender prior to declaration or payment of any cash dividends on its common stock.

On December 20, 1999, the Company entered into a term loan with a commercial bank for $10,000. The loan bears interest at LIBOR plus 1% (7.2% at December 31, 1999), which is payable quarterly. This term loan will be due May 31, 2001 and has no financial covenants. The proceeds from this loan were used to partially fund the purchase of Template, see Note 2. This note is guaranteed by a related party. This guarantee was provided in exchange for 60,000 shares of the Company's common stock and a deferred loan origination costs of $1,208 were recorded as assets to reflect the fair market value of the stock issued.

On December 1, 1998, in connection with the acquisition of Momentum Software Corporation as described in Note 2, the Company issued notes totaling $3,000 payable over three years and bearing an interest of 10% per annum. The remaining three installments total $2,250, plus interest. One installment was due on November 26, 1999 with the remaining two payments due on November 20, 2000, and November 15, 2001. There are no financial covenants in this note. Subsequent to December 31, 1999, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the date the noteholder accepts the offer. The Company converted $1,904 of the Momentum notes to common stock in the first quarter of 2000 as a result of this exchange offer.

The Company is obligated under various capital leases for certain computer and office equipment providing for aggregate payment, excluding interest, of $60 during 2000 and $45 during 2001.

On December 31, 1998 in connection with the acquisition of Seer Technologies, Inc. as described in Note 2, the Company issued a note payable to Liraz, the Company's principal shareholder in the amount of $12,000. The note bears interest at 12% per year, payable at maturity, and is due on December 15, 2001. The Company used $8,000 of proceeds from the issuance of preferred stock and warrants in June 1999 to reduce the outstanding balance under this note to $4,000.

On April 1, 1998 in connection with an amendment to a custom computer programming agreement, the Company issued a note payable to Liraz in the amount of $1,500. The note bears interest at 8% per year and is payable in three annual installments. The first two installments, including accrued interest, were paid during 1998 and 1999, respectively. The third installment of $450 plus interest is due on April 1, 2000.

On September 1, 1995, the Company issued a note payable to Liraz in the amount of $628. The note bears interest at 4% per year and is payable in equal quarterly installments of $35, including interest. As of December 31, 1999, the principal amount outstanding on the note payable is $110.

Principal amounts of notes payable and long-term debt and notes payable to Liraz maturing in each of the next five years ending December 31 are as follows:

                                                    Notes Payable  Notes Payable
                                                         And            to
                                                    Long-term Debt     Liraz
                                                    -------------- -------------
   2000............................................    $ 5,391        $  519
   2001............................................     22,202         4,000
                                                       -------        ------
     Total.........................................    $27,593        $4,519
                                                       =======        ======

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 9. INCOME TAXES

Income tax expense consists of the following as of December 31:

                                                                1999  1998  1997
                                                                ----- ----- ----
   Federal--current............................................ $ --  $ --  $239
   State and local--current....................................   --    --    42
                                                                ----- ----- ----
                                                                  --    --   281
   Foreign taxes and withholdings..............................   720   --   --
                                                                ----- ----- ----
   Current taxes...............................................   720   --   --
   Federal--deferred...........................................   --    344  231
   State and local--deferred...................................   --     61   41
                                                                ----- ----- ----
   Deferred taxes..............................................   --    405  272
   Total income tax expense.................................... $ 720 $ 405 $553
                                                                ===== ===== ====

A reconciliation of expected income tax at the statutory Federal rate with the actual income tax expense (benefit) is as follows for the fiscal years ended December 31:

                                                        1999     1998    1997
                                                       -------  -------  -----
   Expected income tax benefit at statutory rate
    (34%)............................................  $(5,017) $(7,916) $ 540
   Loss on sale of discontinued operations...........      --      (331)   --
   Discontinued operations...........................      --       (77)    65
   State taxes, net of federal tax benefit...........     (335)  (1,082)    97
   Effect of foreign operations including withholding
    taxes............................................      503      --     --
   Effect of change in valuation allowance...........    4,497    6,246   (304)
   Amortization and write-off of non-deductible good-
    will.............................................      521    2,787    197
   In-process research and development--Momentum.....      --       408    --
   In-process research and development--Template.....      748      --     --
   Write-off of income tax receivable................      --       406    --
   Non-deductible expenses...........................       17       12     34
   Other.............................................     (214)     121     61
                                                       -------  -------  -----
       Total.........................................  $   720  $   574  $ 690
                                                       =======  =======  =====

The total income tax expense is allocated as follows:
       Continuing operations.........................      720      405    553
       Sale of discontinued operations...............      --       259    --
       Discontinued operations.......................      --       (90)   137

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Significant components of the net deferred tax asset (liability) are as follows:

                                                                1999     1998
                                                              --------  -------
   Current assets:
     Allowance for uncollectible accounts receivable......... $    720  $   240
     Accrued expenses non-tax deductible.....................      371      660
     Deferred revenue........................................    2,192    1,621
   Noncurrent assets:
     Loss carryforwards......................................   11,751    5,539
     Depreciation and amortization...........................      --       577
                                                              --------  -------
                                                                15,034    8,637
                                                              --------  -------
   Noncurrent liabilities:
     Depreciation and amortization...........................   (3,230)     --
                                                              --------  -------
                                                                (3,230)     --
                                                              --------  -------
   Valuation allowance.......................................  (11,804)  (8,637)
                                                              --------  -------
                                                              $    --   $   --
                                                              ========  =======

At December 31, 1999, the Company has net operating loss carryforwards of approximately $29,300, which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2020. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Approximately $2,200 of the valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will be allocated directly to reduce goodwill or other noncurrent intangible assets of Momentum. Additionally, Template's net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $5,300.

During 1999, the Company acquired the stock of Template Software. This acquisition was accounted for using the purchased method of accounting. The purchase price of the acquired company was in excess of the carryover tax basis of the assets acquired, resulting in the recognition of a deferred tax liability of $1,476. Since the acquired company and the Company may elect to file a consolidated return on an ongoing basis, the future taxable difference may be offset by the Company's future deductible differences, primarily its net operating loss carryforwards. Therefore, the Company's valuation allowance against its deferred tax asset and its investment in the acquired subsidiary was reduced by $1,476.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 1999 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 10. STOCKHOLDERS' EQUITY

Stock Options

The Company has 1995 and 1997 Stock Incentive Plans, which permit the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

employees, officers, directors, consultants, and advisors. The Plans reserve a combined total of 4,000,000 shares of common stock for issuance upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. The Company also has a stock incentive plan for outside directors and the Company has set aside 120,000 shares of common stock for issuance under this plan.

Under the terms of the Plans, the exercise price of the incentive stock options may not be less than the fair market value of the stock on the date of the award and the options are exercisable for a period not to exceed ten years from date of grant. Stock appreciation rights entitle the recipients to receive the excess of the fair market value of the Company's stock on the exercise date, as determined by the Board of Directors, over the fair market value on the date of grant. Performance shares entitle recipients to acquire Company stock upon the attainment of specific performance goals set by the Board of Directors. Restricted stock entitles recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period. The Board may also grant unrestricted stock to participants at a cost not less than 85% of fair market value on the date of sale. Options granted vest at varying periods up to five years and expire in ten years.

In December 1999, as part of its acquisition of Template Software, Inc. the Company has assumed the three Stock Option Plans of Template; the 1992 Incentive Stock Option Plan, the 1992 Non-Statutory Stock Option Plan and the 1996 Equity Incentive Plan. No further grants may be made under these plans. The options granted under these plans were converted to options for the Company's common stock upon the assumption of these plans by the Company at the acquisition date. There are 1,124,023 options outstanding under these plans.

Activity for stock options issued under these plans for the fiscal years ending December 31, 1999, 1998 and 1997 is as follows:

                                                              Weighted Average
                         Plan Activity Option Price per Share  Exercise Price
                         ------------- ---------------------- ----------------
Balance at December 31,
 1996...................     783,155         0.69-11.00             7.31
 Granted................     444,500        10.69-16.62             8.14
 Exercised..............     (91,646)        0.69-16.62             7.01
 Forfeited..............     (45,705)        0.69-16.62            11.38
                           ---------                               -----
Balance at December 31,
 1997...................   1,090,304         0.69-16.62             7.51
 Granted................   1,293,000         7.25-12.75             8.14
 Exercised..............     (38,175)        0.69-11.76             9.13
 Forfeited..............    (433,035)        0.69-16.62            10.88
                           ---------                               -----
Balance at December 31,
 1998...................   1,912,094         0.69-16.62             8.85
 Granted................   1,797,210         8.38-30.25            14.15
 Assumed Template
  options...............   1,124,023         3.39-39.29            17.22
 Exercised..............    (386,440)        0.69-16.62             9.26
 Forfeited..............    (646,995)        7.88-11.76              9.0
                           ---------                               -----
Balance at December 31,
 1999...................   3,799,892         1.37-39.29            13.65
                           =========                               =====

The weighted average grant date fair value of options issued during the years ended December 31, 1999, 1998, and 1997 was equal to $9.77, $4.37, and $9.35 aper share, respectively. The fair value of options granted during the fiscal years ended December 31, 1999, 1998 and 1997 was equal to $17,550, $5,652 and $4,156, respectively. There were no option grants issued below fair market value during 1999, 1998 or 1997.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Expected life (in years).......................... 5 years  5 years  5 years
   Expected volatility...............................      82%      52%      77%
   Risk free interest rate...........................    5.44%    5.00%    6.05%
   Expected dividend yield...........................       0%       0%       0%

For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the fiscal years December 31, 1999, 1998, and 1997 would have been increased to the pro forma amounts indicated below. The Company's adjusted information follows (in thousands, except for per share information):

                                                   1999      1998      1997
                                                 --------  ---------  -------
   Net income (loss), as reported............... $(15,477) $ (25,056) $ 1,089
   Net income (loss), as adjusted...............  (22,538)   (27,697)    (821)
   Net income (loss) per share, as reported--
    basic.......................................    (1.80)     (3.32)    0.16
   Pro forma net income (loss) per share, as
    adjusted--basic.............................    (2.57)     (3.67)   (0.12)
   Net income (loss) per share, as reported--
    diluted.....................................    (1.80)     (3.32)    0.14
   Pro forma net income (loss) per share, as
    adjusted--diluted...........................    (2.57)     (3.67)   (0.11)

At December 31, 1999, 1998 and 1997, options to purchase approximately 1,850,087, 908,638, and 539,980 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $1.37 to $39.29. The following table summarizes information about stock options outstanding at December 31, 1999:

                                           Remaining Contractual
                       Number                Life for Options                Number
Exercise Price       Outstanding                Outstanding                Exercisable
--------------       -----------           ---------------------           -----------
 1.37-- 2.00              5,134                     4.4                         5,134
 3.39-- 4.87            207,516                     4.4                       195,302
 5.00-- 7.25            480,782                     7.0                       377,657
 7.88--11.76          1,845,313                     8.5                       736,714
11.94--16.62            445,569                     8.1                       303,477
18.88--18.88            186,924                     8.2                        89,789
30.25--39.29            628,654                     9.0                       142,014
                      ---------                                             ---------
                      3,799,892                                             1,850,087
                      =========                                             =========

Preferred Stock

On June 29, 1999, Level 8 Systems, Inc. completed its agreement to sell 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), for $21,000, convertible into an aggregate of 2.1 million shares of common stock of Level 8. The proceeds, net of accrued issuance costs, of $19,150, will be used to pay down debt and for other general corporate purposes. The sale of the Series A Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

During 1999, 2,005 shares of preferred stock were converted into 200,500 shares of the Company's common stock. Subsequent to December 31, 1999, 7,000 shares of preferred stock were converted into 700,000 shares of the Company's common stock.

Stock Warrants

In connection with the issuance of preferred stock in June 1999, the Company issued warrants to purchase 2,100,00 shares of the Company's common stock, including warrants to purchase 1,000,000 shares of common stock that were issued to a related party. The warrants have an exercise price of $10.00 per share and expire on June 29, 2004. The Company may cause the redemption of these warrants at any time after June 29, 2000 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $20 per share.

Warrants totaling 1,260,460 were exercised at an exercise price of $10.00 during the year ended December 31, 1999. A related party exercised warrants to purchase 1,000,000 shares of common stock.

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

In connection with the initial and secondary public offerings, the Company issued 140,000 and 110,000 warrants, respectively, to the underwriter. The warrants are exercisable for four years, commencing one year from the effective dates of the public offerings at exercise prices of $7.43 and $14.85 per share, respectively, and have grant date fair values of $3.82 and $6.85 per share, respectively. Warrants totaling 3,000, 1,200 and 18,168 were exercised at an exercise price of $7.43 during the years ended December 31, 1999, 1998 and 1997, respectively.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

NOTE 11. EMPLOYEE BENEFIT PLANS

As of January 1, 1999 the Company had separate 401(k) plans for employees of Momentum, Seer, and Level 8. Effective January 27, 1999, the Company merged the Momentum 401(k) Plan and the Level 8 401(k) Plan into the Seer 401(k) Plan and changed the name of the Seer 401(k) Plan to the Level 8 Systems 401(k) and Profit Sharing Plan (the "Plan"). Participants in the former Momentum 401(k) Plan and the Level 8 401(k) Plan are allowed to roll over the balance of their accounts into the Plan, with recognition of certain protected benefits. Also effective January 27, 1999, the Company amended the Plan to provide a 50% matching contribution for an employee's contribution, up to 2% of an employee's salary, and a discretionary match of up to $0.50 on the dollar up to 2% of the employees salary based on the Company's performance and board of directors discretion. Participants must be eligible Plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions made by the Company totaled $156 were accrued during 1999 and were paid out in January of 2000.

The Company also has employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. For fiscal year ended December 31, 1999 there was $408 in expense recognized under this plan. There was no expense recognized under these plans for the years ended December 31, 1998, and 1997 as these subsidiaries were acquired with the acquisition of Seer.

Effective January 27, 1999, the Company adopted an Employee Stock Purchase Plan (U.S.) for its U.S. employees and the International Stock Purchase Plan, currently available to its UK employees, (collectively, the "Stock Purchase Plans"). The Stock Purchase Plans allow employees to purchase shares of the Company's common stock for 85% of fair market value. The Stock Purchase Plans are authorized to grant rights to purchase an aggregate maximum of 250,000 shares of common stock. The Company is responsible for the administrative costs of the plans.

NOTE 12. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

No customers accounted for more than 10% of operating revenue in fiscal year 1999. For the fiscal years ended December 31, 1998 and 1997, one customer accounted for more than 10% of operating revenue.

As a result of its acquisition of Seer, the Company has entered into several marketing and distribution agreements with IBM, primarily in the European market. The percentage of outstanding receivables from IBM and its subsidiaries, transactions as of December 31, 1999 and 1998, is approximately 23% and 25%, respectively.

As of December 31, 1999, the Company had significant balances outstanding from individual customers due to the nature of its operations. It is the policy of the Company to closely monitor all accounts receivable and to record a provision for uncollectible accounts as they become estimable. Generally, no collateral is required.

NOTE 13. FOREIGN CURRENCIES AND FORWARD EXCHANGE CONTRACTS

At December 31, 1999, the Company had approximately $526 and $8,190 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. As of December 31, 1998, the amount of US dollar equivalent cash and trade receivable balances were $219 and $8,527, respectively.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:

                                                                     1999  1998
                                                                     ----- -----
   Pound Sterling................................................... 8.68% 8.53%
   Deutsche Mark.................................................... 5.62% 2.43%
   Italian Lira..................................................... 5.33% 8.33%
   Danish Krona..................................................... 4.64% 8.73%

In 1999, the Company began entering into forward exchange contracts to hedge the exposures that arise from foreign exchange movements between dates that foreign currency denominated receivables are recorded and the dates they are paid. The Company does not engage in foreign currency speculation. The forward contracts are generally 90 to 120 day forward window contracts having maturities of less than one year and relate to specific transactions or balances. The table below summarizes, by currency, the contractual amounts of the Company's forward contracts for the year ended December 31, 1999.

                                                       As of December 31, 1999
                                                     ---------------------------
                                 Original  Contract  Contract  Fair  Unrealized
Currency                         Contracts Drawdowns Balance  Value  Gain/(Loss)
--------                         --------- --------- -------- ------ -----------
Pound Sterling..................    1,556    (1,181)     375     379      (4)
Danish Krona....................    2,704    (1,730)     974     969       5
Euro............................    5,043    (3,173)   1,870   1,827      43
Norwegian Krone.................    1,053      (791)     262     265      (3)
Swedish Krone...................      461      (328)     133     135      (2)
                                  -------   -------   ------  ------     ---
  Total.........................  $10,817   $(7,203)  $3,614  $3,575     $39
                                  =======   =======   ======  ======     ===

Unrealized gains and losses on forward contracts reflect changes in exchange rates and are recorded directly in income, as they offset corresponding unrealized gains and losses on the foreign currency denominated assets being hedged (see Note 1). Forward contract liabilities related to unrealized losses are recorded as other accrued expenses in the Consolidated Balance Sheet.

The Company is exposed to exchange related losses on forward contracts should a transaction with a related forward exchange contract not be consummated by the forward contract expiration date. In such instances, the Company extends or repurchases the contact at the then prevailing market rates. Net realized losses on the extension or repurchase of contracts totaled $3 for the fiscal year ended December 31, 1999.

NOTE 14. SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Management of the Company makes operating decisions and assesses performance of its operations based on the following reportable segments: (1) Software,
(2) Maintenance, (3) Services, and (4) Research and Development.

Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest, taxes, restructuring and amortization of goodwill (EBITA).

Comparative information is not available for the same period of 1998 and 1997 because the Company previously reviewed its operations as one reportable segment and did not have international operations.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The table below presents information about reported segments for the fiscal year ending December 31, 1999:

                                                               Research
                                                                  And
                              Software  Maintenance Services  Development  Total
                              --------  ----------- --------  ----------- -------
Total Revenue................ $16,030     $14,981   $21,909     $   --    $52,920
Total EBITA.................. $(2,549)    $ 8,819   $  (116)    $(7,767)  $(1,613)

A reconciliation of total segment EBITA to loss before provision for income taxes for the fiscal year ended December 31, 1999 is as follows:

   EBITA............................................................. $ (1,613)
   Amortization of goodwill..........................................   (6,959)
   In-process research and development...............................   (2,944)
   Restructuring.....................................................     (383)
   Other income/(expense), net.......................................   (2,858)
                                                                      --------
   Loss before provision for income taxes............................ $(14,757)
                                                                      ========

The following table presents a summary of revenue by geographic region for the fiscal year ended December 31, 1999:

                                                                  Year ended
                                                               December 31, 1999
                                                               -----------------
   Australia..................................................      $ 2,429
   Denmark....................................................        4,861
   Germany....................................................        3,553
   Italy......................................................        3,370
   Norway.....................................................        2,128
   Switzerland................................................        2,782
   United Kingdom.............................................        5,055
   USA........................................................       18,134
   Other......................................................       10,608
                                                                    -------
     Total revenue............................................      $52,920
                                                                    =======

Presentation of revenue by region is based on the country in which the customer is domiciled. Only countries with greater than 4% of total revenue are disclosed individually.

The following table represents a summary of long-lived assets by geographic region as of December 31:

                                                           1999    1998    1997
                                                          ------- ------- ------
   United States......................................... $93,946 $41,136 $4,935
   United Kingdom........................................   2,168     416    --
   France................................................     119     --     --
   Other.................................................      48     100    --
                                                          ------- ------- ------
     Total assets........................................ $96,281 $41,652 $4,935
                                                          ======= ======= ======

The Company's foreign operations are reimbursed by the Company for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 15. RELATED PARTY INFORMATION

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

Due to a change in the Company's development plans for this product, during the first quarter of 1998, the Company and Liraz entered into an amendment to the original custom computer programming agreement, whereby the original royalty payment provisions were repealed. Under the new agreement, the Company agreed to reimburse Liraz's costs of development of $1,500 and to pay Liraz royalties of 3% of program revenues, as defined in the agreement, generated from January 1, 1998 until December 31, 2000. The Company issued a note to Liraz for $1,500 for cost reimbursement pursuant to this agreement and is amortizing the cost of reimbursement over the term of the agreement. See Note
8. The amortization of the cost reimbursement is included as a component of cost of software in the Consolidated Statement of Operations. Total royalties paid to Liraz were $15 and $130 for the years ended December 31, 1999 and 1998, respectively.

In addition, the Company and Liraz were awarded an Israel--U.S. Binational Industrial Research and Development Foundation ("BIRD") grant totaling $432. The BIRD grant provided for reimbursement of up to 50% of the development costs of the above project. At the point at which the products developed under this grant are available for sale, BIRD will be paid a royalty of 2.5% of related sales in the first year and 5% in subsequent years until BIRD recovers 110% to 150% (depending on the elapsed time) of its reimbursement of development costs. The Company capitalized the software development costs associated with Level 8's project development costs and reduced the capitalized costs by any grant funds received from BIRD. At December 31, 1999, the Company had capitalized approximately $1,249, after reimbursement of BIRD funds totaling approximately $400. This product was completed during fiscal year 1998.

The Company sold software licenses to Liraz for $15 and $160 in 1998 and 1997, respectively, for resale to unrelated third parties.

Liraz also pays the salaries and expenses of certain company employees and is reimbursed by the Company. Salaries and expenses paid by Liraz amounted to $372, $568, and $14 during 1999, 1998, and 1997 respectively.

At December 31, 1999 and 1998, the Company had accounts receivable of $- and $271 and accounts payable of $41 and $82 from and to Liraz, respectively.

In June 1999, a subsidiary of Liraz purchased convertible preferred stock and warrants from the Company for $10,000 on the same terms as the other investors in the $21,000 offering. In December, 1999, Liraz exercised its warrants for one million shares of common stock for an aggregate exercise price of $10,000.

The Company issued Liraz 60,000 shares of common stock in exchange for Liraz's guaranty of a $10,000 term loan to the Company used to finance the Template acquisition.

See Note 8 regarding notes payable to Liraz.

NOTE 16. RESTRUCTURING CHARGES

During the fourth quarter of 1999, the Company reorganized its existing operations due to its acquisition of Template. The Company's restructuring included a management change in its development and operations areas, the abandonment of certain leased facilities, and the closure of its French subsidiary. The Company recorded a restructuring charge of $545, which consisted of approximately $275 in costs associated with subleasing excess

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

space, approximately $235 in personnel-related charges, and approximately $35 in professional fees to close its French subsidiary. Through December 31, 1999, the Company had not paid any cash related to these restructuring charges.

During the fourth quarter of 1998, the Company reorganized its existing operations due to its acquisition of Seer. The restructuring included a staff reduction in its development and administrative areas of 20% (15 employees), the abandonment of certain leased facilities, and the write-down to fair value of certain capitalized software costs for product lines which were being discontinued. The Company recorded a restructuring charge of approximately $1,540, which consisted of approximately $706 in personnel-related charges, approximately $292 in costs associated with carrying vacated space until the lease expiration date, approximately $188 of property and equipment related charges, approximately $241 in write-down of capitalized software costs, approximately $100 in professional fees related to the restructuring, and approximately $13 for other charges. Through December 31, 1999, the Company has paid approximately $864 in cash related to the restructuring.

At December 31, 1999 the Company revised its estimate of the 1998 restructuring charge by reducing it by $162 based on a review of the costs paid through December 31, 1999 and the remaining estimated costs. The change in estimate is reflected in the 1999 Consolidated Statement of Operations as a reduction of the restructuring charge for 1999.

The Company believes the accrued restructuring cost of $630 at December 31, 1999 represents its remaining cash obligations for the restructuring charges included above.

NOTE 17. LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows:

     2000............................................................... $ 3,816
     2001...............................................................   3,400
     2002...............................................................   2,964
     2003...............................................................   2,574
     2004...............................................................   1,671
     Thereafter.........................................................   4,040
                                                                         -------
                                                                         $18,465
                                                                         =======

Rent expense for the fiscal years ended December 31, 1999, 1998 and 1997 was $2,940, $790, and $378, respectively.

NOTE 18. CONTINGENCIES

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

On April 6, 1998, the Company sold substantially all assets and operations of its wholly owned subsidiary ProfitKey International, Inc. ("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser has notified the Company that it believes there are substantial adjustments which would require a reduction in the purchase price. The Company and the purchaser pursuant to the terms of the settlement agreement, entered arbitration proceedings to resolve this matter and a discussion from the arbitrator is expected soon. The Company has made a provision for its estimate of the purchase price adjustment and the costs to resolve this matter. Management believes at this time that any additional provision required to ultimately resolve this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company.

On June 30, 1999, Template Software, Inc., filed a claim with the National Association of Securities Dealers for arbitration against Merrill Lynch Pierce Fenner & Smith ("Merrill Lynch") seeking compensatory damages of $950,000 plus attorney's fees and lost income resulting from advice rendered by Merrill Lynch to purchase, and the failure of Merrill Lynch to divest at Template's instruction, a portfolio of zero coupon long-term bonds held by Template. On December 27, 1999, Template Software, Inc. was merged into TSAC, Inc., a wholly owned subsidiary of the Company. Discovery has commenced in the arbitration. The Company expects that the arbitration will be completed by the end of summer 2000. The Company cannot at this time predict the outcome of these proceedings. Management does not believe that the results of this arbitration will have a material effect on the financial position, cash flows, or results of operations of the Company.

On July 15, 1999, Template filed an action against Manugistics, Inc. ("Manugistics") in the United States District Court for the Eastern District of Virginia, seeking compensatory damages of approximately $1.25 million resulting from breach of certain representations contained in a license agreement for Manugistics-developed software. Manugistics filed a counterclaim against the Company, asserting breach of contract, breach of alleged settlement, and wrongful hiring. On October 19, 1999, the Company filed an amended complaint to include two additional claims, fraud in the inducement and constructive fraud, seeking additional damages of $2 million. Subsequent to December 31, 1999, the Company settled this litigation matter at no loss to the Company. The terms of this settlement are confidential.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     First     Second      Third      Fourth
                                    Quarter    Quarter    Quarter    Quarter
                                   ---------  ---------  ---------  ----------
                                    (In thousands, except per share data)
1999:
  Net revenues.................... $  13,205  $  13,007  $  12,803  $   13,905
  Gross profit....................     4,749      5,398      6,178       7,689
  Net loss........................    (3,828)    (4,224)    (2,544)     (4,881)
  Net loss per share -- basic and
   diluted........................    ($0.44)    ($0.49)    ($0.31)     ($0.54)
1998:
  Net revenues.................... $   3,093  $   3,155  $   2,349  $    2,088
  Gross profit....................       901      1,308        358        (199)
  Net loss........................    (2,484)    (2,026)    (2,918)    (17,628)
  Net loss per share -- basic and
   diluted........................    ($0.35)    ($0.26)    ($0.38)     ($2.29)

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


During the fourth quarter of 1999, the Company recorded significant nonrecurring adjustments totaling $2,583. The fourth quarter adjustments related primarily to the acquisition of Template and restructuring charges. See Notes 2 and 16.

During the fourth quarter of 1998, the Company recorded significant nonrecurring adjustments totaling $14,025. These adjustments related primarily to the acquisition of Seer, the impairment of the note receivable from the sale of a subsidiary, the impairment of goodwill recorded in connection with the acquisition of Momentum, and the restructuring charges. See Notes 2, 3, 7, and 16.

                               Index to Exhibits

2.1 Agreement and Plan of Reorganization by and among Level 8, Middleware Acquisition Corporation, Momentum Software Corporation, and Robert Brill, Bruns Grayson and Hubertus Vandervoort, as Trustees of the Momentum Liquidating Trust, on Behalf of the Securityholders of Momentum Software Corporation dated February 27, 1998 (filed as exhibit
     10.42 to Level 8's Annual Report on Form 10-K February 27, 1998 (filed as exhibit 10.42 to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed March 31, 1998, File No. 000-26392).

2.2 Agreement dated November 23, 1998 among Level 8 and Welsh, Carson, Anderson & Stowe VI L.P. ("WCAS") and related parties (the "WCAS Parties") named therein relating to the acquisition of capital stock of Seer Technologies, Inc. by the Company (filed as exhibit 2.1 to the Seer Technologies, Inc. Annual Report on Form 10-K405 for the fiscal year ended September 30, 1998, filed January 12, 1999, File No. 000-26194).

2.2A Amendment No. 1 to the Agreement dated November 23, 1998 among the
     Level 8 and WCAS and the WCAS Parties relating to the acquisition of capital stock of Seer (filed as exhibit (c)(2) to Seer Technologies, Inc.'s Schedule 13e-3 filed on April 8, 1999, File No. 005-54373).

2.3 Agreement and Plan of Merger providing for the reincorporation of Level 8 Systems under Delaware Law (filed as Appendix A (page 48) to Level 8's definitive proxy statement for its 1999 annual meeting filed on Form DEF 14A, filed April 30, 1999, File No. 000-26392).

2.4 Agreement and Plan of Merger, dated as of October 19, 1999, by and among Level 8 Systems, Inc., TSAC, Inc., and Template Software, Inc. (filed as exhibit 2.1 to Level 8's Report on Form 8-K, filed November 5, 1999, File No. 000-26392 (exhibits and schedules 15 omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)).

3.1 Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation (filed as Annex B to Level 8's definitive proxy statement for its 1999 annual meeting filed on Form DEF 14A, filed April 30, 1999, File No. 000-26392).

3.2 Bylaws of Level 8 Systems, Inc., a Delaware corporation (filed as Annex C to Level 8's definitive proxy statement for its 1999 annual meeting filed on Form DEF 14A, filed April 30, 1999, File No. 000-26392).

3.3 Certificate of Designation relating to Series A 4% Convertible Redeemable Preferred Stock (filed as exhibit 3.3 Level 8's Form 8-K filed July 23, 1999, File No. 000-26392).

4.1 Warrant to Purchase Common Stock, dated September 1, 1998, between Template Software, Inc. and Eagle Eye Technologies, Inc. (filed as
     Exhibit 10.26 to Template Software, Inc.'s Quarterly Report on Form 10-Q for the period ended August 31, 1998, File No. 000-21921).

4.2 Form of Warrant Agreement, between the Company and Hampshire Securities Corporation for 135,000 shares of common stock (filed as exhibit 10.27 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

4.3 Form of Warrants issued June 29, 1999 in connection with the sale of Series A 4% Convertible Redeemable Preferred Stock (filed as exhibit
     10.2 to Level 8's Form 8-K filed July 23, 1999, File No. 0-26392).

4.4 Form of Warrant(s) representing the 250,000 Level 8 warrants issued to the WCAS Parties (filed as exhibit 8.2(A) to the Seer Technologies, Inc. Annual Report on Form 10-K for the year ended September 30, 1998, filed on January 12, 1999, File No. 000-26194).

4.5 Registration Rights Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the investors named on the signature pages thereof (filed as exhibit 10.3 to Level 8's Form 8-K filed July 23, 1999, File No. 0-26392).

4.6 Registration Rights Agreement, dated June 13, 1995, between the Company and Liraz (filed as exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

9.1 Stockholders Agreement by and among Level 8 Systems, Inc., Template Software, Inc., and various stockholders of Level 8 and Template (filed as exhibit 10.1 to Level 8's Report on Form 8-K filed November 5, 1999, File No. 000-26392).

10.1  Level 8's February 2, 1995 Non-Qualified Option Plan (filed as exhibit
      10.1 to Across Data Systems, Inc.'s (Level 8's predecessor)
      Registration Statement on Form S-1, filed May 12, 1995, File No.
      33-92230).*

10.2 Template Software, Inc. 1992 Non-Statutory Stock Option Plan (filed as an exhibit to Template Software, Inc.'s Registration Statement on Form S-1, filed on November 27, 1996, File No. 333-17063).

10.3 Template Software, Inc. 1992 Incentive Stock Option Plan (filed as an exhibit to Template Software, Inc.'s Registration Statement on Form S-1, filed on November 27, 1996, File No. 333-17063).

10.4 Template Software, Inc. 1996 Equity Incentive Plan, as amended (filed as an exhibit to Template Software, Inc.'s Registration Statement on Form S-8, filed May 8, 1998, File No. 333-52241).

10.5 Form of Consultant's Non Competition, Confidentiality and Invention Assignment (filed as exhibit 10-7 to Seer's Registration Statement No. 33-92050 on Form S-1 and incorporated herein by reference).

10.6 Employment Agreement between Steven Dmiszewicki and the Company dated December 4, 1998 (filed as exhibit 10.19 to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).*

10.7 Amended and Restated Employment Agreement, effective November 8, 1996, between Level 8 Technologies, Inc. ("Level 8 Technologies") and Samuel Somech (filed as exhibit 10.12 to Registration Statement No. 33-92230 on Form S-1/A).*

10.7A Amendment dated February 26, 1999 to the Employment Agreement between the Company and Samuel Somech dated November 8, 1996 (filed as exhibit 10.2A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).*

10.8 Employment Agreement, dated as of April 30, 1999, between Template Software, Inc. and E. Linwood Pearce (filed as exhibit 10.2 to Template Software, Inc.'s Form 10-Q for the period ending March 31, 1999, filed May 14, 1999).

10.9 License Agreement, dated as of December 17, 1998, between BULL and Template Software, Inc. (filed as exhibit 10.31 to Template Software, Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 26392).

10.10 Development Agreement dated July 17, 1995 between Microsoft Corporation and the Company (filed as exhibit 10.38 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

10.11 Development Agreement dated December 19, 1995 between Liraz and the Company (filed as exhibit 10.38 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

10.11A Amendment No. 1 to the Development Agreement dated December 15, 1995 between Liraz and the Company (filed as exhibit 10.14A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).

10.12 Agreement, dated June 13, 1995, between the Company and Liraz (filed as exhibit 10.23 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

10.13 Sales and Purchase Agreement, dated April, 1997, between Template Software (UK) Limited and British American Financial Services IT & Group Services Limited (filed as an exhibit to Template Software, Inc.'s Quarterly Report on Form 10-Q for the period ended May 31, 1997, File No. 0-21921).

10.14 Agreement, dated March 30, 1999, by and between Template Software, Inc. and PCS Precise Connectivity Solutions Ltd. (filed as exhibit 10.2 to Template Software, Inc.'s Form 10-Q for the period ending March 31, 1999, filed May 14, 1999).

10.15 Agreement NMA201-98-C-0089, dated September 30, 1998, Modification PZ0001, dated November 30, 1998 and Modification PZ0002 dated December 31, 1998, by and between Template Software, Inc. and National Imagery and Mapping Agency (filed as exhibit 10.1 to Template Software, Inc.'s Form 10-Q for the period ending June 30, 1999, filed August 16, 1999).

10.16 Lease Agreement for Cary, N.C. offices, dated March 31, 1997, between Seer Technologies, Inc. and Regency Park Corporation (filed as exhibit
       10.47 to Seer Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1997, File No. 000-26194).

10.16A Addendum #1 to the Lease Agreement for Cary, N.C. offices, dated July 6,
       1998 (filed as exhibit 10.58 to Seer Technology Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 000-26194).

10.16B Amendment to Lease Agreement for Cary, N.C. offices, dated January 21,
       1999 (filed as exhibit 10.21A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).

10.17 Office Lease Agreement, dated April 25, 1996, between Template Software, Inc. and Vintage Park Two Limited Partnership (filed as an exhibit to Template Software, Inc.'s Registration Statement on Form S-1, filed November 27, 1996, File No. 333-17063).

10.17A Amendment to Office Lease Agreement, dated August 18, 1997, between
       Template Software, Inc. and Vintage Park Two Limited Partnership (filed as an exhibit to Template Software, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, dated March 2, 1998, File No. 000-21921).

10.18 Lease Agreement, dated December 25, 1992, between Seer Technologies, Inc. and Capital & Counties (London, England) (filed as exhibit 10.22 to Seer Technologies, Inc.'s Registration Statement on Form S-1, file No. 33-92050).

10.19 Credit Agreement between Seer and Greyrock Business Credit, dated March 26, 1997 (filed as exhibit 10.46 to Seer Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1997, No. 000-26194).

10.19A Amendment to Credit Agreement between Seer and Greyrock Business Credit, dated May 5, 1998 (filed as exhibit 10.53 to Seer Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 000-26194).

10.19B Amendment dated December 31, 1998 between Greyrock Capital, a division of
       NationsCredit Corporation (formerly Greyrock Business Credit) and Seer to the Loan and Security Agreement between Greyrock Business Credit and Seer dated March 26, 1997, as amended (filed as exhibit 10.60 to Seer's Annual Report on Form 10-K for the year ended September 30, 1998, File No. 000-26194).

10.19C Amendment dated March 31, 1999, to the Loan and Security Agreement among
       Seer, the Company and Greyrock Capital, a division of NationsCredit Commercial Corporation (filed as exhibit 10.30 to Level 8's Form 10-Q for the period ending March 31, 1999, filed May 14, 1999).

10.20 Level 8 Guaranty Agreement dated December 31, 1998 (filed as exhibit 10.1 to Level 8's Form 8-K filed as of January 15, 1999, File No. 0-26392).

10.21 Level 8 Promissory Note dated December 31, 1998, in favor of Liraz Systems Ltd. in the principal amount of $12,000,000 (filed as exhibit
       10.2 to the Company's Form 8-K filed as of January 15, 1999, File No. 0-26392).

10.21A Amendment dated May 31, 1999 to amend the Loan document between the Company and Liraz Systems, Ltd. (filed as exhibit 10.4 to Level 8's Form 10-Q for the period ending June 30, 1999, filed August 16, 1999, File No. 000-26392).

10.22 Seer Promissory Note dated December 31, 1998, in favor of Level 8 in the principal amount of $12,000,000 (filed as exhibit 10.3 to the Company's Form 8-K filed as of January 15, 1999, File No. 000-26392).

10.23 Liraz Agreement dated December 31, 1998 (filed as exhibit 10.4 to the Company's Form 8-K filed as of January 15, 1999, File No. 000-26392).

10.24 Amended and Restated Loan and Security Agreement among Seer, the Company and Greyrock Capital, a division of NationsCredit Commercial Corporation, dated March 30, 1999 (filed as exhibit 10.29 to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed April 1, 1999, File No. 000-26392).

10.24A Amendment dated September 24, 1999, to the Loan and Security Agreement among Seer, the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation, dated March 31, 1999 (filed as exhibit 10.34 to the Level 8 10-Q for the period ending September 30, 1999, No. 000-26392).

10.24B Amendment dated March 9, 2000, to the Loan and Security Agreement among
       Seer, the Company and Greyrock Capital, a Bank of America Company, dated March 31, 1999 (filed herewith).

10.25 Financing Agreement, dated September 1, 1998, between Template Software, Inc. and Eagle Eye Technologies, Inc. (filed as exhibit Incorporated by reference to Template Software, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1998 (File No. 0-21921).

10.26 Convertible Promissory Note, dated September 1, 1998, of Eagle Eye Technologies, Inc. (filed as Exhibit 10.25 to Template Software, Inc.'s Quarterly Report on Form 10-Q for the period ended August 31, 1998, File No. 0-21921).

10.27 Assignment of Indebtedness, dated as of February 19, 1997, between Template Software, Inc. and Alain Kuhner (filed as an exhibit to Template Software, Inc.'s Report on Form 8-K, dated March 4, 1997 and filed March 19, 1997, File No. 000-21921).

10.28 Securities Purchase Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the investors named on the signature pages thereof (filed as exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999, File No. 000-26392).

10.29 Share Purchase Agreement, dated June 27, 1997, between Template Holding and Jansen relating to the purchase of Milestone (filed as an exhibit to Template Software, Inc.'s Report on Form 8-K, dated June 27, 1997 and filed July 14, 1997, File No. 000-21921).

10.30 Share Purchase Agreement, dated June 27, 1997, between Template Holding and NeSBIC III, C.V. relating to the purchase of Milestone (filed as an exhibit to Template Software, Inc.'s Report on Form 8-K, dated June 27, 1997 and filed July 14, 1997, File No. 000-21921).

11.1  Statement Regarding Computation of Per Share Earnings (filed herewith).

16.2 Letter from Grant Thornton LLP regarding change in certifying accountant, dated December 22, 1998 (filed as exhibit 16 to Level 8's Form 8-K filed as of December 22, 1998, File No. 0-26392).

16.3 Letter from Grant Thornton LLP regarding change in certifying accountant, dated January 11, 1999 (filed as exhibit 99.2 to the Company's Form 8-K/A filed as of January 11, 1999, No. 0-26392, and incorporated herein by reference).

21.1  List of subsidiaries of the Company (filed herewith).

23.1  Consent of PricewaterhouseCoopers LLP (filed herewith)

23.2  Consent of Grant Thornton LLP (filed herewith)

27.1  Financial Data Schedule for Company (filed herewith).

   *  Management contract or compensatory agreement.