Form 10-Q
period 2000-03-31
LEVEL 8 SYSTEMS INC
filed 2000-05-12
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark  one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000.

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                   For the transition period from          to
                                                 ----------  ----------

                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                                   11-2920559
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


                                 (919) 380-5000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements  for  the  past  90  days.  YES  _  NO  X
                                              -      -

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

13,594,114 common shares, $.001 par value, were outstanding as of May  11, 2000.

LEVEL  8  SYSTEMS,  INC.
INDEX

                                                                                                    Page
PART I.     Financial Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Number
                                                                                                    ------

                      Item 1.     Financial Statements

                                     Consolidated balance sheets as of March 31, 2000 (unaudited)
                                     and December 31, 1999 . . . . . . . . . . . . . . . . . . . .       3

                                     Consolidated statements of operations for the three months
                                     ended March 31, 2000 and 1999 (unaudited) . . . . . . . . . .       4

                                     Consolidated statements of cash flows for the three months
                                     ended March 31, 2000 and 1999 (unaudited) . . . . . . . . . .       5

                                     Consolidated statements of comprehensive income for the
                                     three months ended March 31, 2000 and 1999 (unaudited). . . .       6

                                     Notes to consolidated financial statements (unaudited). . . .       7


                      Item 2.     Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations . . . . . . . . . . . . . . . . . . . .      11

                      Item 3.     Quantitative and Qualitative Disclosures about Market Risk . . .      17


PART II.    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

PART  I.  FINANCIAL  INFORMATION
  ITEM  1.  FINANCIAL  STATEMENTS

                                       LEVEL 8 SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                        March 31,    December 31,
                                                                          2000           1999
                                                                       -----------  --------------
Assets
        Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $    7,993   $       6,509
        Accounts receivable, less allowance for doubtful accounts
              of $1,426 and $1,150 at March 31, 2000 and December 31,
              1999, respectively. . . . . . . . . . . . . . . . . . .      22,499          22,199
        Notes receivable. . . . . . . . . . . . . . . . . . . . . . .       2,000           2,000
        Prepaid expenses and other current assets . . . . . . . . . .       5,307           5,134
                                                                       -----------  --------------

                   Total current assets . . . . . . . . . . . . . . .      37,799          35,842

        Property and equipment, net . . . . . . . . . . . . . . . . .       5,741           5,845
        Intangible assets, net. . . . . . . . . . . . . . . . . . . .      65,697          69,948
        Software product technology, net. . . . . . . . . . . . . . .      19,308          20,488
        Other assets. . . . . . . . . . . . . . . . . . . . . . . . .       1,015           1,458
                                                                       -----------  --------------

                   Total assets . . . . . . . . . . . . . . . . . . .  $  129,560   $     133,581
                                                                       ===========  ==============


Liabilities and stockholders' equity

        Notes payable, due on demand. . . . . . . . . . . . . . . . .  $    6,973   $       4,996
        Current maturities of loan from related company . . . . . . .         519             519
        Current maturities of long-term debt. . . . . . . . . . . . .         182             395
        Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       1,798           2,194
        Accrued expenses:
             Salaries, wages and related items. . . . . . . . . . . .       4,615           4,172
             Merger-related . . . . . . . . . . . . . . . . . . . . .       1,866           4,075
             Restructuring. . . . . . . . . . . . . . . . . . . . . .         431             630
             Other. . . . . . . . . . . . . . . . . . . . . . . . . .       8,693           8,336
        Due to related party. . . . . . . . . . . . . . . . . . . . .          38              41
        Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .       9,687           9,020
                                                                       -----------  --------------

                   Total current liabilities. . . . . . . . . . . . .      34,802          34,378

        Long-term debt, net of current maturities . . . . . . . . . .      20,379          22,202
        Loan from related company, net of current maturities. . . . .       3,000           4,000
        Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .           -             780

        Stockholders' equity
             Preferred stock. . . . . . . . . . . . . . . . . . . . .           -               -
             Common stock . . . . . . . . . . . . . . . . . . . . . .          14              12
             Additional paid-in-capital . . . . . . . . . . . . . . .     120,914         113,507
             Accumulated other comprehensive income . . . . . . . . .        (233)           (159)
             Accumulated deficit. . . . . . . . . . . . . . . . . . .     (49,316)        (41,139)
                                                                       -----------  --------------

                   Total stockholders' equity . . . . . . . . . . . .      71,379          72,221
                                                                       -----------  --------------

                   Total liabilities and stockholders' equity . . . .  $  129,560   $     133,581
                                                                       ===========  ==============

     The accompanying notes are an integral part of the consolidated financial statements.

LEVEL  8  SYSTEMS,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
(UNAUDITED)

                                                    Three Months Ended
                                                        March 31,
                                                      2000      1999
                                                    --------  --------
  Revenue:
    Software . . . . . . . . . . . . . . . . . . .  $ 8,233   $ 2,712
    Maintenance. . . . . . . . . . . . . . . . . .    3,674     3,883
    Services . . . . . . . . . . . . . . . . . . .    7,755     6,610
                                                    --------  --------
            Total operating revenue. . . . . . . .   19,662    13,205

  Cost of revenue:
    Software . . . . . . . . . . . . . . . . . . .    1,930       838
    Maintenance. . . . . . . . . . . . . . . . . .    1,384     1,600
    Services . . . . . . . . . . . . . . . . . . .    6,814     6,018
                                                    --------  --------
            Total cost of revenue. . . . . . . . .   10,128     8,456

  Gross profit . . . . . . . . . . . . . . . . . .    9,534     4,749

  Operating expenses:
    Sales and marketing. . . . . . . . . . . . . .    7,119     2,619
    Research and development . . . . . . . . . . .    2,211     1,679
    General and administrative . . . . . . . . . .    3,548     1,167
    Amortization of intangible assets. . . . . . .    3,526     1,697
                                                    --------  --------
            Total operating expenses . . . . . . .   16,404     7,162

  Loss from operations . . . . . . . . . . . . . .   (6,870)   (2,413)

  Other income (expense)
    Interest income. . . . . . . . . . . . . . . .       39        74
    Interest expense . . . . . . . . . . . . . . .     (696)     (701)
    Amortization of loan guaranty. . . . . . . . .     (213)       --
    Net foreign currency gains/(losses). . . . . .      (38)     (586)
                                                    --------  --------

  Loss before tax provision. . . . . . . . . . . .   (7,778)   (3,626)

  Income tax provision . . . . . . . . . . . . . .      250       202
                                                    --------  --------


  Net loss . . . . . . . . . . . . . . . . . . . .  $(8,028)  $(3,828)
                                                    ========  ========

  Net loss per share - basic and diluted . . . . .  $ (0.64)  $ (0.44)
                                                    ========  ========

  Weighted shares outstanding - basic and diluted.   12,778     8,710
                                                    ========  ========



     The accompanying notes are an integral part of the consolidated financial statements.

                                 LEVEL 8 SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                      (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                                       2000      1999
                                                                     --------  --------

Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(8,028)  $(3,828)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Depreciation and amortization . . . . . . . . . . . . . .    5,414     2,709
          Deferred income taxes . . . . . . . . . . . . . . . . . .        -        (2)
          Allowance for doubtful accounts . . . . . . . . . . . . .      273       104
          Changes in assets and liabilities, net of assets acquired
                   and liabilities assumed:
               Trade accounts receivable. . . . . . . . . . . . . .     (618)      604
               Prepaid expenses and other assets. . . . . . . . . .      196       164
               Accounts payable and accrued expenses. . . . . . . .     (222)   (2,655)
               Merger-related and restructuring . . . . . . . . . .   (1,217)   (1,834)
               Deferred revenue . . . . . . . . . . . . . . . . . .     (113)   (1,350)
                                                                     --------  --------
                    Net cash used in operating activities . . . . .   (4,315)   (6,088)


Cash flows from investing activities:
     Purchases of property and equipment. . . . . . . . . . . . . .     (304)      (54)
     Payments for acquisitions, net . . . . . . . . . . . . . . . .     (466)        -
     Net proceeds on disposition of Template subsidiary . . . . . .      759         -
     Capitalization of software development costs . . . . . . . . .     (300)     (544)
                                                                     --------  --------
                    Net cash used in investing activities . . . . .     (311)     (598)

Cash flows from financing activities:
     Issuance of common shares. . . . . . . . . . . . . . . . . . .    5,505        25
     Dividends on preferred shares. . . . . . . . . . . . . . . . .     (209)        -
     Net borrowings on line of credit . . . . . . . . . . . . . . .    1,975     3,325
     Payments on borrowings from related company. . . . . . . . . .   (1,000)     (496)
     Payments on capital leases . . . . . . . . . . . . . . . . . .      (16)      (13)
     Payment on other long-term debt. . . . . . . . . . . . . . . .     (115)        -
                                                                     --------  --------
                    Net cash provided by in financing activities. .    6,140     2,841

Effect of exchange rate changes on cash . . . . . . . . . . . . . .      (30)      (12)

Net increase (decrease) in cash and cash equivalents. . . . . . . .    1,484    (3,857)

Cash and cash equivalents:
     Beginning of period. . . . . . . . . . . . . . . . . . . . . .    6,509     6,078
                                                                     --------  --------

     End of period. . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,993   $ 2,221
                                                                     ========  ========

     The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                              Three Months Ended
                                                   March 31,
                                                2000      1999
                                              --------  --------
Net loss . . . . . . . . . . . . . . . . . .  $(8,028)  $(3,828)

Other comprehensive income, net of tax
     Foreign currency translation adjustment      (74)     (161)
                                              --------  --------

Comprehensive loss . . . . . . . . . . . . .  $(8,102)  $(3,989)
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

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the conversion of certain notes payable as described in Note 6.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. During the period ended March 31, 2000, all of the Company's subsidiaries were wholly-owned. During the period ended March 31, 1999, all of the Company's subsidiaries were wholly-owned except for Seer
Technologies, Inc. ("Seer"). The Company acquired a 69% interest in Seer on December 31, 1998. Seer had net liabilities of $24,535 at the acquisition date. The stockholders of the remaining 31% of the outstanding voting stock were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets. Accordingly, there is no minority interest in the losses of the Seer subsidiary reflected in the consolidated financial statements as of and for the period ended March 31, 1999.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net loss or stockholders' equity.

 NOTE  2.     EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic earnings (loss) per share calculations. Potentially dilutive securities outstanding during the first quarter of fiscal year 1999 and 2000 include stock options and stock warrants. Additionally, in the first quarter of fiscal year 2000, potentially dilutive securities included preferred stock. Dividends of $209 were paid to the holders of Series A
Preferred  Stock  in  the  first  quarter  of  2000.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                        Three Months Ended
                                             March  31,
                                          2000      1999
                                        --------  --------
Net loss . . . . . . . . . . . . . . .  $(8,028)  $(3,828)

      Preferred stock dividends. . . .     (148)       --
                                        --------  --------

Loss available to common stockholders.  $(8,176)  $(3,828)
                                        ========  ========


Loss per common share:

Net loss per share - basic and diluted  $ (0.64)  $ (0.44)
                                        ========  ========

Weighted common shares outstanding -
basic and diluted. . . . . . . . . . .   12,778     8,710
                                        ========  ========


NOTE  3.     INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 2000 or 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

The income tax provision for the first quarter of fiscal year 2000 and 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for year ended December 31, 1999. Segment data includes a charge allocating all general and administrative expenses to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on loss before interest, net foreign currency gains/(losses), taxes and amortization of goodwill and other intangible assets (EBITA).

The table below presents information about reported segments for the quarter ended March 31, 2000:


                                                        Research
                                                           And
                Software   Maintenance    Services    Development    Total
               ----------  ------------  ----------  -------------  --------
Total Revenue  $   8,233   $      3,674  $   7,755   $          -   $19,662

Total EBITA .  $  (2,467)  $      2,037  $    (301)  $     (2,613)  $(3,344)


The table below presents information about reported segments for the quarter ended March 31, 1999:


                                                        Research
                                                           And
                Software   Maintenance   Services    Development    Total
               ----------  ------------  ---------  -------------  --------
Total Revenue  $   2,712   $      3,884  $   6,610  $          -   $13,205

Total EBITA .  $  (1,062)  $      3,055  $      41  $     (2,750)  $  (716)


A reconciliation of total segment EBITA to total consolidated loss before taxes for the quarters ended March 31 is as follows:


                                  Three months ended
                                        March  31,
                                     2000      1999
                                  --------  --------
  Total EBITA. . . . . . . . . .  $(3,344)  $  (716)
  Amortization of goodwill . . .   (3,526)   (1,697)
  Other expense, net . . . . . .     (908)   (1,213)
                                  --------  --------

  Total loss before income taxes  $(7,778)  $(3,626)
                                  ========  ========


The following table presents a summary of revenue by geographic region for the quarters ended March 31:


                 Three months ended
                       March  31,
                     2000     1999
                  -------  -------
  Australia. . .  $   353  $   648
  Denmark. . . .      958    1,408
  France . . . .    1,625        -
  Germany. . . .      391      542
  Greece . . . .    1,606      408
  Italy. . . . .      386    1,278
  Norway . . . .      635      608
  Switzerland. .      458    1,000
  United Kingdom    1,053    1,608
  USA. . . . . .   11,225    4,511
  Other. . . . .      972    1,194
                  -------  -------

  Total revenue.  $19,662  $13,205
                  =======  =======


Presentation of revenue by region is based on the country in which the customer is domiciled.

NOTE  6.    LONG-TERM  DEBT

In connection with the acquisition of Momentum Software Corporation ("Momentum"), on December 1, 1998, the Company issued notes to various Momentum shareholders totaling $3,000 payable over three years and bearing an interest rate of 10% per annum. As of December 31, 1999, the remaining three installments on the notes totaled $2,250, plus interest. During the first quarter of 2000, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the date the noteholder accepted the offer. The Company converted $1,904 of the Momentum notes in exchange for approximately 55,000 shares of common stock in the first quarter of 2000 as a result of this exchange offer.


NOTE  7.  PREFERRED  STOCK

During the first quarter of 2000, 7,216 shares of the Company's Series A Preferred Stock were converted into 721,600 shares of the Company's common stock.


NOTE  8.   CONTINGENCIES

On April 6, 1998, the Company sold substantially all the assets and operations of its wholly owned subsidiary ProfitKey International, Inc.
("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser notified the Company that it believes there are substantial adjustments which would require a reduction in the purchase price. The Company and the purchaser, pursuant to the terms of the settlement agreement, entered into arbitration proceedings to resolve this matter and a decision from the arbitrator is expected soon. The Company has made a provision for its estimate of the purchase price adjustment and the costs to resolve this matter. Management believes at this time that any additional provision required to ultimately resolve this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company.

In December 1997, Seer filed a lawsuit against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Limited ("CBS") concerning a dispute over a license agreement between Seer, CBS, and Abbas. These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas and CBS. In July 1999, most of those claims were struck out by the court in London, England as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.

On June 30, 1999, Template Software, Inc., filed a claim with the National Association of Securities Dealers for arbitration against Merrill Lynch Pierce Fenner & Smith (''Merrill Lynch'') seeking compensatory damages of $950,000 plus attorney's fees and lost income resulting from advice rendered by Merrill Lynch to purchase, and the failure of Merrill Lynch to divest at Template's instruction, a portfolio of zero coupon long-term bonds held by Template. On December 27, 1999, Template Software, Inc. was merged into TSAC, Inc., a wholly owned subsidiary of the Company. Discovery has commenced in the arbitration. The Company expects that the arbitration will be completed by the end of summer 2000. The Company cannot at this time predict the outcome of these proceedings. Management does not believe that the results of this arbitration will have a material effect on the financial position, cash flows, or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS.
---------------

GENERAL  INFORMATION
--------------------

     Level 8 specializes in delivering software solutions that help companies integrate new and existing computer applications and extend these applications to the Internet to support eBusiness and eCommerce. This specialization is called enterprise application integration or ''EAI.'' Level 8's products and services are designed to enable organizations to address business process automation and application integration in a simple and cost effective way. Level 8 provides customers with software to link their critical business applications internally across the enterprise and externally with strategic business-to-business partners and business-to-business consumers via the Internet.

     Level 8 offers a suite of products for eBusiness and eCommerce under the Geneva brand name. The Geneva Integration Suite has six core components which the Company believes, together, provide the most complete suite of integration software products available for eBusiness integration. These components include Geneva Enterprise Integrator, Geneva Business Process Automator, Geneva Integration Broker, Geneva Message Queuing, Geneva AppBuilder, and Geneva XIPC. In addition to these products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading enterprise application integration solutions.


RESULTS  OF  OPERATIONS
-----------------------

     The Company's results of operations include the operations of the Company and its subsidiaries. Operations for the subsidiaries acquired during 1999 are included from the date of acquisition. Accordingly, the 1999 the results of operations for the first quarter of 1999 do not include the operations of the Company's subsidiary, TSAC, Inc. (which acquired Template Software, Inc. ("Template")) as the date of acquisition was December 27, 1999.

     The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:


                                             Three months ended
                                                   March  31,
                                                 2000     1999
                                               -------  -------
Revenue:
     Software products. . . . . . . . . . . .    41.9%    20.5%
     Maintenance. . . . . . . . . . . . . . .    18.7%    29.3%
     Services . . . . . . . . . . . . . . . .    39.4%    50.2%
                                               -------  -------
Total . . . . . . . . . . . . . . . . . . . .   100.0%   100.0%

Cost of revenue:
     Software products. . . . . . . . . . . .     9.8%     6.3%
     Maintenance. . . . . . . . . . . . . . .     7.0%    12.1%
     Services . . . . . . . . . . . . . . . .    34.7%    45.5%
                                               -------  -------
Total . . . . . . . . . . . . . . . . . . . .    51.5%    64.0%


Gross profit. . . . . . . . . . . . . . . . .    48.5%    36.0%

Operating expenses:
     Sales and marketing. . . . . . . . . . .    36.2%    19.8%
     Research and product development . . . .    11.2%    12.7%
     General and administrative . . . . . . .    18.0%     8.9%
     Amortization of goodwill and intangibles    17.9%    12.8%
                                               -------  -------
Total . . . . . . . . . . . . . . . . . . . .    83.3%    54.2%

Other income (expense), net . . . . . . . . .   (4.6%)   (9.2)%
                                               -------  -------

Loss before taxes . . . . . . . . . . . . . .  (39.4%)  (27.4%)

Income tax provision. . . . . . . . . . . . .     1.3%     1.5%
                                               -------  -------

Net loss. . . . . . . . . . . . . . . . . . .  (40.7%)  (28.9%)
                                               =======  =======



The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:


                          Three months ended
                               March  31,
                               2000   1999
                              -----  -----
               United States   57 %   35 %
               Europe. . . .   38 %   57 %
               Asia Pacific.    2 %    7 %
               Other . . . .    3 %    1 %
                              -----  -----
               Total          100 %   100%
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

     The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers, and the effectiveness of its sales force. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of recognition revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.

     Total  revenues  increased  significantly  for the first quarter of 2000 as compared to the same period of 1999 due to growth in the sales of the Company's software products including the products acquired with Template during 1999, and due to the services business acquired with Template. The Company's gross margins improved to 49% for the quarter ended March 31, 2000 from 36% for the comparable period of 1999.


     SOFTWARE PRODUCTS. Due to the Company's focus on sales and marketing, software products revenue increased significantly for the first quarter or 2000 as compared to the same period of 1999. Software product sales included sales of products acquired from Template, sales of the Company's existing products, and $1.8 million of previously deferred license revenue. The Company entered into an agreement during the first quarter of 2000 with a customer, which removed the obligations requiring deferral of this revenue under SOP 97-2.

     Gross margins on software products increased from a margin of 69% for the first quarter of 1999 to 77% for the first quarter of 2000 primarily due to the increase in the Company's software products revenue. The increase in revenue was offset somewhat by a $1.1 million increase in cost of software. Cost of software is composed primarily of amortization of purchased technology, capitalized software costs for internally developed software, and royalties to third parties for the Company's Geneva Message Queuing product and to a lesser extent production and distribution costs. The increase in cost of software was primarily due to amortization of capitalized software from Template's and Seer's developed technology valued in the purchase transactions.

     MAINTENANCE. Maintenance revenue during the first quarter of 2000 was relatively consistent with the first quarter of 1999. This consistency is the result of a slight decline in the number of customers purchasing maintenance for Geneva AppBuilder and Geneva XIPC, which was offset by new maintenance revenue from Template's customers. Historically, maintenance was not a significant part of Template's revenue. The Company plans to focus on increasing maintenance for the historical Template products in future sales.

     Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance increased from 59% for the first quarter of 1999 to 62% for the first quarter of 2000 due to increases in the installed customer base, while the Company was able to realize economies of scale. During the first quarter of 2000, the Company ended its relationship with a third-party support contractor, and will provide these services with its own personnel in the future.

     SERVICES. Services revenue increased 17% from the first quarter of 1999 to the first quarter of 2000 primarily due to the acquisition of Template. Through the acquisition of Template, the Company became party to government services contracts which resulted in approximately $2.7 million in revenue in the first quarter. The Company is currently evaluating various alternatives for disposing of certain contracts of its government services operations, which are not related to the Company's products.

     Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins increased from 9% to 12% from the first quarter of 1999 to the first quarter of 2000 primarily due to higher utilization of billable resources. The Company is seeking to improve its consulting margins through better utilization of its consultants and by providing high margin services for its EAI products.

     SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as trade show participation and other promotional expenses. Sales and marketing expenses increased significantly from the first quarter of 1999 to the first quarter of 2000 due to an increase in the size of the Company's sales and marketing workforce, both through acquisition and recruiting, and through increased promotional activities. Sales and marketing expenses have also increased as a percentage of revenue from 20% in the first quarter of 1999 to 36% in the first quarter of 2000. These increases were necessitated by the Company's sales and promotional activities to correspond with its emphasis to increase software product revenue. The Company intends to continue to increase its spending in the marketing area to increase market awareness and acceptance of its products and to further establish its indirect distribution network.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel and related overhead. Research and development expense increased 32% from the first quarter of 1999 to the first quarter of 2000 due to the addition of an average of thirty-five developers from Template. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

     GENERAL  AND  ADMINISTRATIVE.     General  and  administrative  expenses
consist of personnel costs for the executive, legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses increased significantly from the first quarter of 1999 to the first quarter of 2000. The increases was primarily the result of professional fees and personnel costs due to the Company's merger activity and to support its growing global organization.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $3.5 million in the first quarter of 2000 and $1.7 million in the first quarter of 1999. The amortization of goodwill in the first quarter of 1999 was related to the purchases of Seer, Momentum Software Corporation ("Momentum"), and Level 8 Technologies. During the first quarter of 2000, amortization of goodwill and other intangibles also included the amortization of intangible assets acquired with Template. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2000 or 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the first quarter of fiscal year 2000 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

     IMPACT  OF  INFLATION.     Inflation  has  not  had a significant effect on
the  Company's  operating  results  during  the  periods  presented.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     Net cash used in operations and investing activities during the first quarter of 2000 was $4.6 million. Payments of approximately $1.2 million for merger and restructuring costs primarily related to the acquisition of Template were a primary component of the net cash outflow in addition to the Company's planned spending to support its sales and marketing efforts. During the first quarter of 2000, the Company also paid $1 million on its outstanding debt obligations with its majority shareholder Liraz. The Company funded its cash needs during the first quarter of 2000 with cash on hand at December 31, 1999, through first quarter operations, through $5.5 million in proceeds from the issuance of common stock as a result of the exercise of stock options and warrants, and through $2 million in additional borrowings under its line of credit.

     As of March 31, 2000, the Company had outstanding borrowings of $17 million under a credit facility with a commercial bank shared between the Company and its subsidiaries (the "Credit Facility") at an interest rate of 11%. The Credit Facility provides for borrowings up to the lesser of $25 million or the sum of 80% of eligible receivables and a $10 million term loan payable on December 31, 2001. The receivables-based borrowings under the Credit Facility are due on demand. The Credit Facility bears interest at the prime rate plus 2% per annum and has no financial covenant provisions. The receivables based borrowing instrument terminates on September 1, 2000; however, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Credit Facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property.

     In conjunction with the purchase of Template, the Company entered into a term loan with a commercial bank for $10 million. The loan bears interest at LIBOR plus 1% (7.25% at March 31, 2000), which is payable quarterly. This term loan will be due May 31, 2001 and has no financial covenants. The loan is guaranteed by Liraz.

     In connection with the acquisition of Momentum Software Corporation ("Momentum"), on December 1, 1998, the Company issued notes to various Momentum shareholders totaling $3,000 payable over three years and bearing an interest rate of 10% per annum. As of December 31, 1999, the remaining three installments on the notes totaled $2,250, plus interest. During the first quarter of 2000, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the date the noteholder accepted the offer. The Company converted $1,904 of the Momentum notes in exchange for approximately 55,000 shares of common stock in the first quarter of 2000 as a result of this exchange offer.

     In addition to the debt described above, the Company has other outstanding borrowings at March 31, 2000 including (i) $.1 million under a note payable to Liraz which bears interest at 4% per year and is payable in equal quarterly installments of $.035 million, including interest, (ii) $.5 million under a note payable to Liraz which bears interest at 8% per year and is payable in annual installments, (iii) a $3 million loan from Liraz which bears interest at 12% and is payable on December 15, 2001, and (iv) $.2 million of $3 million in notes issued to the sellers of Momentum which bear interest at 10% per year and are payable in annual installments. The $3 million loan and other debt payable to Liraz is subordinate in right of payment to the Credit Facility.

     Future maturities on the Company's outstanding debt at March 31, 2000 include $7.7 million in 2000 and $23.4 million in 2001. Of such amounts, $.5 million in 2000 and $3 million in 2001 are due to Liraz.

     As of March 31, 2000, the Company did not have any material commitments for capital expenditures.

     During the first quarter of 1999, the Company incurred a net loss of $8 million and has working capital of $2.1 million and an accumulated deficit of $49.3 million at March 31, 2000. The Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the Credit Facility will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations. The Company may also explore additional debt or equity financing to expand its operations and take advantage of market opportunities.


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

FORWARD  LOOKING  AND  CAUTIONARY  STATEMENTS
---------------------------------------------

     Certain statements contained in this Annual Report may constitute ''forward looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995 (''Reform Act''). The Company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, the Company's representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as ''anticipates,'' ''believes,'' ''expects,'' ''estimates,'' ''intends,'' ''plans,'' ''projects,'' and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the Securities and Exchange Commission and in materials incorporated therein by reference: the Company's future success depends on the market acceptance of the new Geneva Integration Suite; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect the Company's business because its expenses are largely fixed; the Company's quarterly operating results may vary significantly because the Company is not able to accurately predict the amount and timing of individual sales and this may adversely impact the Company's stock price; trends in sales of the Company's products and general economic conditions may affect investors' expectations regarding the Company's financial performance and may adversely affect the Company's stock price; the Company's future results may depend upon the continued growth and business use of the Internet; the Company's government contracts business is subject to a number of risks associated with doing business with the federal government; the Company may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; the Company may not have the ability to recruit, train and retain qualified personnel; the Company may not have the resources to successfully manage the integration of Template; the Company's future results may depend upon the successful integration of future acquisitions; the Company may not have the resources to successfully manage additional growth; rapid technological change could render the Company's products obsolete; if the Company's relationship with Microsoft weakens, it could adversely affect the Company's business; the loss of any one of the Company's major customers could adversely affect the Company's business; the Company's business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on the Company's results of operations; the Company's products may contain undetected software errors, which could adversely affect its business; because the Company's technology is complex, the Company may be exposed to liability claims; year 2000 issues may cause problems with the Company's systems and expose the Company to liability; the failure of the Company to meet product delivery dates could adversely affect its business; the Company may be unable to enforce or defend its ownership and use of proprietary technology; because the Company is a technology company, its common stock may be subject to erratic price fluctuations; and the Company may not have sufficient liquidity and capital resources to meet changing business conditions.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

     Approximately 43% of the Company's revenues in the first quarter of 2000 were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to shareholders' equity.

     The Company hedges its foreign currency receivables in an effort to reduce its exposure to currency exchange rates. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward exchange contract would be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract.

PART  II.          OTHER  INFORMATION


     ITEM  1.  LEGAL  PROCEEDINGS

     On April 6, 1998, the Company sold substantially all the assets and operations of its wholly owned subsidiary ProfitKey International, Inc.
("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price is subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser notified the Company that it believes there are substantial adjustments which would require a reduction in the purchase price. The Company and the purchaser, pursuant to the terms of the settlement agreement, entered into arbitration proceedings to resolve this matter and a decision from the arbitrator is expected soon. The Company has made a provision for its estimate of the purchase price adjustment and the costs to resolve this matter. Management believes at this time that any additional provision required to ultimately resolve this matter will not have a material effect on the financial position, cash flows, or results of operations of the Company.

     In  December  1997,  Seer  filed  a  lawsuit  against  Saadi  Abbas
("Abbas") and Cambridge Business Solutions (UK) Limited ("CBS") concerning a dispute over a license agreement between Seer, CBS, and Abbas. These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas and CBS. In July 1999, most of those claims were struck out by the court in London, England as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.

     On June 30, 1999, Template Software, Inc., filed a claim with the National Association of Securities Dealers for arbitration against Merrill Lynch Pierce Fenner & Smith (''Merrill Lynch'') seeking compensatory damages of $950,000 plus attorney's fees and lost income resulting from advice rendered by Merrill Lynch to purchase, and the failure of Merrill Lynch to divest at Template's instruction, a portfolio of zero coupon long-term bonds held by Template. On December 27, 1999, Template Software, Inc. was merged into TSAC, Inc., a wholly owned subsidiary of the Company. Discovery has commenced in the arbitration. The Company expects that the arbitration will be completed by the end of summer 2000. The Company cannot at this time predict the outcome of these proceedings. Management does not believe that the results of this arbitration will have a material effect on the financial position, cash flows, or results of operations of the Company.

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


     None


     ITEM  5.  OTHER  INFORMATION

     None

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits

               10.31 Amendment dated March 27, 2000, to the Promissory Note, among the Company and Liraz Systems LTD dated December 31, 1999 (filed herewith).

               10.32 Amendment dated March 16, 2000, to the Promissory Note, among the Company and Bank Hapolim dated December 20, 1999(filed herewith).

               27.1     Financial Data Schedule for the Company(filed herewith).


          (b)  Reports  on  Form  8-K
                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Level  8  Systems,  Inc.



Date:  May  12,  2000     /s/  Steven  Dmiszewicki
                               -------------------
                               Steven  Dmiszewicki
                               President


Date:  May  12,  2000     /s/  Renee  D.  Fulk
                               ---------------
                               Renee  D.  Fulk
                               Chief  Financial  Officer