Form 10-K/A
period 1999-12-31
LEVEL 8 SYSTEMS INC
filed 2000-05-16
CIK 945384

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999.

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from      to
                                                    -----  -----

                        Commission File Number:  0-26392

                              LEVEL 8 SYSTEMS, INC.
            (Exact name of registrant as specified in its character)

     DELAWARE                                                     11-2920559
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

                                  _____________

        Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.001
                                                             -------------------
                                    PAR VALUE
                                    ---------

                                  _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
                                               -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                                   -

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


              1998              1999
              ----              ----
         High      Low     High      Low
        -------  -------  -------  -------
First   $16.313  $10.375  $16.250  $ 7.625
Second  $14.000  $ 8.375  $13.125  $ 7.938
Third   $11.000  $ 6.563  $14.000  $ 9.375
Fourth  $ 9.875  $ 5.000  $46.438  $11.500



     The closing price of the common stock on December 31, 1999 was $34.563 per share. As of May 9, 2000, the Company had 129 registered shareholders of record.

     A total of 200,500 shares of Common Stock were issued in 1999 upon the conversion of outstanding convertible preferred stock and notes without registration in reliance upon exemption Section 3(a)(9) of the Securities Act of 1933, as amended. A total of 1,263,460 shares of Common Stock were issued in 1999 upon the exercise of outstanding warrants without registration in reliance on Section 4(2) of the Securities Act at exercise prices ranging from $7.425 to $14.85 per share of Common Stock. The Company also relied on the Section 4(2) private placement exemption to issue Liraz Systems, Ltd. 60,000 shares of Common Stock in exchange for Liraz's guaranty of the company's term loan used to fund the cash portion of the purchase price for the acquisition of Template Software, Inc.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  REGISTRANT

     The Board of Directors of the Company consist of Arie Kilman, Michel Berty, Robert Brill, Theodore Fine, Lenny Recanati, and Samuel Somech. Each of these directors was elected at the 1999 Annual Meeting of Stockholders and will serve until the election and qualification of his successor or until his earlier death, resignation or removal. Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as director of the Company.

ARIE  KILMAN

Director  since  July  1997.          Age:  46

Mr. Kilman has served as Chairman of the Board of Directors of the Company since July 1997. Mr. Kilman has also been Chief Executive Officer of the Company since July 1996. He was President of the Company from July 1996 to October 1996. He previously served as Chairman of the Board of Directors of the Company from December 1994 to July 1996. He is a citizen of Israel.

MICHEL  BERTY

Director  since  July  1997.          Age:  60

Mr. Berty has served as a director of the Company since July 1997. Since April 1997, Mr. Berty has been the owner of MBY Consultant, Inc. Mr. Berty currently serves as a director of Sapiens International Corporation, N.V., Mastech Corporation, Merant, Elligent Consulting Group, Inc. and Ascent Logic Corporation. Mr. Berty served as the Chairman of the Board and Chief Executive Officer of Cap Gemini America (an international information technology consulting firm) from 1993 to April 1997. From 1986 to 1992, he served as the General Secretary of the Gemini Sogeti Group (the parent corporation of Cap Gemini America).

ROBERT  M.  BRILL,  PHD.

Director  since  March  1998.          Age:  53

Dr. Brill has served as a director of the Company since March 1998. Dr. Brill also serves on the Audit Committee of the Board of Directors. Dr. Brill is a General Partner of New Light Management, L.P., Newlight Associates (BVI), L.P., Poly Ventures I, LP and Poly Ventures II, LP, venture capital funds specializing in investments in high technology companies. He is also a director of Standard MicroSystems Corporation. Prior to 1989, Dr. Brill had been the Chief Executive Officer of several high technology companies and has held executive and technical positions with Harris Corporation and IBM. Dr. Brill received degrees in engineering physics and physics from Lehigh University and a PhD. in physics from Brown University.

THEODORE  FINE

Director  since  April  1995.          Age:  63

Mr. Fine has served as a director of the Company since April 1995. He currently serves on the Audit and Compensation Committees of the Board of Directors. Mr. Fine co-founded Level 8 Technologies, a subsidiary of the Company, with Mr. Somech in February 1994. Mr. Fine is also a director and the Chief Executive Officer of Buysmart Enterprises, Inc. Mr. Fine is also a member of the board of directors of ZMAX Corporation. Since January 1993, Mr. Fine has been a management information systems consultant to the financial community and, from April 1995 to July 1996, served as a marketing and sales consultant to the Company. From March 1974 to December 1992, Mr. Fine was Vice President of Technology for Retail International Operations of CitiBank, N.A.

LENNY  RECANATI

Director  since  December  1994.     Age:  45

Mr. Recanati has served as a director of the Company since December 1994. During the last twelve years, Mr. Recanati has been a Senior Manager and Director of Discount Investment Corporation ("DIC"). He is Chairman of the Board of Directors of Ilanot-Discounts Mutual Fund Management Company and is a member of the Board of Directors of a number of Israeli industrial and other enterprises affiliated with DIC, including Liraz Systems, Ltd., Klil Industries Ltd., Elron Electronics Industries Ltd., Super-Sol Ltd., Bayside Land Corporation Ltd., Tefron Ltd. and Tambour Ltd. Mr. Recanati is a citizen of Israel.

SAMUEL  SOMECH

Director  since  April  1995.          Age:  45

Mr. Somech served as President of the Company through June 1999, as Chairman Emeritus since July 1999, as Chief Technology Officer of the Company since October 1996, and as a director of the Company since April 1995. Mr. Somech served as Vice President of the Company from April 1995 to October 1996. He also served as the Technical Director, Messaging Group, of Apertus Technologies, Inc. from January 1994 to March 1994 and Technical Director, Messaging Group, of NYNEX from September 1990 to December 1993. Mr. Somech co-founded Level 8 Technologies, Inc. with Theodore Fine in February 1994. Level 8 Technologies, Inc. was acquired by the Company in 1995 and remains a wholly-owned subsidiary. Mr. Somech is a citizen of Israel.




MEETINGS  AND  COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Board of Directors is responsible for the overall affairs of the Company. The Board of Directors held seven meetings in 1999. Each director attended over 75% of the meetings of the Board and of any committees on which he served in fiscal 1999. To assist the Board of Directors in carrying out this responsibility, the Board has delegated certain authority to several committees. Information concerning those committees follows.

     Messrs. Fine, Kilman and Recanati presently serve on the Compensation Committee of the Board of Directors. The Compensation Committee has (i) full power and authority to interpret the provisions of and supervise the administration of the Company's 1995 Stock Incentive Plan, the 1997 Stock Option Plan, the Company's Employee Stock Purchase Plan (U.S.), the Company's International Stock Purchase Plan and the Company's Outside Directors Stock Incentive Plan, and (ii) the authority to review all compensation matters relating to the Company. The Compensation Committee met ten times during fiscal 1999.

     During 1999, Mr. Frank J. Klein served as a member of the Company's Board of Directors. He tendered his resignation effective December 31, 1999. During 1999, he served on the Compensation and Audit Committees.

     Messrs. Brill, Fine and Recanati presently serve on the Audit Committee of the Board of Directors. The Audit Committee recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements and approves any special assignments given to such accountants. The Audit Committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of the Company's internal accounting staff. The Audit Committee met six times during fiscal 1999.

     The  Board  of  Directors  does  not  have  a  nominating  committee.

     The Board of Directors may from time to time establish certain other committees to facilitate the management of the Company.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Compensation Committee is comprised of Messrs. Fine, Kilman and Recanati. Mr. Kilman is the Chairman of the Board of Directors and Chief
Executive Officer of the Company. Except for Mr. Kilman, none of the other members of the Compensation Committee has served as an executive officer of the Company and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Fine, Kilman or Recanati have served as executive officers. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the directors and executive officers of the Company.

DIRECTOR  COMPENSATION

     In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 12,000 shares at a price equal to the fair market value of the common stock as of the grant date. These options vest over a three year period in equal investments upon the eligible Director's election to the Board. Newly elected eligible directors are also eligible to receive an option to purchase 12,000 shares upon initial election or appointment. The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common shares in lieu of cash, subject to approval by the Board of Directors. In addition, the plan permits the Board of Directors to grant discretionary awards to eligible directors under the plan. Pursuant to the Outside Director Stock Incentive Plan, Messrs. Berty, Brill and Fine received options to purchase 12,000 shares of Common Stock at an exercise price of $9.00 per share. Messrs. Brill and Fine also received options to purchase an additional 6,000 shares of Common Stock pursuant to the 1997 Stock Option Plan at an exercise price of $12.5781 for their service on the Audit and Compensation Committees.

     Michael Berty is entitled to receive each year, for serving as a Director, $12,000 and in addition to the above detailed options, he has previously received options to purchase 12,000 shares of Common Stock at an exercise price of $12.75 per share. None of the Company's other Directors received additional monetary compensation for serving on the Board of Directors of the Company in 1999, other than reimbursement of reasonable expenses incurred in attending meetings.

     The Company's current executive officers are listed below, together with their age, position with the Company and business experience for the past five years.

ARIE  KILMAN               Age:  46

Mr. Kilman currently serves as the Chairman of the Board and Chief Executive Officer of the Company. Please refer to the section of this Annual Report on Form 10-K/A entitled "Directors" for additional information regarding Mr. Kilman's experience.

STEVEN  DMISZEWICKI          Age:38

Mr. Dmiszewicki has served as Chief Operating Officer of the Company since January 1999 and as President of the Company since June 1999. Mr. Dmiszewicki served as Co-President and Chief Financial Officer of Seer Technologies, Inc. ("Seer") from May 1998 to January 1999. From October 1996 to May 1998, he served as Senior Vice President and Chief Financial Officer of Seer. From July 1996 to October 1996, he was employed by Healthpoint G.P. as Vice President, Chief Financial and Administrative Officer. From February 1996 to July 1996, Mr. Dmiszewicki served Seer as Vice President and Chief Financial Officer. From February 1993 until February 1996, Mr. Dmiszewicki served as Seer's Vice President - Finance. Mr. Dmiszewicki, a Certified Public Accountant, obtained his B.S. in Business Administration from Bucknell University. Mr. Dmiszewicki is a citizen of the United States.

DENNIS  MCKINNIE          Age:  43

Mr. McKinnie has served as Senior Vice President, Chief Legal and Administrative Officer and Corporate Secretary of the Company since January 1999. Prior to that, Mr. McKinnie served as Vice President, Chief Legal and Administrative Officer and Corporate Secretary of Seer since April, 1998. Prior to that, Mr. McKinnie was Vice President and General Counsel of Seer. He has also served as Corporate Secretary of Seer since February 1996 and as Assistant Secretary prior thereto. From September 1989 to October 1994, he was associated with the Atlanta, Georgia law firm of Powell, Goldstein, Frazer & Murphy, where he was a member of that firm's Technology Litigation Group. Prior to becoming associated with Powell Goldstein, he was Staff Counsel to the Supreme Court of the United States. During his 16 years of law practice, he also clerked for the Alabama Supreme Court and the United States Court of Appeals for the Eleventh Circuit. Mr. McKinnie holds a B.A. from Union University and a J.D. from the Cumberland School of Law of Samford University.

SAMUEL  SOMECH          Age:  45

Mr. Somech currently serves as Chairman Emeritus, Chief Technology Officer and a director of the Company. Please refer to the section of this Annual Report on Form 10-K/A entitled "Directors" for additional information regarding Mr. Somech's experience.

RENEE  FULK               Age:  31

Ms. Fulk currently serves as the Chief Financial Officer of the Company. Ms. Fulk served as Vice President, Finance for the Company from January 1999 to December 1999. Prior to this position, she served as Seer's Director of Corporate Finance and Director of Finance for the Americas Operating Division. From March 1996 to November 1996, she was employed as Seer's Manager of Financial Reporting. Prior to joining Seer, Ms. Fulk was with Deloitte & Touche, LLP from August 1990 to March 1996. Ms. Fulk, a Certified Public Accountant, obtained her B.S. in Accounting from East Carolina University.


ITEM  11.  EXECUTIVE  COMPENSATION

     The following summary compensation table sets forth the compensation earned by the Company's current Chief Executive Officer and the four other executive officers serving or having served at the end of fiscal 1999 whose salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 1999. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 1999, see "-Option Grants in Fiscal 1999."

                              SUMMARY COMPENSATION TABLE
                                 Annual  Compensation


Name and                                         Other Annual  Securities
Principal               Fiscal                    Compen-      Underlying   All Other
Position                 Year         Salary      sation(1)     Options    Compensation
-------------------  ------------  ------------  ------------  ----------  -------------
Arie Kilman,                 1999  $ 120,000(1)  $  90,000(2)  250,000(3)  $           0
Chief Executive              1998  $ 115,000(4)  $  96,350(5)          0   $           0
Officer, Chairman            1997  $   112,500   $         0           0   $           0
of the Board and
Director

Steven Dmiszewicki,          1999  $   200,000   $ 200,000(6)  235,000(7)  $           0
President

Samuel Somech,               1999  $   150,000   $   6,954(8)          0   $           0
Chairman                     1998  $   150,000   $   7,200(8)          0   $           0
Emeritus Chief               1997  $   150,000   $         0      50,000   $           0
Technology
Officer and
Director

Dennis McKinnie,             1999  $   172,917   $  50,000(9)  95,000(10)  $           0
Senior Vice
President, Chief
Legal and
Administrative
Officer, and
Secretary

Renee Fulk, Chief            1999  $   110,583   $ 65,000(11)  40,000(12)  $           0
Financial Officer
--------------------------------------------------

(1) The indicated amounts do not reflect non-cash compensation in the form of personal benefits provided by the Company that may have value to the recipient. Although such compensation cannot be determined precisely, the Company has concluded that the aggregate value of such benefits awarded to any named executive officer did not exceed the lesser of $50,000 or 10% of his salary and bonus for any fiscal year to which such benefits pertain.

(2) Consists of a $90,000 bonus for the successful completion of Template Software, Inc. acquisition.

(3) Mr. Kilman previously held 200,000 options to purchase Common Stock of the Company at exercise prices ranging from $9.50 to $14.73. On March 30, 1999, he forfeited all of those options, and in December 1999, he was issued 250,000 options at an exercise price of $30.25.

(4) Mr. Kilman's salary for 1998 includes an aggregate of $60,000 paid by the Company and $55,000 paid by Liraz.

(5) The indicated amounts reflect compensation for 1998 paid to Mr. Kilman to pay for travel expenses to and from New York and living expenses in New York, including rent for an apartment, an automobile lease and miscellaneous expenditures related thereto. Liraz has agreed to reimburse the Company at a rate of $3,000 per month for Mr. Kilman's travel expenses.

(6) Includes a $100,000 performance based bonus and a bonus of $100,000 for the successful completion of the Template acquisition.

(7) Mr. Dmiszewicki received options to purchase 235,000 shares of Common Stock at exercise prices ranging from $7.25 to $11.9375.

(8) Includes compensation paid to Mr. Somech for an automobile lease and mobile telephone lease.

(9)     Includes  a  $50,000  performance  based  bonus.

(10) Mr. McKinnie received options to purchase 95,000 shares of Common Stock at exercise prices ranging from $9.50 to $11.9375.

(11)     Consists  of  performance  based  bonuses  totaling  $65,000.

(12) Ms. Fulk received options to purchase 40,000 shares of Common Stock at exercise prices ranging from $9.50 to $11.9375.

     The following table sets forth information regarding each grant of stock options to each of the named executives during fiscal 1999. The Company is required to withhold from the shares issued upon exercise a number of shares sufficient to satisfy applicable withholding tax obligations. The Company did not award any stock appreciation rights ("SARs") during fiscal 1999.



                                     OPTION GRANTS IN FISCAL 1999
                                         INDIVIDUAL  GRANTS
                           --------------------------------------------


                                                                   Potential Realizable Value
               Number of    Percent of                              at Assumed Annual Rates
               Securities   Total Options                            of Appreciation for
               Underlying   Granted to    Exercise                      Option Term
                Options     Employees in    Price     Expiration   ------------------------
  Name          Granted     Fiscal Year   ($/share)      Date         5% ($)       10% ($)
  ----         ---------    ----------   ----------   ---------    ---------     -----------
Arie Kilman      250,000       13.68%    $   30.25     12/15/09    $4,756,015    $12,052,677

Steven           200,000       12.86%    $    7.25     01/14/09    $  911,897    $ 2,310,926
Dmiszewicki       35,000                 $ 11.9375     11/04/09    $  262,760    $   665,886

Samuel Somech          0           0     $       0            -    $        0    $         0

Dennis McKinnie   80,000         5.2%    $    9.50     02/26/09    $  477,960    $ 1,211,244
                  15,000                 $ 11.9375     11/04/09    $  112,611    $   285,379

Renee Fulk        25,000        2.19%    $    9.50     02/26/09    $  149,362    $   378,514
                   5,000                 $   9.875     06/10/09    $   31,052    $    78,691
                  10,000                 $ 11.9375     11/04/09    $   75,074    $   190,253

--------------------------------------------------

     The following table sets forth information concerning the options exercised during fiscal 1999 and held at December 31, 1999 by the named executives.


                        FISCAL 1999 YEAR-END OPTION HOLDINGS AND VALUES

                                             Number of Securities              Value of Unexercised
                                            Underlying Unexercised                 In-the-Money
                                         Options at December 31, 1999    Options at December 31, 1999(1)
                                         ----------------------------     ------------------------------
                     Shares
                    Acquired
                       on       Value
  Name              Exercise  Realized   Exercisable  Unexercisable       Exercisable  Unexercisable
------------------  --------  ---------  -----------  -------------       -----------  -------------
Arie Kilman                0  $       0            0        250,000                 0              0
Steven Dmiszewicki         0  $       0      135,000        100,000         2,097,188      1,675,000
Samuel Somech              0  $       0      477,805              0         7,650,361              0
Dennis McKinnie            0  $       0       35,000         60,000           470,938        870,000
Renee Fulk                 0  $       0       21,250         18,750           281,875        271,875

----------------------------------------------------


(1) Calculated by subtracting the exercise price from $24.00 per share, the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market on May 10, 2000, and multiplying the difference by the number of shares underlying each option.

(2) On March 30, 1999, Mr. Kilman voluntarily terminated all of his outstanding options to purchase 200,000 shares of Common Stock with exercise prices of $10.45 to $14.73. In December 1999, Mr. Kilman was issued 250,000 options at an exercise price of $30.25.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Under the employment agreement between the Company and Mr. Kilman, Mr. Kilman will serve as Chief Executive Officer of the Company. In February 1999, Mr. Kilman's annual base salary was set at $120,000 and he was eligible for an incentive bonus based upon the Company achieving certain performance goals. In February 2000, Mr. Kilman's base salary was increased to $225,000. In February 1999, Mr. Kilman was granted an option to purchase 150,000 shares of Common Stock. Twenty-five (25%) of these stock options vested on February 26, 1999, and the remainder would have vested in three increments of twenty-five (25%) percent each over the next three years. On March 30, 1999, Mr. Kilman voluntarily terminated all of his outstanding options to purchase 200,000 shares of Common Stock at exercise prices ranging from $10.45 to $14.73. In December 1999, Mr. Kilman was issued 250,000 options at an exercise price of $30.25. If Mr. Kilman's employment by the Company is terminated for any reason, Mr. Kilman has agreed that, for one year after such termination and except for his services for Liraz, he will not engage in any business that competes with the Company's business at the time of the termination.

     Under the employment agreement between the Company and Mr. Somech, the Company pays Mr. Somech (a) an annual base salary of $150,000, (b) an annual increase in base salary as determined by the Board of Directors of the Company, in its discretion, (c) a performance bonus determined by the Board of Directors of the Company and (d) a car and telephone allowance of $2,000 a month. If Mr. Somech's employment is terminated for any reason (other than by the Company without cause), Mr. Somech has agreed that, for one year after such termination, he will not directly or indirectly (i) compete with Level 8 Technologies' consulting services in the United States regarding middleware, messaging or fault-tolerant transaction processing, (ii) engage or participate in any business that provides consulting services within the United States with respect to middleware, messaging or fault-tolerant transaction processing, (iii) solicit or divert business from Level 8 Technologies or assist any business in attempting to do so, (iv) cause any business to refrain from doing business with Level 8 Technologies or (v) solicit or hire any person who was an employee of Level 8 Technologies during the term of his employment agreement or assist any business in attempting to do so. On February 26, 1999, Mr. Somech and the Company entered into an amendment to his employment agreement that permits Mr. Somech to retire from the Company at any time during his employment upon three months notice to the Company. Upon his retirement, Mr. Somech will receive retirement benefits of $20,000 per month for a period of two years and his health care benefits will continue during this time or until he obtains alternative health care coverage, whichever is sooner. During his first year of retirement, Mr. Somech has agreed to make himself available to assist the Company and its employees on transition matters.

     Mr. Dmiszewicki was elected to serve as the Chief Operating Officer of the Company on January 27, 1999 and as President in June 1999. Under the employment arrangement between the Company and Steven Dmiszewicki effective December 4, 1998, the Company will pay to Mr. Dmiszewicki an annual base salary of $200,000. His base salary was increased to $225,000 in February 2000. In addition, he is eligible to participate in an incentive bonus program based upon the Company's attainment of certain performance goals. During the first year of his employment, Mr. Dmiszewicki had a bonus potential of up to $200,000. In the event of termination of Mr. Dmiszewicki's employment, other than voluntarily or for cause, his base salary will be continued for twelve (12) months. Mr.
Dmiszewicki was also granted two stock options to purchase 200,000 and 35,000 shares of Common Stock, respectively. Twenty-five (25%) of this stock option vested on December 4, 1998 and the remainder vests in increments of twenty-five (25%) percent over the next three years. In November 1999, he was granted an option to purchase 35,000 shares of Common Stock all of which vested immediately. He is eligible, at the discretion of the Compensation Committee of the Board of Directors, to receive additional options from time to time.

SECTION  162(M)  OF  THE  INTERNAL  REVENUE  CODE

     It  is  the responsibility of the Committee to address the issues raised by
Section 162(m) of the Internal Revenue Code, as amended (the "Code"). The revisions to this Code section made certain non-performance based compensation in excess of $1,000,000 to executives of public companies non-deductible to the companies beginning in 1994. The Committee has reviewed these issues and has determined that no portion of compensation payable to any executive officer for fiscal 1999 is non-deductible. The Company's 1995 Stock Incentive Plan and 1997 Stock Option Plan limit to 200,000 and 200,000, respectively, the number of options or shares that may be awarded to any individual in a single year under these plans.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of the Company's Common Stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, management believes that the Company's directors, executive officers and owners of more than 10% of the its Common Stock complied with all filing requirements in a timely manner during fiscal 1999, except that Liraz has not filed reports under Section 16 reflecting its purchase of Series A 4% Convertible Redeemable Preferred Stock or the shares granted in exchange for Liraz's guaranty of borrowings under the Company's $10 million term loan. See "Certain Relations and Related Party Transactions" below. The outside directors of the Company also failed to timely file Form 4 reports evidencing the stock option grants due to the automatic nature of these grants when the Outside Directors Stock Incentive Plan was approved by the Company's stockholders.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information as of March 31, 2000 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and
(iv)  all  directors  and  executive  officers  of  the  Company  as  a  group.

     Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before July 10, 2000 upon the exercise of stock options. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.



                                                        COMMON STOCK
                                                        ------------
NAME OF BENEFICIAL OWNER                       NO. OF SHARES   PERCENT OF CLASS
---------------------------------------------  --------------  -----------------
Liraz Systems Ltd. ("Liraz")(1)                  5,743,120(2)             42.97%

Welsh, Carson, Anderson & Stowe ("WCAS")(3)      1,250,000(4)              9.35%

Brown Simpson Strategic Growth Fund, Ltd. (5)      455,000(6)              3.40%

Brown Simpson Strategic Growth Fund, L.P. (7)      245,000(8)              1.83%

Seneca Capital Advisors, LLC(9)                 1,729,000(10)             12.94%

Arie Kilman(11)                                      255,000               1.90%

Samuel Somech(12)                                    461,138               3.58%

Theodore Fine(13)                                    121,902                  *

Lenny Recanati(14)                                         0                  *

Michel Berty(15)                                      16,000                  *

Robert M. Brill(16)                                   90,198                  *

Steven Dmiszewicki                                135,000(17)              1.01%

Dennis McKinnie                                    35,000(18)                 *

Renee Fulk                                         21,500(19)                 *

All current directors and executive
officers as a group (9 persons) (20)               1,152,155               8.62%

------------------------------------------------------------



*     Represents  less  than  one  percent  of  the  outstanding  shares.

(1)     The  address  of  Liraz  is  5  Hazoref  Street,  Holon  58856  Israel.
(2) Includes 821,257 shares that Liraz may be deemed to share voting power and dispositive power of common stock with Liraz Export (1990) Ltd., an Israeli corporation and a wholly-owned subsidiary of Liraz and 2,000,000 shares, one-half of which are shares of common stock issuable upon the conversion of Series A 4% Convertible Redeemable Preferred Stock that Liraz may be deemed to share voting and dispositive power with Advanced Systems Europe B.V., a Dutch corporation and a wholly-owned subsidiary of Liraz. Mr. Arie Kilman is a shareholder of Liraz. We have been advised that, as of May 11, 2000, Mr. Kilman owned 1,183,170 ordinary shares of Liraz, which was approximately 19.4% of the ordinary shares of Liraz. Mr. Kilman may, by reason of his ownership in and relationship with Liraz, be deemed to share voting power and dispositive power with respect to the shares beneficially owned by Liraz and therefore may be deemed to be the beneficial owner of such shares.

IDB Holding Corporation Ltd. ("IDB Holding") owns approximately 71% of the outstanding shares of IDB Development Corporation Ltd. ("IDB Development"). IDB Development, in turn, owns approximately 71.7% of the outstanding Discount
Investment Corporation Ltd. ("DIC") common stock which owns all of the outstanding capital stock of PEC Israel Electric Corporation ("EOC"). By reason of the IDB Holdings ownership of IDB Development voting securities, IDB Holding may be deemed to be the beneficial owner of PEC common stock and DIC common stock held by IDB Development. By reason of their positions with, and control of voting securities of, IDB Holding, Mr. Oudi Recanati of Tel Aviv, Israel, and Mr. Leon Recanati of Tel Aviv, Israel and Judith Yovel Recanati of Herzlya, Israel, Mrs. Elaine Recanati, may be each deemed to share the power to direct the voting and disposition of the outstanding shares of PEC common stock and DIC common stock owned by IDB Development and may each, under existing regulations of the Securities and Exchange Commission therefore be deemed a beneficial owner of the shares. Mrs. Elaine Recanati is the aunt of Mr. Leon Recanati and Mrs. Judith Yovel Rcanati, who are brother and sister, and of Mr. Oudi Recdanati, who is the cousin of Mr. Leon Recanati and Judith Yovel Recanati. Companies that the Recanati family control hold approximately 51.6% of the outstanding shares of IDB Holding.

Excludes 1,250,000 shares of Common Stock held by Welsh, Carson, Anderson and Stowe VI, L.P. ("WCAS VI") and certain parties affiliated or associated with WCAS VI (collectively, the "WCAS Parties"), which Liraz and the Company may be deemed to share voting power and/or investment power pursuant to an agreement between the Company and the WCAS Parties dated November 23, 1998.

(3)     The  address  of WCAS is 320 Park Avenue, Suite 2500, New York, New York
10022.

(4) Includes 944,844 shares of Common Stock, and 236,209 additional shares of Common Stock issuable upon the exercise of warrants held by WCAS VI; 11,290 shares of Common Stock, and 2,823 additional shares of Common Stock issuable upon the exercise of warrants held by WCAS Information Partners II, L.P.; 806 shares of Common Stock, and 202 additional shares of Common Stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the Benefit of Eric Welsh; 806 shares of Common Stock, and 202 additional shares of Common Stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the benefit of Randall Welsh; 806 shares of Common Stock, and 202 additional shares of Common Stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the benefit of Jennifer Welsh; 1,613 shares of Common Stock, and 403 additional shares of Common Stock issuable upon the exercise of warrants held by Reboul, MacMurray, Hewitt, Maynard and Kristol; and 39,835 shares of Common Stock, and 9,959 additional shares of Common Stock issuable upon the exercise of warrants held by general partners of WCAS. WCAS is general partner of each of the foregoing limited partnerships. The principals of WCAS are Bruce K. Anderson, Russell L. Carson, Anthony J. de Nicola, James B. Hoover, Thomas E. McInerney, Robert A. Minicucci, Andrew M.
Paul,  Richard  A.  Stowe,  Laura  Van  Buren  and  Patrick  J.  Welsh.

(5) The address of Brown Simpson Strategic Growth Fund, Ltd. is Citco Fund Services, Corporation Center, West Bay Road, P.O. Box 31106, SMB Grand Cayman, Cayman Islands.

(6) Represents shares issuable upon conversion of Series A 4% Convertible Redeemable Preferred Stock and exercise of warrants at an exercise price of $10.00 per share, pursuant to the terms of the Certificate of Designation of Rights, Preferences and Limitations of the Series A 4% Convertible Redeemable Preferred Stock and the warrants.

(7) The address of Brown Simpson Strategic Growth Fund, L.P. is 152 West 57th Street, 40th Floor, New York, New York 10019.

(8) Represents shares issuable upon conversion of Series A 4% Convertible Redeemable Preferred Stock and exercise of warrants at an exercise price of $10.00 per share, pursuant to the terms of the Certificate of Designation of Rights, Preferences and Limitations of the Series A Convertible and Redeemable Preferred Stock and the warrants.

(9)     The  address  of  Seneca  Capital Advisors, LLC is 830 Third Avenue, 4th
Floor,  New  York,  New  York  10022.

(10) Represents shares issuable upon conversion of Series A 4% Convertible Redeemable Preferred Stock and exercise of warrants at an exercise price of $10.00 per share, pursuant to the terms of the Certificate of Designation of Rights, Preferences and Limitations of the Series A 4% Convertible Redeemable Preferred Stock and the warrants.

(11) Excludes shares owned by Liraz, which may be deemed beneficially owned by Mr. Kilman as a result of his position as a shareholder of Liraz and owner of approximately 19.4% of Liraz. On March 30, 1999, Mr. Kilman voluntarily terminated all of his outstanding options exercisable for 200,000 shares of common stock. He was granted 250,000 shares at an exercise price of $30.25 per share.

(12) Includes 477,805 shares subject to stock options exercisable within sixty (60) days.

(13) Includes 107,902 shares subject to stock options exercisable within sixty (60) days; excludes 14,000 shares subject to stock options not exercisable within sixty (60) days.

(14) Excludes 5,743 shares owned by Liraz, which may be deemed beneficially owned by Mr. Recanati as a result of his position as an executive officer of Discount Investment Corporation Ltd. ("DIC"), which owns approximately 20.75% of Liraz.

(15)     Includes 4,000 shares subject to stock options exercisable within sixty
(60) days; excludes 14,000 shares subject to stock options not exercisable within sixty (60) days.

(16) Includes 77,557 shares of Common Stock that are held by Poly Ventures II, L.P., which may be deemed beneficially owned by Dr. Brill as a result of his position as a General Partner of Poly Ventures II, L.P. and 4,000 shares subject to stock options exercisable within sixty (60) days; excludes 8,000 shares subject to stock options not exercisable within sixty (60) days. Includes 8,621 shares of Common Stock issued to Poly Ventures II, L.P. in connection with the exchange of a note issued in connection with the purchase of Momentum Software Corporation.

(17) Includes 135,000 shares subject to stock options exercisable within sixty (60) days; excludes stock options to purchase 100,000 shares of Common Stock not exercisable within sixty (60) days.

(18) Includes 35,000 shares subject to stock options exercisable within sixty (60) days; excludes stock options to purchase 45,000 shares of Common Stock not exercisable within sixty (60) days.

(19) Includes 21,250 shares subject to stock options exercisable within sixty (60) days; excludes stock options to purchase 18,750 shares of Common Stock not exercisable within sixty (60) days.

(20) Excludes shares owned by Liraz as described in Note 8 and includes 1,147,704 shares issuable upon exercise of options and warrants described in Notes 11 through 16.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

BORROWINGS  AND  COMMITMENTS  FROM  LIRAZ

     Under an agreement between Liraz and the Company dated December 31, 1998 (the "Liraz Agreement"), Liraz made a $12 million loan to the Company, which bears simple interest at a rate of 12% a year and matures on June 30, 2000. On May 31, 1999, the Liraz Agreement was amended to change the maturity date from June 30, 2000 to December 15, 2000, and to provide for semiannual interest payments rather than payment of interest at maturity. No other terms of the loan were amended. The Company used part of the proceeds from the issuance of the Series A 4% Convertible Redeemable Preferred Stock to make an $8 million payment to Liraz to pay down the balance of the loan. Liraz had previously committed to provide the Company with up to $7.5 million of working capital payable upon the earlier of March 31, 2001 or the successful completion of an earlier financing providing more than $7.5 million in proceeds to the Company.

As a result of raising more than $7.5 million from the issuance of preferred stock and warrants in June 1999, the Liraz commitment terminated. At March 31, 2000, the Company's total indebtedness to Liraz was $4,519,000.

TEMPLATE  SOFTWARE,  INC.  ACQUISITION

     In December 1999, the Company acquired Template Software, Inc. ("Template") for approximately $64 million in cash and stock. The Company's management team identified Template as a provider of technologies that enables the Company to be one of the first to market with a comprehensive product portfolio representing the next generation of EAI solutions for eBusiness. As part of the Template transaction, the Company obtained an additional $10 million in financing in the form of a 17 month term loan. The financing was guaranteed by Liraz, the Company's principal stockholder, in return for 60,000 shares of the Company's common stock. The number of shares of common stock provided in exchange for the guarantee, was determined by the independent directors of the Company in consultation with an outside appraisal firm and based upon market conditions and the Company's anticipated financing needs at closing. The commitment provides for an interest rate equal to the London Interbank Offered Rate plus 1% annually.

JOINT  DEVELOPMENT  ARRANGEMENT  WITH  LIRAZ

     The Company and Liraz previously had an agreement for the joint development of certain software for a Microsoft contract. Under the agreement, Liraz and the Company were each to pay 50% of the total project development costs. In exchange for providing 50% of such costs, Liraz was previously entitled to receive royalties of 30% of the first $2 million in contract revenue, 20% of the next $1 million, and 8% thereafter. On April 1, 1998, the agreement was amended to provide that the Company would reimburse Liraz's costs of development of $1.5 million and would pay Liraz royalties of 3% of program revenues generated from January 1, 1998 until December 31, 2000. The $1.5 million reimbursement is being amortized over the term of the revised royalty agreement and was paid to Liraz by the delivery of an 8% note payable in three installments in 1998, 1999 and 2000. Additional royalties of $.13 million were paid to Liraz in 1999 for 1998 sales.

     See "- Security Ownership of Certain Beneficial Owners and Management" for a description of the relationships among Liraz and Messrs. Kilman and Recanati, directors of the Company.

ADVANCED  SYSTEMS  EUROPE  B.V.  AND  LIRAZ

     June 29, 1999, the Company completed a $21 million private placement of 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock, convertible into an aggregate of 2.1 million shares of common stock of the Company. Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series A Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of the Company at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $20 per share. The conversion price of the Series A Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $10 per share. In the event the Company breaches its obligations to pay dividends when due or issue common stock upon conversion, or the Company's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of the Company during the first 60 days of such increased dividend rate). As part of the $21 million financing, the Company also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share, subject to adjustment. As long as the Series A Preferred Stock is outstanding, the Company may not purchase shares of its common stock or make distributions on its common stock without the consent of the holders of 85% of the outstanding Series A Preferred Stock. The Company has agreed to register the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933. The Company is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A Preferred Stock, is limited to 19% of the liquidation value of the Series A Preferred Stock. Investors in the Series A Preferred Stock and warrants include Advanced Systems Europe B.V. Advanced Systems Europe purchased $10 million of Series A Preferred Stock and warrants in the transaction and is a subsidiary of Liraz Systems, Ltd., the Company's principal stockholder.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LEVEL  8  SYSTEMS,  INC.
Date:  May  15,  2000

                              By:  /s/  Dennis  McKinnie
                                   ---------------------
                              Dennis  McKinnie
                              Senior  Vice  President,  Chief  Legal  and
                              Administrative  Officer  and  Corporate  Secretary