Form 10-K405/A
period 1999-12-31
LEVEL 8 SYSTEMS INC
filed 2000-05-26
CIK 945384

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 2)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 -------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                         -----------------------------

                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of May 23, 2000 was approximately $141,630,725. There were 13,364,222 shares of Common Stock outstanding as of May 23, 2000.

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


                                            1998                                  1999
                             ---------------------------------     ---------------------------------
                                   High               Low                High               Low
                             --------------     --------------     ---------------    --------------

First....................        $16.313            $10.375             $16.250           $ 7.625
Second...................        $14.000            $ 8.375             $13.125           $ 7.938
Third....................        $11.000            $ 6.563             $14.000           $ 9.375
Fourth...................        $ 9.875            $ 5.000             $46.438           $11.500


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

Michel Berty, Ph.D.

Director since July 1997.    Age: 60

Dr. Berty has served as a director of the Company since July 1997. Since April 1997, Dr. Berty has been the owner of MBY Consultant, Inc. Dr. Berty currently serves as a director of Sapiens International Corporation, N.V., I Gate Capital, Merant, Elligent Consulting Group, Inc. and NetGain, Inc. Dr. Berty served as the Chairman of the Board and Chief Executive Officer of Cap Gemini America (an international information technology consulting firm) from 1993 to April 1997. From 1986 to 1992, he served as the General Secretary of the Gemini Sogeti Group (the parent corporation of Cap Gemini America).

Robert M. Brill, Ph.D.

Director since March 1998.    Age: 53

Dr. Brill has served as a director of the Company since March 1998. Dr. Brill also serves on the Audit Committee of the Board of Directors. Dr. Brill is a General Partner of New Light Management, L.P., Newlight Associates (BVI), L.P., and Poly Ventures II, L.P., venture capital funds specializing in investments in high technology companies. He is also a director of Standard MicroSystems Corporation. Prior to 1989, Dr. Brill had been the Chief Executive Officer of several high technology companies and has held executive and technical positions with Harris Corporation and IBM. Dr. Brill received degrees in engineering physics and physics from Lehigh University and a Ph.D. in physics from Brown University.

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

Lenny Recanati

Director since December 1994.  Age: 45

Mr. Recanati has served as a director of the Company since December 1994. During the last twelve years, Mr. Recanati has been a Senior Manager and Director of Discount Investment Corporation ("DIC"). He is Chairman of the Board of Directors of Ilanot-Discounts Mutual Fund Management Company and is a member of the Board of Directors of a number of Israeli industrial and other enterprises affiliated with DIC, including Liraz Systems, Ltd., Klil Industries Ltd., Elron Electronics Industries Ltd., Super-Sol Ltd., Bayside Land Corporation Ltd., Tefron Ltd. and Tambour Ltd. Mr. Recanati currently serves as Chairman of the Board of Liraz. Mr. Recanati is a citizen of Israel.

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

Director Compensation

    In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 12,000 shares of Common Stock at a price equal to the fair market value of the common stock as of the grant date. These options vest over a three year period in equal investments upon the eligible Director's election to the Board. Newly elected eligible directors are also eligible to receive an option to purchase 12,000 shares upon initial election or appointment. The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common shares in lieu of cash, subject to approval by the Board of Directors. In addition, the plan permits the Board of Directors to grant discretionary awards to eligible directors under the plan. Pursuant to the Outside Director Stock Incentive Plan, Messrs. Berty, Brill and Fine received options to purchase 12,000 shares of Common Stock at an exercise price of $9.00 per share. Dr. Brill received options to purchase an additional 6,000 shares of Common Stock pursuant to the 1997 Stock Option Plan at an exercise price of $12.5781 for his service on the Audit Committee. Mr. Fine received options to purchase an additional 16,000 shares of Common Stock at an exercise price of $9.00 per share for his previous uncompensated service on the Board. Those options also vest over a three-year period in equal installments upon their re-election to the Board.

    Michel Berty is entitled to receive $12,000 each year for serving as a Director, and, in addition to the above detailed options, he previously received options to purchase 12,000 shares of Common Stock at an exercise price of $12.75 per share. None of the Company's other Directors received additional monetary compensation for serving on the Board of Directors of the Company in 1999, other than reimbursement of reasonable expenses incurred in attending meetings.

    Dr. Brill was previously granted options to purchase 12,000 shares of Common Stock of the Company at an exercise price of $8.50. Those options vest in equal installments over a four year period beginning in 1998.

                               EXECUTIVE OFFICERS

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

Steven Dmiszewicki      Age: 38

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

Mr. McKinnie has served as Senior Vice President, Chief Legal and Administrative Officer and Corporate Secretary of the Company since January 1999. Previously, Mr. McKinnie served as Vice President, Chief Legal and Administrative Officer and Corporate Secretary of Seer since April, 1998. Prior to that, Mr. McKinnie was Vice President and General Counsel of Seer. He has also served as Corporate Secretary of Seer since February 1996 and as Assistant Secretary prior thereto. From September 1989 to October 1994, he was associated with the Atlanta, Georgia law firm of Powell, Goldstein, Frazer & Murphy LLP, where he was a member of that firm's Technology Litigation Group. Prior to becoming associated with Powell Goldstein, he was Staff Counsel to the Supreme Court of the United States. During his 16 years of law practice, he also clerked for the Alabama

Supreme Court and the United States Court of Appeals for the Eleventh Circuit. Mr. McKinnie holds a B.A. from Union University and a J.D. from the Cumberland School of Law of Samford University.

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


Item 11.  Executive Compensation

    The following summary compensation table sets forth the compensation earned by the Company's current Chief Executive Officer and the four other executive officers serving or having served at the end of fiscal 1999 whose salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 1999. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 1999, see "Option Grants in Fiscal 1999."

                           Summary Compensation Table



                                         Annual Compensation

         Name and                                                   Other Annual             Securities
        Principal             Fiscal                                   Compen-               Underlying          All Other
         Position              Year            Salary                 sation/(1)/             Options           Compensation
--------------------------  ----------  ---------------------  -----------------------  --------------------  ----------------

Arie Kilman,                   1999            $120,000/(1)/           $ 90,000/(2)/          200,000/(3)/           $0
Chief Executive                1998            $115,000/(4)/           $ 96,350/(5)/                0                $0
Officer, Chairman              1997            $112,500                $      0                     0                $0
of the Board and
Director

Steven Dmiszewicki,            1999            $200,000                $200,000/(6)/           35,000/(7)/
President                      1998            $      0                $      0               200,000/(8)/

Samuel Somech,                 1999            $150,000                $  6,954/(9)/                0                $0
Chairman                       1998            $150,000                $  7,200/(9)/                0                $0
Emeritus Chief                 1997            $150,000                $      0                50,000                $0
Technology
Officer and
Director

Dennis McKinnie,               1999            $172,917                $ 50,000/(10)/          95,000/(11)/          $0
Senior Vice
President, Chief
Legal and
Administrative
Officer, and
Secretary

Renee Fulk, Chief              1999            $110,583                $ 65,000/(12)/          40,000/(13)/          $0
 Financial Officer


---------------


 /(1)/ The indicated amounts do not reflect non-cash compensation in the form of personal benefits provided by the Company that may have value to the recipient. Although such compensation cannot be determined precisely, the Company has concluded that the aggregate value of such benefits awarded to any named executive officer did not exceed the lesser of $50,000 or 10% of his or her salary and bonus for any fiscal year to which such benefits pertain.

 /(2)/ Consists of a $90,000 bonus for the successful completion of the acquisition of Template Software, Inc.

 /(3)/ Mr. Kilman previously held 200,000 options to purchase Common Stock of the Company at exercise prices ranging from $9.50 to $14.73. On March 30, 1999, he forfeited all of those options, and in December 1999, he was issued options to purchase 200,000 shares of Common Stock at an exercise price of $30.25. In the first quarter of 2000, Mr. Kilman was also granted options to purchase an additional 50,000 shares of Common Stock

 /(4)/ Mr. Kilman's salary for 1998 includes an aggregate of $60,000 paid by the Company and $55,000 paid by Liraz.

 /(5)/ The indicated amounts reflect compensation for 1998 paid to Mr. Kilman to pay for travel expenses to and from New York and living expenses in New York, including rent for an apartment, an automobile lease and miscellaneous expenditures related thereto. Liraz has agreed to reimburse the Company at a rate of $3,000 per month for Mr. Kilman's travel expenses.

 /(6)/ Includes a $100,000 performance based bonus and a bonus of $100,000 for the successful completion of the acquisition of Template Software, Inc.

 /(7)/ Mr. Dmiszewicki received options to purchase 35,000 shares of Common
       Stock at an exercise price of $11.9375.

 /(8) In December 1998, Mr. Dmiszewicki received options to purchase 200,000 shares of Common Stock at an exercise price of $7.25.

 /(9)/ Includes compensation paid to Mr. Somech for an automobile lease and mobile telephone lease.

/(10)/ Includes a $50,000 performance based bonus.

/(11)/ Mr. McKinnie received options to purchase 95,000 shares of Common Stock at exercise prices ranging from $9.50 to $11.9375.

/(12)/ Consists of performance based bonuses totaling $65,000.

/(13)/ Ms. Fulk received options to purchase 40,000 shares of Common Stock at exercise prices ranging from $9.50 to $11.9375.

   The following table sets forth information regarding each grant of stock options to each of the named executives during fiscal 1999. The Company is required to withhold from the shares issued upon exercise a number of shares sufficient to satisfy applicable withholding tax obligations. The Company did not award any stock appreciation rights ("SARs") during fiscal 1999.

                         Option Grants in Fiscal 1999

                                             Individual Grants
                    ------------------------------------------------------------------
                                                                                          Potential Realizable Value
                      Number of         Percent of                                         at Assumed Annual Rates
                      Securities      Total Options                                            of Appreciation
                      Underlying        Granted to         Exercise                            for Option Term
                       Options         Employees in         Price         Expiration     ---------------------------
Name                   Granted         Fiscal Year        ($/share)          Date            5% ($)       10% ($)
------------------  --------------  ------------------   ------------   --------------   -------------   -----------
Arie Kilman            200,000           10.94%            $  30.25        12/15/09        $4,756,015    $12,052,677

Steven                  35,000            1.91%            $11.9375        11/04/09        $  262,760    $   665,886
Dmiszewicki

Samuel Somech                0               0             $      0               -        $        0    $         0
Dennis McKinnie         80,000             5.2%            $   9.50        02/26/09        $  477,960    $ 1,211,244
                        15,000                             $11.9375        11/04/09        $  112,611    $   285,379

Renee Fulk              25,000            2.19%            $   9.50        02/26/09        $  149,362    $   378,514
                         5,000                             $  9.875        06/10/09        $   31,052    $    78,691
                        10,000                             $11.9375        11/04/09        $   75,074    $   190,253

   The following table sets forth information concerning the options exercised during fiscal 1999 and held at December 31, 1999 by the named executives.


                Fiscal 1999 Year-End Option Holdings and Values

                                                       Number of Securities               Value of Unexercised
                                Shares              Underlying Unexercised Options        In-the-Money Options
                               Acquired                at December 31, 1999              at December 31, 1999/(1)/
                                  on      Value    -------------------------------   -------------------------------
Name                           Exercise  Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------------------  --------  --------  -----------------  -------------  -----------------  -------------
Arie Kilman/(2)/                  0        $0                  0        200,000                  0                 0
Steven Dmiszewicki                0        $0            135,000        100,000          3,522,788         2,731,000
Samuel Somech                     0        $0            477,805              0         12,695,279                 0
Dennis McKinnie                   0        $0             35,000         60,000            840,538         1,503,600
Renee Fulk                        0        $0             21,250         18,750            506,275           496,875

------------
/(1)/ Calculated by subtracting the exercise price from $34.56 per share, the closing price of the Company's Common Stock as reported by the Nasdaq Stock Market on December 31, 1999, and multiplying the difference by the number of shares underlying each option.

/(2)/ On March 30, 1999, Mr. Kilman voluntarily terminated all of his outstanding options to purchase 200,000 shares of Common Stock with exercise prices of $10.45 to $14.73. In December 1999, Mr. Kilman was issued 200,000 options at an exercise price of $30.25. In the first quarter of 2000, Mr. Kilman was also granted options to purchase an additional 50,000 shares of Common Stock.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

  Under the employment agreement between the Company and Mr. Kilman, Mr. Kilman will serve as Chief Executive Officer of the Company. In February 1999, Mr. Kilman's annual base salary was set at $120,000 and he was eligible for an incentive bonus based upon the Company achieving certain performance goals. In February 2000, Mr. Kilman's base salary was increased to $225,000. In February 1999, Mr. Kilman was granted an option to purchase 150,000 shares of Common Stock. Twenty-five (25%) of these stock options vested on February 26, 1999, and the remainder would have vested in three increments of twenty-five (25%) percent each over the next three years. On March 30, 1999, Mr. Kilman voluntarily terminated all of his outstanding options to purchase 200,000 shares of Common Stock at exercise prices ranging from $10.45 to $14.73. In December 1999, Mr. Kilman was issued 200,000 options at an exercise price of $30.25. During the first quarter of 2000, Mr. Kilman was issued options to purchase an additional 50,000 shares of Common Stock. If Mr. Kilman's employment by the Company is terminated for any reason, Mr. Kilman has agreed that, for one year after such termination and except for his services for Liraz, he will not engage in any business that competes with the Company's business at the time of the termination.

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

  Mr. Dmiszewicki was elected to serve as the Chief Operating Officer of the Company on January 27, 1999 and as President in June 1999. Under the employment arrangement between the Company and Steven Dmiszewicki effective December 4, 1998, the Company will pay to Mr. Dmiszewicki an annual base salary of $200,000. His base salary was increased to $225,000 in February 2000. In addition, he is eligible to participate in an incentive bonus program based upon the Company's attainment of certain performance goals. During the first year of his employment, Mr. Dmiszewicki had a bonus potential of up to $200,000. In the event of termination of Mr. Dmiszewicki's employment, other than voluntarily or for cause, his base salary will be continued for twelve (12) months. In December of 1998, Mr. Dmiszewicki was granted options to purchase 200,000 shares of common stock, twenty-five percent (25%) of this stock option vested on December 4, 1998, twenty-five percent (25%) of this stock option vested on December 4, 1999 and the remainder vests in increments of twenty-five percent (25%) over the next two years. In November 1999, he was granted an option to purchase 35,000 shares of Common Stock all of which vested immediately. He is eligible, at the discretion of the Compensation Committee of the Board of

Directors, to receive additional options from time to time.

Section 162(m) of the Internal Revenue Code

  It is the responsibility of the Compensation Committee to address the issues raised by Section 162(m) of the Internal Revenue Code, as amended (the "Code"). The revisions to this Code section made certain non-performance based compensation in excess of $1,000,000 to executives of public companies non-deductible to the companies beginning in 1994. The Compensation Committee has reviewed these issues and has determined that no portion of compensation payable to any executive officer for fiscal 1999 is non-deductible. The Company's 1995 Stock Incentive Plan and 1997 Stock Option Plan limit to 200,000 and 200,000, respectively, the number of options or shares that may be awarded to any individual in a single year under these plans.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of the Company's Common Stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, management believes that the Company's directors, executive officers and owners of more than 10% of the its Common Stock complied with all filing requirements in a timely manner during fiscal 1999, except that Liraz has not filed reports under Section 16 reflecting its purchase of Series A 4% Convertible Redeemable Preferred Stock or the shares granted in exchange for Liraz's guaranty of borrowings under the Company's $10 million term loan. See "Certain Relationships and Related Party Transactions" below. The outside directors of the Company also failed to timely file Form 4 reports evidencing the stock option grants due to the automatic nature of these grants when the Outside Directors Stock Incentive Plan was approved by the Company's stockholders in May 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth updated and corrected information as of May 15, 2000 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and
(iv) all directors and executive officers of the Company as a group.

  Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before July 23, 2000 upon the exercise of stock options. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

                                                                     Common Stock
                                                        --------------------------------------
Name of Beneficial Owner                                 No. of Shares        Percent of Class
-----------------------                                 --------------        ----------------
Liraz Systems Ltd. ("Liraz")/(1)/                          5,743,120/(2)/           39.3%

Welsh, Carson, Anderson & Stowe ("WCAS")/(3)/              1,250,000/(4)/            9.0%

Brown Simpson Strategic Growth Fund, Ltd. /(5)/              455,000/(6)/            3.2%

Brown Simpson Strategic Growth Fund, L.P./(7)/               245,000/(8)/            1.8%

Brown Simpson Partners I, Ltd./(9)/                          266,300                 2.0%

Arie Kilman                                                   10,000/(10)/             *

Samuel Somech                                                485,607/(11)/           3.4%

Theodore Fine                                                138,887/(12)/           1.0%

Lenny Recanati                                                     0/(13)/             *

Michel Berty                                                   8,000/(14)/             *

Robert M. Brill                                               64,359/(15)/             *

Steven Dmiszewicki                                           135,000/(16)/           1.0%

Dennis McKinnie                                               55,000/(17)/             *

Renee Fulk                                                    27,500/(18)/             *

All current directors and executive officers                 924,353                 6.4%
 as a group (9 persons)/(19)/

-----------
  *  Represents less than one percent of the outstanding shares.

 (1) The address of Liraz is 5 Hazoref Street, Holon 58856 Israel.

 (2) Includes 821,257 shares that Liraz may be deemed to share voting power and dispositive power of common stock with Liraz Export (1990) Ltd., an Israeli corporation and a wholly-owned subsidiary of Liraz and 2,000,000 shares (1,000,000 of which are shares of common stock issuable upon the conversion of Series A 4% Convertible Redeemable Preferred Stock) that Liraz may be deemed to share voting and dispositive power with Advanced Systems Europe B.V., a Dutch corporation and a wholly-owned subsidiary of Liraz. Mr. Arie

     Kilman is a shareholder of Liraz. We have been advised that, as of May 11, 2000, Mr. Kilman owned 1,183,170 ordinary shares of Liraz, which was approximately 19.4% of the ordinary shares of Liraz. Mr. Kilman may, by reason of his ownership in and relationship with Liraz, be deemed to share voting power and dispositive power with respect to the shares beneficially owned by Liraz and therefore may be deemed to be the beneficial owner of such shares.

     IDB Holding Corporation Ltd. ("IDB Holding") owns approximately 71% of the outstanding shares of IDB Development Corporation Ltd. ("IDB Development"). IDB Development, in turn, owns approximately 71.7% of the outstanding Discount Investment Corporation Ltd. ("DIC") common stock which owns all of the outstanding capital stock of PEC Israel Electric Corporation ("EOC"). By reason of the IDB Holdings ownership of IDB Development voting securities, IDB Holding may be deemed to be the beneficial owner of PEC common stock and DIC common stock held by IDB Development. By reason of their positions with, and control of voting securities of, IDB Holding, Mr. Oudi Recanati of Tel Aviv, Israel, Mr. Leon Recanati of Tel Aviv, Israel, Judith Yovel Recanati of Herzlya, Israel and Mrs. Elaine Recanati, may be each deemed to share the power to direct the voting and disposition of the outstanding shares of PEC common stock and DIC common stock owned by IDB Development and may each, under existing regulations of the Securities and Exchange Commission therefore be deemed a beneficial owner of the shares. Mrs. Elaine Recanati is the aunt of Mr. Leon Recanati and Mrs. Judith Yovel Recanati, who are brother and sister, and of Mr. Oudi Recanati, who is the cousin of Mr. Leon Recanati and Judith Yovel Recanati. Companies that the Recanati family control hold approximately 51.6% of the outstanding shares of IDB Holding.

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

 (6) Represents shares issuable upon the exercise of warrants at an exercise price of $10.00 per share.

 (7) The address of Brown Simpson Strategic Growth Fund, L.P. is 152 West 57th Street, 40th Floor, New York, New York 10019.

 (8) Represents shares issuable upon the exercise of warrants at an exercise price of $10.00 per share.

 (9) The address of Brown Simpson Partners I, Ltd. is Walkers P.O. Box 265GT, Walkers' House, Grand Cayman, Cayman Islands.

(10) Excludes shares owned by Liraz, which may be deemed beneficially owned by Mr. Kilman as a result of his position as a shareholder of Liraz and owner of approximately 19.4% of Liraz. On March 30, 1999, Mr.

     Kilman voluntarily terminated all of his outstanding options exercisable for 200,000 shares of Common Stock at exercise prices ranging from $10.45 to $14.73. In December 1999, he was granted options to purchase 200,000 shares at an option price of $30.25 per share, which are not exercisable within sixty (60) days. In the first quarter of 2000, Mr. Kilman was also granted options to purchase an additional 50,000 shares of Common Stock, which are not exercisable within sixty (60) days.

(11) Includes 477,805 shares subject to stock options exercisable within sixty
     (60) days; excludes 50,000 shares subject to stock options not exercisable within sixty (60) days.

(12) Includes 112,402 shares subject to stock options exercisable within sixty
     (60) days; excludes 14,500 shares subject to stock options not exercisable within sixty (60) days.

(13) Excludes shares owned by Liraz, see Note 2, which may be deemed beneficially owned by Mr. Recanati as a result of his position as an executive officer of Discount Investment Corporation Ltd. ("DIC"), which owns approximately 20.75% of Liraz.

(14) Includes 8,000 shares subject to stock options exercisable within sixty
     (60) days; excludes 8,000 shares subject to stock options not exercisable within sixty (60) days.

(15) Includes 24,235 shares of Common Stock and 28,124 additional shares of Common Stock issuable upon the exercise of warrants held by Poly Ventures II, L.P., which may be deemed beneficially owned by Dr. Brill as a result of his position as a General Partner of Poly Ventures II, L.P.; includes 12,000 shares subject to stock options exercisable within sixty (60) days; excludes 18,000 shares subject to stock options not exercisable within sixty (60) days.

(16) Includes 135,000 shares subject to stock options exercisable within sixty
     (60) days; excludes 200,000 shares subject to stock options not exercisable within sixty (60) days.

(17) Includes 55,000 shares subject to stock options exercisable within sixty
     (60) days; excludes 55,000 shares subject to stock options not exercisable within sixty (60) days.

(18) Includes 27,500 shares subject to stock options exercisable within sixty
     (60) days; excludes 27,500 shares subject to stock options not exercisable within sixty (60) days.

(19) Excludes shares owned by Liraz as described in Note 2 and includes 855,831 shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 11 through 19.

Item 13.  Certain Relationships And Related Transactions

Borrowings and Commitments from Liraz

   Under an agreement between Liraz and the Company dated December 31, 1998 (the "Liraz Agreement"), Liraz made a $12 million loan to the Company, which bears simple interest at a rate of 12% a year and matures on June 30, 2000. On May 31, 1999, the Liraz Agreement was amended to change the maturity date from June 30, 2000 to December 15, 2000, and to provide for semiannual interest payments rather than payment of interest at maturity. No other terms of the loan were amended. The Company used part of the proceeds from the issuance of the Series A 4% Convertible Redeemable Preferred Stock to make an $8 million payment to Liraz to pay down the balance of the loan. Liraz had previously committed to provide the Company with up to $7.5 million of working capital payable upon the earlier of March 31, 2001 or the successful completion of an earlier financing providing more than $7.5 million in proceeds to the Company. As a result of raising more than $7.5 million from the issuance of preferred stock and warrants in June 1999, the Liraz commitment terminated. At March 31, 2000 the Company's total indebtedness to Liraz was $4,519,000.

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

   See "Security Ownership of Certain Beneficial Owners and Management" for a description of the relationships among Liraz and Messrs. Kilman and Recanati, directors of the Company.

Preferred Stock and Warrants

   June 29, 1999, the Company completed a $21 million private placement of 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), convertible into an aggregate of 2.1 million shares of common stock of the Company. Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series A Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of the Company at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $20 per share. The conversion price of the Series A Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $10 per share. In the event the Company breaches its obligations to pay dividends when due or issue common stock upon conversion, or the

Company's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of the Company during the first 60 days of such increased dividend rate). As part of the $21 million financing, the Company also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share, subject to adjustment. As long as the Series A Preferred Stock is outstanding, the Company may not purchase shares of its common stock or make distributions on its common stock without the consent of the holders of 85% of the outstanding Series A Preferred Stock. The Company has agreed to register the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933. The Company is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A Preferred Stock, is limited to 19% of the liquidation value of the Series A Preferred Stock. Investors in the Series A Preferred Stock and warrants include Advanced Systems Europe B.V., which purchased $10 million of Series A Preferred Stock and warrants in the transaction and is a subsidiary of Liraz Systems Ltd., the Company's principal stockholder.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LEVEL 8 SYSTEMS, INC.
Date:  May 26, 2000

                                       By: /s/ Dennis McKinnie
                                           -------------------
                                           Dennis McKinnie
                                           Senior Vice President,
                                           Chief Legal and Administrative
                                           Officer and Corporate Secretary