Form 10-Q
period 2000-06-30
LEVEL 8 SYSTEMS INC
filed 2000-08-11
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark  one)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                  For the quarterly period ended June 30, 2000.

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
             For the transition period from          to
                                            ---------   ------------


                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  11-292055
----------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation.  (I.R.S Employer Identification
Number                                                 or organization)



       8000 Regency Parkway, Cary, NC                         275111
----------------------------------------------  -------------------------------
   (Address of principal executive offices                   (ZipCode)




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

13,805,797 common shares, $.001 par value, were outstanding as of August 9, 2000.

                          LEVEL 8 SYSTEMS, INC.  PAGE 1

                                LEVEL  8  SYSTEMS,  INC.
                                        INDEX



                                                                                              Page
PART I.     Financial Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Number
                                                                                              ------

     Item 1.     Financial Statements

                    Consolidated balance sheets as of June 30, 2000 (unaudited)
                    and December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . .       3

                    Consolidated statements of operations (unaudited) for the three and six
                    months ended June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . .       4

                    Consolidated statements of cash flows (unaudited) for six months
                    ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . .       5

                    Consolidated statements of comprehensive income (unaudited) for
                    three and six months ended June 30, 2000 and 1999. . . . . . . . . . . .       6

                    Notes to consolidated financial statements (unaudited) . . . . . . . . .       7


     Item 2.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . .      19


PART II.    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23



                          LEVEL 8 SYSTEMS, INC.  PAGE 2

PART  I.  FINANCIAL  INFORMATION
  ITEM  1.  FINANCIAL  STATEMENTS

                                      LEVEL 8 SYSTEMS, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)
                                           (UNAUDITED)


                                                                       June 30,    December 31,
                                                                         2000          1999
                                                                      ----------  --------------
Assets
        Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  14,042   $       6,509
        Accounts receivable, less allowance for doubtful accounts
              of $1,506 and $1,150 at June 30, 2000 and December 31,
              1999, respectively . . . . . . . . . . . . . . . . . .     19,504          22,199
        Notes receivable . . . . . . . . . . . . . . . . . . . . . .      2,000           2,000
        Prepaid expenses and other current assets. . . . . . . . . .      4,998           5,134
                                                                      ----------  --------------

                   Total current assets. . . . . . . . . . . . . . .     40,544          35,842

        Property and equipment, net. . . . . . . . . . . . . . . . .      5,485           5,845
        Intangible assets, net . . . . . . . . . . . . . . . . . . .     62,110          69,948
        Software product technology, net . . . . . . . . . . . . . .     18,229          20,488
        Other assets . . . . . . . . . . . . . . . . . . . . . . . .        791           1,458
                                                                      ----------  --------------

                   Total assets. . . . . . . . . . . . . . . . . . .  $ 127,159   $     133,581
                                                                      ==========  ==============


Liabilities and stockholders' equity

        Notes payable, due on demand . . . . . . . . . . . . . . . .  $  10,172   $       4,996
        Current maturities of loan from related company. . . . . . .         --             519
        Current maturities of long-term debt . . . . . . . . . . . .        183             395
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .      2,347           2,194
        Accrued expenses:
             Salaries, wages and related items . . . . . . . . . . .      4,873           4,172
             Merger-related. . . . . . . . . . . . . . . . . . . . .        647           4,075
             Restructuring . . . . . . . . . . . . . . . . . . . . .        395             630
             Other . . . . . . . . . . . . . . . . . . . . . . . . .      7,949           8,336
        Due to related party . . . . . . . . . . . . . . . . . . . .        102              41
        Deferred revenue . . . . . . . . . . . . . . . . . . . . . .      9,655           9,020
                                                                      ----------  --------------

                   Total current liabilities . . . . . . . . . . . .     36,323          34,378

        Long-term debt, net of current maturities. . . . . . . . . .     20,349          22,202
        Loan from related company, net of current maturities . . . .      3,000           4,000
        Deferred revenue . . . . . . . . . . . . . . . . . . . . . .          -             780

        Stockholders' equity
             Preferred stock . . . . . . . . . . . . . . . . . . . .          -               -
             Common stock. . . . . . . . . . . . . . . . . . . . . .         14              12
             Additional paid-in-capital. . . . . . . . . . . . . . .    122,846         113,507
             Accumulated other comprehensive income. . . . . . . . .       (413)           (159)
             Accumulated deficit . . . . . . . . . . . . . . . . . .    (54,960)        (41,139)
                                                                      ----------  --------------

                   Total stockholders' equity. . . . . . . . . . . .     67,487          72,221
                                                                      ----------  --------------

                   Total liabilities and stockholders' equity. . . .  $ 127,159   $     133,581
                                                                      ==========  ==============





     The accompanying notes are an integral part of the consolidated financial statements.

                          LEVEL 8 SYSTEMS, INC.  PAGE 3


                                   LEVEL  8  SYSTEMS,  INC.
                          CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                        (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
                                          (UNAUDITED)

                                                         Three Months Ended     Six Months Ended
                                                              June 30,            June 30,
                                                           2000      1999      2000       1999
                                                         --------  --------  ---------  --------

Revenue:
  Software. . . . . . . . . . . . . . . . . . . . . . .  $11,669   $ 3,190   $ 19,902   $ 5,902
  Maintenance . . . . . . . . . . . . . . . . . . . . .    3,804     3,981      7,478     7,864
  Services. . . . . . . . . . . . . . . . . . . . . . .    5,608     5,836     13,364    12,446
                                                         --------  --------  ---------  --------
          Total operating revenue . . . . . . . . . . .   21,081    13,007     40,744    26,212

Cost of revenue:
  Software. . . . . . . . . . . . . . . . . . . . . . .    1,702     1,090      3,632     1,928
  Maintenance . . . . . . . . . . . . . . . . . . . . .    1,545     1,450      2,929     3,050
  Services. . . . . . . . . . . . . . . . . . . . . . .    4,487     5,069     11,302    11,087
                                                         --------  --------  ---------  --------
          Total cost of revenue . . . . . . . . . . . .    7,734     7,609     17,863    16,065

Gross profit. . . . . . . . . . . . . . . . . . . . . .   13,347     5,398     22,881    10,147

Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . .    8,602     2,754     15,721     5,374
  Research and development. . . . . . . . . . . . . . .    2,549     1,555      4,761     3,234
  General and administrative. . . . . . . . . . . . . .    2,652     1,707      6,201     2,873
  In-process research and development . . . . . . . . .       --       744         --       744
  Amortization of intangible assets . . . . . . . . . .    3,587     1,687      7,113     3,384
  Loss on disposal of assets. . . . . . . . . . . . . .      338        --        338        --
                                                         --------  --------  ---------  --------
          Total operating expenses. . . . . . . . . . .   17,728     8,447     34,134    15,609
                                                         --------  --------  ---------  --------

          Loss from operations. . . . . . . . . . . . .   (4,381)   (3,049)   (11,253)   (5,462)

Other income (expense)
  Interest income . . . . . . . . . . . . . . . . . . .       77        81        116       156
  Interest expense. . . . . . . . . . . . . . . . . . .     (844)     (847)    (1,753)   (1,607)
  Net foreign currency gains/(losses) . . . . . . . . .      (79)     (212)      (116)     (740)
                                                         --------  --------  ---------  --------

Loss before provision for income taxes. . . . . . . . .   (5,227)   (4,027)   (13,006)   (7,653)

Income tax provision. . . . . . . . . . . . . . . . . .      300       197        550       399
                                                         --------  --------  ---------  --------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $(5,527)  $(4,224)  $(13,556)  $(8,052)
                                                         ========  ========  =========  ========

Net loss per share - basic and diluted. . . . . . . . .  $ (0.41)  $ (0.49)  $  (1.04)  $ (0.93)
                                                         ========  ========  =========  ========

Weighted common shares outstanding - basic and diluted.   13,706     8,697     13,317     8,704
                                                         ========  ========  =========  ========




     The accompanying notes are an integral part of the consolidated financial statements.


                          LEVEL 8 SYSTEMS, INC.  PAGE 4



                                  LEVEL 8 SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                                       Six Months Ended
                                                                           June 30,
                                                                       2000       1999
                                                                     ---------  --------

Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(13,556)  $(8,052)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization . . . . . . . . . . . . . .    11,389     5,600
          Deferred income taxes . . . . . . . . . . . . . . . . . .        --         2
          Purchased research and development. . . . . . . . . . . .        --       744
          Provision for doubtful accounts . . . . . . . . . . . . .       357       196
          Other . . . . . . . . . . . . . . . . . . . . . . . . . .        43       172
          Changes in assets and liabilities, net of assets acquired
                   and liabilities assumed:
               Trade accounts receivable. . . . . . . . . . . . . .     2,125     1,527
               Prepaid expenses and other assets. . . . . . . . . .       312       549
               Accounts payable and accrued expenses - excluding
                    merger-related and restructuring. . . . . . . .        24    (2,248)
               Merger-related and restructuring . . . . . . . . . .    (2,423)   (2,791)
               Deferred revenue . . . . . . . . . . . . . . . . . .      (145)   (1,610)
                                                                     ---------  --------
                    Net cash used in operating activities . . . . .    (1,916)   (5,911)


Cash flows from investing activities:
     Purchases of property and equipment. . . . . . . . . . . . . .      (540)     (102)
     Payments for acquisitions. . . . . . . . . . . . . . . . . . .      (515)   (2,190)
     Investment held for resale . . . . . . . . . . . . . . . . . .       635        --
     Purchased technology . . . . . . . . . . . . . . . . . . . . .      (167)       --
     Capitalization of software development costs . . . . . . . . .      (576)     (927)
                                                                     ---------  --------
                    Net cash used in investing activities . . . . .    (1,163)   (3,219)

Cash flows from financing activities:
     Issuance of common shares. . . . . . . . . . . . . . . . . . .     7,437       157
     Issuance of preferred shares, net. . . . . . . . . . . . . . .        --    20,896
     Dividends on preferred shares. . . . . . . . . . . . . . . . .      (320)       --
     Payments on borrowings from related company. . . . . . . . . .    (1,519)     (528)
     Payments on capital leases . . . . . . . . . . . . . . . . . .       (45)      (20)
     Net borrowings on line of credit . . . . . . . . . . . . . . .     5,060     5,796
     Pay down on line of credit . . . . . . . . . . . . . . . . . .        --    (4,000)
                                                                     ---------  --------
                    Net cash provided by financing activities . . .    10,611    22,301

Effect of exchange rate changes on cash . . . . . . . . . . . . . .       (41)       (2)

Net increase in cash and cash equivalents . . . . . . . . . . . . .     7,533    13,169

Cash and cash equivalents:
     Beginning of period. . . . . . . . . . . . . . . . . . . . . .     6,509     6,078
                                                                     ---------  --------

     End of period. . . . . . . . . . . . . . . . . . . . . . . . .  $ 14,042   $19,247
                                                                     =========  ========



     The accompanying notes are an integral part of the consolidated financial statements.

                          LEVEL 8 SYSTEMS, INC.  PAGE 5


                                LEVEL 8 SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (IN THOUSANDS)
                                     (UNAUDITED)






                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                                2000      1999      2000       1999
                                              --------  --------  ---------  --------
Net loss . . . . . . . . . . . . . . . . . .  $(5,527)  $(4,224)  $(13,556)  $(8,052)

Other comprehensive income, net of tax
     Foreign currency translation adjustment     (180)       66       (254)      (95)
                                              --------  --------  ---------  --------

Comprehensive loss . . . . . . . . . . . . .  $(5,707)  $(4,158)  $(13,810)  $(8,147)
                                              ========  ========  =========  ========





     The accompanying notes are an integral part of the consolidated financial statements.



                          LEVEL 8 SYSTEMS, INC.  PAGE 6

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the conversion of certain notes payable as described in Note 6.

The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. During the period ended June 30, 2000, all of the Company's subsidiaries were wholly-owned. During the period ended June 30, 1999, all of the Company's subsidiaries are wholly-owned for the entire six month period presented, except for Seer Technologies, Inc. ("Seer"). The Company acquired a 69% interest in Seer on December 31, 1998 and the remaining 31% interest on April 30, 1999. Prior to the completion of the Seer acquisition, Level 8 assumed Seer's net liabilities. The minority stockholders were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets until April 30, 1999. Accordingly, there is no minority interest in the losses of the Seer subsidiary reflected in the consolidated financial statements as for the periods ended June 30, 1999.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net loss or stockholders' equity.

 NOTE  2.     EARNINGS  (LOSS)  PER  SHARE

Basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic earnings (loss) per share calculations. Potentially dilutive securities outstanding during the first half of fiscal year 1999 and 2000 include stock options, stock warrants and preferred stock. Dividends of $209 and $111 were paid to the holders of Series A Preferred Stock in the first and second quarter of 2000, respectively.

                          LEVEL 8 SYSTEMS, INC.  PAGE 7

The following table sets forth the reconciliation of net loss to loss available to common stockholders:


                                          Three Months Ended       Six Months Ended
                                                June 30,              June 30,
                                           2000        1999       2000       1999
                                        ----------  ----------  ---------  --------
Net loss . . . . . . . . . . . . . . .  $  (5,527)  $  (4,224)  $(13,556)  $(8,052)

      Preferred stock dividends. . . .       (117)         --       (265)       --
                                        ----------  ----------  ---------  --------

Loss available to common stockholders.  $  (5,644)  $  (4,224)  $(13,821)  $(8,052)
                                        ==========  ==========  =========  ========


Loss per common share:

Net loss per share - basic and diluted  $   (0.41)  $   (0.49)  $  (1.04)  $ (0.93)
                                        ==========  ==========  =========  ========

Weighted common shares outstanding -
basic and diluted. . . . . . . . . . .     13,706       8,697     13,317     8,704
                                        ==========  ==========  =========  ========







NOTE  3.     INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss in the first half of fiscal year 2000 or 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

The income tax provision for the second quarter of fiscal year 2000 and 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for year ended December 31, 1999. Segment data includes a charge allocating all general and administrative expenses to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on loss before interest, net foreign currency gains/(losses), loss on disposal of assets, taxes and amortization of goodwill and other intangible assets (EBITA).


                          LEVEL 8 SYSTEMS, INC.  PAGE 8

The table below presents information about reported segments for the quarter ended June 30, 2000:


                                                      Research
                                                         And
                Software   Maintenance   Services    Development    Total
               ----------  ------------  ---------  -------------  --------
Total Revenue  $  11,669   $      3,804  $   5,608  $         --   $21,081

Total EBITA .  $     (82)  $      2,043  $     491  $     (2,908)  $  (456)



The table below presents information about reported segments for the quarter ended June 30, 1999:


                                                      Research
                                                         And
                Software   Maintenance   Services    Development    Total
               ----------  ------------  ---------  -------------  --------
Total Revenue  $   3,190   $      3,981  $   5,836  $         --   $13,007

Total EBITA .  $  (1,205)  $      2,324  $      41  $     (1,778)  $  (618)



The table below presents information about reported segments for the six months ended June 30, 2000:


                                                      Research
                                                         And
                Software   Maintenance   Services    Development    Total
               ----------  ------------  ---------  -------------  --------
Total Revenue  $  19,902   $      7,478  $  13,364  $         --   $40,744

Total EBITA .  $  (2,581)  $      4,075  $     235  $     (5,531)  $(3,802)



The table below presents information about reported segments for the six months ended June 30, 1999:


                                                      Research
                                                         And
                Software   Maintenance   Services    Development    Total
               ----------  ------------  ---------  -------------  --------
Total Revenue  $   5,902   $      7,864  $  12,446  $         --   $26,212

Total EBITA .  $  (2,251)  $      4,460  $      68  $     (3,611)  $(1,334)




A reconciliation of total segment EBITA to total consolidated loss before taxes for the three and six months ended June 30 is as follows:


                                    Three months ended     Six months ended
                                        June 30,             June 30,
                                        2000      1999       2000      1999
                                     --------  --------  ---------  --------
Total EBITA . . . . . . . . . . . .  $  (456)  $  (618)  $ (3,802)  $(1,334)
Amortization of goodwill. . . . . .   (3,587)   (1,687)    (7,113)   (3,384)
In-process research and development       --      (744)        --      (744)
Other expense, net. . . . . . . . .   (1,184)     (978)    (2,091)   (2,191)
                                     --------  --------  ---------  --------
Total loss before income taxes. . .  $(5,227)  $(4,027)  $(13,006)  $(7,653)
                                     ========  ========  =========  ========

                          LEVEL 8 SYSTEMS, INC.  PAGE 9

The following table presents a summary of revenue by geographic region for the three and six months period ended June 30:


                 Three months ended   Six months ended
                        June 30,           June 30,
                     2000       1999     2000     1999
                ---------  ---------  -------  -------
Australia. . .  $     342  $     869  $   695  $ 1,517
Denmark. . . .      1,561      2,628    2,519    4,036
France . . . .        306         --    1,931       --
Germany. . . .        389        927      780    1,469
Greece . . . .        149        451    1,755      859
Italy. . . . .        355        603      741    1,881
Norway . . . .        450        541    1,085    1,149
Switzerland. .        463        680      921    1,680
United Kingdom      5,730        920    6,783    2,528
USA. . . . . .     10,159      3,507   21,384    8,018
Other. . . . .      1,177      1,881    2,150    3,075
                ---------  ---------  -------  -------
Total revenue.  $  21,081  $  13,007  $40,744  $26,212
                =========  =========  =======  =======




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

During July 2000, the Company's $10,000 term loan with a commercial bank was amended. The amendment extended the due date from May 31, 2001 to November 30, 2001. No other terms were amended. In conjunction with the extension, Liraz Systems, Ltd ("Liraz") extended their guarantee of the note in exchange for additional shares of common stock.

Subsequent to June 30, 2000 the Company paid the remaining $3,000 balance of the $12,000 loan from Liraz.


NOTE  7.  PREFERRED  STOCK

During the first half of 2000, 7,216 shares of the Company's Series A Preferred Stock were converted into 721,600 shares of the Company's common stock.

Subsequent to June 30, 2000, the Company completed its agreement to sell 30,000 shares of Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), for $30,000, convertible into an aggregate of approximately 1.2 million shares of common stock of the Company. The proceeds will be used to pay down debt and for other general corporate purposes. The sale of the Series B Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

Holders of the Series B Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series B Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series B Preferred Stock. The Series B Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after July 20, 2001 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $50.125 per share. The conversion price of the Series B Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $25.0625 per share. In the event Level 8 breaches its


                         LEVEL 8 SYSTEMS, INC.  PAGE 10
obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series B Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $30 million financing, Level 8 also issued the investors warrants to purchase 1,047,382 shares of common stock at an exercise price of $25.0625 per share. Level 8 has agreed to register the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series B Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series B Preferred Stock, is limited to 19% of the liquidation value of the Series B Preferred Stock.


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

In December 1997, Seer filed a lawsuit against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Limited ("CBS") concerning a dispute over a license agreement between Seer, CBS, and Abbas. These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas. In July 1999, most of those claims were struck out by the court in London, England as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. One claim that was struck out is subject to appeal. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.



NOTE  9.  SUBSEQUENT  EVENT

On July 31, 2000, the Company announced that it intends to acquire the rights to a comprehensive integrated desktop computer environment from a global financial management and advisory company, in exchange for 1 million shares of its common stock. The transaction is pending final United States federal regulatory approval and certain other conditions. The Company intends to extend the product to a multi-platform environment that works with its existing eBusiness integration products.


                         LEVEL 8 SYSTEMS, INC.  PAGE 11

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


RESULTS  OF  OPERATIONS
-----------------------

     The Company's results of operations include the operations of the Company and its subsidiaries. Operations for the subsidiaries acquired during 1999 are included from the date of acquisition. Accordingly, the results of operations for the first half of 1999 do not include the operations of the Company's subsidiary, TSAC, Inc. (which acquired Template Software, Inc. ("Template")) on December 27, 1999.


                         LEVEL 8 SYSTEMS, INC.  PAGE 12

     The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:

                                               Three months ended Six months ended
                                                    June  30,         June  30,
                                                  2000     1999     2000     1999
                                                -------  -------  -------  -------
Revenue:
     Software products . . . . . . . . . . . .    55.4%    24.5%    48.8%    22.5%
     Maintenance . . . . . . . . . . . . . . .    18.0%    30.6%    18.4%    30.0%
     Services. . . . . . . . . . . . . . . . .    26.6%    44.9%    32.8%    47.5%
                                                -------  -------  -------  -------
Total. . . . . . . . . . . . . . . . . . . . .   100.0%   100.0%   100.0%   100.0%

Cost of revenue:
     Software products . . . . . . . . . . . .     8.1%     8.4%     8.9%     7.4%
     Maintenance . . . . . . . . . . . . . . .     7.3%    11.1%     7.2%    11.6%
     Services. . . . . . . . . . . . . . . . .    21.3%    39.0%    27.7%    42.3%
                                                -------  -------  -------  -------
Total. . . . . . . . . . . . . . . . . . . . .    36.7%    58.5%    43.8%    61.3%

Gross profit . . . . . . . . . . . . . . . . .    63.3%    41.5%    56.2%    38.7%

Operating expenses:
     Sales and marketing . . . . . . . . . . .    40.8%    21.2%    38.6%    20.5%
     Research and product development. . . . .    12.1%    12.0%    11.7%    12.3%
     General and administrative. . . . . . . .    12.6%    13.1%    15.2%    11.0%
     Amortization of goodwill and intangibles.    17.0%    13.0%    17.5%    12.9%
     Purchased research and development. . . .    ----      5.7%    ----      2.8%
     Loss on disposal of assets. . . . . . . .     1.6%     ---      0.8%     ---
                                                -------  -------  -------  -------
Total. . . . . . . . . . . . . . . . . . . . .    84.1%    65.0%    83.8%    59.5%

Loss from operations . . . . . . . . . . . . .  (20.8%)  (23.5%)  (27.6%)  (20.8%)

Other income (expense), net. . . . . . . . . .   (4.0%)   (7.5)%   (4.3)%   (8.4)%
                                                -------  -------  -------  -------

Loss before taxes. . . . . . . . . . . . . . .  (24.8%)  (31.0%)  (31.9%)  (29.2%)

Income tax provision . . . . . . . . . . . . .     1.4%     1.5%     1.3%     1.5%
                                                -------  -------  -------  -------

Net loss . . . . . . . . . . . . . . . . . . .  (26.2%)  (32.5%)  (33.2%)  (30.7%)
                                                =======  =======  =======  =======




The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:


                 Three months ended   Six months ended
                     June  30,          June  30,
                    2000   1999       2000   1999
                    -----  -----       -----  -----
United States        48 %   27 %        52 %   31 %
Europe. . . .        49 %   63 %        45 %   60 %
Asia Pacific.         2 %    7 %         2 %    7 %
Other . . . .         1 %    3 %         1 %    2 %
                    -----  -----       -----  -----
Total . . . .       100 %  100 %       100 %  100 %
                    =====  =====       =====  =====



                         LEVEL 8 SYSTEMS, INC.  PAGE 13

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

     Total revenues increased significantly for the second quarter and year-to-date periods of 2000 as compared to the same periods of 1999 due to growth in the sales of the Company's software products and due to the services business acquired with Template. The Company's gross margins improved to 63% and 56% for the second quarter and year-to-date periods ended June 30, 2000 from 42% and 39% for the comparable periods of 1999.


     SOFTWARE PRODUCTS. Software products revenue increased significantly for the second quarter and year-to-date periods of 2000 as compared to the same periods of 1999. Software product sales increased due to the Company's focus on sales and marketing, which resulted in increased sales of its products.

     Gross margins on software products increased from a margin of 66% and 67% for the second quarter and year-to-date periods of 1999 to 85% and 82% for the same periods of 2000 primarily due to the increase in the Company's software products revenue. The increase in revenue in the first six months of 2000, was offset somewhat by a $1.7 million increase in cost of software. Cost of software is composed primarily of amortization of purchased technology, capitalized software costs for internally developed software, royalties to third parties for the Company's Geneva Message Queuing product and, to a lesser extent, production and distribution costs. The increase in cost of software was primarily due to amortization of purchased technology from the acquisition of Template and Seer Technology, Inc ("Seer").

     MAINTENANCE.     Maintenance  revenue  during  the  second  quarter  and
year-to-date periods of 2000 was relatively consistent with the same periods of 1999. This consistency is the result of a decline in the number of customers not renewing the same level of maintenance for Geneva AppBuilder and Geneva XIPC, which was partly offset by new maintenance revenue from Template's customers and new software sales. Historically, maintenance was not a significant part of Template's revenue. The Company plans to focus on increasing maintenance for the historical Template products in future sales.

     Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance were constant at approximately 60% in the second quarter and year-to-date periods of both 2000 and 1999. During the first quarter of 2000, the Company ended its relationship with the third-party support contractor, and now provides these services with its own personnel.

     SERVICES. Services revenue decreased 4% from the second quarter of 1999 and increased 7% from the year-to-date period of 1999 as compared to the same periods of 2000. The increase in the year-to-date period of 2000 is primarily due to the acquisition of Template. Through the acquisition of Template, the Company became party to government services contracts, which resulted in approximately $3.5 million in revenue in the year-to-date period of 2000. During the second quarter, the Company disposed of its classified government contracts, which were not related to the Company's products.

     Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins increased from 13% in the second quarter and 11% in the year-to-date period of 1999 to 20% and 15% in the comparable periods of 2000 due to higher utilization of billable resources and by providing more services for its EAI products, rather than the Company's AppBuilder products which historically carry lower margins.


                         LEVEL 8 SYSTEMS, INC.  PAGE 14

     SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for sales and technical sales support personnel, travel, and related overhead, as well as trade show participation and other promotional expenses. Sales and marketing expenses increased significantly from the second quarter and year-to-date period of 1999 to the same periods of 2000 due to an increase in the size of the Company's sales and marketing workforce, both through acquisition and recruiting, and through increased promotional activities. Sales and marketing expenses have also increased as a percentage of revenue from 21% in the year-to-date period of 1999 to 39% in the comparable period of 2000. These changes were instituted to drive increased software product revenue. The Company plans further increases in the marketing area to enhance market awareness and acceptance of its products and to further establish its indirect distribution network.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel and related overhead. Research and development expense increased 64% and 47% from the second quarter and year-to-date periods of 1999 to the comparable periods of 2000 primarily due to the addition of an average of thirty-five developers from Template. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

     GENERAL  AND  ADMINISTRATIVE.     General  and  administrative  expenses
consist of personnel costs for the executive, legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses increased significantly from the second quarter and year-to-date period of 1999 to the same periods of 2000. The increases were primarily the result of increased professional fees and personnel costs due to the growth in the Company's business both internally and through its acquisition of Template.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $3.6 million in the second quarter and $7.1 million in the year-to-date period of 2000 compared to and $1.7 million and $3.4 million in the comparable periods of 1999. The amortization of goodwill in the first half of 1999 was related to the purchases of Seer, Momentum Software Corporation ("Momentum"), and Level 8 Technologies. During the first half of 2000, amortization of goodwill and other intangibles also included the amortization of intangible assets acquired with Template. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the second quarter and year-to-date period of 2000 or 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the year-to-date period of fiscal year 2000 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

     IMPACT  OF  INFLATION.     Inflation  has  not  had a significant effect on
the  Company's  operating  results  during  the  periods  presented.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     Net cash used in operations and investing activities during the first two quarters of 2000 was $3.1 million. Payments of approximately $2.9 million for merger and restructuring costs primarily related to the acquisition of Template were the primary components of the net cash outflow in addition to the Company's planned spending to support its sales and marketing efforts. During the year-to-date period of 2000, the Company has paid approximately $1.5 million on its outstanding debt obligations with its majority shareholder Liraz Systems, Ltd. ("Liraz"). The Company funded its cash needs during the first half of 2000 with cash on hand at December 31, 1999, through operations, through $7.4 million in proceeds from the issuance of common stock as a result of the exercise of stock options and warrants, and through $5 million in additional borrowings under its line of credit.


                         LEVEL 8 SYSTEMS, INC.  PAGE 15

     As of June 30, 2000, the Company had outstanding borrowings of $20.2 million under a credit facility with a commercial bank shared between the Company and its subsidiaries (the "Credit Facility") at an interest rate of 11.5%. The Credit Facility provides for borrowings up to the lesser of $25 million or the sum of 80% of eligible receivables and a $10 million term loan payable on December 31, 2001. The receivables-based borrowings under the Credit Facility are due on demand. The Credit Facility bears interest at the prime rate plus 2% per annum and has no financial covenant provisions. The receivables based borrowing instrument terminates on December 1, 2000; however, it is automatically renewed for successive additional terms of one year each, unless terminated by either party. The Credit Facility is collateralized by the Company's accounts receivable, equipment and intangibles, including intellectual property.

     In conjunction with the purchase of Template, the Company entered into a term loan with a commercial bank for $10 million. The loan bears interest at LIBOR plus 1% (7.75% at June 30, 2000), which is payable quarterly. This term loan will be due November 30, 2001 and has no financial covenants. The loan is guaranteed by Liraz.

     In connection with the acquisition of Momentum Software Corporation ("Momentum"), on December 1, 1998, the Company issued notes to various Momentum shareholders totaling $3 million payable over three years and bearing an interest rate of 10% per annum. As of December 31, 1999, the remaining three installments on the notes totaled $2.25 million, plus interest. During the first quarter of 2000, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the date the noteholder accepted the offer. The Company converted $1.9 million of the Momentum notes in exchange for approximately 55,000 shares of common stock in the first quarter of 2000 as a result of this exchange offer. As of June 30, 2000 $.2 million of the notes are outstanding.

     In addition to the debt described above, the Company has other outstanding borrowings at June 30, 2000 including $3 million from Liraz which bears interest at 12% and is payable on December 15, 2001. The borrowings from Liraz are subordinate in right of payment to the Credit Facility. Subsequent to June 30, 2000, the Company repaid the $3 million loan from Liraz.

     Future maturities on the Company's outstanding debt at June 30, 2000 include $10.4 million in 2000 and $23.3 million in 2001. Of such amounts, $3 million in 2001 is due to Liraz.

     Subsequent to June 30, 2000, the Company completed its agreement to sell 30,000 shares of Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), for $30 million convertible into an aggregate of approximately 1.2 million shares of common stock of the Company. The proceeds will be used to pay down debt and for other general corporate purposes. The sale of the Series B Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

     Holders of the Series B Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series B Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series B Preferred Stock. The Series B Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after July 20, 2001 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $50.125 per share. The conversion price of the Series B Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $25.0625 per share. In the event Level 8 breaches its obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series B Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $30 million financing, Level 8 also issued the investors warrants to purchase 1,047,382 shares of common stock at an exercise price of $25.0625 per share. Level 8 has agreed to register the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series B Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series B Preferred Stock, is limited to 19% of the liquidation value of the Series B Preferred Stock.

     As of June 30, 2000, the Company did not have any material commitments for capital expenditures.

     During the first two quarters of 2000, the Company incurred a net loss of $13.6 million and has working capital of $4.2 million and an accumulated deficit of $55.0 million at June 30, 2000. The Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the Credit Facility will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations. The Company may also explore additional debt or equity financing to expand its operations and take advantage of market opportunities.


                         LEVEL 8 SYSTEMS, INC.  PAGE 16

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


                         LEVEL 8 SYSTEMS, INC.  PAGE 17

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


                         LEVEL 8 SYSTEMS, INC.  PAGE 18

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

     Approximately 52% and 48% of the Company's revenues for three and six months ended June 30, 2000, respectively, were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to shareholders' equity.

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


                         LEVEL 8 SYSTEMS, INC.  PAGE 19

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

     In  December  1997,  Seer  filed  a  lawsuit  against  Saadi  Abbas
("Abbas") and Cambridge Business Solutions (UK) Limited ("CBS") concerning a dispute over a license agreement between Seer, CBS, and Abbas. These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas. In July 1999, most of those claims were struck out by the court in London, England as unarguable or otherwise time barred. The Company intends to continue to vigorously defend against the few remaining claims. One claim that was struck out is subject to appeal. The Company has made provision for its estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.

     From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.


     ITEM  2.  CHANGES  IN  SECURITIES

     On July 20, 2000, Level 8 Systems, Inc. completed a $30 million private placement of 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), convertible into an aggregate of 1,197,007 shares of common stock of Level 8. Net proceeds of the private placement will be used to acquire assets, reduce debt and for working capital. Holders of the Series B Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series B Preferred Stock, voting together with the common stock and Series A 4% Convertible Redeemable Preferred Stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series B Preferred Stock. The Series B Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after July 20, 2001 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $50.125 per share. The conversion price of the Series B Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $25.0625 per share. In the event Level 8 breaches its obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series B Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $30 million financing, Level 8 also issued the investors warrants to purchase 1,047,382 shares of common stock at an exercise price of $25.0625 per share. Level 8 has agreed to register the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended (the "Securities Act"). Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series B Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series B Preferred Stock, is limited to 19% of the liquidation value of the Series B Preferred Stock. Investors in the Series B Preferred Stock and warrants include investment funds affiliated with Brown Simpson Asset Management and Seneca Capital Management. The foregoing summary description is qualified in its entirety by reference to the definitive transaction documents, copies of which are attached as exhibits to Level 8's Current Report on Form 8-K filed July 31, 2000. Level 8 placed the Series B Preferred Stock and warrants in reliance upon the exemption from the registration requirements of the Securities Act provided in Section 4(2) for transactions not involving a public offering.


                         LEVEL 8 SYSTEMS, INC.  PAGE 20

     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


     None


     ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

               3.4 Certificate of Designation relating to Series B 4% Convertible Redeemable Preferred Stock (incorporated by reference to Form 8-K filed July 31, 2000, No.0-26392).

               10.33 Securities Purchase Agreement dated July 20, 2000 among Level 8 Systems, Inc. and the investors named on the signature pages thereof (incorporated by reference to Form 8-K filed July 31, 2000, No. 0-26392).

               10.34 Warrant for 523,691 shares issued to Brown Simpson Partners I, Ltd., July 20, 2000 in connection with the sale of Series B 4% Convertible Redeemable Preferred Stock (incorporated by reference to Form 8-K filed July 31, 2000, No. 0-26392).

               10.35 Warrant for 182,506 shares issued to Seneca Capital, L.P., July 20, 2000 in connection with the sale of
                       Series B 4% Convertible Redeemable Preferred Stock (incorporated by reference to Form 8-K filed July 31, 2000, No. 0-26392).

               10.36 Warrant for 341,185 shares issued to Seneca Capital International, Ltd., July 20, 2000 in connection with the sale of Series B 4% Convertible Redeemable Preferred Stock (incorporated by reference to Form 8-K filed July 31, 2000, No. 0-26392).

               10.37 Registration Rights Agreement dated July 20, 2000 among Level 8 Systems, Inc. and the investors named on the signature pages thereof (incorporated by reference to Form 8-K filed July 31, 2000, No. 0-26392).

               10.38 Amendment dated August 2, 2000, to the Promissory Note, among the Company and Greyrock Capital, a division of Banc of America Commercial Finance Corporation dated March 31, 1999(filed herewith).

               27.1    Financial  Data Schedule for the Company(filed herewith).


                         LEVEL 8 SYSTEMS, INC.  PAGE 21

     (b)     Reports  on  Form  8-K

               On July 17, 2000 Level 8 filed a Form 8-K reporting its July 10, 2000 dismissal of PriceWaterhouseCoopers LLP and engagement of Deloitte & Touche LLP as its independent accountants. This form 8-K was amended with a filing on August 2, 2000.

               On July 31, 2000, the Company filed a Form 8-K reporting the July 20, 2000 issuance of 30,000 shares of its Series B 4% Convertible Redeemable Preferred Stock warrants to purchase 1,047,382 shares of common stock at an exercise price of $25.0625 per share.




                         LEVEL 8 SYSTEMS, INC.  PAGE 22

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Level  8  Systems,  Inc.




Date:  August  11,  2000     /s/  Steven  Dmiszewicki
                             ------------------------
                                  Steven  Dmiszewicki
                                  President


Date:  August  11,  2000     /s/  Renee  D.  Fulk
                             ------------------------
                                  Renee  D.  Fulk
                                  Chief  Financial  Officer




                         LEVEL 8 SYSTEMS, INC.  PAGE 23