Form 10-Q
period 2000-09-30
LEVEL 8 SYSTEMS INC
filed 2000-11-14
CIK 945384

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to_____________________


                         Commission File Number 0-26392


                             LEVEL 8 SYSTEMS, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                  11-292055
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation     (I.R.S Employer Identification
                   Number)                                 or organization)



     8000 Regency Parkway, Cary, NC                             275111
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (ZipCode)



                                (919) 380-5000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ___
                                       ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

14,998,444 common shares, $.001 par value, were outstanding as of November 8, 2000.

                             Level 8 Systems, Inc.
                                     Index

                                                                                         Page
PART I.     Financial Information                                                        Number
                                                                                       ----------
  Item 1.   Financial Statements

            Consolidated balance sheets as of September 30, 2000 (unaudited)
            and December 31, 1999                                                           3

            Consolidated statements of operations (unaudited) for the three
            and nine months ended September 30, 2000 and 1999                               4

            Consolidated statements of cash flows (unaudited) for nine months
            ended September 30, 2000 and 1999                                               5

            Consolidated statements of comprehensive income (unaudited) for
            three and nine months ended September 30, 2000 and 1999                         6

            Notes to consolidated financial statements (unaudited)                          7


  Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                         12

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk                     19


PART II.    Other Information                                                              20


SIGNATURES                                                                                 22

Part I.  Financial Information
 Item 1.  Financial Statements

                             Level 8 Systems, Inc.
                          Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                                                           September 30,             December 31,
                                                                               2000                      1999
                                                                       -------------------      --------------------
Assets

        Cash and cash equivalents                                      $      15,995            $       6,509
        Accounts receivable, less allowance for doubtful accounts
              of $1,574 and $1,150 at September 30, 2000 and
              December 31, 1999, respectively                                 21,635                   22,199
        Notes receivable                                                       1,757                      500
        Securities available for sale                                          4,000                       --
        Prepaid expenses and other current assets                              3,873                    5,134
                                                                       -------------            -------------

                   Total current assets                                       47,260                   34,342

        Property and equipment, net                                            5,219                    5,845
        Intangible assets, net                                                58,179                   69,948
        Software product technology, net                                      38,720                   20,488
        Other assets                                                           2,128                    2,958
                                                                       -------------            -------------

                   Total assets                                        $     151,506            $     133,581
                                                                       =============            =============


Liabilities and stockholders' equity

        Notes payable, due on demand                                   $          --            $       4,996
        Current maturities of loan from related company                           --                      519
        Current maturities of long-term debt                                     103                      395
        Accounts payable                                                       3,102                    2,194
        Accrued expenses:
             Salaries, wages and related items                                 4,608                    4,172
             Merger-related                                                      427                    4,075
             Restructuring                                                       246                      630
             Other                                                             8,592                    8,336
        Due to related party                                                      56                       41
        Deferred revenue                                                       7,935                    9,020
                                                                       -------------            -------------
                   Total current liabilities                                  25,069                   34,378

        Long-term debt, net of current maturities                             10,048                   22,202
        Loan from related company, net of current maturities                      --                    4,000
        Deferred revenue                                                          --                      780

        Stockholders' equity
             Preferred stock                                                      --                       --
             Common stock                                                         15                       12
             Additional paid-in-capital                                      176,603                  113,507
             Accumulated other comprehensive loss                               (418)                    (159)
             Accumulated deficit                                             (59,811)                 (41,139)
                                                                       -------------            -------------

                   Total stockholders' equity                                116,389                   72,221
                                                                       -------------            -------------

                   Total liabilities and stockholders' equity          $     151,506            $     133,581
                                                                       =============            =============


   The accompanying notes are an integral part of the consolidated financial statements.

                             Level 8 Systems, Inc.
                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,
                                                                    2000              1999             2000             1999
                                                               ---------------   ---------------   --------------   -------------
Revenue:
  Software                                                     $     14,422      $      4,112      $     34,324     $    10,014
  Maintenance                                                         4,015             3,538            11,493          11,403
  Services                                                            3,881             5,153            17,246          17,599
                                                               ------------      ------------      ------------     -----------
          Total operating revenue                                    22,318            12,803            63,063          39,016

Cost of revenue:
  Software                                                            2,247             1,135             5,879           3,063
  Maintenance                                                         1,390             1,199             4,319           4,249
  Services                                                            3,443             4,291            14,745          15,378
                                                               ------------      ------------      ------------     -----------
          Total cost of revenue                                       7,080             6,625            24,943          22,690

Gross profit                                                         15,238             6,178            38,120          16,326

Operating expenses:
  Sales and marketing                                                 9,655             2,832            25,374           8,206
  Research and development                                            2,196             1,670             6,957           4,904
  General and administrative                                          3,503             1,983             9,704           4,857
  In-process research and development                                    --                --                --             744
  Amortization of intangible assets                                   3,400             1,813            10,514           5,197
  Loss on disposal of assets                                             41                --               380              --
                                                               ------------      ------------      ------------     -----------
          Total operating expenses                                   18,795             8,298            52,929          23,908
                                                               ------------      ------------      ------------     -----------

Loss from operations                                                 (3,557)           (2,120)          (14,809)         (7,582)

Other income (expense)
  Interest income                                                       388               289               504             444
  Interest expense                                                     (686)             (563)           (2,439)         (2,168)
  Net foreign currency gains/(losses)                                  (174)               45              (290)           (696)


Loss before provision for income taxes                               (4,029)           (2,349)          (17,034)        (10,002)

Income tax provision                                                    470               195             1,020             594
                                                               ------------      ------------      ------------     -----------

          Net loss                                             $     (4,499)     $     (2,544)     $    (18,054)    $   (10,596)
                                                               ============      ============      ============     ===========

Net loss per share - basic and diluted                         $      (0.34)     $      (0.31)     $      (1.37)    $     (1.24)
                                                               ============      ============      ============     ===========

Weighted common shares outstanding - basic and diluted               14,298             8,778            13,646           8,729
                                                               ============      ============      ============     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                             Level 8 Systems, Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    2000             1999
                                                                                  --------         --------
Cash flows from operating activities:
     Net loss                                                                     $(18,054)        $(10,596)
     Adjustments to reconcile net loss to net cash used in
     operating activities
          Depreciation and amortization                                             17,648            8,632
          Deferred income taxes                                                         --                2
          Purchased research and development                                            --              744
          Provision for doubtful accounts                                              421              484
          Other                                                                         42              172
          Changes in assets and liabilities, net of assets acquired
                   and liabilities assumed:
               Trade accounts receivable                                              (635)           2,051
               Prepaid expenses and other assets                                       877              696
               Accounts payable and accrued expenses - excluding
                    merger-related and restructuring                                 1,278           (3,476)
               Merger-related and restructuring                                     (2,733)          (3,403)
               Deferred revenue                                                     (1,865)          (2,612)
                                                                                  --------         --------
                    Net cash used in operating activities                           (3,021)          (7,306)


Cash flows from investing activities:
     Purchases of property and equipment                                              (816)            (173)
     Net cash received (paid for) acquisitions                                         526           (2,767)
     Investment held for resale                                                        232               --
     Purchase of securities                                                         (4,000)              --
     Advance on note receivable                                                       (757)              --
     Costs related to purchased technology                                            (150)              --
     Capitalization of software development costs                                     (576)          (1,167)
                                                                                  --------         --------
                    Net cash used in investing activities                           (5,541)          (4,107)

Cash flows from financing activities:
     Issuance of common shares, net                                                  8,755            1,328
     Issuance of preferred shares, net                                              29,840           19,245
     Dividends on preferred shares                                                    (437)              --
     Payments on borrowings from related company                                    (4,519)          (8,561)
     Payments on capital leases                                                        (69)             (34)
     Net borrowings on line of credit                                                5,175            6,924
     Repayment of line of credit                                                   (20,645)          (4,000)
                                                                                  --------         --------
                    Net cash provided by financing activities                       18,100           14,902

Effect of exchange rate changes on cash                                                (52)              --

Net increase in cash and cash equivalents                                            9,486            3,489

Cash and cash equivalents:
     Beginning of period                                                             6,509            6,078
                                                                                  --------         --------

     End of period                                                                $ 15,995         $  9,567
                                                                                  ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             Level 8 Systems, Inc.
                Consolidated Statements of Comprehensive Income
                                (in thousands)
                                  (unaudited)

                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                          September 30,
                                                          2000                 1999                 2000                1999
                                                     ---------------      ---------------      ---------------      ---------------
Net loss                                             $      (4,499)       $      (2,544)       $     (18,054)       $     (10,596)

Other comprehensive loss, net of tax
     Foreign currency translation adjustment                    (4)                (145)                (258)                (240)
                                                     -------------        -------------        -------------        -------------

Comprehensive loss                                   $      (4,503)       $      (2,689)       $     (18,312)       $     (10,836)
                                                     =============        =============        =============        =============

   The accompanying notes are an integral part of the consolidated financial statements.

                             Level 8 Systems, Inc.
                Notes to the Consolidated Financial Statements
                   (in thousands, except per share amounts)
                                  (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal and recurring nature.

The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. During the period ended September 30, 2000, all of the Company's subsidiaries were wholly-owned. During the period ended September 30, 1999, all of the Company's subsidiaries were wholly-owned for the entire nine month period presented, except for Seer Technologies, Inc. ("Seer"). The Company acquired a 69% interest in Seer on December 31, 1998 and the remaining 31% interest on April 30, 1999. Prior to the completion of the Seer acquisition, the Company assumed Seer's net liabilities. The minority stockholders were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets until April 30, 1999. Accordingly, there is no minority interest in the losses of the Seer subsidiary reflected in the consolidated financial statements as for the periods ended September 30, 1999.

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net loss or stockholders' equity.


NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. It is not anticipated that the financial impact of these statements will have a material impact on the Company.

The Company utilizes forward sale and purchase contracts to hedge the value of foreign currency receivables and payables. At September 30, 2000, purchase contracts amounted to approximately $1,593. These contracts have a high correlation to the rate movement of the foreign currency receivables being hedged. Unrealized gains or losses on these contracts are reflected in the balance sheet and statement of income.

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities are not included in the diluted earnings per share calculations if their inclusion would be anti-dilutive to the basic loss per share calculations. Potentially dilutive securities outstanding during the period of nine months ended for fiscal years 1999 and 2000 include stock options, stock warrants and preferred stock. Dividends of $117 and $320 were paid to the holders of Series A Preferred Stock in the third quarter and year to date periods of 2000, respectively.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                                Three Months Ended                         Nine Months Ended
                                                                   September 30,                             September 30,
                                                             2000                1999                 2000                1999
                                                        --------------     ---------------      ---------------     --------------
Net loss                                                $     (4,499)      $    (2,544)         $    (18,054)       $    (10,596)

      Preferred stock dividends                                 (352)             (210)                 (617)               (210)
                                                        ------------       -----------          ------------        ------------
Loss available to common stockholders                   $     (4,851)      $    (2,754)         $    (18,671)       $    (10,806)
                                                        ============       ===========          ============        ============

Net loss per share - basic and diluted                  $      (0.34)      $     (0.31)         $      (1.37)       $      (1.24)
                                                        ============       ===========          ============        ============

Weighted common shares outstanding -
basic and diluted                                             14,298             8,778                13,646               8,729
                                                        ============       ===========          ============        ============


NOTE 4. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss in the nine months ended of fiscal year 2000 or 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

The income tax provision for the third quarter of fiscal year 2000 and 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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

The table below presents information about reported segments for the quarters ended September 30:

                                             Three months ended                                    Three months ended
                                             September 30, 2000                                    September 30, 1999
                                   Total Revenue             Total EBITA                  Total Revenue               Total EBITA
                               ---------------------     --------------------      -------------------------     -------------------
Software                                $     14,422             $        248                   $      4,112          $        (562)
Maintenance                                    4,015                    2,359                          3,538                  2,125
Services                                       3,881                     (106)                         5,153                     98
Research and Development                          --                   (2,616)                            --                 (1,968)
                                        ------------             ------------                   ------------          -------------
Total                                   $     22,318             $       (115)                  $     12,803          $        (307)
                                        ============             ============                   ============          =============

The table below presents information about reported segments for the nine months ended September 30:

                                             Nine months ended                                  Nine months ended
                                            September 30, 2000                                  September 30, 1999
                                    Total Revenue           Total EBITA                Total Revenue             Total EBITA
                               ---------------------     ------------------      ------------------------     ------------------
Software                                $     34,324             $   (2,287)                    $  10,014             $   (2,783)
Maintenance                                   11,493                  6,433                        11,403                  6,576
Services                                      17,246                     86                        17,599                    136
Research and Development                          --                 (8,149)                           --                 (5,570)
                                        ------------             ----------                     ---------             ----------
Total                                   $     63,063             $   (3,917)                    $  39,016             $   (1,641)
                                        ============             ==========                     =========             ==========

A reconciliation of total segment EBITA to total consolidated loss before taxes for the three and nine months ended September 30 is as follows:

                                                    Three months ended                         Nine months ended
                                                       September 30,                             September 30,
                                                 2000                1999                  2000                  1999
                                           ----------------     ---------------      -----------------     ----------------
Total EBITA                                     $      (115)       $       (307)        $       (3,917)       $      (1,641)
Amortization of goodwill                             (3,400)             (1,813)               (10,514)              (5,197)
In-process research and development                      --                  --                     --                 (744)
Loss on disposal of asset                               (41)                 --                   (380)                  --
Other expense, net                                     (473)               (229)                (2,225)              (2,420)
                                                -----------          ----------             -----------           ----------
Total loss before income taxes                  $    (4,029)       $     (2,349)        $      (17,034)       $     (10,002)
                                                ===========        ============         ==============        =============


The following table presents a summary of revenue by geographic region for the three and nine months period ended September 30:

                                                     Three months ended                         Nine months ended
                                                       September 30,                              September 30,
                                                 2000                1999                   2000                 1999
                                           ----------------    ----------------     -------------------    -----------------
Australia                                       $       209          $      490             $       904           $    2,011
Czechoslovakia                                          626                  --                     626                   --
Denmark                                                 737               1,331                   3,256                5,244
France                                                  331                  --                   2,262                   --
Germany                                                 436                 960                   1,216                2,598
Greece                                                  109                 290                   1,864                1,149
Italy                                                   619                 512                   1,360                2,393
Israel                                                2,847                 141                   3,240                  141
Norway                                                  441                 533                   1,526                1,638
Switzerland                                             416                 603                   1,337                2,283
United Kingdom                                        1,389               1,518                   8,172                4,044
USA                                                  13,235               4,432                  34,619               12,346
Other                                                   923               1,993                   2,681                5,169
                                                -----------          ----------             -----------           ----------
Total revenue                                   $    22,318          $   12,803             $    63,063           $   39,016
                                                ===========          ==========             ===========           ==========

Presentation of revenue by region is based on the country in which the customer is domiciled.

NOTE 7. LONG-TERM DEBT

In connection with the acquisition of Momentum Software Corporation ("Momentum"), on December 1, 1998, the Company issued notes to various Momentum shareholders totaling $3,000 payable over three years and bearing an interest rate of 10% per annum. As of December 31, 1999, the remaining three installments on the notes totaled $2,250, plus interest. During the first quarter of 2000, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the date the noteholder accepted the offer. The Company converted $1,904 of the Momentum notes in exchange for approximately 55,000 shares of common stock in the first quarter of 2000 as a result of this exchange offer. During the third quarter of 2000, the remaining balance was paid.

As of the date of this filing, the Company's $10,000 LIBOR-based term loan with a commercial bank has been amended to provide the Company with an additional $5,000 in borrowings. Additionally, the due date was extended from May 31, 2001 to November 30, 2001. Liraz has extended its guarantee of the amended loan through November 30, 2001 in exchange for 110,000 shares of the Company's common stock. The value of the shares issued will be capitalized and amortized over the term of the loan as a component of interest expense. The interest rate as of September 30, 2000 was 7.66%.

During July 2000, the Company paid the remaining $3,000 balance of the $12,000 loan from Liraz.

During August 2000, the Company paid its outstanding borrowings on its prime-based credit facility with a commercial bank. Payments totaling $20,645 were for a $10,000 term loan and $10,645 for receivables-based borrowings under the credit facility. On September 25, 2000, the Company received notification from the bank that this facility will be terminated effective December 1, 2000 due to the liquidation of GreyRock Business Credit's loan portfolio.


NOTE 8. PREFERRED STOCK

During the first nine months of 2000, 7,375 shares of the Company's Series A Preferred Stock were converted into 737,500 shares of the Company's common stock.

On July 20, 2000, the Company completed a $30 million private placement of 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), convertible into an aggregate of 1,197,007 shares of the Company's common stock. Holders of the Series B Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series B Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series B Preferred Stock. The Series B Preferred Stock may be redeemed at the option of the Company at a redemption price equal to the original purchase price at any time after July 20, 2001 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $50.125 per share. The conversion price of the Series B Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $25.0625 per share. In the event the Company breaches its obligations to pay dividends when due or issue common stock upon conversion, or the Company's common stock is delisted, the dividend rate on the Series B Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of the Company during the first 60 days of such increased dividend rate). As part of the $30 million financing, the Company also issued the investors warrants to purchase 1,047,382 shares of common stock at an exercise price of $25.0625 per share. The Company has registered the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended (the "Securities Act"). The Company is required to make certain payments in the event it is unable to meet its obligations in connection with the Series B Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series B Preferred Stock, is limited to 19% of the liquidation value of the Series B Preferred Stock. Investors in the Series B Preferred Stock and warrants include investment funds affiliated with Brown Simpson Asset Management and Seneca Capital Management.


NOTE 9. PURCHASED TECHNOLOGIES

On August 23, 2000, the Company acquired the rights to a comprehensive integrated desktop computer environment from Merrill, Lynch, Pierce, Fenner & Smith, Incorporated ("Merrill Lynch"), in exchange for one million shares of its common stock. The purchased technology was valued at $22,750 based upon the five day average closing share price of two days prior through two days post the announcement date of the deal and certain costs associated with its acquisition. The cost of the technology acquired will be capitalized and amortized over three year periods.

Subsequent to September 30, 2000, the Company announced that it had reached a definitive agreement to acquire StarQuest Software, Inc., ("StarQuest"). Under the terms of the acquisition agreement, the Company will acquire the assets of StarQuest for 500,000 shares of the Company common stock and 250,000 warrants to purchase the Company's common stock, plus the assumption of certain debt. The warrants will have an exercise price of $30 per share. The acquisition is subject to customary closing conditions and approvals and is projected to close in the fourth quarter of 2000. In conjunction with the pending acquisition, the Company has extended an unsecured note payable to StarQuest in the amount of $1,000 to finance StarQuest's working capital until the transaction closes. As of the date of this filing, the total amount borrowed by StarQuest under the note totaled $725.

NOTE 10. EQUITY INVESTMENTS

On September 29, 2000, the Company purchased 500,000 shares of common stock of a publicly traded e-business service provider at $8.00 per share representing approximately seven percent of the common stock outstanding. In addition, the Company received warrants for the purchase of 500,000 shares of common stock with an exercise price of $13.00 per share. The fair value of the common stock was recorded at $6.50 per share and the fair value of the warrants was recorded at $1.50 per share.

NOTE 11. RELATED PARTY TRANSACTIONS

Subsequent to September 30, 2000, the Company loaned $495 to a director and officer of the Company under an unsecured note which bears an interest rate of 6.5%. The note is payable over a period of five years in equal annual installments.


NOTE 12. CONTINGENCIES

On April 6, 1998, the Company sold substantially all the assets and operations of its wholly owned subsidiary ProfitKey International, Inc. ("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price was subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser notified the Company that it believes there were substantial adjustments which would require a reduction in the purchase price. The Company and the purchaser, pursuant to the terms of the settlement agreement, entered into arbitration proceedings to resolve this matter and a decision from the arbitrator, substantially in favor of the Company, was rendered in the third quarter of 2000. Accordingly, this judgement did not have a material impact on the financial position, cash flows, or results of operations of the Company.

In December 1997, Seer filed a lawsuit in London, England against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Limited ("CBS") concerning a dispute over a license agreement between Seer, CBS, and Abbas. These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas. In July 1999, most of those claims were struck out by the court as unarguable or otherwise time barred, subsequently confirmed on appeal. The Company intends to continue to vigorously defend against the few remaining claims. Abbas has tried to re-institute some of those claims and add further claims, but was refused and is now seeking permission to appeal. The Company has made provision for the estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

General Information and Recent Developments
--------------------------------------------

     The Company specializes in delivering software solutions that help companies integrate new and existing computer applications and extend these applications to the Internet to support eBusiness and eCommerce. This specialization is called enterprise application integration or "EAI." The Company's products and services are designed to enable organizations to address business process automation and application integration in a simple and cost effective way. The Company provides customers with software to link their critical business applications internally across the enterprise and externally with strategic business-to-business partners and business-to-business consumers via the Internet.

     The Company offers a suite of products for eBusiness and eCommerce under the Geneva brand name. The Geneva Integration Suite has six core components which the Company believes, together, provide the most complete suite of integration software products available for eBusiness integration. These components include Geneva Enterprise Integrator, Geneva Business Process Automator, Geneva Integration Broker, Geneva Message Queuing, Geneva AppBuilder, and Geneva XIPC. In addition to these products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading enterprise application integration solutions.

     On August 23, 2000, the Company acquired the exclusive worldwide marketing, sales and development rights to Cicero(TM), a comprehensive integrated desktop computer environment developed by Merrill, Lynch, Pierce, Fenner & Smith Incorporated in exchange for 1,000,000 shares of the Company's common stock. Under the terms of the agreement, the Company will market Cicero(TM) as part of the Geneva eBusiness integration product line. Further plans include extending the Cicero(TM) technology to a multi-platform environment that works with the Company's existing eBusiness integration products.

     Subsequent to September 30, 2000, the Company announced that it had reached a definitive agreement to acquire StarQuest Software, Inc., ("StarQuest"). Under terms of the acquisition, the Company will acquire the assets of StarQuest for 500,000 shares of the Company common stock and 250,000 warrants to purchase the Company's common stock, plus the assumption of certain debt. The warrants will have an exercise price of $30 per share. The acquisition is subject to customary closing conditions and approvals and is projected to close in the fourth quarter of 2000.

RESULTS OF OPERATIONS
---------------------

     The Company's results of operations include the operations of the Company and its subsidiaries. During the period ended September 30, 1999, all of the Company's subsidiaries are wholly-owned for the entire nine month period presented, except for Seer . The Company acquired a 69% interest in Seer on December 31, 1998 and the remaining 31% interest on April 30, 1999. Prior to the completion of the Seer acquisition, the Company assumed Seer's net liabilities. The minority stockholders were deemed to have shared in the losses of Seer only for their proportionate share of Seer's net assets until April 30, 1999. Accordingly, there is no minority interest in the losses of the Seer subsidiary reflected in the results of operations for the periods ended September 30, 1999. Operations for the subsidiaries acquired during 1999 are included from the date of acquisition. Accordingly, the results of operations for the first nine months of 1999 do not include the operations of the Company's subsidiary, TSAC, Inc. (which acquired Template Software, Inc. ("Template")) as the date of acquisition was December 27, 1999.

     The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:

                                                             Three months ended                      Nine months ended
                                                                September 30,                           September 30,
                                                          2000                1999                   2000           1999
                                                          ----                ----                   ----           ----
Revenue:
     Software products                                    64.6%               32.1%                  54.4%          25.7%
     Maintenance                                          18.0%               27.6%                  18.2%          29.2%
     Services                                             17.4%               40.3%                  27.4%          45.1%
                                                         -----               -----                  -----          -----
               Total                                     100.0%              100.0%                 100.0%         100.0%
Cost of revenue:
     Software products                                    10.1%                8.9%                   9.3%           7.9%
     Maintenance                                           6.2%                9.4%                   6.8%          10.9%
     Services                                             15.4%               33.5%                  23.4%          39.4%
                                                         -----               -----                  -----          -----
               Total                                      31.7%               51.8%                  39.5%          58.2%

Gross profit                                              68.3%               48.2%                  60.5%          41.8%

Operating expenses:
     Sales and marketing                                  43.3%               21.1%                  40.3%          21.0%
     Research and product development                      9.8%               13.0%                  11.0%          12.6%
     General and administrative                           15.7%               15.5%                  15.4%          12.4%
     Amortization of goodwill and intangibles             15.2%               14.2%                  16.7%          13.3%
     Loss on disposal of assets                            0.2%                 --                    0.6%            --
     Purchased research and development                     --                  --                     --            1.9%
                                                         -----               -----                  -----          -----
               Total                                      84.2%               64.8%                  84.0%          61.2%

Loss from operations                                     (15.9%)             (16.6%)                (23.5%)        (19.4%)

Other income (expense), net                               (2.1%)              (1.8%)                (3.5)%          (6.2)%
                                                          ----               -----                  -----          -----

Loss before taxes                                        (18.0%)             (18.4%)                (27.0%)        (25.6%)

Income tax provision                                       2.1%                1.5%                   1.6%           1.5%
                                                         -----               -----                  -----          -----

Net loss                                                 (20.1%)             (19.9%)                (28.6%)        (27.1%)
                                                         =====               =====                  =====          =====

The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:


                            Three months ended          Nine months ended
                               September 30,               September 30,
                           2000            1999         2000           1999
                           ----            ----         ----           ----
United States               59%             35%           55%            32%
Europe                      26%             55%           38%            59%
Asia Pacific                 2%              5%            2%             7%
Middle East                 13%              1%            4%            --
Other                       --               4%            1%             2%
                        ---------------------------   -------------------------
          Total            100%            100%          100%           100%
                        ===========================   =========================

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

     The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers, and the effectiveness of its sales force. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.

     Total revenues increased significantly for the third quarter and year-to-date periods of 2000 as compared to the same periods of 1999 due to growth in the sales of the Company's software products and the maintenance revenue associated with the new software product sales. The Company's gross margins improved to 67% and 60% for the quarter and year to date period ended September 30, 2000 from 48% and 42% for the comparable periods of 1999.

     SOFTWARE PRODUCTS. Software products revenue increased significantly for the third quarter and year-to-date periods of 2000 as compared to the same periods of 1999. Software product sales increased due to the Company's increased focus on sales and marketing, which resulted in improved sales of its products, including significant revenues related to products acquired from Template.

     Gross margins on software products increased from a margin of 72% and 69% for the third quarter and year-to-date periods of 1999 to 84% and 83% for the same periods of 2000 primarily due to the increase in the Company's software products revenue. The increase in revenue in the first nine months of 2000, was offset by a $2.8 million increase in cost of software. Cost of software is composed primarily of amortization of purchased technology, capitalized software costs for internally developed software, and royalties to third parties for the Company's Geneva Message Queuing product and, to a lesser extent, production and distribution costs. The increase in cost of software was primarily due to amortization of capitalized software from Template and Seer's developed technology valued in the purchase transactions and the purchase of Cicero (TM).

     MAINTENANCE. Maintenance revenue increased 13% for the third quarter of 2000 over the same period of 1999. This increase was due primarily to new software sales in the fourth quarter of 1999 and the first two quarters of 2000. Maintenance revenue for the year to date period of 2000 was relatively flat compared to the same period for 1999 as a result of a slight decline in the number of customers purchasing maintenance for Geneva AppBuilder and Geneva XIPC, which was partly offset by new maintenance revenue from Template's customers and new software sales. Historically, maintenance was not a significant part of Template's revenue. The Company plans to focus on increasing maintenance for the historical Template products in future sales.

     Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance were constant at approximately 66% and 62% in the third quarter and year-to-date periods of both 2000 and 1999.

     SERVICES. Services revenue decreased 25% from the third quarter of 1999 and decreased 2% from the year-to-date period of 1999 as compared to the same periods of 2000. The decreases in the quarter and year-to-date period of 2000 is primarily due to the Company's emphasis on software sales and the decline in services related to its Geneva AppBuilder product.

     Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins decreased from 17% in the third quarter of 1999 to 11% in the third quarter of 2000 due primarily to the decrease in services revenue associated with the Company's strategic shift to software sales. Gross margins for the year to date periods of 2000 and 1999 remained consistent at approximately 13%.

     SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as trade show participation and other promotional expenses. Sales and marketing expenses increased significantly from the third quarter and year-to-date period of 1999 to the same periods of 2000 due to an increase in the size of the Company's sales and marketing workforce, both through acquisition and recruiting, and through increased promotional activities. Sales and marketing expenses have also increased as a percentage of revenue from 21% in the quarter and year-to-date periods of 1999 to 42% and 40% in the comparable periods of 2000. These increases were necessitated by the Company's increased sales and promotional activities corresponding with its emphasis on increasing software product revenue. The Company intends to continue this level of spending in the marketing area to continue to increase market awareness and acceptance of its products and to further establish its indirect distribution network.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel and related overhead. Research and development expense increased 31% and 42% from the third quarter and year-to-date periods of 1999 to the comparable periods of 2000 primarily due to the addition of approximately thirty-five developers from Template. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses increased significantly from the third quarter and year-to-date period of 1999 to the same periods of 2000. The increases were primarily the result of professional fees and personnel costs to support increased levels of business activities and the Company's growing global organization.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $3.4 million in the third quarter and $10.5 million in the year-to-date period of 2000 compared to and $1.8 million and $5.2 million in the comparable periods of 1999. The amortization of goodwill in the year to date period of 1999 was related to the purchases of Seer, Momentum, and Level 8 Technologies, Inc. During the year to date period of 2000, amortization of goodwill and other intangibles also included the amortization of intangible assets acquired with Template. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the third quarter and year-to-date periods of 2000 and 1999. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the year-to-date period of fiscal year 2000 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

     IMPACT OF INFLATION. Inflation has not had a significant effect on the Company's operating results during the periods presented.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating and Investing Activities

      Net cash used in operations and investing activities during the first three quarters of 2000 was $8.6 million. Net payments of approximately $2.2 million for merger and restructuring costs primarily related to the acquisition of Template were a primary component of the net cash outflow in addition to the Company's planned spending to support its sales and marketing efforts.

      The Company also made an $4.0 million equity investment in a publicly traded e-business service provider during the third quarter of 2000 by purchasing 500,000 shares of common stock at $8.00 per share, representing approximately seven percent of the common stock outstanding. In addition, the Company received warrants for the purchase of 500,000 shares of common stock with an exercise price of $13.00 per share. The fair value of the common stock was recorded at $6.50 per share and the fair value of the warrants was recorded at $1.50 per share.

      As of September 30, 2000, the Company did not have any material commitments for capital expenditures.

Financing Activities

      The Company funded its cash needs during the first nine months 2000 with cash on hand at December 31, 1999; through operations; through a total of $38.6 million in proceeds from the issuance of stock including 8.8 million as a result of the exercise of stock options, warrants, and a $30 million private placement of preferred stock; and through $5 million in additional borrowings under its line of credit.

      On July 20, 2000, the Company Stock ("Series B Preferred Stock"), convertible into an aggregate of 1,197,007 shares of the Company's common stock. Holders of the Series B Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series B Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series B Preferred Stock. The Series B Preferred Stock may be redeemed at the option of the Company at a redemption price equal to the original purchase price at any time after July 20, 2001 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $50.125 per share. The conversion price of the Series B Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $25.0625 per share. In the event the Company breaches its obligations to pay dividends when due or issue common stock upon conversion, or the Company's common stock is delisted, the dividend rate on the Series B Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of the Company during the first 60 days of such increased dividend rate). As part of the $30 million financing, the Company also issued the investors warrants to purchase 1,047,382 shares of common stock at an exercise price of $25.0625 per share. The Company has registered the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants for resale under the Securities Act. The Company is required to make certain payments in the event it is unable to meet its obligations in connection with the Series B Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series B Preferred Stock, is limited to 19% of the liquidation value of the Series B Preferred Stock. Investors in the Series B Preferred Stock and warrants include investment funds affiliated with Brown Simpson Asset Management and Seneca Capital Management.

      At December 31, 1999, the Company's debt consisted of $15 million in borrowings under a prime-based credit facility with a commercial bank, $4.5 million in borrowings from its principal shareholder, Liraz, $10 million in borrowings under a LIBOR-based term loan, and $2.25 million in borrowings under term debt incurred from the purchase of Momentum Software Corporation ("Momentum").

      During the first quarter of 2000, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the date the noteholder accepted the offer. The Company converted $1.9 million of the Momentum notes in exchange for approximately 55,000 shares of common stock in the first quarter of 2000 as a result of this exchange offer. The company paid off the remainder of these notes during the third quarter of 2000.

     During the second and third quarters of 2000, the Company paid off the $4.5 million in borrowings from Liraz.

     During the third quarter of 2000, the Company paid approximately $20.6 million to pay off its outstanding obligations under the prime-based credit facility. On September 25, 2000, the Company received notification from the bank that the credit facility will be terminated effective December 1, 2000 due to the liquidation of GreyRock Business Credit's loan portfolio.

     As of the date of this filing, the Company's $10 million LIBOR-based term loan with a commercial bank has been amended to provide the Company with an additional $5 million in borrowings and to extend the due date from May 31, 2001 to November 30, 2001. Liraz has extended its guarantee of the amended loan through November 30, 2001 in exchange for 110,000 shares of the Company's common stock. The value of the shares issued will be capitalized and amortized over the term of the loan as a component of interest expense. The interest rate as of September 30, 2000 was 7.66%.

     During the first three quarters of 2000, the Company incurred a net loss of $18.1 million and has working capital of $22.2 million and an accumulated deficit of $59.8 million at September 30, 2000. The Company believes that existing cash on hand, cash provided by future operations and additional borrowings under the commercial term loan will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform according to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations. The Company may also explore additional debt or equity financing to expand its operations and take advantage of market opportunities.

EURO CONVERSION
---------------

     Several European countries adopted a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. The Company is reviewing the anticipated impact the Euro may have on its internal systems and on its competitive environment. The Company believes its internal systems will be Euro capable without material modification cost.

     Further, the Company does not presently expect the introduction of the Euro currency to have a material adverse impact on the Company's financial condition, cash flows, or results of operations.

FORWARD  LOOKING  AND  CAUTIONARY  STATEMENTS
---------------------------------------------

     Certain statements contained in this Quarterly Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The Company may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, the Company's representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in the Company's filings with the Securities and Exchange Commission and in materials incorporated therein by reference: general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect the Company's business because its expenses are largely fixed; the Company's quarterly operating results may vary significantly because the Company is not able to accurately predict the amount and timing of individual sales and this may adversely impact the Company's stock price; trends in sales of the Company's products and general economic conditions may affect investors' expectations regarding the Company's financial performance and may adversely affect the Company's stock price; the Company may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; the Company may not have the ability to recruit, train and retain qualified personnel; the Company's future results may depend upon the successful integration of future acquisitions; the Company may not have the resources to successfully manage additional growth; rapid technological change could render the Company's products obsolete; the loss of any one of the Company's major customers could adversely affect the Company's business; the Company's business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on the Company's results of operations; the Company's products may contain undetected software errors, which could adversely affect its business; because the Company's technology is complex, the Company may be exposed to liability claims; the failure of the Company to meet product delivery dates could adversely affect its business; the Company may be unable to enforce or defend its ownership and use of proprietary technology; because the Company is a technology company, its common stock may be subject to erratic price fluctuations; the Company does not pay dividends on its common stock and does not anticipate doing so in the future; the Company's principal stockholder, may significantly influence issues presented to the stockholders; some of the Company's directors have conflicts of interest involving Liraz; provisions of Delaware law could deter takeover attempts; the Company's stockholders may be diluted by the exercise of options and warrants or by the conversion of preferred stock; sales of the Company's stock by certain stockholders may adversely affect the market price of the Company's stock; the Company is obligated to issue additional equity securities if it fails to fulfill its obligations to the holders of preferred stock and warrants; and the Company may not have sufficient liquidity and capital resources to meet changing business conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     Approximately 41% and 45% of the Company's revenues for three and nine months ended September 30, 2000, respectively, were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses will be included as an adjustment to shareholders' equity.

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

PART II. Other Information

     Item 1. Legal Proceedings

     On April 6, 1998, the Company sold substantially all the assets and operations of its wholly owned subsidiary ProfitKey International, Inc. ("ProfitKey"). According to the terms of the ProfitKey sale agreement, the purchase price was subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser notified the Company that it believes there were substantial adjustments which would require a reduction in the purchase price. The Company and the purchaser, pursuant to the terms of the settlement agreement, entered into arbitration proceedings to resolve this matter and a decision from the arbitrator, substantially in favor of the Company, was rendered in the third quarter of 2000. Accordingly, this judgement did not have a material impact on the financial position, cash flows, or results of operations of the Company.

     In December 1997, Seer filed a lawsuit in London, England against Saadi Abbas ("Abbas") and Cambridge Business Solutions (UK) Limited ("CBS") concerning a dispute over a license agreement between Seer, CBS, and Abbas. These entities counterclaimed against Seer. The case has proceeded through discovery and various other procedural events and all that remains of the litigation at this point in time are various claims against Seer by Abbas. In July 1999, most of those claims were struck out by the court as unarguable or otherwise time barred, subsequently confirmed on appeal. The Company intends to continue to vigorously defend against the few remaining claims. Abbas has tried to re-institute some of those claims and add further claims, but was refused and is now seeking permission to appeal. The Company has made provision for the estimated costs to resolve this matter. Management does not believe at this point in the litigation that any additional amounts required to ultimately resolve this matter will have a material effect on the financial position, cash flows, or results of operations of the Company.

     From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2.  Changes in Securities

     On August 23, 2000, the Company acquired the rights to a comprehensive integrated desktop computer environment from Merrill, Lynch, Pierce, Fenner, & Smith ("Merrill Lynch") in exchange for 1,000,000 shares of the Company's common stock. The shares of the Company's common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act provided in Section 4(2) for transactions not involving a public offering. The Company's transaction with Merrill Lynch is fully described in the Company's Report on Form 8-K, filed September 11, 2000.


Item 3. Defaults Upon Senior Securities

          None


Item 4. Submission of Matters to a Vote of Security Holders


          None


Item 5. Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

              10.39 Merger Agreement dated October 2, 2000 by and among Level 8
                    Systems, Inc., Level 8 Technologies (filed herewith). Acquisition Corp. and StarQuest Software, Inc.,

              10.40 Stock Purchase Agreement dated September 29, 2000 among
                    Level 8 Systems, Inc. and The A Consulting Team in connection with the purchase of 500,000shares of common stock (filed herewith).

              10.41 Warrant for 500,000 shares issued to Level 8 Systems, Inc.,
                    September 29, 2000 in connection with the purchase of 500,000 shares of The A Consulting Teams common stock (filed herewith).

              10.42 Amendment dated October 11, 2000, to the Promissory Note, among Level 8 Systems, Inc. and Bank Hapolim dated December 20, 1999(filed herewith).

              27.1  Financial Data Schedule for the Company (filed herewith).

     (b)  Reports on Form 8-K

                    On July 17, 2000 Level 8 filed a Form 8-K reporting its July 10, 2000 dismissal of PriceWaterhouseCoopers LLP and engagement of Deloitte & Touche LLP as its independent accountants. This form 8-K was amended on August 2, 2000.

                    On July 31, 2000, the Company filed a Form 8-K reporting the July 20, 2000 issuance of 30,000 shares of its Series B 4% Convertible Redeemable Preferred Stock and Warrants to purchase 1,047,382 shares of common stock at an exercise price of $25.0625 per share.

                    On August 11, 2000 Level 8 filed a Form 8-K reporting its July 31, 2000 Purchase Agreement with Merrill, Lynch, Pierce, Fenner & Smith, Incorporated, for the acquisition of certain technologies in exchange for shares of common stock. This form 8-K was amended on September 11, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Level 8 Systems, Inc.




Date: November 14, 2000                 /s/ Steven Dmiszewicki
                                        ----------------------
                                        Steven Dmiszewicki
                                        President


Date: November 14, 2000                 /s/ Renee D. Fulk
                                        -----------------
                                        Renee D. Fulk
                                        Chief Financial Officer