Form 10-K
period 2000-12-31
LEVEL 8 SYSTEMS INC
filed 2001-03-29
CIK 945384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the fiscal year ended December 31, 2000.

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of March 26, 2001 was approximately $30,170,312. There were 15,733,141 shares of Common Stock outstanding as of March 26, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LEVEL 8 SYSTEMS, INC.

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                                 PART I

  Item                                                                   Page
 Number                                                                 Number
 ------                                                                 ------
 1.     Business......................................................     1

 2.     Properties....................................................    13

 3.     Legal Proceedings.............................................    13

 4.     Submission of Matters to a Vote of Security Holders...........    13

                                PART II

 5.     Market for Level 8 Common Stock and Related Shareholder
        Matters.......................................................    14

 6.     Selected Financial Data.......................................    14

 7.     Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................    15

 7A.    Quantitative and Qualitative Disclosures About Market Risk....    23

 8.     Financial Statements and Supplementary Data...................    23

 9.     Changes in Accountants........................................    23

                                PART III

 10.    Directors and Executive Officers of Level 8...................    24

 11.    Executive Compensation........................................    24

 12.    Security Ownership of Certain Beneficial Owners and
        Management....................................................    24

 13.    Certain Relationships and Related Transactions................    24

                                PART IV

 14.    Index Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K......................................................    25

 SIGNATURES............................................................   30

 INDEX TO FINANCIAL STATEMENTS.........................................  F-1

 INDEX TO EXHIBITS.....................................................  E-1

                                    PART I

Item 1: Business

                                   BUSINESS

Overview

  We provide a comprehensive set of integration products, including desktop integration with our new Cicero product, server integration with our Geneva Integration Suite of products and application deployment tools with our Geneva Appbuilder product. Our flagship product line, Cicero(R), is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications. By using our Cicero solution, companies can decrease their customer management costs, increase their customer service level and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on information technology investments.

  The key component of the Cicero solution is visual integration at the desktop that consolidates disparate applications into a cohesive, simplified work environment embodied in a single look and feel desktop user interface. Cicero is designed to increase the productivity of anyone requiring access to multiple applications and information sources. Cicero provides a unique approach that allows companies to organize components of their existing applications into processess required to complete common tasks. Cicero streamlines all activities by providing a single, seamless user interface for instant access to all systems associated with a task. Cicero provides automatic information sharing among all line-of-business applications and tools. Cicero is ideal for deployment in customer contact centers where its highly productive, task-oriented user interface promotes user efficiency.

  We also offer a suite of products for eBusiness and eCommerce under the Geneva brand name. The Geneva Integration Suite has six core components that we believe collectively provide a comprehensive suite of integration products for eBusiness integration at the server level. These components include Geneva Enterprise Integrator, Geneva Process Automator, Geneva Integration Broker, Geneva Message Queuing, Geneva AppBuilder and Geneva XIPC. Although we plan to focus our marketing efforts principally on our Cicero solution, we will continue to support our Geneva products and expect them to be an ongoing but declining source of revenue.

  We were incorporated in New York in 1988, and re-incorporated in Delaware in 1999. Our principal executive offices are located at 8000 Regency Parkway, Cary, North Carolina, 27511, and our telephone number is (919) 380-5000.

Strategic Realignment

  We have been a global provider of software solutions to help companies integrate new and existing applications as well as extend those applications to the Internet. This market segment is commonly known as "Enterprise Application Integration" or "EAI." Historically, EAI solutions work directly at the server level allowing disparate applications to communicate with each other.

  Until 2001, we focused primarily on the development, sale and support of EAI solutions through our Geneva product suite. After extensive strategic consultation with outside advisors and an internal analysis of our products and services, we recognized that a new market opportunity had emerged. This opportunity was represented by the growing need for a solution to the disparate application problems experienced by larger companies in the financial services industry. With Cicero, we believe that we have found a novel solution to this problem. Armed with our Cicero solution and our existing experience in and understanding of the EAI marketplace, we are positioned to be a leading provider of business integration solutions to the financial services industry.

Market Opportunity

Cicero

  Our initial target market for Cicero is the customer contact centers of companies in the financial services industry. Financial services customer contact centers are characterized by large numbers of customer service agents that process phone calls, faxes, e-mails and other incoming customer inquiries and requests. Our goal is to greatly increase the efficiency of the customer service agents of our target market, thereby increasing their customer retention and customer satisfaction. This increased efficiency is attained in a non-invasive manner, allowing companies to continue with their existing applications in a more productive manner.

  Generally, managers of customer contact centers in the financial services industry are under pressure to provide increased customer service at the lowest possible cost while dealing with high employee turnover and increasing training costs. Some of the primary challenges faced by customer contact centers in the financial services industry include:

  . Customer Service. A one call, one contact system enhances customer service by avoiding multiple transfers to different agents to deal with diverse customer service issues. Ideally, the customer service agent could provide the call-in customer with multi-channel customer interfaces with timely access to all information that the customer needs. Increasing customer service and customer intimacy is one of the primary metrics on which contact centers are evaluated by management.

  . Contact Center Staffing. The contact center industry is characterized by increasing staff training costs and complexity, high annual turnover and increasing costs per call. We believe these difficulties stem from increased customer expectations, the ever-increasing complexity and diversity of the computer applications used by customer service agents, and the goals of decreasing training time and increasing the return on investment in the customer service agent.

  . Industry Consolidation. The financial services industry is in a constant state of consolidation. When companies in the financial services industry consolidate, the customer contact centers are generally consolidated to lower overall costs and to reduce redundancies. This consolidation generally leads to re-training and use of multiple applications handling similar functions that can be quite difficult to integrate successfully.

Geneva Integration Suite

  A significant challenge facing global 5000-sized organizations today is the integration and management of critical business applications which run on disparate or otherwise incompatible computer systems. Business and competitive pressures are pushing companies to move towards an eBusiness model as quickly as possible in order to remain competitive and viable in an increasingly online, information-driven economy. eBusiness systems involve a combination of consumer-oriented or business-to-business eCommerce, internal and external data exchange, online customer service, customer relationship management and value chain integration processes. Inter-operability and information exchange between new and legacy systems within the extended enterprise are key components for a successful eBusiness strategy, as is the ability to link those applications and processes in extremely secure and highly reliable ways.

  Enterprise application integration solutions, including those developed by Level 8, are designed to provide these capabilities through an open, enterprise-wide infrastructure that can accomplish the complete integration of a company's entire computing systems environment, including technologies enabling eBusiness and eCommerce.

Our Solution

Cicero

  We have been a leading provider of software that integrates an enterprise's applications at the server level so that disparate applications can communicate with each other. Based on our experience in the EAI industry, we determined that a compelling product would be one that integrates disparate applications at a visual level in addition to at the server level. As a result, we proceeded to procure a two-year exclusive license to develop and market Cicero. Cicero was developed internally by Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), to increase the efficiency of approximately 30,000 employees that have daily contact with Merrill Lynch customers. When coupled with our existing technologies or with solutions from other EAI vendors, Cicero becomes the comprehensive Cicero solution and provides our customers with a front-to-back integrated system that appears as a single application to the end-user.

  Cicero is a software product that allows companies to integrate their existing applications into a seamless integrated desktop. Cicero subordinates and controls most Windows-based applications and provides a seamless environment with a consistent look and feel. The end-user can navigate any number of applications whether local, client-server, mainframe legacy or web-browser in a consistent and intuitive way that is completely customizable by their employer.

  The Cicero solution provides the following key features:

  . Integrated End-User Environment. The end-user can use all of the applications necessary for his or her job function from a single application with a consistent look and feel. Cicero integrates the execution and functionality of a variety of custom or packaged Windows-based applications. If a software product is designed to provide output into a Windows GUI environment, Cicero can subordinate its presentation and control it through the Cicero environment.

  . Real-Time Information Center. Cicero is configurable to run a real-time "information center" including incoming message alerts, scrolling headlines and real-time video. Any information that is time-sensitive or actionable can be displayed side-by-side with the currently selected application page.

  . Context Passing. Cicero carries "context" information between shared applications through a publish and subscribe protocol. Performance efficiency can be optimized by sharing between applications and pre-filing commonly used information such as customer account numbers.

  . Dynamic Configuration. The Cicero "shell" is constructed at run-time. Selected screens and user interface components are dynamically created and initialized. Existing features are easily added or removed.

  . Management Tools. Comprehensive tools are built into the system for version management, automatic component updates and user preference configuration. Remote control and diagnostic tools are integrated to provide off-site help desk and trouble shooting.

  Deployment of the Cicero solution can provide our customers with the following key benefits:

  . Lower Average Cost Per Call and Average Call Time. Cicero increases the efficiency of the customer service agent by placing all productivity applications within a few mouse clicks and consolidating all standard applications into a single integrated desktop. Cost per call is lowered because the customer service agent is more productive in moving between disparate applications and is able to handle different requests without having to transfer the customer to another customer service agent.

  . Reduce Staff Cost. Cicero reduces staff cost in two ways. First, by increasing the efficiency of each customer service agent, a contact center can handle the same volume of customer service requests with a smaller staff. Second, because Cicero simplifies the use of all contact center applications, training costs and time can be reduced, placing newly hired staff into productive positions faster than under the current status quo.

  . Increase Cross-Selling Efficiency. The consolidation of all customer data and customer specific applications can increase the efficiency of cross-selling of products and services. For instance, a Cicero enabled contact center might be configured to inform the customer service agent that the customer, while a brokerage services customer, does not use bill paying or other offered services. On the other hand, Cicero can help prevent customer service agents from selling a product that is inappropriate for that customer or a product or service that the customer already has through the company. Increasing the efficiency of cross-selling can both increase revenues and avoid customer dissatisfaction.

  . Deliver Best in Class Customer Service. Increasing customer service is one of the primary methods by which a company in the highly competitive financial services industry can differentiate itself from its competition. By increasing the efficiency and training level of its agents, decreasing average time per call and increasing effective cross-selling, the Cicero enabled contact center presents its customers with a more intimate and satisfying customer service experience that can aid in both customer retention and as a differentiator for customer acquisition.

  . Preserve Existing Information Technology Investment. Cicero integrates applications at the presentation level, which allows better use of existing custom designed applications and divergent computing platforms (e.g., midrange, client/server, LAN and Web), which are not readily compatible with each other or with legacy mainframe systems. Linking together the newer computing applications to existing systems helps preserve and increase the return on the investments made by organizations in their information technology systems.

     Additionally, by visually and structurally linking the flexibility and innovations available on newer computing platforms and applications to the rich databases and functions that are typically maintained on the larger mainframe computers, organizations can utilize this information in new ways. The Cicero solution helps organizations bridge the gap between legacy systems and newer platforms. The result is the extension of existing capabilities to a modern streamlined interface in which the underlying system architectures, such as the Web, mainframe, mid-range or client-server, are transparent to the end-user customer service agent. This preserves the existing information technology investment and increases efficiency between applications.

  . Support a Broad Range of Applications, Platforms and Standards. The IT departments of larger enterprises need solutions to integrate a broad array of applications and platforms using a wide variety of industry standards to ensure ease of implementation and integration with existing applications. The Cicero solution provides visual application integration solutions that support common industry standards and can handle a wide array of disparate applications and data types while operating on a Windows NT or Windows 2000 platform. The Cicero solution can be used to link custom or packaged applications together regardless of the tools or programming language used to create the application by integrating those applications at the presentation level.

  .  Ease of Implementation and Enhanced Information Technology
     Productivity. The Cicero solution allows contact center and financial services managers to create comprehensive data transformation and information exchange solutions without the need for non-standard coding. Our products provide pre-built adapters for a wide variety of different systems that are pre-programmed for transforming data into the format required by that system and transporting it using the appropriate transport mechanism. This greatly simplifies and speeds implementation of new solutions into the deployed Cicero framework. For instance, while in operation at Merrill Lynch, Cicero was updated to include software for Siebel Systems over a period of only two days when Merrill Lynch decided to implement the Siebel Systems solution. The Cicero solution allows the financial services industry to rapidly integrate new and existing applications with little or no customization required.

Geneva Integration Suite

  The Geneva Integration Suite is a leading line of products for integrating enterprise applications both within the enterprise and between business-to-business partners at the server level. Different computer systems and applications vary widely in the ways in which they send, receive, view and process information. As a result, diverse applications running on different systems cannot work together because information cannot generally be exchanged between them.

  Our Geneva line of products is designed to enable the sharing of information between disparate systems by automatically transforming the data from one system into the formats and representations that can be used by other application systems. This means organizations can link legacy systems to other legacy systems, to new systems, and also to the Web. In this way, our products can facilitate the delivery of timely enterprise-wide views of critical business information while substantially reducing the need for complex and costly manual programming and ongoing software program modifications.

  Our software is flexible enough to link together a wide array of applications operating on disparate systems, and can scale to meet the challenges of growth and technological development in even the most heterogeneous computing environments. Most significantly, our products allow enterprises to utilize their core system functions for new uses including Web access. This allows for the full support of eBusiness and eCommerce and closer relationships with business-to-business partners and suppliers.

  Our Geneva line of products enables rapid eBusiness implementations, reducing installation and integration costs, including the extension of ERP packages, and provides an open platform for integrating new or acquired applications, systems or architectures. Furthermore, the Geneva line of products can be used to link existing operational systems to the Internet, transmitting communications via the Internet as well as between applications.

Our Strategy

  Our short-term goal is to be the recognized global leader in providing complete desktop level application integration to the financial services industry. The following are the key elements of our strategy:

  . Leverage Our Existing Customers and Experience in the Financial Services Industry. We have had success in the past with our Geneva Integration Suite line of products in the financial services industry. We intend to utilize these long term relationships and our understanding of the business to create opportunities for sales of the Cicero solution.

  . Build on Our Successes to Expand into New Markets. Our short-term goal is to gain a significant presence in the financial services industry with the Cicero solution. The financial services industry is ideal for Cicero because each entity has a large base of installed users that use the same general groups of applications. Cicero, however, can be used in any industry that has large contact centers, such as telecommunications and insurance, and we hope to begin penetration into other markets as the Cicero solution continues to develop.

  . Develop Strategic Partnerships. The critical success factor for customers implementing Customer Relationship Management solutions in their contact centers is to have the right balance of technology and service provision. We are implementing a tightly focused strategic teaming approach with a selected group of well known consultancy firms that specialize in financial services as well as eCRM integrated solutions. Leveraging these organizations, who will provide such integration services as architecture planning, technology integration and business workflow improvement, allows us to focus on core application system needs and how Cicero best addresses them, while our partners will surround the technology with appropriate industry and business knowledge.

  . Leverage our In-House Expertise in the Cicero Software. Although Cicero was developed internally by Merrill Lynch for use by approximately 30,000 professionals worldwide, we have added members of the Merrill Lynch development team to our Cicero development team. We recruited and hired Anthony Pizi, First Vice President and Chief Technology Officer of Merrill Lynch's Private Client Technology's Architecture and Service Quality Group, and the Cicero project director as our Chairman,

     Chief Executive Officer and Chief Technology Officer as well as several of the primary Cicero engineers from Merrill Lynch to support our ongoing Cicero development efforts.

Products

Cicero

  Our flagship product, Cicero, runs on Windows NT and Windows 2000 to organize applications under a book-chapter-section metaphor that keeps all the application functionality that the user needs within easy reach. For instance, selecting the "memo" tab might cause a Microsoft Word memo-template to be created within the Cicero desktop. The end-user need not even know that they are using Microsoft Word. Moreover, a customer tracking database can be linked with the customer relationship management software package. Virtually any application that is used in the financial services industry can be integrated under the Cicero book-chapter metaphor and be used in conjunction with other contact center applications.

  The patented Cicero technology, as licensed from Merrill Lynch consists of several components: The Event Manager, a Component Object Model (COM)-based messaging service; The Context Manager, which administers the "publish and subscribe" protocols; The Shell Script Interpreter, which supports communication with applications that do not support the required COM interfaces; and The Resource Manager, which starts and shuts down applications and ensures recovery from system errors. The system is an application bus with underlying mechanisms to handle the inter-application connections.

  Functionally, if an end-user opens an application that uses customer account number data, Cicero can display all the other customer account number related applications on his or her desktop, so he or she can move information back and forth between the relevant applications within the Cicero shell. The company can change information providers and applications with minimal disruption to the end-user's ultimate functionality.

  Beneath its independent user interface, Cicero provides plug in capabilities for other aplications. All the applications can communicate with each through their COM interface or scripting.

  Cicero allows end-users to access the functionality of applications in the most efficient way possible, by only allowing them to use the functional purposes of that application. For instance, a contact center customer service representative does not use 90% of the functionality of Microsoft Word, but might need access to a memorandum and other custom designed forms as well as basic editing functionality. Cicero can be set to control access to only those templates and, in a sense, turn-off the unused functionality by not allowing the end-user direct access to the underlying application. Under the same Cicero implementation, however, a different Cicero configuration could allow the employees in the marketing department full access to Word because they have need of the full functionality. The functionality of the applications that Cicero integrates can be modulated by the business goals of the ultimate client, the parent company. This ability to limit user access to certain functions within applications enables companies to reduce their training burden by limiting the potions of the applications on which they are required to train their customer service representatives.

  Cicero is an ideal product for customer contact centers in the financial services industry. We believe that Cicero, by combining ease of use, a shorter learning curve and consistent presentation of information will allow the financial services industry to leverage their exiting investments in Customer Relationship Management or CRM applications and further increase customer service, productivity, return on investment and decrease cost both per seat and across the contact center.

Geneva Integration Suite

  The Geneva Integration Suite has six core components which provide a suite of integration software products for eBusiness integration. These components include Geneva Enterprise Integrator (formerly Enterprise

Integration Template), Geneva Business Process Automator (formerly Business Process Template), Geneva Integration Broker (formerly Geneva Integrator), Geneva Message Queuing, Geneva AppBuilder (formerly Seer*HPS) and Geneva XIPC (formerly XIPC).

  Geneva Enterprise Integrator. Geneva Enterprise Integrator is an integration tool that provides unified, real-time views of enterprise business information for eBusiness applications. Real-time integration of back-end enterprise business systems with Web-based applications is an essential component in meeting rising customer expectations of eCommerce, Web-based customer service and enterprise portal applications. Geneva Enterprise Integrator also leverages a high performance, memory-based information cache to provide an infrastructure that will support the performance demands of Internet-style computing.

  Geneva Business Process Automator. Geneva Business Process Automator is a product designed to work with Geneva Enterprise Integrator for automating the many business processes that an organization uses to run its operations. Business process automation enables the automation of information workflows, designed by business experts, and spanning front and back office systems. Business process automation provides business analysts with a set of easy-to-use tools for defining, changing and refining the exchange of information and the workflow for a domain-specific business process.

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

  Geneva XIPC. Geneva XIPC (formerly XIPC) provides similar, guaranteed delivery of information between applications. While Geneva Message Queuing is based around a Microsoft standard, Geneva XIPC is for use with Linux and other brands of UNIX servers. The UNIX/Linux family of servers, from companies like Sun Microsystems, IBM and Hewlett Packard, are the dominant Web Server and Web Application Server platforms. Geneva XIPC enables Linux and UNIX Web and Applications Servers to communicate reliably.

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

Services

  We provide a full spectrum of technical support, training and consulting services as part of our commitment to providing our customers industry-leading business integration solutions.

Maintenance and Support

  We offer customers varying levels of technical support tailored to their needs, including periodic software upgrades, telephone support and twenty-four hour, seven days a week access to support-related information via the Internet.

Training Services

  Our training organization offers a full curriculum of courses and labs designed to help customers become proficient in the use of our products and related technology as well as enabling customers to take full advantage of our field-tested best practices and methodologies.

Consulting Services

  We offer consulting services around our product offerings in project management, applications and platform integration, application design and development and application renewal, along with expertise in a wide variety of development environments and programming languages. We also have an active partner program in which we recruit leading IT consulting and system integration firms to provide services for the design, implementation and deployment of our customer contact center solutions. Our consulting organization supports third party consultants by providing architectural and enabling services.

Customers

  Approximately 30,000 Merill Lynch personnel are currently using the Cicero technology. We licensed the Cicero technology from Merrill Lynch during 2000 and intend to develop it to sell to the financial services industry. We are currently marketing Cicero to a limited number of customers during the early support phase of our product roll-out.

  Our existing Geneva installed customer base includes major corporations around the world such as Amdocs Software Systems Limited, Cirquit.com, Enron Corporation, Spacenet Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Paine Webber Inc., Siemens Power Transmission & Distribution, Inc., Sikorsky Aircraft Corporation, Sunrider International, EDB 4tel AS, Wells Fargo Bank, N.A., WinStar Wireless, Inc. and United Healthcare Services, Inc. Industries that are significantly represented in our customer base include: financial services, insurance, retail, manufacturing, telecommunications, transportation, and government. ABN AMRO was our only customer accounting for more than 10% of 1998 operating revenues. No one customer accounted for more than 10% of operating revenues in 1999. Merrill Lynch and Winstar Wireless, Inc. individually accounted for more than 10% of our operating revenues in 2000. Merrill Lynch holds approximately seven percent (7%) of the outstanding shares of our common stock and has an employee as a member on the Board of Directors.

Sales and Marketing

Sales

  To reach our potential customer base, we are pursuing several distribution channels, including a direct sales force, as well as third party relationships with systems integrators and IT consulting firms.

  Our direct sales force focuses on large customers and leverages our industry experience to access target organizations within the financial services vertical market. We believe the financial services market is a business area to which our products are particularly well suited and that its members possess the financial resources and scale of operations necessary to support the engagement. When we achieve substantial penetration into the financial services industry, we intend to target additional industries in which our business area expertise and advanced software technology can be applied.

  An important element of our sales strategy is to expand our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we will jointly sell and implement Cicero solutions. Level 8 will provide training and other support necessary to the systems integrator to aid in the promotion of our products.

  Our current direct sales staff has substantial knowledge of our products and service offerings as well as general experience in the software industry. If we augment our direct sales force, we will recruit sales people with equivalent general experience in the software industry and successful track records in selling enterprise-class software products to the financial services industry.

  We are organized worldwide into two major geographic divisions for sales of our software products: the Americas and Europe. One general manager heads each of these sales divisions. We have three major sales offices in the United States located in the key financial centers of New York, Chicago and San Francisco augmented by satellite offices in strategic locations across the United States. The international territories currently include the United Kingdom, Germany, Denmark, Sweden, Italy and France. The General Managers' respective operations include sales and consulting services for new and existing customers.

  Approximately $44.6 million or 54% of our 2000 revenues were generated from the United States and approximately 38 million or 46% was generated outside the United States. The geographic distribution of our revenues may change in the future.

Marketing

  The target market for our products and services are large companies providing financial services to a large existing customer base. Increasing competitiveness and consolidation is driving companies in the financial services industry to increase the efficiency and quality of their customer contact centers. As a result, customer contact centers are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

  Our marketing staff has an in-depth understanding of the financial services customer contact center software marketplace and the needs of customers in that marketplace, as well as experience in all of the key marketing disciplines. The staff also has broad knowledge of our products and services and how they can meet customer needs.

  Marketing is headed by a vice president of worldwide marketing. Core marketing functions including product marketing, marketing communications and strategic alliances. Public relations, which include investor and industry analysts, is handled by the corporate marketing staff and an outside firm. Regional marketing programs are supported by corporate staff as well as by marketing staff based in the Company's European headquarters in the UK, with support from local marketing resources in the regional offices.

  We utilize focused marketing programs that are intended to attract potential customers in our target vertical and to promote Level 8 and our brands. We will not use broad focused marketing programs such as seminars, advertising, telemarketing, direct mail, tradeshows and webcasts. Instead we will use programs specifically directed at our target market such as speaking engagements, public relations campaigns, focused trade shows and web site marketing, while devoting substantial resources to supporting the field sales team with high quality sales tools and collateral. As product acceptance grows and our target markets increase, we will shift to broader marketing programs.

  The marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, case studies, articles, brochures and data sheets. We also intend to implement a high level strategic partnership program to educate and support our partners with a variety of programs, incentives and support plans.

  As part of our increased focus on the Cicero product line and the financial services customer contact center market, we are significantly decreasing our marketing costs while increasing our marketing focus. We intend to continue to fine-tune our sales and marketing staff through continued training to meet our revised needs. We have decreased the marketing and sales budget to conserve financial resources and appropriately direct expenditures in line with our revised business strategy.

Research and Product Development

  In connection with the narrowing of our strategic focus, we anticipate an overall reduction in research and development costs with the vast majority of our research and development focusing on the enhancement and evolution of our Cicero product line. In the past, our research and development expense was attributable to our Geneva line of products and the integration of software acquired in acquisitions and is not indicative of our future research and development costs.

  We had research and development expense of $8.9 million, $6.8 and $2.8 million in 2000, 1999 and 1998, respectively. The increase in 2000 was the result of the addition of approximately thirty-five developers from the acquisition of Template Software, Inc. ("Template"). The increase in 1999 is primarily attributable to the acquisitions of Seer Technologies, Inc. ("Seer") and our investments in new products, primarily version 2.0 of Geneva Integration Broker, which was released in the second quarter of 1999 and version 2.0 of Geneva Message Queuing, which was released in the fourth quarter of 1999. We expect that research and development costs will decrease as a result of our reduction in force, decreasing emphasis on the Geneva line of products and a shift to the Cicero line of products.

  The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards.

  Our budgets for research and development are based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

  The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, as well as ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that we will successfully develop, introduce or manage the transition to new products.

  We have in the past, and may in the future, experience delays in the introduction of our products, due to factors internal and external to our business. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect our results of operations, particularly on a quarterly basis.

Competition

  The provision of custom contact center integration software includes a large number of participants in various segments, is subject to rapid changes, and is highly competitive. These markets are highly fragmented and served by numerous firms, many of which address only specific contact center problems and solutions.

Clients may elect to use their internal information systems resources to satisfy their needs, rather than using those offered by Level 8.

  The rapid growth and long-term potential of the market for business integration solutions to the contact centers of the financial services industry make it attractive to new competition. Many of our competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

Representative Competitors for Cicero

  . Portal software offers the ability to aggregate information at a single point, but not the ability to integrate transactions from a myriad of information systems on the desktop. Plumtree is a representative company in the Portal market.

Representative Competitors for Geneva

  . In the Enterprise Application Integration market, primary competition comes from NEON, WebMethods, Tibco, Mercator, and IBM.

  . In the Business Process Automation market, primary competition comes from Vitria and IBM.

  . In the Application Engineering market, primary competition comes from Computer Associates.

  We believe that our ability to compete depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain and motivate senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with our products and services, the price at which others offer comparable services and the extent of our competitors' responsiveness to customer needs.

Intellectual Property

  Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, we have patents with respect to certain of our products and Merrill Lynch holds a patent with respect to the Cicero technology. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. We use the trademarks "Level 8", "Level 8 Systems", "Level 8 Technologies", "Geneva", "Geneva Integration Suite", "Geneva Message Queuing", "Geneva XIPC", "Geneva Integration Broker", "Geneva Enterprise Integrator", "Geneva Business Process Automator", "Geneva AppBuilder", "SNAP" and "MonitorMQ."

  Cicero(R) is a registered trademark of Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

  All other product and company names mentioned herein are for identification purposes only and are the property of, and may be trademarks of, their respective owners.

  There can be no assurance that the steps we have taken will prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to our technologies. Additionally, with respect to the Cicero line of products, there can be no assurance that Merrill Lynch will protect its patents or that we will have the resources to successfully pursue infringers. Furthermore, our license to Cicero may become non-exclusive in August, 2002. If we fail to or are unable to protect our proprietary or licensed technologies, it could have a material adverse effect on our business, operating results and financial condition.

  Although we do not believe that our products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against us or our customers in the future. In addition, we may be required to indemnify our distribution partners and end users for similar claims made against them. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as a plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not said litigation is resolved in our favor, which could have a material adverse effect on our business operating results and financial condition.

  As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers and licensors may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming and expensive to defend and could adversely affect our business, operating results and financial condition.

Employees

  During the first quarter of 2001, we significantly reduced our number of employees to decrease operating costs and streamline the organization in connection with our new focused strategy. As of March 26, 2001, we had a total of 320 employees. Our continued success is dependent on our ability to attract and retain qualified employees. Due to the competitiveness in the market for employees, we may experience future difficulty in recruiting and retaining staff.

  We believe that to fully implement our business plan we will be required to enhance our ability to work with the Microsoft Windows NT and Windows 2000 operating systems by adding additional development personnel. Although we believe that we will be successful in attracting and retaining qualified employees to fill these positions, no assurance can be given that we will be successful in attracting and retaining these employees now or in the future.

  Our employees are not represented by a union or a collective bargaining agreement.

Forward Looking and Cautionary Statements

  Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: our future success depends on the market acceptance of the Cicero product and successful execution of the new strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; our future results may depend upon the successful integration of future acquisitions; we may not have the resources to successfully manage additional growth; rapid technological change could render the Company's products obsolete; loss of any one of our major customers could adversely affect our business; our business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on our results of operations; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend its ownership and use of proprietary technology; our license to market and sell the Cicero technology may become non-exclusive in August 2002; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

Item 2: Properties

  Our worldwide corporate headquarters is located in approximately 25,000 square feet in Cary, North Carolina pursuant to a lease expiring in 2004. The United States operations groups are based in the Cary office, with field offices in the following locations: Dulles, Virginia; Berkeley, California; Princeton, New Jersey; New York, New York; Chicago, Illinois; and Denver, Colorado. The foreign operations groups are based in London, England with field offices in the following locations: Copenhagen, Denmark; Paris, France; Munich and Frankfurt, Germany; Milan, Italy; Malmo, Sweden; and Nieuwegein, The Netherlands. We also maintains an office in Limerick, Ireland on a set fee arrangement. The research and development and customer support groups are located in Berkeley, California; Princeton, New Jersey; New York, New York; Dulles, Virginia; Cary, North Carolina; and London, England.

  The Company owns a building in Windsor, England from the acquisition of Template. The Company determined that this facility was not needed for ongoing operations and was placed for sale. Subsequent to December 31, 2000, the Company sold the building, fixtures, and certain equipment for approximately $2,350.

Item 3: Legal Proceedings

  From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this Report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4: Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market For Registrant's Common Stock and Related Shareholder Matters.

   Our common stock has been traded on the Nasdaq Stock Market under the symbol "LVEL" since 1996. We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends for common stock in the foreseeable future. Our credit agreements require us to obtain approval from our lenders prior to declaration or payment of any cash dividends on our common stock. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 1999 and 2000.

                                                      1999            2000
                                                 --------------- ---------------
   Quarter                                        High     Low    High     Low
   -------                                       ------- ------- ------- -------
   First........................................ $16.250 $ 7.625 $49.125 $29.500
   Second....................................... $13.125 $ 7.938 $47.500 $11.250
   Third........................................ $14.000 $ 9.375 $27.813 $16.000
   Fourth....................................... $46.438 $11.500 $18.500 $ 5.000

   The closing price of the common stock on December 31, 2000 was $6.094 per share. As of March 26, 2001, we had 160 registered shareholders of record.

Item 6. Selected Financial Data.

   The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

   See Item 7 for a discussion of the entities included in operations (does not include 1996 and 1997).

                                         Year Ended December 31,
                                  (in thousands, except per share data)
                                ---------------------------------------------
                                 1996     1997     1998      1999      2000
                                -------  ------- --------  --------  --------
SELECTED STATEMENT OF
 OPERATIONS DATA
Revenue........................ $ 7,272  $14,680 $ 10,685  $ 52,920  $ 82,591
Net income (loss) from
 continuing operations.........    (845)   1,036  (23,688)  (15,477)  (28,367)
Net income (loss) from
 continuing operations per
 common and common equivalent
 share--basic..................    (.14)     .16    (3.14)    (1.78)    (2.10)
Net income (loss) from
 continuing operations per
 common and common equivalent
 share--diluted................    (.14)     .14    (3.14)    (1.78)    (2.10)
Net loss applicable to common
 stockholders--basic...........    (.14)     .16    (3.14)    (1.78)    (2.10)
Net loss applicable to common
 stockholders--diluted.........    (.14)     .14    (3.14)    (1.78)    (2.44)
Weighted average common and
 common equivalent shares
 outstanding--basic............   6,076    6,992    7,552     8,918    14,019
Weighted average common and
 common equivalent shares
 outstanding--diluted..........   6,076    7,561    7,552     8,918    14,019
                                         Year Ended December 31,
                                  (in thousands, except per share data)
                                ---------------------------------------------
                                 1996     1997     1998      1999      2000
                                -------  ------- --------  --------  --------
SELECTED STATEMENT OF
 OPERATIONS DATA
Working capital (deficiency)... $11,007  $15,826 $(19,554) $    (36) $ 28,311
Total assets...................  20,787   23,482   70,770   133,581   169,956
Long-term debt, net of current
 maturities....................      23       16    1,541    22,202    25,000
Loans from related companies,
 net of current maturities.....     331      202   12,519     4,000       --
Stockholders' equity...........  18,300   20,371    8,892    72,221   117,730

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

   Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

   In addition to software products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions. Level 8's worldwide consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Level 8 offers services around its integration software products.

   This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See "Item 1. Business--Forward Looking and Cautionary Statements."

Results Of Operations

   The Company's results of operations include the operations of the Company and its subsidiaries. Operations for the subsidiaries acquired during 2000, 1999, and 1998 are included from the date of acquisition. Accordingly, the 2000, 1999, and 1998 results of operations include the operations of StarQuest Software, Inc. ("StarQuest"), Template Software Inc. ("Template"), Seer Technologies, Inc. ("Seer") and Momentum Software Corporation ("Momentum") since November 28, 2000, December 27, 1999, December 31, 1998, and March 26, 1998, respectively.

   As a result of the Company's acquisition activity, the nature of its operations has changed significantly from 1998 to 2000. In March 1998 the Company acquired Momentum, primarily for its XIPC messaging product. The XIPC product has been sold on a stand-alone basis as well as incorporated into the Company's Geneva Message Queuing product, which was internally developed. The acquisition of Seer in December 1998 provided the Seer*HPS application engineering technology as well as significant international operations. Seer*HPS was subsequently renamed Geneva AppBuilder. In early 1999, the Company introduced its first Enterprise Application Integration ("EAI") product, Geneva Integration Broker, which was developed internally. As the Company moved more solidly into the EAI market, it acquired Template in December 1999. The acquisition of Template primarily provided the Company its Enterprise Integration Template and Business Process Template and additional experienced services professionals trained on Template's products. These products were subsequently renamed Geneva Enterprise Integrator and Geneva Business Process Automator. The Company disposed of certain Template consulting operations during early 2000, which were not related to its products and determined to be non-strategic to the Company's future.

   In August 2000, the Company acquired the rights to Cicero, a comprehensive integrated desktop computer environment from Merrill Lynch in exchange for 1,000,000 shares of its common stock valued at $22,750. The cost of the technology acquired has been capitalized and amortized over a three year period.

   In November 2000, the Company acquired StarQuest. The total purchase price of the acquisition was $10,138 and has been accounted for by the purchase method of accounting. As a result of the acquisition of StarQuest, the Company gained an additional product that would enhance its ability to provide integration to Cisco platforms.

   Due to the Company's acquisition and divestiture activities, year to year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of the Company's pursuit of a growth strategy focusing on its software product sales and synergies gained as a result of eliminating duplicative functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into Level 8. Pro forma comparisons are therefore not necessarily meaningful either. In general, the Company shifted its focus from a reseller of MQ Series and related services in 1998 to selling multiple integration products with a lesser focus on services in 2000. Revenue and expenses have increased as a result of acquisitions and internal growth. The Company is attempting to maximize synergies from its acquisitions wherever possible.

   The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue.

                                                            Year Ended
                                                           December 31,
                                                        ----------------------
                                                        2000    1999     1998
                                                        -----   -----   ------
Revenue:
  Software.............................................  55.7 %  30.3 %   14.5 %
  Maintenance..........................................  19.3 %  28.3 %   10.2 %
  Services.............................................  25.0 %  41.4 %   75.3 %
                                                        -----   -----   ------
    Total.............................................. 100.0 % 100.0 %  100.0 %
Cost of revenue:
  Software.............................................  11.9 %   8.0 %   19.3 %
  Maintenance..........................................   6.9 %  10.2 %    4.5 %
  Services.............................................  22.6 %  36.4 %   54.1 %
                                                        -----   -----   ------
    Total..............................................  41.4 %  54.6 %   77.9 %
Gross profit...........................................  58.6 %  45.4 %   22.1 %
Operating expenses:
  Sales and marketing..................................  42.6 %  22.7 %   22.3 %
  Research and product development.....................  10.7 %  12.8 %   26.0 %
  General and administrative...........................  15.3 %  12.9 %   60.3 %
  Amortization intangible assets.......................  17.2 %  13.2 %   18.1 %
  In-process research and development..................   2.2 %   5.6 %   55.1 %
  Write-off of intangible assets.......................   --      --      43.1 %
  Loss on disposal of asset............................   0.5 %   --       --
  Restructuring, net...................................   --      0.7 %   14.4 %
                                                        -----   -----   ------
    Total..............................................  88.5 %  67.9 %  239.3 %
  Loss from operations................................. (29.9)% (22.5)% (217.2)%
  Other income (expense), net..........................  (3.1)%  (5.4)%   (0.8)%
                                                        -----   -----   ------
  Loss before taxes.................................... (33.0)% (27.9)% (218.0)%
  Income tax provision.................................   1.3 %   1.4 %    3.8 %
                                                        -----   -----   ------
  Net loss from continuing operations.................. (34.3)% (29.3)% (221.8)%
                                                        =====   =====   ======

   The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                                                 2000  1999  1998
                                                                 ----  ----  ----
United States...................................................  54%   33%   99%
Europe..........................................................  35%   56%  --
Asia Pacific....................................................   2%    7%  --
Middle East.....................................................   8%    3%  --
Other...........................................................   1%    1%    1%
                                                                 ---   ---   ---
  Total......................................................... 100%  100%  100%
                                                                 ===   ===   ===

Years Ended December 31, 2000, 1999, and 1998

   Revenue and Gross Margin. The Company has three categories of revenue: software products, maintenance, and services. Software product revenue is comprised primarily of fees from licensing the Company's proprietary software products. Maintenance revenue is comprised of fees for maintaining, supporting, and providing periodic upgrades to the Company's software products. Services revenue is comprised of fees for consulting and training services related to the Company's software products.

   The Company's revenues vary from quarter to quarter, with the largest portion of revenue typically recognized in the last month of each quarter. The Company believes that these patterns are attributable to the budgeting and purchasing cycles of customers and the Company's sales commission policies, which compensate sales personnel for meeting or exceeding quarterly quotas. The Company typically does not have any material backlog of unfilled software orders and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility of the price of the Company's common stock.

   Total revenues increased 56% from 1999 to 2000 and increased 395% from 1998 to 1999. The increases in total revenue are primarily attributable to the acquisitions of companies and technologies discussed above. The software product category contributed most significantly to these increases. Gross margins were 59%, 45% and 22% for 2000, 1999, and 1998, respectively.

   Software Products. Software product revenue increased 187% in 2000 in comparison to 1999 and increased 933% in 1999 in comparison to 1998. The increases in both years can be attributed to the Company's increased focus on sales and marketing, which resulted in improved sales of its products, including significant revenues related to the products acquired from Template and Seer.

   The gross margin on software products was 79%, 74%, and (33)%, for the 2000, 1999, and 1998 fiscal periods, respectively. The improvement in gross margins from 1998 to 1999 and 1999 to 2000 were due to the significant increases in software product revenue. Cost of software is composed primarily of amortization of software product technology and royalties to third parties, and to a lesser extent, production and distribution costs. The increases in cost of software from 1998 through 2000 are primarily attributable to the amortization of software product technology acquired through the acquisitions discussed above.

   Services. Services revenue decreased 6% from 1999 to 2000 and increased 172% from 1998 to 1999. Services gross margins were 10%, 12%, and 28% for 2000, 1999, and 1998, respectively. Cost of services primarily includes personnel and travel costs related to the delivery of services.

   The increase in services revenue from 1998 to 1999 was primarily a result of the acquisition of Seer's Geneva AppBuilder product. The decrease in services revenue from 1999 to 2000 was attributable to the

Company's emphasis on software sales and the decline in services related to its Geneva AppBuilder product. Services margins were relatively consistent for 1999 to 2000. Services margins declined from 1998 to 1999 because the Geneva AppBuilder generated lower margins than the Company's historical offerings and due to changes in the Company's focus.

   Maintenance. Maintenance revenue increased only 7% from 1999 to 2000 compared with a 1,273% increase from 1998 to 1999. The relatively flat increase for 1999 to 2000 is a result in a slight decline in the number of customers purchasing maintenance for Geneva AppBuilder and Geneva XIPC, partly offset by new maintenance revenue from Template's customers and new software sales. The significant increase in maintenance revenue from 1998 to 1999 is primarily due to the addition of Geneva AppBuilder to the Company's products, which has historically had a significant revenue stream from maintenance.

   Gross margins on maintenance were 64%, 64%, and 56%, for 2000, 1999, and 1998, respectively. Cost of maintenance is comprised of personnel costs and related overhead, and in 1999 includes the cost of third-party contracts for the maintenance and support of the Company's Geneva AppBuilder products. The increase in gross margin for 1998 to 1999 is primarily due to the addition of the Geneva AppBuilder and Geneva XIPC to the Company's products from which the Company has created economies of scale in its support organization. The gross margin on maintenance was consistent from 1999 to 2000.

   Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as analyst subscriptions, trade show participation, and other promotional expenses. Sales and marketing expenses increased threefold and fourfold from 1999 to 2000 and 1998 to 1999, respectively, due to an increase in the size of the Company's sales force and marketing staff, both through acquisition and recruiting. Additionally, the Company significantly increased its marketing programs as part of its focus on increasing software product revenue from 1998 to 1999 and from 1999 to 2000.

   Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation personnel. Research and development expense increased 30% and 145% from 1999 to 2000 and 1998 to 1999, respectively. The increases in 2000 were the result of the addition of approximately thirty-five developers from the Template acquisition. The increases in 1998 and 1999 are a result of the Company's investment in new internally developed and acquired products.

   General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, and administrative staff and related overhead and non-allocable corporate costs of operating the Company. General and administrative expenses increased 86% from 1999 to 2000 and increased as a percentage of total revenue for the same period. These increases are a result of professional fees and personnel costs to support increased levels of business activities. Expenses increased 6% from 1998 to 1999 and decreased as a percentage of revenue for 1999 due to synergies obtained through the integration of Seer and management's focus on reducing general and administrative expenses as a percentage of revenue.

   Amortization of Goodwill and Other Intangible Assets. Amortization of intangible assets, primarily goodwill, was $14.2 million, $7 million, and $1.9 million for 2000, 1999, and 1998, respectively, and relates to the acquisitions discussed above as well as the Company's acquisition of Level 8 Technologies.

   Purchased Research and Development. Based on the results of third-party appraisals, the Company recorded charges in 1998 of $5.9 million to expense purchased in-process research and development costs related to the acquisitions of Momentum and Seer. In 1999, the Company recorded charges of $2.9 million to expense purchased in-process research and development costs related to the acquisitions of the remaining 31% of Seer, and Template. As part of the StarQuest acquisition, the Company recorded a charge to expense in-process research and development costs in the amount of $1.8 million in 2000.

   For all in-process research and development charges recorded in 1998, 1999, and 2000, it was determined that the acquired in-process research and development had not yet reached technological feasibility and had no alternative future uses. The value of the in-process projects was adjusted to reflect the relative value and contribution of the acquired research and development. In doing so, management gave consideration to the stage of completion, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The value assigned to purchased in-process technology was based on key assumptions, including revenue growth rates for each technology considering, among other things, current and expected industry trends, acceptance of the technologies and historical growth rates for similar industry products.

   Other charges. As a result of the acquisitions of StarQuest, Template, Momentum, and Seer, the Company has recorded several charges during the years presented.

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

   The Company believes the accrued restructuring cost of $.21 million at December 31, 2000 represents its remaining cash obligations for the restructuring charges included above.

   In 1998, as a consequence of the Company's transition to an enterprise application integration solutions provider, the Company abandoned certain planned development efforts for products acquired in the Momentum transaction and reassessed the remaining undiscounted projected cash flows related to the identifiable and unidentifiable intangible assets acquired from Momentum. It was concluded that, with the principal exception of the Momentum technology utilized in the Level 8's product suite and the Geneva XIPC products, the goodwill and intangibles acquired in the Momentum transaction should be written off. Accordingly, during the fourth quarter of 1998, the Company adjusted the carrying value of its identifiable and unidentifiable assets to their fair value of $32.2 million, resulting in a non-cash impairment loss of $4.6 million.

   Provision for Income Taxes. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net losses incurred during 2000, 1999 and 1998. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for 2000 and 1999 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

   Discontinued Operations. The loss on disposal of ProfitKey International ("ProfitKey") during 1998 was approximately $1.2 million. The loss on discontinued operations related to ProfitKey was $.14 million for 1998.

   Impact Of Inflation. Inflation has not had a significant effect on the Company's operating results during the periods presented.

Forward Looking Assessment

   Subsequent to December 31, 2000, after extensive strategic consultation with outside advisors and an internal analysis of the Company's products and services, the Company decided on a strategic initiative that would allow it to focus on the financial services industry and a new Cicero product line based on technology licensed from Merrill Lynch. The Company intends to provide the financial services industry with a comprehensive desktop application that can seamlessly integrate the diverse productivity applications used in customer relationship management.

   As a part of this strategic initiative, the Company restructured its domestic and international operations. This restructuring included an approximate 35% reduction in personnel. The reductions were made in all operational areas of the Company. The Company also intends to consolidate some of its leased facilities as part of this restructuring and dispose of certain assets.

   Revenue and Gross Margin. Overall, the Company expects total revenue in 2001 to be less than total revenue in 2000, due to reductions in both software product and services revenue. Gross margin is projected to decrease as well.

   Software Products. Product revenue is expected to decrease significantly from 2000. As a percentage of total revenue, it is anticipated to be comparable to 2000. During 2001, the Company's focus will be on delivering Cicero to the market and then gaining market acceptance. The Company expects that during 2001, software product revenue will be primarily comprised of sales of Cicero. The gross margin for software is expected to decline as there will be an increase in the amortization of capitalized software related to the acquisition of the Cicero technology and StarQuest.

   Services. Revenue related to services is projected to decline significantly as the company continues to focus its efforts on software sales. Along with the decrease in revenue, cost of services is also expected to decline. The Company expects to see an increase in services margins during 2001 as the anticipated margins for Cicero related services are higher than services related to the Company's historical products.

   Maintenance. Maintenance revenue is projected to be in line with that of 2000, however, as a percentage of total revenue, it is projected to increase. The gross margin for maintenance is expected to be comparable to that for 2000.

   Sales and Marketing. The Company expects sales and marketing expenses to significantly decrease as part of the Company's overall reorganization and focus on the Cicero product. The Cicero product is scheduled to be formally launched in the third quarter of 2001.

   Research and Development. Management expects to see a decrease in research and development expenses as the Company's focus will be on the Cicero product with decreasing amounts spent on development of the more mature products.

   General and Administrative. Management expects to see a decrease in general and administrative expenses going forward consistent with the size of the Company's restructured operations.

Liquidity and Capital Resources

Operating and Investing Activities

   Net cash used in operations and investing activities during 2000 was $14.6 million. Net cash used in operating activities, excluding payments for any acquisition-related or restructuring activities, was approximately $3.0 million. Ongoing investing activities such as purchases of property and equipment and additions to capitalized software costs required cash outlays of $2.0 million and $.7 million, respectively. Other components of the net cash outflow included $4.4 million for merger and restructuring costs, primarily related to the acquisitions of StarQuest and Template, and $4.0 million in purchases of available for sale securities. As of December 31, 2000, the Company did not have any material commitments for capital expenditures.

   During the third quarter of 2000, the Company made a $4.0 million equity investment in a publicly traded e-business service provider by purchasing 500,000 shares of common stock at $8.00 per share, representing approximately seven percent of the common stock outstanding. In addition, the Company received warrants for the purchase of 500,000 shares of common stock with an exercise price of $13.00 per share. At December 31, 2000, the fair value of the stock and warrants was approximately $.6 million.

   Net cash used in operations and investing activities during 1999 was $39.8 million. Net payments of approximately $4.5 million for merger and restructuring costs, primarily related to the acquisition of Template and Seer, $25.3 million for payments of businesses acquired, $.4 million for purchases of property and equipment, $1.4 million for additions to capitalized software development costs in addition to the net cash used by operations were primary components of the net cash outflow.

   During 1998, cash provided by operations was $1.7 million. Investing outflows for equipment purchases totaled $.9 million and additions to capitalized software development costs totaled $1.2 million.

Financing Activities

   The Company funded its cash needs during the year ended December 31, 2000 with cash on hand at December 31, 1999, through operations, and through proceeds from the issuance of common and preferred stock.

   On July 20, 2000, the Company issued 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), convertible into an aggregate of 1,197,007 shares of the Company's common stock. Holders of the Series B Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series B Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series B Preferred Stock. The Series B Preferred Stock may be redeemed at the option of the Company at a redemption price equal to the original purchase price at any time after July 20, 2001 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $50.125 per share. The conversion price of the Series B Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $25.0625 per share. In the event the Company breaches its obligations to pay dividends when due or issue common stock upon conversion, or the Company's common stock is delisted, the dividend rate on the Series B Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of the Company during the first 60 days of such increased dividend rate). As part of the $30 million financing, the Company also issued the investors warrants to purchase 1,047,382 shares of common stock at an exercise price of $25.0625 per share. The Company has registered the common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants for resale under the Securities Act. The Company is required to make certain payments in the event it is unable to meet its obligations in connection with the Series B Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series B Preferred Stock, is limited to 19% of the liquidation value of the Series B Preferred Stock. Investors in the Series B Preferred Stock and warrants include investment funds affiliated with Brown Simpson Asset Management and Seneca Capital Management.

   The Company also received $8.9 million in proceeds during 2000 from the exercise of various stock options and warrants that were outstanding.

   During 2000, the Company restructured its debt obligations by paying down borrowings totaling $20.9 million under a credit facility with a commercial lender, paying down all of its outstanding borrowings from its principal shareholder totaling $4.5 million, and paying off certain notes payable or converting them to common stock. Additionally, the Company increased its borrowings under a term loan by $5 million and borrowed $10 million under a new credit facility with a commercial bank.

   During January 2000, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the acceptance by such noteholder. The Company converted $1,904 of the Momentum notes to approximately 55,000 shares of the Company's common stock in February, 2000 as a result of this exchange offer. During August, 2000 the Company paid off the remaining balances due under these notes.

   On December 15, 2000 the Company entered into a credit facility with a commercial bank to provide for borrowings up to the lesser of $10,000 or the sum of 50% of eligible receivables plus cash pledged with this commercial bank. Advances under the facility bear interest at LIBOR plus 1.5% (approximately 8.1% at December 31, 2000), which is payable quarterly. The facility also requires an annual fee of .5% of the commitment amount and expires on December 31, 2002. Total borrowings under this facility were $10,000 at December 31, 2000 and were based upon a $10,000 pledge of cash deposited in the bank. Borrowings under this facility are subject to the Company meeting certain financial covenants, which include stockholders' equity exceeding 23% of total assets and the current ratio exceeding .85. This facility is collateralized by the Company's accounts receivable, equipment and intangibles including intellectual property. The Company is currently in compliance with all financial covenants. In connection with this facility, the Company provided warrants to the lender to purchase approximately 173,000 shares of the Company's common stock. The value of the warrants was calculated as $775 using the Black Scholes option pricing model and is being amortized as a component of interest expense over the term of the loan.

   At December 31, 2000, the Company has a term loan with a commercial bank for $15,000. This loan bears interest at LIBOR plus 1% (approximately 7.6% at December 31, 2000), which is payable quarterly. There are no financial covenants. This loan is guaranteed by Liraz, Level 8's principal shareholder. The original loan amount of $10,000 was used to partially fund the purchase of Template. During 2000, the loan and guarantee were amended to extend the due date from May 31, 2001 to November 30, 2001 and to provide the Company with an additional $5,000 in borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company's common stock. Based upon the fair market value of the stock issued, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the Consolidated Statement of Operations as a component of interest expense over the term of the guaranty. Subsequent to December 31, 2000, the loan was amended to extend the due date to January 30, 2002.

   For the year ended December 31, 2000, the Company incurred a net loss of $28.4 million and has working capital of $28.3 million and an accumulated deficit of $75.3 million. The Company believes that existing cash on hand and cash provided by future operations will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform according to its operating plan. However, there can be no assurance that the Company will be able to continue to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an adverse impact on the Company's business and operations. The Company may also explore additional debt or equity financing to expand its operations and take advantage of market opportunities.

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

   Further, the Company does not presently expect the introduction of the Euro currency to have material adverse impact on the Company's financial condition, cash flows, or results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   Approximately 46% of the Company's 2000 revenues were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of accumulated other comprehensive income or loss in shareholders' equity.

   In an effort to reduce its exposure to currency fluctuations on its foreign currency receivables, the Company began hedging these receivables by purchasing forward contracts during 1999. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward exchange contract will be recognized in income in the same period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. Information regarding the Company's foreign currency forward exchange contracts is set forth in Note 16 of Item 14(a)(1) of this Form 10-K and is incorporated herein by reference.

Item 8. Financial Statements And Supplementary Data.

   The information required by this item appears beginning on page F-1 of this report. See Items 14(a)(1) and (2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   On July 11, 2000, Level 8 appointed Deloitte & Touche LLP as its independent auditors. On July 10, 2000, Level 8 dismissed PricewaterhouseCoopers LLP as its independent auditors. The decision to change independent auditors was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors. During the two most recent fiscal years, neither of the Company's independent accountant's reports on the Company's financial statements contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the two most recent fiscal years and any subsequent interim period, there have been no disagreements with the Company's independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

   The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors--Director Compensation" and "--Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item is incorporated by reference to information to be included under the caption, "Certain Relationships and Related Party Transactions" and "Election of Directors--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) 1.Financial Statements

      The following financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

      Independent Auditors' Report

      Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

    2.Financial Statement Schedules

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3.Exhibits

      The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2000.

  (c) Exhibits

  Exhibit
  Number                               Description
  -------                              -----------

    2.1 Agreement and Plan of Merger, dated as of October 19, 1999, by and among Level 8 Systems, Inc., TSAC, Inc., and Template Software, Inc.
          (incorporated by reference to exhibit 2.1 to Level 8's Report on Form
          8-K, filed November 5, 1999 (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)).

    2.2   Agreement and Plan of Merger dated October 2, 2000 by and among Level
          8 Systems, Inc., Level 8 Technologies Acquisition Corp. and StarQuest
          Software, Inc. (incorporated by reference to exhibit 10.39 to Level
          8's Quarterly Report on Form 10-Q for the period ended September 30,
          2000 (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)).

    3.1 Certificate Of Incorporation of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.1 to Level 8's
          Registration Statement on Form S-1/A, filed September 22, 2000, File
          No. 333-44588).

  Exhibit
  Number                               Description
  -------                              -----------

   3.2 Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8's Registration Statement on Form S-1/A, filed September 22, 2000, File No. 333-44588).

   3.2A Amendment to the Bylaws of Level 8 Systems, Inc., a Delaware corporation (filed herewith).

   3.3    Certificate of Designation relating to Series A 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 3.3 to Level 8's Report on Form 8-K, filed July 23, 1999).

   3.4    Certificate of Designation relating to Series B 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 3.3 to Level 8's Report on Form 8-K, filed July 31, 2000).

   4.1    Form of Warrant Agreement, between the Company and Hampshire
          Securities Corporation for 135,000 shares of common stock
          (incorporated by reference to exhibit 10.27 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

   4.2 Form of Warrants issued June 29, 1999 in connection with the sale of Series A 4% Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K filed July 23, 1999).

   4.3 Form of Warrant(s) representing the 250,000 Level 8 warrants issued to the WCAS Parties (incorporated by reference to exhibit 8.2(A) to the Seer Technologies, Inc. Annual Report on Form 10-K for the year ended September 30, 1998, File No. 000-26194).

   4.4    Registration Rights Agreement dated June 29, 1999 among Level 8
          Systems, Inc. and the investors named on the signature pages thereof
          (incorporated by reference to exhibit 10.3 to Level 8's Report on Form 8-K filed July 23, 1999, File No. 000-26392).

   4.5    Registration Rights Agreement, dated June 13, 1995, between the
          Company and Liraz (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration
          Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

   4.6    Warrant for 523,691 shares issued to Brown Simpson Partners I, Ltd.,
          July 20, 2000 in connection with the sale of Series B 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K filed July 31, 2000).

   4.7    Warrant for 182,506 shares issued to Seneca Capital, L.P., July 20,
          2000 in connection with the sale of Series B 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 10.3 to Level 8's Report on Form 8-K filed July 31, 2000).

   4.8    Warrant for 341,185 shares issued to Seneca International, Ltd., July
          20, 2000 in connection with the sale of Series B 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8's Report on Form 8-K filed July 31, 2000).

   4.9    Registration Rights Agreement dated July 20, 2000 among Level 8
          Systems, Inc. and the investors named on the signature pages thereof
          (incorporated by reference to exhibit 10.5 to Level 8's Report on Form 8-K filed July 31, 2000).

   4.10   Form of Warrant issued to the former holders of Series E Preferred
          Stock of StarQuest Software, Inc. (filed herewith).

   4.11 Form of Registration Rights Agreement among Level 8 Systems, Inc. and the former holders of Series E Preferred Stock of StarQuest Software,
          Inc. (filed herewith).

   4.12 Form of Registration Rights Agreement among Level 8 Systems, Inc. and the former debtholders of StarQuest Software, Inc. (filed herewith).

  Exhibit
  Number                               Description
  -------                              -----------

  10.1 Level 8 Systems, Inc. 2000 Stock Grant Retention Plan (incorporated by reference to exhibit 99 to Level 8's Registration Statement on Form S-8, filed December 15, 2000, File No. 333-51936).

  10.2    Level 8's 1997 Stock Option Plan, as Amended and Restated
          (incorporated by reference to exhibit 10.2 to Level 8's Registration
          Statement on Form S-1/A, filed September 22, 2000,
          File No. 333-44588).*

  10.3 Level 8's February 2, 1995 Non-Qualified Option Plan (incorporated by reference to exhibit 10.1 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995,
          File No. 33-92230).*

  10.4    Template Software, Inc. 1992 Non-Statutory Stock Option Plan
          (incorporated by reference to an exhibit to Template Software, Inc.'s
          Registration Statement on Form S-1, filed on November 27, 1996, File
          No. 333-17063).

  10.5    Template Software, Inc. 1992 Incentive Stock Option Plan
          (incorporated by reference to an exhibit to Template Software, Inc.'s
          Registration Statement on Form S-1, filed on November 27, 1996,
          File No. 333-17063).

  10.6    Employment Agreement between Anthony Pizi and the Company dated March
          12, 2001 (filed herewith).*

  10.7    Employment Agreement between Paul Rampel and the Company dated March
          12, 2001 (filed herewith).*

  10.8    Employment Agreement between Arik Kilman and the Company dated March
          12, 2001 (filed herewith).*

  10.9    Employment Agreement between Steven Dmiszewicki and the Company dated
          December 4, 1998 (incorporated by reference to exhibit 10.19 to Level
          8's Annual Report on Form 10-K for the fiscal year ended December 31,
          1998, File No. 000-26392).*

  10.9A Separation Agreement and General Release between Steven Dmiszewicki and the Company dated January 31, 2001 (filed herewith).*

  10.10   Amended and Restated Employment Agreement, effective November 8,
          1996, between Level 8 Technologies, Inc. and Samuel Somech
          (incorporated by reference to exhibit 10.12 to Registration Statement
          No. 33-92230 on Form S-1/A).*
  10.10A Amendment dated February 26, 1999 to the Employment Agreement between the Company and Samuel Somech dated November 8, 1996 (incorporated by reference to exhibit 10.2A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

  10.11   Lease Agreement for Cary, N.C. offices, dated March 31, 1997, between
          Seer Technologies, Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.47 to Seer Technologies, Inc.'s Quarterly
          Report on Form 10-Q for the period ended March 31, 1997, File No.
          000-26194).

  10.11A  Addendum #1 to the Lease Agreement for Cary, N.C. offices, dated July
          6, 1998 (incorporated by reference to exhibit 10.58 to Seer
          Technology Inc.'s Quarterly Report on Form 10-Q for the period ended
          June 30, 1998, File No. 000-26194).

  10.11B  Amendment to Lease Agreement for Cary, N.C. offices, dated January
          21, 1999 (incorporated by reference to exhibit 10.21A to Level 8's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1998).

  10.12   Office Lease Agreement, dated April 25, 1996, between Template
          Software, Inc. and Vintage Park Two Limited Partnership (incorporated by reference to an exhibit to Template Software, Inc.'s Registration
          Statement on Form S-1, File No. 333-17063).

  Exhibit
  Number                               Description
  -------                              -----------

  10.12A  Amendment to Office Lease Agreement, dated August 18, 1997, between
          Template Software, Inc. and Vintage Park Two Limited Partnership
          (incorporated by reference to an exhibit to Template Software, Inc.'s
          Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 000-21921).

  10.13   Lease Agreement, dated December 25, 1992, between Seer Technologies,
          Inc. and Capital & Counties (London, England) (incorporated by reference to exhibit 10.22 to Seer Technologies, Inc.'s Registration
          Statement on Form S-1, file No. 33-92050).

  10.14   Lease Agreement, dated October 8, 1997, between StarQuest Software,
          Inc. and Smith and Walters Inc. (filed herewith).

  10.15   Lease Agreement, dated February 23, 2001, between Level 8 Systems,
          Inc. and Carnegie 214 Associates Limited Partnership (filed herewith).

  10.16   Securities Purchase Agreement dated June 29, 1999 among Level 8
          Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series A Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999,
          File No. 000- 26392).

  10.17   Purchase Agreement dated July 31, 2000 between Level 8 Systems, Inc.
          and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed
          August 11, 2000, File No. 000-26392).

  10.18   PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill
          Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed September 11,
          2000).

  10.19   Promissory Note of Level 8 Systems, Inc. dated October 11, 2000 among
          Level 8 Systems, Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.42 to Level 8's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

  10.19A  Letter dated March 27, 2001 from Bank Hapoalim to Level 8 Systems,
          Inc. in connection with extension of the Promissory Note (filed herewith).

  10.20   Loan Agreement dated December 15, 2000 between Level 8 Systems, Inc.
          and Bank Hapoalim (filed herewith).
  10.20A  Borrower Security Agreement dated December 15, 2000 between Level 8
          Systems, Inc. and Bank Hapoalim (filed herewith).

  10.20B  Cash Collateral Agreement dated December 15, 2000 between Level 8
          Systems and Bank Hapoalim (filed herewith).

  10.20C  Form of warrant issued December 28, 2000 to Tarshish Hahzakot
          VeHashkuat Hapoalim Ltd. in connection with the Loan Agreement dated
          December 16, 2000 between Level 8 Systems, Inc. and Bank Hapoalim
          (filed herewith).

  10.21   Securities Purchase Agreement dated July 20, 2000 among Level 8
          Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed July
          31, 2000, No. 000-26392).

  10.22   Stock Purchase Agreement dated September 29, 2000 among Level 8
          Systems, Inc. and The A Consulting Team in connection with the purchase of 500,000 shares of common stock (incorporated by reference to exhibit 10.40 to Level 8's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

  10.22A  Warrant for 500,000 shares issued to Level 8 Systems, Inc., September
          29, 2000 in connection with the purchase of 500,000 shares of The A
          Consulting Team's common stock (incorporated by reference to exhibit
          10.41 to Level 8's Quarterly Report on Form 10-Q for the period ended
          September 30, 2000).

  Exhibit
  Number                               Description
  -------                              -----------

  10.23   Master License Agreement dated October 24, 1996 by and between
          Merrill Lynch, Pierce, Fenner & Smith Incorporated and Seer
          Technologies, Inc. (filed herewith).

  10.23A Schedule 4 to Master License Agreement dated September 30, 2000 by and between Merrill Lynch, Pierce, Fenner & Smith Incorporated and
          Level 8 Technologies, Inc. (filed herewith).

  10.24   Promissory Note dated October 25, 2000 of Samuel Somech in favor of
          Level 8 Systems, Inc. in the amount of $495,000 (filed herewith).

  10.25   Promissory Note dated January 27 , 2001 of Paul Rampel in favor of
          Level 8 Systems, Inc. in the amount of $75,000 (filed herewith).

  10.25A  Stock Pledge Agreement dated January 27, 2001 between Paul Rampel and
          Level 8 Systems, Inc. (filed herewith).

  10.26   Stockholders Agreement among Level 8 Systems, Inc., Merrill Lynch,
          Pierce, Fenner & Smith Incorporated, Liraz Systems Ltd. and certain of its affiliates and Welsh, Carson, Anderson & Stowe VI, L.P. and certain of its affiliates (incorporated by reference to exhibit 10.3 to Level 8's Report on Form 8-K, filed September 11, 2000).

  10.27   Voting Coordination Agreement dated July 31, 1997 by and between
          Samuel Somech and Liraz Systems Ltd. (filed herewith).

  16.1 Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant, dated August 2, 2000 (incorporated by reference to Exhibit 16 to Level 8's Report on Form 8-K/A filed August 2, 2000,
          File No.000-26392).

  21.1    List of subsidiaries of the Company (filed herewith)

  23.1    Consent of Deloitte & Touche LLP (filed herewith).

  23.2    Consent of PricewaterhouseCoopers LLP (filed herewith).

--------
  *Management contract or compensatory agreement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEVEL 8 SYSTEMS, INC.

                                                    /s/ Anthony C. Pizi
                                          By: _________________________________
                                                      Anthony C. Pizi
                                              Chairman of the Board and Chief
                                                     Executive Officer

                                          Date: March 28, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Anthony C. Pizi             Chairman of the Board and    March 28, 2001
______________________________________  Chief Executive Officer
           Anthony C. Pizi

          /s/ Paul Rampel              President and Director       March 28, 2001
______________________________________
             Paul Rampel

         /s/ Arie Kilman               Chief Strategy Officer and   March 28, 2001
______________________________________  Director
             Arie Kilman

        /s/ Renee D. Fulk              Chief Financial Officer      March 28, 2001
______________________________________
            Renee D. Fulk

          /s/ Sam Somech               Chairman Emeritus and        March 28, 2001
______________________________________  Director
            Samuel Somech

        /s/ Theodore Fine              Director                     March 28, 2001
______________________________________
            Theodore Fine

       /s/ John W. Cummings            Director                     March 28, 2001
______________________________________
           John W. Cummings

       /s/ Robert M. Brill             Director                     March 28, 2001
______________________________________
           Robert M. Brill

         /s/ Michel Berty              Director                     March 28, 2001
______________________________________
             Michel Berty
        /s/ Lenny Recanati             Director                     March 28, 2001
______________________________________
            Lenny Recanati

       /s/ Talmor Margalit             Director                     March 28, 2001
______________________________________
           Talmor Margalit

                         INDEX TO FINANCIAL STATEMENTS

                               ----------------

                                    Contents

Independent Auditor's Report...............................................  F-2

Reports of Independent Accountants.........................................  F-3

FINANCIAL STATEMENTS

Consolidated Balance Sheets................................................  F-4

Consolidated Statements of Operations......................................  F-5

Consolidated Statements of Changes in Stockholders' Equity.................  F-6

Consolidated Statements of Comprehensive Loss..............................  F-7

Consolidated Statements of Cash Flows......................................  F-8

Notes to Consolidated Financial Statements................................. F-12

                         INDEPENDENT AUDITORS' REPORT

                               ----------------

To the Board of Directors and Stockholders of
 Level 8 Systems, Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Level 8 Systems, Inc. (the "Company") and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows and comprehensive loss for the year then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina
February 12, 2001
(March 27, 2001, as to Note 23)

                       REPORT OF INDEPENDENT ACCOUNTANTS

                               ----------------

To the Stockholders of Level 8 Systems, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 present fairly, in all material respects, the financial position of Level 8 Systems, Inc. (the "Company") and its subsidiaries at December 31, 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 18, 2000

                             LEVEL 8 SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
ASSETS
Cash and cash equivalents............................   $ 23,856     $  6,509
Available-for-sale securities........................        588          --
Accounts receivable, less allowance for doubtful
 accounts............................................     21,066       22,199
Notes receivable.....................................      1,700          500
Note receivable from related party...................        104          --
Assets held for resale...............................      2,236          --
Prepaid expenses and other current assets............      5,987        5,134
                                                        --------     --------
    Total current assets.............................     55,537       34,342
Property and equipment, net..........................      3,309        5,845
Intangible assets, net...............................     65,422       69,948
Software product technology, net.....................     41,743       20,488
Note receivable......................................      1,000        1,500
Note receivable from related party...................        396          --
Investment in Access International...................      1,600          --
Other assets.........................................        949        1,458
                                                        --------     --------
    Total assets.....................................   $169,956     $133,581
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, due on demand.........................   $    --      $  4,996
Current maturities of loan from related company......        --           519
Current maturities of long-term debt.................      2,133          395
Accounts payable.....................................      2,210        2,194
Accrued expenses:
  Salaries, wages, and related items.................      4,175        3,379
  Restructuring......................................        210          630
  Merger-related.....................................        311        4,075
  Other..............................................      9,093        9,129
Due to related party.................................         59           41
Deferred revenue.....................................      9,035        9,020
                                                        --------     --------
    Total current liabilities........................     27,226       34,378
Long-term debt, net of current maturities............     25,000       22,202
Loan from related company, net of current
 maturities..........................................        --         4,000
Deferred revenue.....................................        --           780
Commitments and contingencies (Notes 20 and 21)
Stockholders' equity
  Convertible preferred stock, $0.001 par value,
   10,000,000 authorized in 2000 and 1999,
   respectively:
    Series A--30,000 shares issued at December 31,
     2000 and 1999 with 11,570 and 18,945 shares
     outstanding at December 31, 2000 and 1999,
     respectively; $1,000 per share liquidation
     preference (aggregate liquidation value of
     $11,570)........................................        --           --
    Series B--30,000 shares issued and outstanding at
     December 31, 2000; $1,000 per share liquidation
     preference (aggregate liquidation value of
     $30,000) .......................................        --           --
  Common stock, $0.001 par value, 40,000,000
   authorized; 15,785,975 and 12,328,610 issued and
   outstanding at December 31, 2000 and 1999,
   respectively......................................         16           12
  Additional paid-in-capital.........................    196,944      113,507
  Accumulated other comprehensive loss...............     (3,903)        (159)
  Accumulated deficit................................    (75,327)     (41,139)
                                                        --------     --------
      Total stockholders' equity.....................    117,730       72,221
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $169,956     $133,581
                                                        ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                           For the Years Ended December 31,
                                              2000        1999        1998
                                           ----------  ----------  ----------
Revenue:
 Software................................. $   45,998  $   16,030  $    1,552
 Maintenance..............................     15,967      14,981       1,091
 Services.................................     20,626      21,909       8,042
                                           ----------  ----------  ----------
   Total operating revenue................     82,591      52,920      10,685
Cost of revenue:
 Software.................................      9,844       4,245       2,060
 Maintenance..............................      5,716       5,391         481
 Services.................................     18,619      19,270       5,776
                                           ----------  ----------  ----------
   Total cost of revenue..................     34,179      28,906       8,317
Gross profit .............................     48,412      24,014       2,368
Operating expenses:
 Sales and marketing......................     35,177      12,009       2,384
 Research and product development.........      8,861       6,796       2,777
 General and administrative...............     12,682       6,822       6,443
 In-process research and development......      1,800       2,944       5,892
 Amortization of intangible assets........     14,191       6,959       1,933
 Write-off of intangible assets...........        --          --        4,601
 Loss on disposal of asset................        379         --          --
 Restructuring, net.......................        --          383       1,540
                                           ----------  ----------  ----------
   Total operating expenses...............     73,090      35,913      25,570
                                           ----------  ----------  ----------
Loss from operations......................    (24,678)    (11,899)    (23,202)
Other income (expense)
 Interest income..........................        976         579         283
 Interest expense.........................     (3,337)     (2,742)       (364)
 Net foreign currency loss................       (265)       (695)        --
                                           ----------  ----------  ----------
Loss before provision for income taxes....    (27,304)    (14,757)    (23,283)
Income tax provision......................      1,063         720         405
                                           ----------  ----------  ----------
Loss from continuing operations...........    (28,367)    (15,477)    (23,688)
Discontinued operations:
 Loss from discontinued operation, net of
  tax.....................................        --          --         (135)
 Loss on disposal, net of tax.............        --          --       (1,233)
                                           ----------  ----------  ----------
   Loss from discontinued operations......        --          --       (1,368)
Net loss.................................. $  (28,367) $  (15,477) $  (25,056)
                                           ==========  ==========  ==========
 Preferred dividends......................      1,036         422         --
 Cumulative effect of accounting change
  (See Note 1.)...........................      4,785         --          --
                                           ----------  ----------  ----------
Net loss applicable to common
 stockholders............................. $  (34,188) $  (15,899) $  (25,056)
                                           ==========  ==========  ==========
 Loss from continuing operations--basic
  and diluted............................. $    (2.10) $    (1.78) $    (3.14)
 Loss from discontinued operations--basic
  and diluted.............................        --          --        (0.18)
                                           ----------  ----------  ----------
Loss before cumulative effect of
 accounting change--basic and diluted..... $    (2.10) $    (1.78) $    (3.32)
                                           ----------  ----------  ----------
 Cumulative effect of accounting change--
  basic and diluted.......................      (0.34)        --          --
                                           ----------  ----------  ----------
Net loss applicable to common
 stockholders--basic and diluted.......... $    (2.44) $    (1.78) $    (3.32)
                                           ==========  ==========  ==========
Weighted average common shares
 outstanding--basic and diluted...........     14,019       8,918       7,552
                                           ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                                  Accumulated
                          Common Stock  Preferred Stock      Additional                              Other
                          ------------- -------------------   Paid-in     Unearned   Accumulated Comprehensive
                          Shares Amount Shares     Amount     Capital   Compensation  (Deficit)     Income      Total
                          ------ ------ -------    --------  ---------- ------------ ----------- ------------- --------
Balance at December 31,
 1997...................   7,045  $70        --     $    --   $ 20,603     $(118)     $   (184)     $   --     $ 20,371
Shares issued for
 Momentum...............     595    6                            6,480                                            6,486
Shares Issued for Seer..   1,000   10                            6,088                                            6,098
Warrants issued for
 Momentum...............                                           654                                              654
Warrants issued for
 Seer...................                                           280                                              280
Exercises of stock
 options................      68    1                               58                                               59
Adjustment of unearned
 compensation...........                                          (118)      118                                    --
Net loss................                                                               (25,056)                 (25,056)
                          ------  ---    -------    --------  --------     -----      --------      -------    --------
Balance at December 31,
 1998...................   8,708   87        --          --     34,045       --        (25,240)         --        8,892
Reclass par value to
 $0.001.................          (79)                                                                              (79)
Shares issued for
 Template...............   1,531    2                           41,586                                           41,588
Shares issued for
 private placement......                      21         --     19,149                                           19,149
Shares issued for loan
 guarantee..............      60  --                             1,207                                            1,207
Conversion of preferred
 shares.................     206  --          (2)        --        --                                               --
Conversion of warrants..   1,263    1                           12,637                                           12,638
Exercises of stock
 options................     561    1                            4,883                                            4,884
Preferred stock
 dividend...............                                                                  (422)                    (422)
Cumulative translation
 adjustment.............                                                                               (159)       (159)
Net loss................                                                               (15,477)                 (15,477)
                          ------  ---    -------    --------  --------     -----      --------      -------    --------
Balance at December 31,
 1999...................  12,329   12         19         --    113,507       --        (41,139)        (159)     72,221
Shares issued for
 StarQuest .............     492    1                           10,082                                           10,083
Shares issued for
 StarQuest debt.........     243  --                             2,175                                            2,175
Shares issued for
 private placement......                      30                29,532                                           29,532
Shares issued for loan
 guarantee..............     110  --                             2,805                                            2,805
Shares issued for Cicero
 technology purchase....   1,000    1                           22,464                                           22,465
Shares issued for
 Momentum debt
 conversion.............      55  --                             1,904                                            1,904
Conversion of preferred
 shares.................     738    1         (7)        --        --                                                 1
Conversion of warrants..     296  --                             2,529                                            2,529
Warrants issued for bank
 loan...................     --   --                               775                                              775
Exercises of stock
 options................     523    1                            6,386                                            6,387
Preferred stock
 dividends..............                                                                (1,036)                  (1,036)
Cumulative effect of
 accounting change......                                         4,785                  (4,785)                     --
Foreign currency
 translation
 adjustment.............                                                                               (332)       (332)
Unrealized losses on
 marketable securities..                                                                             (3,412)     (3,412)
Net loss................                                                               (28,367)                 (28,367)
                          ------  ---    -------    --------  --------     -----      --------      -------    --------
Balance at December 31,
 2000...................  15,786  $16         42    $    --   $196,944     $ --       $(75,327)     $(3,903)   $117,730
                          ======  ===    =======    ========  ========     =====      ========      =======    ========

    The accompanying notes are an integral part of the financial statements.

                             LEVEL 8 SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                      For the Years Ended
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Net loss.......................................... $(28,367) $(15,477) $(25,056)
Other comprehensive income, net of tax.
 Foreign currency translation adjustment..........     (332)     (159)      --
 Unrealized loss on available-for-sale
  securities......................................   (3,412)      --        --
                                                   --------  --------  --------
Comprehensive loss................................ $(32,111) $(15,636) $(25,056)
                                                   ========  ========  ========



    The accompanying notes are an integral part of the financial statements.

                             LEVEL 8 SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except share data)

                                                     For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Cash flows from operating activities:
 Net loss........................................ $(28,367) $(15,477) $(25,056)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation and amortization...................   26,078    11,633     3,175
 Deferred income taxes...........................      --          2      (129)
 Loss from discontinued operations...............      --        --        135
 Loss on sale of business........................      --        --      1,233
 Loss on disposal of property....................      --        --        407
 Purchased in-process research and development...    1,800     2,944     5,892
 Write-down of goodwill and other intangible
  assets.........................................      --        --      4,601
 Write-down of capitalized software costs........      --        --        723
 Provision for doubtful accounts.................      572       757       838
 Loss on disposal of assets......................      379       --        --
 Other...........................................       42       170       --
 Changes in assets and liabilities, net of
  assets acquired and liabilities assumed:
  Trade accounts receivable......................   (2,339)        1     3,255
  Due from Liraz.................................      --        271       --
  Prepaid expenses and other assets..............    1,854      (557)     (755)
  Accounts payable and accrued expenses..........   (1,223)   (4,275)   (3,326)
  Merger-related and restructuring...............   (3,526)   (4,545)    5,776
  Deferred revenue...............................   (1,236)   (3,811)    4,888
                                                  --------  --------  --------
   Net cash provided by (used in) operating
    activities...................................   (5,966)  (12,887)    1,657
Cash flows from investing activities:
 Purchases of property and equipment.............   (1,972)     (353)     (941)
 Proceeds from sale of subsidiaries..............      --        --        464
 Purchase of available for sale securities.......   (4,000)      --        --
 Investment in Access International..............     (350)      --        --
 Cash payments secured through notes receivable..   (1,252)      --        --
 Repayment of note receivable....................      500       --        --
 Payments for businesses acquired................   (2,674)  (25,340)     (484)
 Cash received from acquisitions, net............    1,839       160       916
 Additions to software product technology........     (726)   (1,427)   (1,177)
                                                  --------  --------  --------
   Net cash used in investing activities.........   (8,635)  (26,960)   (1,222)
Cash flows from financing activities:
 Proceeds from issuance of common shares.........    8,915    17,272        59
 Proceeds from issuance of preferred shares, net
  of issuance costs..............................   29,532    19,215       --
 Dividends paid for preferred shares.............     (789)     (250)      --
 Issuance costs of common shares.................     (187)      --        --
 Borrowings from related party...................      --        --     12,000
 Payments on loans to related party..............   (4,519)   (8,628)     (683)
 Payments under capital lease obligations........      (87)      (47)      (45)
 Net borrowings on line of credit................    5,175     6,717       --
 Borrowings under credit facility................   10,000       --        --
 Borrowings under term loans.....................    5,000    10,000       --
 Repayments of bank loans........................  (20,945)   (4,000)  (12,000)
 Payments on other long-term debt................      --        --       (750)
                                                  --------  --------  --------
   Net cash provided by (used in) financing
    activities...................................   32,095    40,279    (1,419)
Effect of exchange rate changes on cash..........     (147)       (1)      --
Net increase (decrease) in cash and cash
 equivalents.....................................   17,347       431      (984)
Cash and cash equivalents:
 Beginning of period.............................    6,509     6,078     7,062
                                                  --------  --------  --------
 End of period................................... $ 23,856  $  6,509  $  6,078
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
    Income taxes................................. $    497  $    949  $    --
    Interest..................................... $  2,104  $  1,604  $    293

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

Noncash Investing and Financing Activities

2000

During 2000, the Company issued 110,000 shares of common stock to a related party in order to obtain a guarantee for an additional $5 million in borrowings from a commercial lender and an extension of the guarantee for the amended term loan. The amended guarantee was valued at $2,805. See Note 11.

During 2000, the Company obtained a credit facility from a commercial lender. In connection with this facility, the Company provided warrants to the lender to purchase approximately 173,000 shares of common stock that were valued at $775. See Notes 11 and 13.

During 2000, the Company acquired StarQuest Software, Inc. ("StarQuest") for $850 in cash and approximately $10,138 in stock and warrants. A reconciliation of the cost of the acquisition to the net cash paid for the acquisition is as follows:

   Fair value of:
     Assets received................................................. $ 18,372
     Liabilities assumed.............................................   (7,228)
     Additional direct costs.........................................      (70)
     Stock and warrants issued.......................................  (10,138)
                                                                      --------
     Cash paid.......................................................     (936)
     Cash acquired...................................................       15
                                                                      --------
     Net cash paid for acquisition................................... $   (921)
                                                                      ========

Immediately subsequent to the acquisition, the Company retired $2,175 of StarQuest's debt obligations by issuing the debtholders approximately 243,000 shares of the Company's common stock. See Note 2.

During 2000, the Company purchased 500,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock of a publicly traded company. The investment was originally recorded at $4,000 and has been revalued to $588, fair value as of December 31, 2000. These shares of common stock are classified as available-for-sale securities. See Note 5.

During 2000, the Company acquired the rights to a comprehensive integrated desktop computer environment from Merrill Lynch in exchange for 1,000,000 shares of the Company's common stock. The total consideration including fair value of common stock and transaction expenses was $22,523. See Note 9.

During 2000, the Company assigned collection on certain accounts receivable totaling $408 to a strategic partner in exchange for a note receivable from the partner. See Note 8.

During 2000, the Company performed consulting services valued at $1,250 in exchange for common shares of a strategic partner. See Note 7.

During 2000, the Company converted $1,904 of the Momentum notes to approximately 55,000 shares of the Company's common stock. During August, 2000 the Company paid off the remaining balances due under these notes. See Note 11

                             LEVEL 8 SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)


1999

During 1999, the Company acquired all of the common stock of Template Software, Inc. ("Template") for approximately $63,972. In connection with the acquisition, the Company purchased 5,394,959 shares of Template common stock for $21,579 in cash and 1,531,089 shares of Level 8 common stock. Additionally, Level 8 also issued stock options exercisable for 1,124,023 shares of the Company's common stock in exchange for all of the outstanding Template stock options. See Note 2.

A reconciliation of the cost of the acquisition to the net cash paid for the acquisition is as follows:

   Fair value of:
     Assets received................................................. $ 73,160
     Liabilities assumed.............................................   (7,712)
     Additional direct costs.........................................   (1,129)
     Stock and stock options issued..................................  (41,526)
                                                                      --------
     Cash paid.......................................................  (22,793)
     Cash acquired...................................................      160
                                                                      --------
     Net cash paid for acquisition................................... $(22,633)
                                                                      ========

During 1999, the Company obtained a guarantee from a related party in order to secure a $10 million term loan to partially finance the Template acquisition. The guarantee was received in exchange for 60,000 shares of the Company's common stock and was valued at $1,209. See Note 11.

1998

During 1998, the Company acquired all of the common stock of Momentum Software Corporation ("Momentum") for approximately $10,717. In connection with the acquisition, the Company issued 594,866 shares of common stock, warrants to purchase an additional 200,000 shares of common stock, and a $3,000 note. During 2000, some of the former Momentum shareholders agreed to exchange their notes for shares of the Company's common stock. The Company exchanged approximately $1,904 of Momentum notes for approximately 55,000 shares of the Company's common stock. See Notes 2, 11 and 13.

A reconciliation of the cost of the acquisition to the net cash received from the acquisition is as follows:

   Fair value of:
     Assets received................................................... $11,703
     Liabilities assumed...............................................    (986)
     Additional direct costs...........................................    (503)
     Stock issued......................................................  (6,485)
     Warrants issued...................................................    (654)
     Note payable issued...............................................  (3,000)
                                                                        -------
     Cash paid.........................................................      75
     Cash acquired.....................................................     437
                                                                        -------
     Net cash received from acquisition................................ $   362
                                                                        =======

During 1998, the Company acquired 69% of the voting stock of Seer for approximately $7,754. In connection with the acquisition, the Company issued 1,000,000 shares of common stock and warrants to purchase an additional 250,000 shares of common stock. See Notes 2 and 13.

                             LEVEL 8 SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)


A reconciliation of the cost of the acquisition to the net cash received from the acquisition is as follows:

   Fair value of:
     Assets received.................................................. $ 55,081
     Liabilities assumed..............................................  (47,327)
     Additional direct costs..........................................     (967)
     Stock issued.....................................................   (6,098)
     Warrants issued..................................................     (280)
                                                                       --------
     Cash paid........................................................      409
       Cash acquired..................................................      479
                                                                       --------
       Net cash received from acquisition............................. $     70
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

During 1998, the Company renegotiated a royalty arrangement with its principal stockholder. The arrangement was financed through a $1,500 note. See Note 18.

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

                             LEVEL 8 SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)

NOTE 1. SUMMARY OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Level 8 Systems, Inc. ("Level 8" or the "Company") is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

Liraz Systems, Ltd. ("Liraz") and its wholly-owned subsidiaries own approximately 31% of Level 8's outstanding common stock at December 31, 2000 and hold preferred stock convertible into an additional one million shares of common stock.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less from the date of purchase. For these instruments, the carrying amount is considered to be a reasonable estimate of fair value. The Company places substantially all cash and cash equivalents with various financial institutions in both the United States and several foreign countries. At times, such cash and cash equivalents in the United States may be in excess of FDIC insurance limits.

Available-for-Sale Securities

The Company has made an equity investment in a publicly traded company. This investment is recorded on the balance sheet at fair market value. A valuation is made to adjust this investment to fair market value and is recorded as a component of accumulated other comprehensive loss. See Note 5.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Property and Equipment

Property and equipment purchased in the normal course of business is stated at cost, and property and equipment acquired in business combinations is stated at its fair market value at the acquisition date. All property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

   Leasehold improvements........................ The lesser of the lease term or estimated useful life
   Furniture and fixtures........................ 3 to 5 years
   Office equipment.............................. 3 to 5 years
   Computer equipment............................ 3 to 5 years

Expenditures for repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in the Consolidated Statement of Operations.

Asset held for resale

The Company acquired a building in conjunction with its acquisition of Template in Windsor, England. As the Company determined this asset was not needed for its ongoing operations it was placed for sale during 2000. The asset is valued at the lower of cost or fair market value less costs of disposal as of December 31, 2000. The building was sold in February of 2001.

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

Additionally, the Company has recorded software development costs for its purchases of developed technology through acquisitions. See Notes 2 and 9.

Capitalized software costs are amortized over related sales on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. See Note 9.

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

Intangible Assets

Intangible assets consists of both identifiable and unidentifiable assets (goodwill) and is amortized on a straight-line basis over periods from three to seven years. The Company periodically assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the related operations. See Note 10.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Investment in Access International

The Company holds an investment in the common stock of Access International, a privately held company. The Company accounts for this investment on a cost basis and assess any impairment of its value on a quarterly basis. See Note 8.

Long-Lived Assets

The Company assesses whether its identifiable assets are impaired as required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset determined based upon anticipated cash flows discounted at a rate commensurate with the risk involved.

Revenue Recognition

The Company recognizes license revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9"). SOP 97-2 and SOP 98-9 require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses were approximately $3,494, $108, and $770, for the years ended December 31, 2000, 1999, and 1998, respectively.

Research and Product Development

Research and product development costs are expensed as incurred.

Acquired In-process Research and Development

The fair value of acquired in-process research and development ("IPR&D") projects acquired in business combinations is expensed immediately. The amount of purchase price allocated to IPR&D is determined based

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

on appraisals, using appropriate valuation techniques, including percentage-of-completion which utilizes the key milestones to estimate the stage of development of each project at the date of acquisition, estimating cash flows resulting from the expected revenue generated from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. At the respective dates of acquisition, the IPR&D projects had not yet reached technological feasibility and did not have alternative future uses. As discussed in Note 2, material risks existed with each IPR&D project; however, management expects that such projects will be completed.

Income Taxes

The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are generally considered. A valuation allowance is recorded when it is "more likely than not" that recorded deferred tax assets will not be realized. See Note 12.

Loss Per Share

Basic (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2000 and 1999, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock. Potentially dilutive securities outstanding during 1998 include stock options and warrants to purchase common stock of the Company.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Stock options.............................................. 3,876 3,800 1,913
   Warrants................................................... 2,662 1,522   699
   Preferred stock............................................ 2,354 1,895   --
                                                               ----- ----- -----
                                                               8,892 7,217 2,612
                                                               ===== ===== =====

In 2000 and 1999, dividends on preferred stock were included in the loss per share calculation. The dividends totaled $1,036 and $422 in 2000 and 1999, respectively.

Accounting Change

In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-27 " Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", which establishes accounting and reporting standards for the determination of beneficial conversion features in convertible securities. The EITF reached a consensus that an issuer should first allocate the proceeds received in a financing transaction that includes preferred stock convertible into common stock to the preferred stock and any other detachable warrants on a relative fair value basis. The Company has applied the provisions of EITF 00-27 which resulted in a beneficial conversion feature of the Company's Series A and Series B preferred stock of $4,785. As required by EITF 00-27 the beneficial conversion feature was reflected as a cumulative effect of a change in accounting of $4,785 or $.34 per common share, in the fourth quarter of 2000.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS 123 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in the Consolidated Statement of Operations for its stock option plans. See Note 13.

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

All outstanding forward contracts at the end of the period are marked-to-market, with unrealized gains and losses included in the Consolidated Balance Sheet and as a component of other income (expense), net in the Consolidated Statement of Operations. Cash flows related to forward exchange contracts are classified in the Consolidated Statement of Cash Flows in the same categories as the hedged assets or liabilities. The costs of the forward contracts are recorded as expense over the lives of the contracts. See Note 16.

Government Contracts

As a result of the acquisition of Template in December of 1999, the Company acquired various contracts to provide certain technical services to federal government agencies, some of which were classified. During the second quarter of 2000, the Company disposed of its classified government contract operations, which were not related to the Company's products and that is no longer part of the Company's ongoing operations.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The financial impact of these statements had no material impact on the Company.

In September 2000, the EITF reached a consensus on EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" which provides specific guidance on the treatment of derivatives of a company's stock. The Company has applied the provisions of EITF 00-19

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

for the year ended December 31, 2000 and there is no financial statement impact. Upon implementation of additional provisions of EITF 00-19 as of June 30, 2001, the Company expects to reclarify the original fair value of the warrants issued with the Series A and Series B Preferred Stock of $4,785 from stockholders' equity to liabilities and record a change in accounting impact on the statement of operations to adjust the warrants to fair value.

NOTE 2. ACQUISITIONS AND PRO FORMA FINANCIAL STATEMENTS

Acquisition of StarQuest

On November 28, 2000, the Company acquired StarQuest Software, Inc. ("StarQuest"). Under the terms of the agreement, Level 8 paid $850 in cash and issued 500,000 shares of common stock valued at $17.2752 and 250,000 warrants valued at $6.00 per share. The total purchase price of the acquisition was $11,638 and has been accounted for by the purchase method of accounting. The operations of StarQuest are included in the Company's consolidated results of operations from the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, and assembled workforce of StarQuest. The purchase price exceeded the amounts allocated to tangible and identifiable intangible assets acquired less liabilities assumed by approximately $8,006. This excess of the purchase price over the fair values of assets acquired less liabilities assumed was allocated to goodwill.

The purchase price of the acquisition was allocated as follows:

   Cash............................................................... $     15
   Accounts receivable................................................       54
   Prepaid expenses and other current assets..........................       52
   Property and equipment.............................................       45
   Capitalized software and developed technology......................    6,600
   In-process research and development................................    1,800
   Goodwill and other intangibles.....................................    9,806
   Accounts payable and accrued liabilities...........................   (1,789)
   Debt...............................................................   (4,475)
   Deferred Revenue...................................................     (470)
                                                                       --------
   Cost of net assets acquired........................................ $ 11,638
                                                                       ========

Approximately $1,800 of the purchase price represents purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to in-process research and development, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established. The efforts considered included projects related to StarQuest's StarSQL product ($1,200), projects related to StarQuest's CTRC product ($400), and projects related to StarQuest's StarTran product ($200). The value of the in-process projects was adjusted to reflect the relative value and contributions of the required research and development. In doing so, consideration was given to the stage of completion, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The discount rate included a factor that takes into account the uncertainty surrounding successful development of the purchased in-process research and development.

In conjunction with the acquisition, the Company retired $2,175 of StarQuest's debt obligations by issuing the debtholders approximately 243,000 shares of the Company's common stock.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The purchases price allocations for certain of the 2000 acquisitions are preliminary estimates, based on available information, internal estimates and certain assumptions management believes are reasonable. Accordingly, the purchase price allocations are subject to finalization pending the completion of internal and external appraisals of assets acquired.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, and assembled workforce of Template. The purchase price exceeded the amounts allocated to tangible and identifiable intangible assets acquired less liabilities assumed by approximately $44,371. This excess of the purchase price over the fair value of assets acquired less liabilities assumed was allocated to goodwill.

Prior to completing the acquisition, the Company had determined not to continue with certain non-strategic operations of Template in Germany and Austria. These operations were primarily reselling third party software and providing related consulting services. At the time of merger, the Company had entered into an agreement in principle to sell the assets of the German operations, which consist principally of its consulting workforce and certain lease agreements. The Austrian operations were closed down in 2000. Accordingly, the Company has recorded the estimated fair value of these operations at the acquisition date based on its estimate of the net future cash flows from the transactions and associated operations through the wind up period. The fair value of the German and Austrian operating liability was estimated as $25 at the acquisition date.

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
                                                                        -------
   Cost of net assets acquired......................................... $63,972
                                                                        =======

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Approximately $2,200 of the purchase price represents purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations upon consummation of the acquisition. The value assigned to in-process research and development, based on a valuation prepared by an independent third-party appraisal company, was determined by identifying research projects in areas for which technological feasibility had not been established. The efforts considered included projects related to Template's Enterprise Integration Template ("EIT") product ($1,298), and projects related to new versions of Template's Business Process Template ("BPT") product ($902). The value of the in-process projects was adjusted to reflect the relative value and contributions of the required research and development. In doing so, consideration was given to the stage of completion, the difficulty of completing the remaining development costs already incurred, and the projected cost to complete the projects. The discount rate included a factor that takes into account the uncertainty surrounding successful development of the purchased in-process research and development.

Acquisition of Seer Technologies, Inc.

On December 31, 1998, the Company, as the first step in its acquisition of the entire equity interest in Seer, acquired beneficial ownership of approximately 69% of the outstanding voting stock of Seer, which was held by Welsh, Carson, Anderson and Stowe VI L.P. ("WCAS") and certain other parties affiliated or associated with WCAS ("WCAS Parties") in exchange for 1,000,000 shares of the Company common stock and warrants to purchase an additional 250,000 shares of the Company common stock at an exercise price of $12.00 per share ("Step 1"). On April 15, 1999, the Company acquired the remaining minority interest in Seer, for $0.35 in cash per share of the outstanding common stock of Seer ("Step 2"). As a result of Step 2 of the acquisition, Seer became a wholly-owned subsidiary of the Company. The total cost of the acquisition was $7,754 for Step 1 and $1,697 for Step 2 and has been accounted for by the purchase method of accounting. The net book value of Seer's liabilities exceeded its assets on the acquisition dates; therefore, no minority interest in Seer was recorded. Step 1 of the acquisition occurred on December 31, 1998; therefore, there are no operations of Seer included in the Company's consolidated results of operations for 1998.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on valuations prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, installed customer base, assembled workforce, and trademarks of Seer at the completion of Step 1. The purchase price exceeded the amounts allocated to tangible and identifiable intangible assets acquired less liabilities assumed by approximately $18,684 in Step 1. For Step 2, the fair value assigned to intangible assets acquired was based on a valuation of the purchased in-process research and development, developed technology, installed customer base, and assembled workforce of Seer. The Step 2 purchase price was less than the amounts allocated to the tangible and intangible assets acquired by approximately $1,307. This difference between the purchase price and the fair values of assets acquired less liabilities assumed was allocated to goodwill.

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

In connection with the Company's purchase of Seer's capital stock from the WCAS Parties, WCAS contributed approximately $17 million to Seer and the Company provided a $12 million subordinated loan to Seer to pay down Seer's bank debt. The funds used by the Company to make the subordinated loan to Seer were borrowed from Liraz Systems Ltd. ("Liraz"), a principal stockholder of the Company. See Note 11.

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, and assembled workforce of Momentum. The purchase price exceeded the amounts allocated to tangible and identifiable intangible assets acquired less liabilities assumed by approximately $8,615. This excess of the purchase price over the fair values of assets acquired less liabilities assumed was allocated to goodwill.

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

The following unaudited pro forma results of continuing operations assume the acquisitions of StarQuest, Template, and Seer, as described above, occurred as of January 1, 1999 after giving effect to certain adjustments, including amortization of the excess of cost over underlying net assets.

                                                              2000      1999
                                                            --------  --------
   Net sales..............................................  $ 85,113  $ 78,387
   Net loss from continuing operations before income
    taxes.................................................   (33,572)  (42,709)
   Net loss...............................................   (34,640)  (42,082)
   Loss applicable to common stockholders.................   (40,461)  (42,504)
   Loss per share applicable to common stockholders--basic
    and diluted...........................................  $  (2.79) $  (3.86)
   Weighted average shares outstanding--basic and
    diluted...............................................    14,519    11,009

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 3. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Sale of ProfitKey

From October 3, 1994 through the first quarter of 1998, the Company's operations included the operations of ProfitKey. ProfitKey offered turnkey manufacturing resource planning and scheduling software packages, and related installation, training and support services for use by manufacturing businesses.

On April 6, 1998, the Company sold substantially all assets and operations of ProfitKey for $464 at closing and a note receivable from the purchaser of $2,000. The note is due in four annual installments from March 31, 2000 to March 31, 2003 and bears interest at 9%. According to the terms of the ProfitKey purchase agreement, the purchase price was subject to adjustment to reflect any variance in working capital from a specified amount. The purchaser notified the Company that it believes there were substantial adjustments which would require a reduction in the purchase price. The Company and the purchaser, pursuant to the terms of the purchase agreement, entered into arbitration proceedings to resolve this matter and a decision from the arbitrator, substantially in favor of the Company, was rendered in the third quarter of 2000. As of December 31, 2000, the three remaining annual payments totaled $1,500.

The disposition of ProfitKey was accounted for as a discontinued operation. For 1998, discontinued operations of ProfitKey includes ProfitKey's results of operations through the date of sale which were as follows:

                                                                         1998
                                                                        ------
   Net sales........................................................... $1,156
   Loss from operations before tax.....................................   (225)
   Income tax benefit..................................................    (90)
   Loss from discontinued operations................................... $ (135)

Sale of Government Operations

In connection with the acquisition of Template, the Company acquired certain classified government contracts and employees who performed services for such. As of May 1, 2000 the Company disposed of its government contracts and employees and certain other related assets and obligations by selling them to a new company formed by certain of the Company's employees. The Company received a note for $1,000 to be paid in five annual payments beginning May 1, 2001 and 4.9% of the outstanding shares of the purchasing company. Due to the uncertainty of collection on the note and valuation of the new company, Level 8 fully reserved the value of the note and valued the investment at $0. The sale of the government operations was not accounted for as a discontinued operation. Subsequent to December 31, 2000 the Company renegotiated the note to $850 and collected this amount.

Asset Held for Resale

The Company owns a building in Windsor, England from the acquisition of Template Software, Inc. The Company determined that this facility was not needed for ongoing operations and was placed for sale. Subsequent to December 31, 2000 the Company sold the building, fixtures, and certain equipment for approximately $2,350.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 4. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following at December 31:

                                                                2000     1999
                                                               -------  -------
   Current trade accounts receivable.......................... $22,801  $23,349
   Less: Allowance for doubtful accounts......................  (1,735)  (1,150)
                                                               -------  -------
                                                               $21,066  $22,199
                                                               =======  =======

Approximately $358 and $4,230 of current trade receivables were unbilled at December 31, 2000 and 1999, respectively. There were no receivables with payment terms in excess of one year recorded during the fiscal year ended December 31, 2000.

During 2000, 1999, and 1998, the Company acquired certain trade receivables, net of allowances for doubtful accounts, in conjunction with its acquisitions of StarQuest, Template, Seer, and Momentum. See Note 2.

The provision for uncollectible amounts was $572, $757, and $838 for the years ended December 31, 2000, 1999 and 1998, respectively. Write-offs of accounts receivable were $35, $3,044, and $736 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 5. AVAILABLE-FOR-SALE SECURITIES

On September 29, 2000, the Company purchased 500,000 shares of common stock of a publicly traded e-business service provider at $8.00 per share representing approximately seven percent of the common stock outstanding. In addition, the Company received warrants for the purchase of an additional 500,000 shares of common stock with an exercise price of $13.00 per share. The fair value of the common stock was recorded at $6.50 per share and the fair value of the warrants was recorded at $1.50 per share at the time of the purchase. The shares of common stock are classified as available-for-sale securities. At December 31, 2000, the market value of the common stock was $1.156 per share and the fair value of the warrants determined by using the Black Scholes pricing model was $0.02 per share. The unrealized loss on the available for sale securities has been recorded as a component of accumulated other comprehensive loss at December 31, 2000.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                2000     1999
                                                               -------  -------
   Computer equipment......................................... $ 5,205  $ 4,038
   Furniture and fixtures.....................................   1,035    1,369
   Office equipment...........................................   1,656    1,221
   Leasehold improvements.....................................     972    1,808
   Land and buildings.........................................     --     1,979
                                                               -------  -------
       Subtotal...............................................   8,868   10,415
   Less accumulated depreciation and amortization.............  (5,559)  (4,570)
                                                               -------  -------
       Total.................................................. $ 3,309  $ 5,845
                                                               =======  =======

Depreciation and amortization expense was $1,941, $1,373, and $426 for the fiscal years ended December 31, 2000, 1999, and 1998, respectively.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

During the fourth quarter of fiscal year 1998, property and equipment was written down for obsolescence and retirement of assets based in part on the Company's restructured operations. The write-down totaled $595, of which $188 is included in the restructuring charges in the Consolidated Statement of Operations, see Note 19.

NOTE 7. INVESTMENT IN ACCESS INTERNATIONAL

During 2000, the Company accepted the common stock of one of its customers in exchange for consulting services. The Company also made a cash investment of $350 in July of 2000. As of December 31, 2000 the Company has no plans to dispose of this investment for the foreseeable future.

NOTE 8. NOTES RECEIVABLE AND NOTE RECEIVABLE FROM RELATED PARTY

In the fourth quarter of 2000, the Company loaned $495 to a director and officer of the Company under an unsecured note which bears an interest rate of 6.5%. The note is payable over a period of five years in equal annual installments.

In conjunction with the sale of Profit Key on April 6, 1998, the Company issued a note receivable from the purchaser of $2,000. The remaining payments on the total $1,500 and are due in equal annual installments beginning on March 31, 2001. The note bears interest at 9% per annum. See Note 3.

During 2000, the Company loaned $1,165 to a strategic partner in the form of $757 in cash and $408 by assignment of accounts receivable. The note bears interest at prime plus 2% and will be repaid in installments during 2001. The note is guaranteed by the CEO of the strategic partner and secured by stock in the Company.

NOTE 9. SOFTWARE PRODUCT TECHNOLOGY

During the third quarter of 2000, the Company acquired license rights to Cicero, a comprehensive integrated desktop computer environment from Merrill Lynch in exchange for 1,000,000 shares of its common stock. The Company's exclusive license to market, develop and sell the Cicero technology will expire on August 23, 2002 unless our stock price exceeds a split adjusted $120 for a 60 day trading period. Although we will maintain the license to the Cicero technology following the expiration of the exclusivity period, Merrill Lynch will be permitted to license the technology to others. The purchased technology was valued at $22,750 based upon the five day average closing share price of the Company's common stock two days prior through two days post the announcement date of the transaction and certain costs associated with the acquisition. The cost of the technology acquired will be capitalized and amortized over a three year period.

During the fourth quarter of 2000, the Company acquired $6,600 in developed technology through its acquisition of StarQuest. During fiscal year 1999, the Company acquired $3,410 and $12,200 in developed technology through its acquisitions of Seer and Template, respectively. During fiscal year 1998, the Company acquired $1,100 and $3,659 in developed technology through its acquisitions of Momentum and Seer, respectively. See Note 2.

For the fiscal years ended December 31, 2000, 1999, and 1998, the Company capitalized $576, $1,427, and $1,177, respectively, of costs related to developing software for sale.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


During the fiscal years ended December 31, 2000, 1999, and 1998, the Company recognized $8,629, $3,301, and $816, respectively, of expense related to the amortization of these costs, which is recorded as cost of software in the Consolidated Statements of Operations. During the first and fourth quarters of fiscal year 1998, capitalized software cost was written down to its fair value based upon an evaluation of its net realizable value. The write downs totaled $535, of which $241 is included in the restructuring charges in the Consolidated Statement of Operations. Accumulated amortization of capitalized software costs is $12,536 and $3,907 at December 31, 2000 and 1999, respectively.

NOTE 10. IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS

Identifiable and unidentifiable intangible assets primarily include goodwill, existing customer base, assembled workforce and trademarks recorded in connection with the Company's previous acquisitions. Goodwill and intangible assets from these acquisitions are being amortized using the straight-line method over periods ranging from three to seven years. At December 31, 2000 and 1999, identifiable and unidentifiable intangible assets consist of the following:

                                                               2000      1999
                                                             --------  --------
   Goodwill--Level 8 Technologies........................... $  2,954  $  2,954
   Goodwill--Momentum.......................................    4,014     4,014
   Goodwill--Seer Technologies..............................   12,545    12,545
   Goodwill--Template Software..............................   44,232    44,371
   Goodwill--StarQuest Software.............................    8,006       --
   Assembled workforce--Seer Technologies...................    5,673     5,673
   Assembled workforce--Template Software...................    2,920     2,920
   Assembled workforce--StarQuest Software..................    1,800       --
   Customer base--Seer Technologies.........................    6,900     6,900
   Trademark--Seer Technologies.............................      621       623
                                                             --------  --------
       Subtotal.............................................   89,665    80,000
   Less accumulated amortization............................  (24,243)  (10,052)
                                                             --------  --------
       Total................................................ $ 65,422  $ 69,948
                                                             ========  ========

Amortization expense was $14,191, $6,959 and $1,933 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

During fiscal year 2000, the Company reassessed its estimates of certain asset valuations, merger costs and assumed liabilities related to the Template acquisition, which resulted in a net reduction of approximately $139 to goodwill. In the fourth quarter of 1999, the Company revised its estimates of certain Seer merger costs and assumed liabilities, which resulted in an approximate $1,300 reduction in goodwill.

As a consequence of the Company's transition to an enterprise application integration solutions provider during 1998, the Company abandoned certain planned development efforts for products acquired in the Momentum transaction and reassessed the remaining undiscounted projected cash flows related to the identifiable and unidentifiable intangible assets acquired from Momentum. It was concluded that, with the principal exception of the Momentum technology utilized in the Level 8's Geneva Message Queuing product set and the Geneva XIPC products, the goodwill and intangible assets acquired in the Momentum transaction should be written off. Accordingly, during the fourth quarter of 1998, the Company adjusted the carrying value of its identifiable and unidentifiable assets to their fair value, resulting in a non-cash impairment loss of $4,601.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 11. LONG-TERM DEBT AND CREDIT FACILITIES

Notes payable, long-term debt, and notes payable to a related party consist of the following at December 31:

                                                                2000     1999
                                                               -------  -------
   Credit facility (a)........................................ $10,000  $   --
   Credit facility (b)........................................     --     4,996
   Term loan (c)..............................................  15,000   10,000
   Term loan (b)..............................................     --    10,000
   Note payable (d)...........................................   2,000      --
   Notes payable--Momentum (e)................................     --     2,250
   Capital leases (f).........................................      30      117
   Other notes payable........................................     103      230
                                                               -------  -------
                                                                27,133   27,593
   Less current maturities....................................  (2,133)  (5,391)
                                                               -------  -------
                                                               $25,000  $22,202
                                                               =======  =======
   Related party:
   Notes payable to a related party (g).......................     --     4,519
   Less current maturities....................................     --      (519)
                                                               -------  -------
                                                               $   --   $ 4,000
                                                               =======  =======

--------
(a) On December 15, 2000, the Company entered into a credit facility with a commercial bank to provide for borrowings up to the lesser of $10,000 or the sum of 50% of eligible receivables plus cash pledged with this commercial bank. Advances under the facility bear interest at LIBOR plus 1.5% (approximately 8.1% at December 31, 2000), which is payable quarterly. The facility also requires an annual fee of .5% of the commitment amount and expires on December 31, 2002. Total borrowings under this facility were $10,000 at December 31, 2000 and were based upon a $10,000 pledge of cash deposited in the bank. Borrowings under this facility are subject to the Company meeting certain financial covenants, which include stockholders' equity exceeding 23% of total assets and the current ratio exceeding .85. This facility is collateralized by the Company's accounts receivable, equipment and intangibles including intellectual property. The Company is currently in compliance with all financial covenants.
   In connection with this facility, the Company provided warrants to the lender to purchase approximately 173,000 shares of the Company's common stock. The value of the warrants was calculated as $775 using the Black Scholes option pricing model and is being amortized as a component of interest expense over the term of the loan. As of December 31, 2000, there was $775 of unamortized costs the Consolidated Balance Sheet.
(b) At December 31, 1999 the Company had a $25 million credit facility with a commercial bank to provide for borrowings based on eligible receivables and included a $10,000 term loan. At December 31, 1999, there was $4,996 outstanding under this facility. During August 2000, the Company paid down all of its borrowings under this facility. On December 1, 2000 the facility was terminated due to the bank's liquidation of its loan portfolio.
(c) The Company has a term loan with a commercial bank for $15,000 at December 31, 2000. This loan bears interest at LIBOR plus 1% (approximately 7.6% at December 31, 2000), which is payable quarterly. There are no financial covenants. This loan is guaranteed by Liraz, Level 8's principal shareholder.
   The original loan amount of $10,000 was used to partially fund the purchase of Template. See Note 2. During 2000, the loan and guarantee were amended to extend the due date from May 31, 2001 to November 30, 2001 and to provide the Company with an additional $5,000 in borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company's

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    common stock. Based upon the fair market value of the stock issued, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the Consolidated Statement of Operations as a component of interest expense over the term of the guaranty. As of December 31, 2000, there was $2,702 of unamortized costs included in the Consolidated Balance Sheet. Subsequent to December 31, 2000, the loan was amended to extend the due date to January 30, 2002.
(d) As part of its acquisition of StarQuest., as described in Note 2, the Company assumed a $2,000 note payable to one of its strategic partners.
    The note is due on February 11, 2001 and bears interest at 6.8%, which is payable quarterly. On February 21, 2001, the note was paid in full.
(e) On December 1, 1998, in connection with the acquisition of Momentum
    Software Corporation as described in Note 2, the Company issued notes totaling $3,000 payable over three years and bearing interest of 10% per annum. The remaining three installments total $2,250, plus interest. One installment was due on November 26, 1999 with the remaining two payments due on November 20, 2000, and November 15, 2001. There are no financial covenants in this note. During January, 2000, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the date the noteholder accepts the offer. The Company converted $1,904 of the Momentum notes to approximately 55,000 shares of the Company's common stock in February, 2000 as a result of this exchange offer. During August, 2000 the Company paid off the remaining balances due under these notes.
(f) The Company is obligated under various capital leases for certain computer and office equipment providing for aggregate payment, excluding interest, of $30 during 2001.
(g) On December 31, 1998 in connection with the acquisition of Seer Technologies, Inc. as described in Note 2, the Company issued a note payable to Liraz, the Company's principal shareholder in the amount of $12,000. The note bears interest at 12% per year, payable at maturity, and is due on December 15, 2001. The Company used $8,000 of proceeds from the issuance of preferred stock and warrants in June 1999 to reduce the outstanding balance under this note to $4,000. During February and July, 2000 the Company paid $1,000 and $3,000, respectively to Liraz, which fully repaid the outstanding loan balance.
    On April 1, 1998 in connection with an amendment to a custom computer programming agreement, the Company issued a note payable to Liraz in the amount of $1,500. The note bears interest at 8% per year and is payable in three annual installments. All three installments, including accrued interest, were paid during 1998, 1999, and 2000, respectively. On September 1, 1995, the Company issued a note payable to Liraz in the amount of $628. The note bears interest at 4% per year and is payable in equal quarterly installments of $35, including interest. As of December 31, 1999, the principal amount outstanding on the note payable was $110. The note was repaid in full during 2000.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Principal amounts of notes payable and long-term debt maturing over the next two years ending December 31 are as follows:

                                                                   Notes Payable
                                                                        And
                                                                     Long-Term
                                                                       Debt
                                                                   -------------
   2001...........................................................    $ 2,133
   2002...........................................................     25,000
                                                                      -------
     Total........................................................    $27,133
                                                                      =======

NOTE 12. INCOME TAXES

Income tax expense consists of the following as of December 31:

                                                                2000  1999 1998
                                                               ------ ---- ----
   Federal--current........................................... $  --  $--  $--
   State and local--current...................................    --   --   --
                                                               ------ ---- ----
   Foreign taxes and withholdings.............................  1,063  720  --
                                                               ------ ---- ----
   Current taxes..............................................  1,063  720  --
   Federal--deferred..........................................    --   --   344
   State and local--deferred..................................    --   --    61
                                                               ------ ---- ----
   Deferred taxes.............................................    --   --   405
   Total income tax expense................................... $1,063 $720 $405
                                                               ====== ==== ====

A reconciliation of expected income tax at the statutory Federal rate with the actual income tax expense is as follows for the fiscal years ended December 31:

                                                      2000     1999     1998
                                                     -------  -------  -------
   Expected income tax benefit at statutory rate
    (34%)..........................................  $(9,283) $(5,017) $(7,916)
   Loss on sale of discontinued operations.........      --       --      (331)
   Discontinued operations.........................      --       --       (77)
   State taxes, net of federal tax benefit.........   (1,148)    (335)  (1,082)
   Effect of foreign operations including
    withholding taxes..............................      538      503      --
   Effect of change in valuation allowance.........    7,719    4,497    6,246
   Amortization and write-off of non-deductible
    goodwill.......................................    2,676      521    2,787
   In-process research and development--StarQuest..       30      --       --
   In-process research and development--Momentum...      --       --       408
   In-process research and development--Template...      --       748      --
   Write-off of income tax receivable..............      --       --       406
   Non-deductible expenses.........................      531       17       12
   Other...........................................      --      (214)     121
                                                     -------  -------  -------
       Total.......................................  $ 1,063  $   720  $   574
                                                     =======  =======  =======

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The total income tax expense is allocated as follows:

                                                                2000  1999 1998
                                                                ----- ---- ----
      Continuing operations.................................... 1,063 720  405
      Sale of discontinued operations..........................   --  --   259
      Discontinued operations..................................   --  --   (90)

Significant components of the net deferred tax asset (liability) are as follows:

                                                               2000      1999
                                                             --------  --------
   Current assets:
     Allowance for uncollectible accounts receivable........ $    693  $    720
     Accrued expenses non-tax deductible....................      200       371
     Deferred revenue.......................................      267     2,192
   Noncurrent assets:
     Loss carryforwards.....................................   28,053    11,751
     Depreciation and amortization..........................      975       --
                                                             --------  --------
                                                               30,188    15,034
                                                             --------  --------
   Noncurrent liabilities:
     Depreciation and amortization..........................      --     (3,230)
                                                             --------  --------
                                                                  --     (3,230)
                                                             --------  --------
   Valuation allowance......................................  (30,188)  (11,804)
                                                             --------  --------
                                                             $    --   $    --
                                                             ========  ========

At December 31, 2000, the Company has net operating loss carryforwards of approximately $70,130 which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2021. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Approximately $6,453 of the valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will be allocated directly to reduce goodwill or other noncurrent intangible assets purchased from Momentum and StarQuest. Additionally, net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,200.

During 1999, the Company acquired the stock of Template. This acquisition was accounted for using the purchase method of accounting. The purchase price of the acquired company was in excess of the carryover tax basis of the assets acquired, resulting in the recognition of a deferred tax liability of $1,476. Since the acquired company and the Company may elect to file a consolidated return on an ongoing basis, the future taxable difference may be offset by the Company's future deductible differences, primarily its net operating loss carryforwards. Therefore, the Company's valuation allowance against its deferred tax asset and its investment in the acquired subsidiary was reduced by $1,476.

The undistributed earnings of certain foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to reinvest such undistributed earnings indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2000 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 13. STOCKHOLDERS' EQUITY

Stock Options

The Company has 1995 and 1997 Stock Incentive Plans, which permit the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The Plans reserve a combined total of 6,150,000 shares of common stock for issuance upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. The Company also has a stock incentive plan for outside directors and the Company has set aside 120,000 shares of common stock for issuance under this plan.

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

In December 1999, as part of its acquisition of Template the Company has assumed the three Stock Option Plans of Template; the 1992 Incentive Stock Option Plan, the 1992 Non-Statutory Stock Option Plan and the 1996 Equity Incentive Plan. No further grants may be made under these plans. The options granted under these plans were converted to options for the Company's common stock upon the assumption of these plans by the Company at the acquisition date. There are 424,403 options outstanding under these plans at December 31, 2000.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Activity for stock options issued under these plans for the fiscal years ending December 31, 2000, 1999, and 1998 is as follows:

                                                                        Weighted
                                                               Option   Average
                                                    Plan     Price per  Exercise
                                                  Activity     Share     Price
                                                 ----------  ---------- --------
Balance at December 31, 1997....................  1,090,304  0.69-16.62   7.51
  Granted.......................................  1,293,000  7.25-12.75   8.14
  Exercised.....................................    (38,175) 0.69-11.76   9.13
  Forfeited.....................................   (433,035) 0.69-16.62  10.88
                                                 ----------
Balance at December 31, 1998....................  1,912,094  0.69-16.62   8.85
  Granted.......................................  1,797,210  8.38-30.25  14.15
  Assumed Template options......................  1,124,023  3.39-39.29  17.22
  Exercised.....................................   (386,440) 0.69-16.62   9.26
  Forfeited.....................................   (646,995) 7.88-11.76    9.0
                                                 ----------
Balance at December 31, 1999....................  3,799,892  1.37-39.29  13.65
  Granted.......................................  2,082,337  7.06-39.31  24.84
  Exercised.....................................   (611,031) 4.87-39.31  10.42
  Forfeited..................................... (1,395,158) 1.37-39.29  26.56
                                                 ----------
Balance at December 31, 2000....................  3,876,040  1.37-39.31  15.83
                                                 ==========

The weighted average grant date fair value of options issued during the years ended December 31, 2000, 1999, and 1998 was equal to $17.60, $9.77, and $4.37 per share, respectively. The fair value of options granted during the fiscal years ended December 31, 2000, 1999, and 1998 was equal to $36,641, $17,550, and $5,652, respectively. There were no option grants issued below fair market value during 2000, 1999, or 1998.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

                                                       2000     1999     1998
                                                      -------  -------  -------
   Expected life (in years).......................... 5 years  5 years  5 years
   Expected volatility...............................      85%      82%      52%
   Risk free interest rate...........................    6.09%    5.44%    5.00%
   Expected dividend yield...........................       0%       0%       0%

For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the fiscal years December 31, 2000, 1999, and 1998 would have been increased to the pro forma amounts indicated below. The Company's adjusted information follows (in thousands, except for per share information):

                                                     2000      1999      1998
                                                   --------  --------  --------
   Net loss, as reported.........................  $(28,367) $(15,477) $(25,056)
   Net loss applicable to common stockholders, as
    reported.....................................   (34,188)  (15,899)  (25,056)
   Net loss applicable to common stockholders, as
    adjusted.....................................   (42,356)  (22,960)  (27,697)
   Net loss per share, as reported--basic and
    diluted......................................     (2.10)    (1.78)    (3.32)
   Net loss per share applicable to common
    stockholders, as reported--basic and
    diluted......................................     (2.44)    (1.78)    (3.32)
   Pro forma net loss per share applicable to
    common stockholders, as adjusted--basic and
    diluted......................................     (3.02)    (2.57)    (3.32)

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


At December 31, 2000, 1999, and 1998, options to purchase approximately 1,667,179, 1,850,087, and 908,638 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $1.37 to $39.29. The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  Remaining
                                                 Contractual
  Exercise             Number                  Life for Options                 Number
   Price             Outstanding                 Outstanding                  Exercisable
  --------           -----------               ----------------               -----------
$1.37-- 2.00              4,260                      4.2                           4,260
 3.39-- 5.00            195,907                      2.9                         195,907
 5.50-- 7.88            712,513                      7.7                         387,691
 8.29--12.28          1,546,876                      8.2                         693,029
12.50--16.62            221,298                      4.8                         204,326
18.81--26.00            448,504                      8.0                          97,741
30.25--39.31            746,682                      8.9                          84,225
                      ---------                                                ---------
                      3,876,040                                                1,667,179
                      =========                                                =========

Preferred Stock

On July 20, 2000, the Company completed a $30 million private placement of 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock ("Series B Preferred Stock"), convertible into an aggregate of 1,197,007 shares of the Company's common stock. The proceeds, net of accrued issuance costs, of $29,532 were used to pay down debt and for other general corporate purposes. The sale of the Series B Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

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

On June 29, 1999, Level 8 Systems, Inc. completed an agreement to sell 21,000 shares of Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), for $21,000, convertible into an aggregate of 2.1 million shares of common stock of Level 8. The proceeds, net of accrued issuance costs, of

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

$19,150, were used to pay down debt and for other general corporate purposes. The sale of the Series A Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

Holders of the Series A Preferred Stock are entitled to receive 4% annual cash dividends payable quarterly and will have one vote per share of Series A Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A Preferred Stock. The Series A Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time after June 29, 2000 if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $20 per share. The conversion price of the Series A Preferred Stock is subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $10 per share. In the event Level 8 breaches its obligations to pay dividends when due or issue common stock upon conversion, or Level 8's common stock is delisted, the dividend rate on the Series A Preferred Stock would increase to 18% per annum (partially payable in shares of common stock at the option of Level 8 during the first 60 days of such increased dividend rate). As part of the $21 million financing, Level 8 also issued the investors warrants to purchase 2.1 million shares of common stock at an exercise price of $10 per share. Level 8 has agreed to register the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933. Level 8 is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A Preferred Stock, is limited to 19% of the liquidation value of the Series A Preferred Stock. One of the investors in the Series A Preferred Stock was Advanced Systems Europe B.V., which purchased $10 million of Series A Preferred Stock and warrants in the transaction, and is a subsidiary of Liraz, Level 8's principal stockholder.

During 2000 and 1999, there were 7,375 and 2,005 shares of preferred stock were converted into 737,500 and 200,500 shares of the Company's common stock, respectively. There were 11,570 shares of the Series A Preferred Stock outstanding at December 31, 2000.

Stock Warrants

The Company values warrants based on the Black Scholes pricing model.

During December 2000, the company issued a commercial lender rights to purchase up to 172,751 shares of the Company's common stock at an exercise price of $4.3415 in connection with a new credit facility. See Note 11. The warrants were valued at $775 or $4.49 per share and are exercisable until December 28, 2004. As of December 31, 2000, no warrants have been exercised.

In connection with the acquisition of StarQuest. The Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants will have an exercise price of $30 per share. See Note 2. The warrants were valued at $1,500 or $6.00 per share and are exercisable until November 28, 2003. As of December 31, 2000, no warrants have been exercised.

In connection with the issuance of preferred stock in July 2000, the Company issued warrants to purchase 1,047,382 shares of common stock. The warrants have an exercise price of $25.0625 per share and expire on July 20, 2005. The Company may cause the redemption of these warrants at any time after July 20, 2001 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $50.125 per share. As of December 31, 2000, no warrants have been exercised.

In connection with the issuance of preferred stock in June 1999, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock, including warrants to purchase 1,000,000 shares of common

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

stock that were issued to a related party. The warrants have an exercise price of $10.00 per share and expire on June 29, 2004. The Company may cause the redemption of these warrants at any time after June 29, 2000 if the closing price of the Company's common stock over 20 consecutive trading days is greater than $20 per share. Warrants totaling 85,900 and 1,260,460 were exercised at an exercise price of $10.00 during the year ended December 31, 2000 and 1999, respectively. A related party exercised warrants to purchase 1,000,000 shares of common stock in 1999. As of December 31, 2000, there were 753,640 warrants outstanding.

In connection with the acquisition of Momentum during 1998, the Company issued warrants to purchase 200,000 shares of the Company's common stock. The warrants have an exercise price of $13.108 per share and expire on March 26, 2003. The warrants were valued at $654 or $3.27 per share. See Note 2. During 2000, 104,597 warrants were exercised, leaving 95,403 of these warrants outstanding at December 31, 2000

In connection with the acquisition of Seer during 1998, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants have an exercise price of $12 per share and expire on December 31, 2002. The warrants were valued at $280 or $1.12 per share. See Note 2. As of December 31, 2000, No warrants have been exercised.

In connection with the initial and secondary public offerings, the Company issued 140,000 and 110,000 warrants, respectively, to the underwriter. The warrants are exercisable for four years, commencing one year from the effective dates of the public offerings at exercise prices of $7.43 and $14.85 per share, respectively, and have grant date fair values of $3.82 and $6.85 per share, respectively. Warrants totaling 136,466, 3,000, and 1,200 were exercised at an exercise price of $7.43 during the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, there were 91,166 warrants outstanding.

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

NOTE 14. EMPLOYEE BENEFIT PLANS

As of January 1, 2000 the Company sponsored two defined contribution plans for its U.S. employees--the Level 8 Systems 401(k) and Profit Sharing Plan (the " Level 8 Plan") and the Template Software 401(k) Plan (the "Template Plan") for the former Template employees. Effective July 1, 2000, the participants in the Template Plan were allowed to rollover the balance of their accounts into the Level 8 Plan, with recognition of certain protected benefits. The Company provides a 50% matching contribution for an employee's contribution to the Level 8 Plan, up to 4% of an employee's salary, and a discretionary match of up to $0.50 on the dollar up to 2% of the employees salary based on the Company's performance and board of directors discretion. Participants must be eligible Level 8 Plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions to the Level 8 Plan included in the Consolidated Statement of Operations totaled $156 for fiscal year 1999. During 2000, the Company recorded contributions totaling $363 to the Level 8 Plan and the Template Plan, until the Template Plan was merged into the Level 8 Plan. The matching percentage was the same for the Template Plan as the Level 8 Plan. Subsequent to December 31, 2000 the Company amended the plan to provide a 50% matching contribution up to 6% of an employee's salary.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


In connection with its acquisition of StarQuest, the Company now has a 401(k) plan for the former StarQuest employees at December 31, 2000. The Company intends to allow the plan participants to rollover the balance of their accounts into the Level 8 Plan, with recognition of certain protected benefits during 2001.

The Company also has employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. There was $470 and $408 in expense recognized under this plan for the years ended December 31, 2000, and 1999, respectively. There was no expense recognized under these plans for the year ended December 31, 1998 as these subsidiaries were acquired with the acquisition of Seer.

The Company also has an Employee Stock Purchase Plan (U.S.) for its U.S. employees and the International Stock Purchase Plan, currently available to its UK employees, (collectively, the "Stock Purchase Plans"). The Stock Purchase Plans allow employees to purchase shares of the Company's common stock for 85% of fair market value. The Stock Purchase Plans are authorized to grant rights to purchase an aggregate maximum of 250,000 shares of common stock. The Company is responsible for the administrative costs of the plans. Expenses related to these plans totaled $123 and $1 during the years ended December 31, 2000 and 1999, respectively.

NOTE 15. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For fiscal year 2000, two customers accounted for 11.4% and 11.2% of operating revenues, respectively. No customers accounted for more than 10% of operating revenue in fiscal year 1999. For the fiscal year 1998, one customer accounted for more than 10% of operating revenue.

As a result of its acquisition of Seer, the Company has entered into several marketing and distribution agreements with IBM, primarily in the European market. The percentage of outstanding receivables from IBM and its subsidiaries, transactions as of December 31, 2000 and 1999, is approximately 4% and 23%, respectively.

As of December 31, 2000, the Company had significant balances outstanding from individual customers due to the nature of its operations. It is the policy of the Company to closely monitor all accounts receivable and to record a provision for uncollectible accounts as they become estimable. Generally, no collateral is required.

NOTE 16. FOREIGN CURRENCIES AND FORWARD EXCHANGE CONTRACTS

As of December 31, 2000, the Company had $1,566 and $5,759 US dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. At December 31, 1999, the Company had approximately $526 and $8,190 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:

                                                                     2000  1999
                                                                     ----  ----
   Pound Sterling...................................................  9.2% 8.68%
   Deutsche Mark.................................................... 1.75% 5.62%
   Italian Lira..................................................... 2.69% 5.33%

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Company enters into forward exchange contracts to hedge the exposures that arise from foreign exchange movements between dates that foreign currency denominated receivables are recorded and the date they are paid. The Company does not engage in foreign currency speculation. The forward contracts are generally 90 to 120 day forward window contracts having maturities of less than one year. The table below summarizes, by currency, the contractual amounts of the Company's forward contracts for the years ended December 31:

2000

                                                      As Of December 31, 2000
                                                     --------------------------
                                 Original  Contract  Contract  Fair  Unrealized
Currency                         Contracts Drawdowns Balance  Value  Gain/(Loss)
--------                         --------- --------- -------- ------ ----------
Pound Sterling..................  $  985     $ --     $  985  $1,030   $ (45)
Danish Krona....................     493       --        493     547     (54)
Euro............................     130       (39)       91     100      (9)
Norwegian Krone.................     127       (90)       37      40      (3)
Swedish Krone...................     327       (31)      296     320     (24)
                                  ------     -----    ------  ------   -----
  Total.........................  $2,062     $(160)   $1,902  $2,037   $(135)
                                  ======     =====    ======  ======   =====


1999

                                                      As Of December 31, 2000
                                                     --------------------------
                                 Original  Contract  Contract  Fair  Unrealized
Currency                         Contracts Drawdowns Balance  Value  Gain/(Loss)
--------                         --------- --------- -------- ------ ----------
Pound Sterling..................  $ 1,556   $(1,181)  $  375  $  379    $(4)
Danish Krona....................    2,704    (1,730)     974     969      5
Euro............................    5,043    (3,173)   1,870   1,827     43
Norwegian Krone.................    1,053      (791)     262     265     (3)
Swedish Krone...................      461      (328)     133     135     (2)
                                  -------   -------   ------  ------    ---
  Total.........................  $10,817   $(7,203)  $3,614  $3,575    $39
                                  =======   =======   ======  ======    ===

Unrealized gains and losses on forward contracts reflect changes in exchange rates and are recorded directly in income, as they offset corresponding unrealized gains and losses on the foreign currency denominated assets being hedged. See Note 1. Forward contract liabilities related to unrealized losses are recorded as other accrued expenses in the Consolidated Balance Sheet.

The Company is exposed to exchange related losses on forward contracts should a transaction with a related forward exchange contract not be consummated by the forward contract expiration date. In such instances, the Company extends or repurchases the contract at the then prevailing market rates. Net realized losses on the extension or repurchase of contracts totaled $- and $3 for the years ended December 31, 2000 and December 31, 1999.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 17. SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Management of the Company makes operating decisions and assesses performance of its operations based on the following reportable segments: (1) Software,
(2) Maintenance, (3) Services, and (4) Research and Development.

Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest and other income/(expense), taxes, in-process research and development, restructuring and amortization of goodwill (EBITA).

Comparative information is not available for the same period of 1998 because the Company previously reviewed its operations as one reportable segment and did not have international operations.

The table below presents information about reported segments for the fiscal years ended December 31:

                                                   2000             1999
                                              Total   Total     Total   Total
                                             Revenue  EBITA    Revenue  EBITA
                                             ------- --------  ------- -------
   Software................................. $45,998 $ (6,338) $16,030 $(2,549)
   Maintenance..............................  15,967    9,312   14,981   8,819
   Services.................................  20,626     (958)  21,909    (116)
   Research and Development.................     --   (10,324)     --   (7,767)
                                             ------- --------  ------- -------
     Total.................................. $82,591 $ (8,308) $52,920 $(1,613)
                                             ======= ========  ======= =======

A reconciliation of total segment EBITA to loss before provision for income taxes for the fiscal years ended December 31:

                                                              2000      1999
                                                            --------  --------
   Total EBITA............................................. $ (8,308) $ (1,613)
   Amortization of goodwill................................  (14,191)   (6,959)
   In-process research and development.....................   (1,800)   (2,944)
   Restructuring...........................................      --       (383)
   Interest and other income/(expense), net................   (3,005)   (2,858)
                                                            --------  --------
   Total loss before income taxes.......................... $(27,304) $(14,757)
                                                            ========  ========

The following table presents a summary of revenue by geographic region for the fiscal years ended December 31:

                                                                  December 31,
                                                                  2000    1999
                                                                 ------- -------
   Australia.................................................... $   976 $ 2,429
   Denmark......................................................   4,097   4,861
   France.......................................................   2,371       6
   Germany......................................................   1,584   3,553
   Italy........................................................   2,259   3,370
   Israel.......................................................   6,778   1,987
   Norway.......................................................   2,069   2,128
   Switzerland..................................................   1,742   2,782
   United Kingdom...............................................   9,841   5,055
   USA..........................................................  44,573  18,134
   Other........................................................   6,301   8,615
                                                                 ------- -------
     Total revenue.............................................. $82,591 $52,920
                                                                 ======= =======

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Presentation of revenue by region is based on the country in which the customer is domiciled. Only countries with greater than 3% of total revenue are disclosed individually.

The following table represents a summary of long-lived assets by geographic region as of December 31:

                                                                  2000    1999
                                                                -------- -------
   United States............................................... $109,878 $93,946
   United Kingdom..............................................      411   2,168
   France......................................................      113     119
   Other.......................................................       72      48
                                                                -------- -------
     Total assets.............................................. $110,474 $96,281
                                                                ======== =======

The Company's foreign operations are reimbursed by the Company for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.

NOTE 18. RELATED PARTY INFORMATION

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

Due to a change in the Company's development plans for this product, during the first quarter of 1998, the Company and Liraz entered into an amendment to the original custom computer programming agreement, whereby the original royalty payment provisions were repealed. Under the new agreement, the Company agreed to reimburse Liraz's costs of development of $1,500 and to pay Liraz royalties of 3% of program revenues, as defined in the agreement, generated from January 1, 1998 until December 31, 2000. The Company issued a note to Liraz for $1,500 for cost reimbursement pursuant to this agreement and is amortizing the cost of reimbursement over the term of the agreement. See Note
8. The amortization of the cost reimbursement is included as a component of cost of software in the Consolidated Statement of Operations. Total royalties paid to Liraz were $48, $15, and $130 for the years ended December 31, 2000, 1999, and 1998, respectively.

In addition, the Company and Liraz were awarded an Israel--U.S. Binational Industrial Research and Development Foundation ("BIRD") grant totaling $432. The BIRD grant provided for reimbursement of up to 50% of the development costs of the above project. At the point at which the products developed under this grant are available for sale, BIRD will be paid a royalty of 5% until BIRD recovers approximately 150% of its reimbursement of development costs. The Company capitalized the software development costs associated with Level 8's project development costs and reduced the capitalized costs by any grant funds received from BIRD. At December 31, 1999, the Company had capitalized approximately $1,249, after reimbursement of BIRD funds totaling approximately $400. This product was completed during fiscal year 1998.

The Company sold software licenses to Liraz for $280, $0, and $15 in 2000, 1999, and 1998, respectively, for resale to unrelated third parties.

Liraz also pays the salaries and expenses of certain company employees and is reimbursed by the Company. Salaries and expenses paid by Liraz amounted to $259, $372, and $568 during 2000, 1999, and 1998, respectively.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


At December 31, 2000 and 1999, the Company had accounts payable of $59 and $41 to Liraz, respectively. At December 31, 2000, the Company had accounts receivable of $306 from Liraz.

In June 1999, a subsidiary of Liraz purchased convertible preferred stock and warrants from the Company for $10,000 on the same terms as the other investors in the $21,000 offering. In December, 1999, Liraz exercised its warrants for one million shares of common stock for an aggregate exercise price of $10,000.

Liraz guarantees certain debt obligations of the Company through December 31, 2002. The Company issued common stock to Liraz in exchange for the guaranty. See Note 11.

See Note 11 regarding other notes payable to Liraz.

In the third quarter of 2000, the Company had software sales of $6,000 to a customer that currently holds approximately seven percent (7%) of the outstanding shares of common stock and has an employee as a member on the Board of Directors.

The Company has a note receivable from a director and officer. See Note 8.

NOTE 19. RESTRUCTURING CHARGES

During the fourth quarter of 1999, the Company reorganized its existing operations due to its acquisition of Template. The Company's restructuring included a management change in its development and operations areas, the abandonment of certain leased facilities, and the closure of its French subsidiary. The Company recorded a restructuring charge of $545, which consisted of approximately $275 in costs associated with subleasing excess space, approximately $235 in personnel-related charges, and approximately $35 in professional fees to close its French subsidiary. Through December 31, 2000, the Company has paid approximately $340 in cash related to these restructuring charges.

During the fourth quarter of 1998, the Company reorganized its existing operations due to its acquisition of Seer. The restructuring included a staff reduction in its development and administrative areas of 20% (15 employees), the abandonment of certain leased facilities, and the write-down to fair value of certain capitalized software costs for product lines which were being discontinued. The Company recorded a restructuring charge of approximately $1,540, which consisted of approximately $706 in personnel-related charges, approximately $292 in costs associated with carrying vacated space until the lease expiration date, approximately $188 of property and equipment related charges, approximately $241 in write-down of capitalized software costs, approximately $100 in professional fees related to the restructuring, and approximately $13 for other charges. At December 31, 1999 the Company revised its estimate of the 1998 restructuring charge by reducing it by $162 based on a review of the costs paid through December 31, 1999 and the remaining estimated costs. The change in estimate is reflected in the 1999 Consolidated Statement of Operations as a reduction of the restructuring charge for 1999. Through December 31, 2000, the Company has paid approximately $944 in cash related to the restructuring.

The Company believes the accrued restructuring cost of $210 at December 31, 2000 represents its remaining cash obligations for the restructuring charges included above.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 20. LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Some of these facilities have been subleased. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 are as follows:

                                                 Lease                 Lease
                                              Commitments, Sublease Commitments,
                                                 Total      Income      Net
                                              ------------ -------- ------------
   2001......................................    $4,397     $(556)    $ 3,841
   2002......................................     3,603      (572)      3,031
   2003......................................     3,102      (589)      2,513
   2004......................................     2,322      (607)      1,715
   2005......................................     2,113      (625)      1,488
   Thereafter................................     1,826      (644)      1,182
                                                                      -------
                                                                      $13,770
                                                                      =======

Rent expense for the fiscal years ended December 31, 2000, 1999, and 1998 was $3,255, $2,940, and $790, respectively. Sublease income was $171, $0 and $0 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 21. CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business. Management is of the opinion that the liability, if any, resulting from these claims would not have a material effect on the financial position or results of operations of the Company.

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           First    Second    Third    Fourth
                                          Quarter  Quarter   Quarter  Quarter
                                          -------  --------  -------  --------
                                           (In thousands, except per share
                                                        data)
2000:
  Net revenues........................... $19,662  $ 21,081  $22,318  $ 19,528
  Gross profit...........................   9,534    13,347   15,238    10,293
  Net loss before cumulative effect of
   accounting change.....................  (8,028)   (5,527)  (4,499)  (10,312)
  Net loss applicable to common
   stockholders..........................  (8,028)   (5,527)  (4,499)  (15,516)
  Net loss before cumulative effect of
   accounting change per share--basic and
   diluted...............................  ($0.64)   ($0.41)  ($0.34)   ($0.71)
  Net loss per share applicable to common
   stockholders--basic and diluted.......  ($0.64)  ($ 0.41)  ($0.34)   ($1.03)
1999:
  Net revenues........................... $13,205  $ 13,007  $ 12,80  $ 13,905
  Gross profit...........................   4,749     5,398    6,178     7,689
  Net loss before cumulative effect of
   accounting change.....................  (3,828)   (4,224)  (2,544)   (4,881)
  Net loss before cumulative effect of
   accounting change per share--basic and
   diluted...............................  ($0.44)   ($0.49)  ($0.31)   ($0.54)

During the fourth quarter of 2000, the Company recorded significant nonrecurring adjustments totaling $1,800. The fourth quarter adjustments related primarily to the acquisition of StarQuest. See Note 2.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


During the fourth quarter of 1999, the Company recorded significant nonrecurring adjustments totaling $2,583. The fourth quarter adjustments related primarily to the acquisition of Template and restructuring charges. See Notes 2 and 20.

NOTE 23. SUBSEQUENT EVENTS

During the first quarter of 2001, the Company undertook a new strategic initiative around the Cicero technology it acquired from Merrill Lynch. As a part of this strategic initiative, the Company restructured its domestic and international operations. This restructuring included an approximate 35% reduction in personnel. The reductions were made in all operational areas of the Company. The Company also intends to consolidate some of its leased facilities as part of this restructuring and dispose of certain assets. The Company is currently in the process of completing its estimate of the restructuring charge that will be recorded in the first quarter.

Subsequent to December 31, 2000, the Company loaned an officer and director of the Company $75 which is due in full on January 31, 2002. The interest rate is ten percent (10%) per annum and the note is secured by shares of common stock owned by the officer and director.

On December 28, 2000, the Company entered into a purchase agreement to acquire Level 8 Systems, Ltd. from Liraz in exchange for shares of the Company's common stock. As of the date of this filing, the transaction has not yet been completed. The closing is subject to final approval by the Company's Board of Directors. Accordingly, the accompanying financial statements do not reflect the acquisition of Level 8 Systems, Ltd.

Subsequent to December 31, 2000, the Company renegotiated the note receivable related to the sale of government operations to $850 and collected this amount. See Note 3.

Subsequent to December 31, 2000, the Company paid in full a $2,000 note payable to a strategic partner of StarQuest. See Note 11.

Subsequent to December 31, 2000, the Company renegotiated its term loan with a commercial lender to extend the due date from November 30, 2001 until January 30, 2002. See Note 11.

                                    EXHIBITS

  Exhibit
  Number                               Description
  -------                              -----------

   2.1 Agreement and Plan of Merger, dated as of October 19, 1999, by and among Level 8 Systems, Inc., TSAC, Inc., and Template Software, Inc.
          (incorporated by reference to exhibit 2.1 to Level 8's Report on Form
          8-K, filed November 5, 1999 (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)).

   2.2    Agreement and Plan of Merger dated October 2, 2000 by and among Level
          8 Systems, Inc., Level 8 Technologies Acquisition Corp. and StarQuest
          Software, Inc. (incorporated by reference to exhibit 10.39 to Level
          8's Quarterly Report on Form 10-Q for the period ended September 30,
          2000 (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)).

   3.1 Certificate Of Incorporation of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.1 to Level 8's
          Registration Statement on Form S-1/A, filed September 22, 2000, File
          No. 333-44588).

   3.2 Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8's Registration Statement on Form S-1/A, filed September 22, 2000, File No. 333-44588).

   3.2A Amendment to the Bylaws of Level 8 Systems, Inc., a Delaware corporation (filed herewith).

   3.3    Certificate of Designation relating to Series A 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 3.3 to Level 8's Report on Form 8-K, filed July 23, 1999).

   3.4    Certificate of Designation relating to Series B 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 3.3 to Level 8's Report on Form 8-K, filed July 31, 2000).

   4.1    Form of Warrant Agreement, between the Company and Hampshire
          Securities Corporation for 135,000 shares of common stock
          (incorporated by reference to exhibit 10.27 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

   4.2 Form of Warrants issued June 29, 1999 in connection with the sale of Series A 4% Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K filed July 23, 1999).

   4.3 Form of Warrant(s) representing the 250,000 Level 8 warrants issued to the WCAS Parties (incorporated by reference to exhibit 8.2(A) to the Seer Technologies, Inc. Annual Report on Form 10-K for the year ended September 30, 1998, File No. 000-26194).

   4.4    Registration Rights Agreement dated June 29, 1999 among Level 8
          Systems, Inc. and the investors named on the signature pages thereof
          (incorporated by reference to exhibit 10.3 to Level 8's Report on Form 8-K filed July 23, 1999, File No. 000-26392).

   4.5    Registration Rights Agreement, dated June 13, 1995, between the
          Company and Liraz (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration
          Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

   4.6    Warrant for 523,691 shares issued to Brown Simpson Partners I, Ltd.,
          July 20, 2000 in connection with the sale of Series B 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K filed July 31, 2000).

   4.7    Warrant for 182,506 shares issued to Seneca Capital, L.P., July 20,
          2000 in connection with the sale of Series B 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 10.3 to Level 8's Report on Form 8-K filed July 31, 2000).

  Exhibit
  Number                               Description
  -------                              -----------
    4.8   Warrant for 341,185 shares issued to Seneca International, Ltd., July
          20, 2000 in connection with the sale of Series B 4% Convertible
          Redeemable Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8's Report on Form 8-K filed July 31, 2000).

    4.9   Registration Rights Agreement dated July 20, 2000 among Level 8
          Systems, Inc. and the investors named on the signature pages thereof
          (incorporated by reference to exhibit 10.5 to Level 8's Report on Form 8-K filed July 31, 2000).

    4.10  Form of Warrant issued to the former holders of Series E Preferred
          Stock of StarQuest Software, Inc. (filed herewith).

    4.11 Form of Registration Rights Agreement among Level 8 Systems, Inc. and the former holders of Series E Preferred Stock of StarQuest Software,
          Inc. (filed herewith).

    4.12 Form of Registration Rights Agreement among Level 8 Systems, Inc. and the former debtholders of StarQuest Software, Inc. (filed herewith).

   10.1 Level 8 Systems, Inc. 2000 Stock Grant Retention Plan (incorporated by reference to exhibit 99 to Level 8's Registration Statement on Form S-8, filed December 15, 2000, File No. 333-51936).

   10.2   Level 8's 1997 Stock Option Plan, as Amended and Restated
          (incorporated by reference to exhibit 10.2 to Level 8's Registration
          Statement on Form S-1/A, filed September 22, 2000,
          File No. 333-44588).*

   10.3 Level 8's February 2, 1995 Non-Qualified Option Plan (incorporated by reference to exhibit 10.1 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995,
          File No. 33-92230).*

   10.4   Template Software, Inc. 1992 Non-Statutory Stock Option Plan
          (incorporated by reference to an exhibit to Template Software, Inc.'s
          Registration Statement on Form S-1, filed on November 27, 1996, File
          No. 333-17063).

   10.5   Template Software, Inc. 1992 Incentive Stock Option Plan
          (incorporated by reference to an exhibit to Template Software, Inc.'s
          Registration Statement on Form S-1, filed on November 27, 1996,
          File No. 333-17063).

   10.6   Employment Agreement between Anthony Pizi and the Company dated March
          12, 2001 (filed herewith).*

   10.7   Employment Agreement between Paul Rampel and the Company dated March
          12, 2001 (filed herewith).*

   10.8   Employment Agreement between Arik Kilman and the Company dated March
          12, 2001 (filed herewith).*

   10.9   Employment Agreement between Steven Dmiszewicki and the Company dated
          December 4, 1998 (incorporated by reference to exhibit 10.19 to Level
          8's Annual Report on Form 10-K for the fiscal year ended December 31,
          1998, File No. 000-26392).*

   10.9A Separation Agreement and General Release between Steven Dmiszewicki and the Company dated January 31, 2001 (filed herewith).*

   10.10  Amended and Restated Employment Agreement, effective November 8,
          1996, between Level 8 Technologies, Inc. and Samuel Somech
          (incorporated by reference to exhibit 10.12 to Registration Statement
          No. 33-92230 on Form S-1/A).*

  Exhibit
  Number                               Description
  -------                              -----------
  10.10A  Amendment dated February 26, 1999 to the Employment Agreement between the Company and Samuel Somech dated November 8, 1996 (incorporated by reference to exhibit 10.2A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*

  10.11   Lease Agreement for Cary, N.C. offices, dated March 31, 1997, between
          Seer Technologies, Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.47 to Seer Technologies, Inc.'s Quarterly
          Report on Form 10-Q for the period ended March 31, 1997, File No.
          000-26194).

  10.11A  Addendum #1 to the Lease Agreement for Cary, N.C. offices, dated July
          6, 1998 (incorporated by reference to exhibit 10.58 to Seer
          Technology Inc.'s Quarterly Report on Form 10-Q for the period ended
          June 30, 1998, File No. 000-26194).

  10.11B  Amendment to Lease Agreement for Cary, N.C. offices, dated January
          21, 1999 (incorporated by reference to exhibit 10.21A to Level 8's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1998).

  10.12   Office Lease Agreement, dated April 25, 1996, between Template
          Software, Inc. and Vintage Park Two Limited Partnership (incorporated by reference to an exhibit to Template Software, Inc.'s Registration
          Statement on Form S-1, File No. 333-17063).

  10.12A  Amendment to Office Lease Agreement, dated August 18, 1997, between
          Template Software, Inc. and Vintage Park Two Limited Partnership
          (incorporated by reference to an exhibit to Template Software, Inc.'s
          Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 000-21921).

  10.13   Lease Agreement, dated December 25, 1992, between Seer Technologies,
          Inc. and Capital & Counties (London, England) (incorporated by reference to exhibit 10.22 to Seer Technologies, Inc.'s Registration
          Statement on Form S-1, file No. 33-92050).

  10.14   Lease Agreement, dated October 8, 1997, between StarQuest Software,
          Inc. and Smith and Walters Inc. (filed herewith).

  10.15   Lease Agreement, dated February 23, 2001, between Level 8 Systems,
          Inc. and Carnegie 214 Associates Limited Partnership (filed herewith).

  10.16   Securities Purchase Agreement dated June 29, 1999 among Level 8
          Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series A Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999,
          File No. 000- 26392).

  10.17   Purchase Agreement dated July 31, 2000 between Level 8 Systems, Inc.
          and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed
          August 11, 2000, File No. 000-26392).

  10.18   PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill
          Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed September 11,
          2000).

  10.19   Promissory Note of Level 8 Systems, Inc. dated October 11, 2000 among
          Level 8 Systems, Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.42 to Level 8's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

  10.19A  Letter dated March 27, 2001 from Bank Hapoalim to Level 8 Systems,
          Inc. in connection with extension of the Promissory Note (filed herewith).

  10.20   Loan Agreement dated December 15, 2000 between Level 8 Systems, Inc.
          and Bank Hapoalim (filed herewith).

  Exhibit
  Number                               Description
  -------                              -----------
  10.20A  Borrower Security Agreement dated December 15, 2000 between Level 8
          Systems, Inc. and Bank Hapoalim (filed herewith).

  10.20B  Cash Collateral Agreement dated December 15, 2000 between Level 8
          Systems and Bank Hapoalim (filed herewith).

  10.20C  Form of warrant issued December 28, 2000 to Tarshish Hahzakot
          VeHashkuat Hapoalim Ltd. in connection with the Loan Agreement dated
          December 16, 2000 between Level 8 Systems, Inc. and Bank Hapoalim
          (filed herewith).

  10.21   Securities Purchase Agreement dated July 20, 2000 among Level 8
          Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed July
          31, 2000, No. 000-26392).

  10.22   Stock Purchase Agreement dated September 29, 2000 among Level 8
          Systems, Inc. and The A Consulting Team in connection with the purchase of 500,000 shares of common stock (incorporated by reference to exhibit 10.40 to Level 8's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

  10.22A  Warrant for 500,000 shares issued to Level 8 Systems, Inc., September
          29, 2000 in connection with the purchase of 500,000 shares of The A
          Consulting Team's common stock (incorporated by reference to exhibit
          10.41 to Level 8's Quarterly Report on Form 10-Q for the period ended
          September 30, 2000).

  10.23   Master License Agreement dated October 24, 1996 by and between
          Merrill Lynch, Pierce, Fenner & Smith Incorporated and Seer
          Technologies, Inc. (filed herewith).

  10.23A Schedule 4 to Master License Agreement dated September 30, 2000 by and between Merrill Lynch, Pierce, Fenner & Smith Incorporated and
          Level 8 Technologies, Inc. (filed herewith).

  10.24   Promissory Note dated October 25, 2000 of Samuel Somech in favor of
          Level 8 Systems, Inc. in the amount of $495,000 (filed herewith).

  10.25   Promissory Note dated January 27 , 2001 of Paul Rampel in favor of
          Level 8 Systems, Inc. in the amount of $75,000 (filed herewith).

  10.25A  Stock Pledge Agreement dated January 27, 2001 between Paul Rampel and
          Level 8 Systems, Inc. (filed herewith).

  10.26   Stockholders Agreement among Level 8 Systems, Inc., Merrill Lynch,
          Pierce, Fenner & Smith Incorporated, Liraz Systems Ltd. and certain of its affiliates and Welsh, Carson, Anderson & Stowe VI, L.P. and certain of its affiliates (incorporated by reference to exhibit 10.3 to Level 8's Report on Form 8-K, filed September 11, 2000).

  10.27   Voting Coordination Agreement dated July 31, 1997 by and between
          Samuel Somech and Liraz Systems Ltd. (filed herewith).

  16.1 Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant, dated August 2, 2000 (incorporated by reference to Exhibit 16 to Level 8's Report on Form 8-K/A filed August 2, 2000,
          File No.000-26392).

  21.1    List of subsidiaries of the Company (filed herewith)

  23.1    Consent of Deloitte & Touche LLP (filed herewith).

  23.2    Consent of PricewaterhouseCoopers LLP (filed herewith).

--------
  *Management contract or compensatory agreement.