Form 10-K/A
period 2000-12-31
LEVEL 8 SYSTEMS INC
filed 2001-04-27
CIK 945384

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000.

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to ____________

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

                                 _____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of March 26, 2001 was approximately $30,172,312. There were 15,733,141 shares of Common Stock outstanding as of March 26, 2001.

                                   PART III

Item 10.  Directors and Executive Officers of Registrant

     As of April 27, 2001, the Board of Directors of the Company consisted of Anthony C. Pizi, Arie Kilman, Paul Rampel, Theodore Fine, Lenny Recanati, Samuel Somech, Talmor Margalit, John C. Cummings and Dr. Michel Berty. Messrs. Kilman, Fine, Recanati, Somech and Dr. Berty were elected at the 2000 Annual Meeting of Stockholders and will serve until the election and qualification of their successors or until their earlier death, resignation or removal. During fiscal 2000, Messrs. Pizi and Rampel, and, in early fiscal 2001, Messrs. Margalit and Cummings, were appointed by the Board of Directors to fill vacancies on the Board and will serve until the election and qualification of their successors or until their earlier death, resignation or removal. Dr. Robert Brill, who was elected to the Board at the 2000 Annual Meeting of Stockholders, resigned effective April 26, 2001. Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as director of the Company.

Anthony C. Pizi

Director since August 2000.   Age: 41

     Mr. Pizi has served as Chairman of the Board of Directors and as Chief Technology Officer since December 1, 2000. He has served as Chief Executive Officer since February 1, 2001. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch's Private Client Technology's Architecture and Service Quality Group. Mr. Pizi's 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his BS in Engineering from West Virginia University. Mr. Pizi is on the Technical Board of Crossgain Corporation.

Arie Kilman

Director since July 1997.     Age: 48

     Mr. Kilman has served as Chief Strategy Officer of the Company since December 1, 2000. Previously, Mr. Kilman had served as Chairman of the Board of Directors of the Company from July 1997 until December 1, 2000 and still serves as a director of the Company. Mr. Kilman was also Chief Executive Officer of the Company from July 1996 until December 1, 2000. He was President of the Company from July 1996 to October 1996. He previously served as Chairman of the Board of Directors of the Company from December 1994 to July 1996. Mr. Kilman is a citizen of Israel.

Paul Rampel

Director since February 2001. Age: 47

     Mr. Rampel has served as a director and as President since February 1, 2001. Mr. Rampel previously served as Senior Vice President of Research and Development from November 2000 when he joined the Company following the acquisition of StarQuest Software, Inc. ("StarQuest"). Previously, as chief executive officer, president and a founder of StarQuest, Mr. Rampel directed the day-to-day management operations of StarQuest. In addition, he was the design architect of StarQuest's software products and a recognized expert on IBM connectivity with 25 years of industry experience. Prior to StarQuest, Mr. Rampel was the founder and CEO of Orion Networking Systems, which was acquired by Apple Computer, Inc. in 1988. Prior to that, he was manager of data processing for McKesson and held other management positions with Alfa Laval and Communications Solutions, Inc.

Michel Berty, Ph.D.

Director since July 1997.     Age: 61

     Dr. Berty has served as a director of the Company since July 1997. Since April 1997, Dr. Berty has been the owner of MBY Consultant, Inc. Dr. Berty currently serves as a director of Sapiens International Corporation, N.V.; I Gate Capital; Merant; Elligent Consulting Group, Inc.; Dataraid, Inc.; Asterop, S.A. and NetGain, Inc. Dr. Berty served as the Chairman of the Board and Chief Executive Officer of Cap Gemini America (an international information technology consulting firm) from 1993 to April 1997. From 1986 to 1992, he served as the General Secretary of the Gemini Sogeti Group (the parent corporation of Cap Gemini America).

Theodore Fine

Director since April 1995.    Age: 64

     Mr. Fine has served as a director of the Company since April 1995. Mr. Fine co-founded Level 8 Technologies, Inc., a subsidiary of the Company, with Mr. Somech in February 1994. Mr. Fine is also a director and the Chief Executive Officer of Buysmart Enterprises, Inc. Since January 1993, Mr. Fine has been a management information systems consultant to the financial community and, from April 1995 to July 1996, served as a marketing and sales consultant to the Company. From March 1974 to December 1992, Mr. Fine was Vice President of Technology for Retail International Operations of CitiBank, N.A.


Lenny Recanati

Director since December 1994. Age: 47

     Mr. Recanati has served as a director of the Company since December 1994. Mr. Recanati has been an officer of Discount Investment Corporation ("DIC") since 1983 and currently serves as an Executive Vice President and Director. He is Chairman of the Board of Directors of Ilanot-Betusha Investment House Ltd. and is a member of the Board of Directors of a number of Israeli industrial and other enterprises affiliated with DIC, including Liraz Systems Ltd., Elbit Systems Ltd., Elron Electronics Industries Ltd., Super-Sol Ltd., Bayside Land Corporation Ltd., Tefron Ltd., IDB Holdings Ltd. and Tambour Ltd. Mr. Recanati holds a bachelors degree in economics from Hebrew University of Jerusalem and holds a masters degree in business administration from Columbia University. Mr. Recanati is a citizen of Israel.

Samuel Somech

Director since April 1995.    Age: 49

     Mr. Somech served as President of the Company through June 1999, as Chairman Emeritus from July 1999 through December 2000, as Chief Technology Officer of the Company from October 1996 through December 2000, and as a director of the Company since April 1995. Mr. Somech served as Vice President of the Company from April 1995 to October 1996. He also served as the Technical Director, Messaging Group, of Apertus Technologies, Inc. from January 1994 to March 1994 and Technical Director, Messaging Group, of NYNEX from September 1990 to December 1993. Mr. Somech co-founded Level 8 Technologies, Inc. with Theodore Fine in February 1994. Level 8 Technologies, Inc. was acquired by the Company in 1995 and remains a wholly owned subsidiary. Mr. Somech is a citizen of Israel.

Talmor Margalit

Director since January 2001.  Age: 40

     Mr. Margalit has been a director of Level 8 since January 2001. Since 2000, Mr. Margalit has served as a Vice President of Business Development for DIC. From 1996 until 2000, Mr. Margalit was Vice President and Chief Technology Officer of Malam Systems, LTD. Mr. Margalit also serves on the board of Liraz, the Company's principal stockholder. Mr. Margalit is a citizen of Israel.

John C. Cummings

Director since January 2001.  Age: 41

     Mr. Cummings has been a director of Level 8 since January 2001. Mr. Cummings was nominated to serve on the Board of Directors by Merrill Lynch pursuant to the terms of the Stockholders Agreement, dated August 23, 2000, by and among the Company, Merrill Lynch, Liraz and its affiliates, and Welsh Carson Anderson & Stowe VI, L.P. and its affiliates. Mr. Cummings has been employed at Merrill Lynch since 1981 and has held various management positions during that time. Most recently, Mr. Cummings has served Merrill Lynch in the capacity of Senior Vice President for U.S. Private Client Services.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised of Messrs. Fine, Kilman and Recanati. Mr. Kilman is the Chief Strategy Officer of the Company. Except for Mr. Kilman, none of the other members of the Compensation Committee has served as an executive officer of the Company and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Fine, Kilman or Recanati have served as executive officers. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the directors and executive officers of the Company.

Director Compensation

     In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 12,000 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. These options vest over a three year period in equal increments upon the eligible Director's election to the Board. Newly elected eligible directors are also eligible to receive an option to purchase 12,000 shares upon initial election or appointment. The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common shares in lieu of cash, subject to approval by the Board of Directors. In addition, the plan permits the Board of Directors to grant discretionary awards to eligible directors under the plan. During 2000, pursuant to the Outside Director Stock Incentive Plan, Mr. Fine received options to purchase 12,000 shares of common stock at an exercise price of $9.9375 per share. Those options vest over a three-year period in equal installments upon his re-election to the Board.

     Michel Berty is entitled to receive $12,000 each year for serving as a Director. None of the Company's other Directors received additional monetary compensation for serving on the Board of Directors of the Company in 2000, other than reimbursement of reasonable expenses incurred in attending meetings.

Executive Officers

     The Company's current executive officers are listed below, together with their age, position with the Company and business experience for the past five years.

Anthony C. Pizi         Age: 41

         Mr. Pizi currently serves as the Chairman of the Board, Chief Executive Officer and Chief Technology Officer of the Company. Please refer to the section of this Form 10-K/A entitled "Directors and Executive Officers of the Registrant" for additional information regarding Mr. Pizi's experience.

Arie Kilman             Age: 48

         Mr. Kilman currently serves as the Chief Strategy Officer and as a director of the Company. Please refer to the section of this Form 10-K/A entitled "Directors and Executive Officers of the Registrant" for additional information regarding Mr. Kilman's experience.

Paul Rampel             Age: 47

         Mr. Rampel currently serves as the President and a director of the Company. Please refer to the section of this Form 10-K/A entitled "Directors and Executive Officers of the Registrant" for additional information regarding Mr. Rampel's experience.

Dennis McKinnie         Age: 44

         Mr. McKinnie has served as Senior Vice President, Chief Legal and Administrative Officer and Corporate Secretary of the Company since January 1999. Prior to that, Mr. McKinnie served as Vice President, Chief Legal and Administrative Officer and Corporate Secretary of Seer Technologies, Inc. ("Seer") since April 1998. Previously, Mr. McKinnie was Vice President and General Counsel of Seer. He has also served as Corporate Secretary of Seer since February 1996 and as Assistant Secretary prior thereto. From September 1989 to October 1994, he was associated with the Atlanta, Georgia law firm of Powell, Goldstein, Frazer & Murphy LLP where he was a member of that firm's Technology Litigation Group. Prior to becoming associated with Powell Goldstein, he was Staff Counsel to the Supreme Court of the United States. During his 18 years of law practice, he also clerked for the Alabama Supreme Court and the United States Court of Appeals for the Eleventh Circuit. Mr. McKinnie holds a B.A. from Union University and a J.D. from the Cumberland School of Law of Samford University.

John P. Broderick       Age: 51

         Mr. Broderick has served as the Chief Financial Officer of the Company since April 2001. Prior to joining the Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as chief financial officer for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.A. in accounting from Villanova University.

Item 11. Executive Compensation

         The following summary compensation table sets forth the compensation earned by the Company's current Chief Executive Officer and the four other executive officers serving or having served at the end of fiscal 2000 whose salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 2000. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 2000, see "Option Grants in Fiscal 2000."

                          Summary Compensation Table

             Name and                                                           Other Annual     Securities
             Principal                  Fiscal                                    Compen-        Underlying
             Position                    Year       Salary         Bonus        sation/(1)/        Options
             --------                    ----       ------         -----         -----------       -------
Arie Kilman.........................      2000     $234,374      $100,000          $    --         50,000(4)
Chief Executive Officer and               1999     $120,000(3)   $ 90,000          $    --        200,000(4)
Chairman of the Board (2)                 1998     $115,000      $     --          $96,350(5)

Steven Dmiszewicki..................      2000     $235,416      $233,000          $    --        120,000(7)
President and Director (6)                1999     $200,000      $200,000(8)       $    --         35,000
                                          1998     $     --      $     --          $    --        200,000

Samuel Somech.......................      2000     $150,000      $     --          $    --         50,000(10)
Chairman Emeritus, Chief Technology       1999     $150,000      $     --          $    --              0
Officer and Director (9)                  1998     $150,000      $     --          $    --              0

Dennis McKinnie.....................      2000     $182,292      $ 83,000          $    --         25,000
Senior Vice President, Chief Legal        1999     $172,917      $ 50,000          $    --         95,000
and Administrative Officer,
Corporate Secretary

Renee Fulk..........................      2000     $135,000      $ 98,000          $    --         25,000
Chief Financial Officer, Treasurer        1999     $110,583      $ 65,000          $    --         40,000
and Assistant Secretary(11)

______________________________

(1) Except in the case of Mr. Kilman, the indicated amounts do not reflect non-cash compensation in the form of personal benefits provided by the Company that may have value to the recipient. Although such compensation cannot be determined precisely, the Company has concluded that, except for Mr. Kilman, the aggregate value of such benefits awarded to any named executive officer did not exceed the lesser of $50,000 or 10% of his or her salary and bonus for any fiscal year to which such benefits pertain.

(2) Mr. Kilman served as Chief Executive Officer of the Company during fiscal year 2000. On December 1, 2000, he resigned his position as CEO and became the Chief Strategy Officer of the Company.

(3) Mr. Kilman's salary for 1998 includes an aggregate of $60,000 paid by the Company and $55,000 paid by Liraz.

(4) In December 2000, Mr. Kilman voluntarily forfeited all of his 250,000 options.

(5) The indicated amounts reflect compensation for 1998 paid to Mr. Kilman to pay for travel expenses to and from New York and living expenses in New York, including rent for an apartment, an automobile lease and miscellaneous expenditures related thereto. Liraz has agreed to reimburse the Company at a rate of $3,000 per month for Mr. Kilman's travel expenses.

(6) Mr. Dmiszewicki served as President and a director during fiscal year 2000. On December 1, 2000, he was named Chief Executive Officer of the Company. Effective February 1, 2001, Mr. Dmiszewicki resigned his positions with the Company. Anthony Pizi replaced Mr. Dmiszewicki as Chief Executive Officer and Paul Rampel replaced Mr. Dmiszewicki as President.

(7) In December 2000, Mr. Dmiszewicki voluntarily forfeited 100,000 options with an exercise price of $37.875.

(8) Includes a $100,000 performance based bonus and a bonus of $100,000 for the successful completion of the acquisition of Template Software, Inc.

(9) Mr. Somech was replaced as Chief Technology Officer by Anthony Pizi on December 1, 2000.

(10) In December 2000, Mr. Somech voluntarily forfeited 50,000 options with and exercise price of $37.875.

(11) Effective March 31, 2001, Ms. Fulk resigned as Chief Financial Officer of the Company. She was replaced by John P. Broderick who began as Chief Financial Officer on April 2, 2001.

     The following table sets forth information regarding each grant of stock options to each of the named executives during fiscal 2000. The Company is required to withhold from the shares issued upon exercise a number of shares sufficient to satisfy applicable withholding tax obligations. The Company did not award any stock appreciation rights ("SARs") during fiscal 2000.

                         Option Grants in Fiscal 2000


                                             Individual Grants
                                             -----------------

                                                                             Potential Realizable Value
                                                                               at Assumed Annual Rates
                       Number of      Percent of                                 of Appreciation for
                      Securities     Total Options                                   Option Term
                      Underlying      Granted to     Exercise                   -----------------------
                        Options      Employees in      Price    Expiration
Name                    Granted       Fiscal Year    ($/share)     Date          5% ($)        10% ($)
---------------       ----------     -------------   --------   ----------      --------      ---------
Steven                   100,000(1)       4.7%         37.875      2/11/10    $2,381,938(1)    $6,036,300(1)
Dmiszewicki               20,000          .95%         8.7812      11/2/10    $  110,449       $  279,889

Arie Kilman               50,000(2)       2.3%         30.625       1/6/10    $  962,995(2)    $2,240,418(2)

Samuel Somech             50,000(3)       2.3%         37.875      2/11/10    $1,190,969(3)    $3,018,150(3)
Dennis McKinnie           15,000          .71%         37.875      2/11/10    $  357,291       $  905,445
                          10,000          .47%         8.7812      11/2/10    $   55,224       $  139,950

Renee Fulk                15,000          .71%         37.875      2/11/10    $  357,291       $  905,445
                          10,000          .47%         8.7812      11/2/10    $   55,224       $  139,950

________________________

(1)  Mr. Dmizsewicki voluntarily forfeited these options in December  2000.

(2)  Mr. Kilman voluntarily forfeited these options in December  2000.

(3)  Mr. Somech voluntarily forfeited these options in December  2000.

     The following table sets forth information concerning the options exercised during fiscal 2000 and held at December 31, 2000 by the named executives. None of the unexercised options at December 31, 2000 were in-the-money.

                Fiscal 2000 Year-End Option Holdings and Values

                                                                              Number of Securities
                                                                             Underlying Unexercised
                                                                          Options at December 31, 2000
                                                                          -------------------------------
                                         Shares
                                        Acquired
                                           on              Value
          Name                          Exercise         Realized        Exercisable        Unexercisable
          ------------------            --------         --------        -----------        -------------
          Arie Kilman                          0        $        0                 0                    0
          Steven Dmiszewicki                   0        $        0           185,000               70,000
          Samuel Somech                   76,362        $1,184,520           401,443                    0
          Dennis McKinnie                      0        $        0            55,000               65,000
          Renee Fulk                           0        $        0            25,500               39,500

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

     Under the employment agreement between the Company and Mr. Pizi dated March 12, 2001, the Company has agreed to pay Mr. Pizi an annual base salary of $600,000, and a performance bonus of cash and up to one hundred thousand (100,000) options to purchase shares of common stock, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi's employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi's then base salary within thirty (30) days of termination and (b) two hundred thousand (200,000) shares of the Company's common stock. In the event there occurs a substantial change in Mr. Pizi's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Pizi two hundred thousand (200,000) shares of the Company's common stock. If Mr. Pizi's employment is terminated for any reason, Mr. Pizi has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

     Under the employment agreement between the Company and Mr. Rampel dated March 12, 2001, the Company has agreed to pay Mr. Rampel an annual base salary of $300,000 and a performance bonus of cash up to 40% of Mr. Rampel's salary, as determined by the Chief Executive Officer, in his discretion (for 2001, this bonus will be at least 20% of Mr. Rampel's salary). Upon termination of Mr. Rampel's employment by the Company without cause, the Company has agreed to provide Mr. Rampel with (a) a lump sum payment of one year of Mr. Rampel's then base salary within thirty (30) days of termination, (b) one hundred thousand (100,000) shares of the Company's common stock and (c) immediate vesting of all unvested stock options held by Mr. Rampel. In the event there occurs a substantial change in Mr. Rampel's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Rampel one hundred thousand (100,000) shares of the Company's common stock and immediately vest all unvested stock options held by Mr. Rampel. If Mr. Rampel's employment is terminated for any reason, Mr. Rampel has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

     Under the employment agreement between the Company and Mr. Kilman dated March 12, 2001, the Company has agreed to pay Mr. Kilman an annual base salary of $500,000 and a performance bonus of cash, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr.

Kilman's employment by the Company without cause, the Company has agreed to pay Mr. Kilman (a) a lump sum payment of two years of Mr. Kilman's then base salary within thirty (30) days of termination and (b) two hundred fifty thousand (250,000) shares of the Company's common stock. In the event there occurs a substantial change in Mr. Kilman's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant
Mr. Kilman two hundred and fifty thousand (250,000) shares of the Company's common stock. If Mr. Kilman's employment is terminated for any reason, Mr. Kilman has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

     Under the separation agreement between the Company and Mr. Dmiszewicki, the Company has agreed to provide to Mr. Dmiszewicki with the following items: (a) his weekly salary at the time of termination for the period of 52 weeks following the date of termination, (b) medical, dental, vision, life insurance and long-term disability insurance at employer rates and 401(k) participation benefits for a period of 9 months from the date of termination, (c) compensation for executive coaching/placement services for 6 months, (d) his unused vacation days which equal 60 days and (e) the immediate vesting of all unvested options and the extension of the period for exercise of these options to 18 months from the date of termination. In return for this compensation, Mr. Dmiszewicki executed a release of claims and has agreed, for a period of 12 months from the execution of the agreement, not to (i) solicit or request any employee or consultant to leave employment of the Company, (ii) hire any employee of the Company, (iii) solicit or request any competing business to employee an employee of the Company or (iv) provide lists of employee names to recruiters.

     Under the employment agreement between the Company and Mr. Somech, the Company pays Mr. Somech (a) an annual base salary of $150,000, (b) an annual increase in base salary as determined by the Board of Directors of the Company, in its discretion, (c) a performance bonus determined by the Board of Directors of the Company and (d) a car and telephone allowance of $2,000 a month. If Mr. Somech's employment is terminated for any reason (other than by the Company without cause), Mr. Somech has agreed that, for one year after such termination, he will not directly or indirectly (i) compete with Level 8 Technologies' consulting services in the United States regarding middleware, messaging or fault-tolerant transaction processing, (ii) engage or participate in any business that provides consulting services within the United States with respect to middleware, messaging or fault-tolerant transaction processing, (iii) solicit or divert business from Level 8 Technologies or assist any business in attempting to do so, (iv) cause any business to refrain from doing business with Level 8 Technologies or (v) solicit or hire any person who was an employee of Level 8 Technologies during the term of his employment agreement or assist any business in attempting to do so. On February 26, 1999, Mr. Somech and the Company entered into an amendment to his employment agreement that permits Mr. Somech to retire from the Company at any time during his employment upon three months notice to the Company. Upon his retirement, Mr. Somech will receive retirement benefits of $20,000 per month for a period of two years and his health care benefits will continue during this time or until he obtains alternative health care coverage, whichever is sooner. During his first year of retirement, Mr. Somech has agreed to make himself available to assist the Company and its employees on transition matters. On October 25, 2000, the Company lent Mr. Somech $495,000 pursuant to a Promissory Note. The Promissory
Note is payable in five annual installments of principal and interest starting on March 1, 2001. The first installment under the Promissory Note was not paid to the Company and the Company has agreed to deduct that amount from the total cash benefits Mr. Somech will receive upon retirement.

            Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock, as well as certain affiliates of such persons, to file initial reports of their ownership of the Company's common stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission. Directors, executive officers and persons owning more than 10% of the Company's common stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, management believes that the Company's directors, executive officers and owners of more than 10% of its common stock complied with all filing requirements in a timely manner during fiscal 2000, except as follows. In December 2000, Liraz and its wholly-owned subsidiary, Liraz Systems Export (1990) Ltd. ("Export"), jointly filed Form 5s to report transactions occurring from the initial public offering of the Company in 1995 until 1999. Another wholly-owned subsidiary of Liraz, Advanced Systems Europe B.V., ("Advanced Systems"), was included in the Form 5 filed for fiscal year 1999 when Advanced Systems became a reporting person. In addition, in December 2000, Liraz filed Form 4s with respect to transactions occurring in fiscal year 2000. Liraz was included on nine of the forms, reporting thirteen transactions by Liraz and five transactions by its wholly-owned subsidiaries. Export was included on three of the forms, reporting three transactions. Advanced Systems was included on one of the forms, reporting two transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of April 12, 2001 with respect to beneficial ownership of shares by (a) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (b) each of the Company's directors, (c) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and (d) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Level 8 Systems, Inc., 8000 Regency Parkway, Cary, North Carolina 27511.

         Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before June 11, 2001 upon the exercise of stock options. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

                                                                                                 Common Stock
                                                                                 ----------------------------------------------
Name of Beneficial Owner                                                            No. of Shares            Percent of Class
------------------------                                                            -------------            ----------------
Liraz Systems Ltd. ("Liraz")(1)................................................       5,910,120(2)                 35.3%
Welsh, Carson, Anderson & Stowe ("WCAS")(3)....................................       1,250,000(4)                  7.8%
Merrill Lynch, Pierce, Fenner & Smith Incorporated (5).........................       1,000,000(6)                  6.3%
Seneca Capital International, Ltd.(7)..........................................         731,090(8)                  4.4%
Seneca Capital, L.P.(9)........................................................         601,744(10)                 3.7%
Samuel Somech..................................................................         477,805(11)                 3.0%
Steven Dmiszewicki.............................................................         255,000(12)                 1.6%
Paul Rampel....................................................................         149,480(13)                   *
Theodore Fine..................................................................         147,387(14)                   *
Dennis McKinnie................................................................          80,000(15)                   *
Anthony C. Pizi................................................................          45,000                       *
Renee Fulk.....................................................................          38,750                       *
Michel Berty...................................................................          12,000(16)                   *
Arie Kilman....................................................................          10,000(17)                   *
Lenny Recanati.................................................................               0(18)                   *
John W. Cummings...............................................................               0(19)                   *
Talmor Margalit................................................................               0(20)                   *
All current directors and executive officers as a group (11 persons)(21).......         921,672                     5.6%

_____________________________

*         Represents less than one percent of the outstanding shares.

(1) The address of Liraz is Azrieli Center 3, Triangle Building, 42/nd/ Floor, Tel Aviv 67023 Israel.

(2) Includes 2,821,257 shares (1,000,000 of which are shares of common stock issuable upon the conversion of Series A 4% Convertible Redeemable Preferred Stock) with respect to which Liraz may be deemed to share voting and dispositive power with Advanced Systems Europe B.V., a Dutch corporation and a wholly-owned subsidiary of Liraz.

(3)  The address of WCAS is 320 Park Avenue, Suite 2500, New York, New York
     10022.

(4) Includes 944,844 shares of common stock and 236,209 additional shares of common stock issuable upon the exercise of warrants held by WCAS VI; 11,290 shares of common stock and 2,823 additional shares of common stock issuable upon the exercise of warrants held by WCAS Information Partners II, L.P.; 806 shares of common stock and 202 additional shares of common stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the Benefit of Eric Welsh; 806 shares of common stock and 202 additional shares of common stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the benefit of Randall Welsh; 806 shares of common stock, and 202 additional shares of common stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the benefit of Jennifer Welsh; 1,613 shares of common stock and 403 additional shares of common stock issuable upon the exercise of warrants held by Reboul, MacMurray, Hewitt, Maynard and Kristol; and 39,835 shares of common stock and 9,959 additional shares of common stock issuable upon the exercise of warrants held by general partners of WCAS. WCAS is general partner of each of the foregoing limited partnerships. The principals of WCAS are Bruce K. Anderson, Russell L. Carson, Anthony J. de Nicola, James B. Hoover, Thomas E. McInerney, Robert A. Minicucci, Andrew
     M. Paul, Richard A. Stowe, Laura Van Buren and Patrick J. Welsh.

(5) The address of Merrill Lynch, Pierce, Fenner & Smith Incorporated is 4 World Financial Center, New York, New York 10080.

(6) Excludes 5,910,120 shares of common stock beneficially owned by Liraz and its affiliates as well as 1,195,166 shares beneficially owned by WCAS and its affiliate. Merrill Lynch, Liraz and WCAS are parties to a to a Stockholders Agreement dated August 23, 2000 requiring Liraz, WCAS and certain of their affiliates to vote their shares for Merrill Lynch's designee to the Board of Directors. Merrill Lynch disclaims beneficial ownership of the 5,910,120 shares of common stock beneficially owned by Liraz and its affiliates as well as the 1,195,166 shares of common stock beneficially owned by WCAS and its affiliate. See "Certain Relationships and Related Transactions."

(7) The address of Seneca Capital International, Ltd. is 527 Madison Avenue, 11th Floor, New York, New York 10022.

(8) Includes 389,905 shares of common stock issuable upon conversion of Series B Preferred Stock and 341,185 shares issuable upon exercise of warrants at an exercise price of $25.0625.

(9) The address of Seneca Capital L.P. is 527 Madison Avenue, 11th Floor, New York, New York 10022.

(10) Includes 208,598 shares of common stock issuable upon conversion of Series B Preferred Stock and 182,506 shares issuable upon exercise of warrants at an exercise price of $25.0625 per share. Seneca Capital L.P. also owns 157,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 53,640 shares issuable upon exercise of warrants at an exercise price of $10.00 per share.

(11) Includes 401,443 shares subject to stock options exercisable within sixty
     (60) days.

(12) Includes 255,000 shares subject to stock options exercisable within sixty
     (60) days.

(13) Includes 128,561 shares of common stock and 20,919 shares issuable upon the exercise of warrants at an exercise price of $30.00 per share.

(14) Includes 120,902 shares subject to stock options exercisable within sixty
     (60) days and 26,485 shares of common stock.

(15) Includes 80,000 shares subject to stock options exercisable within sixty
     (60) days.

(16) Includes 12,000 shares subject to stock options exercisable within sixty
     (60) days.

(17) Excludes shares owned by Liraz, of which Mr. Kilman is an approximately 18.16% stockholder.

(18) Excludes shares owned by Liraz, see Note 2, which may be deemed beneficially owned by. Mr. Recanati as a result of his position as an executive officer of DIC, which beneficially owns approximately 43.8% of Liraz's outstanding common stock.

(19) Mr. Cummings is employed by Merrill Lynch, but disclaims authority to vote or dispose of the 1,000,000 shares owned by Merrill Lynch.

(20) Mr. Margalit is a vice president of DIC, which beneficially owns approximately 43.8% of Liraz's outstanding common stock, and is also a director of Liraz. Mr. Margalit disclaims authority to vote or dispose of the 5,910,120 shares beneficially owned by Liraz.

(21) Excludes shares owned by Liraz as described in Note 2 and includes shares issuable upon exercise of options and warrants exercisable within sixty
     (60) days as described in Notes 11 and 13 through 20.

Item 13.  Certain Relationships And Related Transactions

Loans to Related Parties

     On January 27, 2001, the Company extended a loan to Paul Rampel, the President and a director of the Company, in the amount of $75,000. The loan carries an interest rate of 10% per annum on the principal balance and is due and payable in full on January 27, 2002. The loan is secured by 15,000 shares of common stock of the Company currently held by Mr. Rampel under a Stock Pledge Agreement between the Company and Mr. Rampel.

     On October 25, 2000, the Company extended a loan to Samuel Somech, Chairman Emeritus and a director of the Company, in the amount of $495,000. The loan carries an interest rate of 6.5% per annum on the unpaid balance. The loan is payable in five equal annual installments of principal and interest starting on March 1, 2001. The first installment was not paid to the Company and the Company has agreed to take the amount due from the benefits Mr. Somech will receive upon retirement.

Transactions with Merrill Lynch

     On July 31, 2000, the Company entered into a Purchase Agreement with Merrill Lynch concerning technology owned by Merrill Lynch. On August 23, 2000, pursuant to the Purchase Agreement, Merrill Lynch granted the Company exclusive worldwide marketing, sales and development rights to Cicero, a comprehensive integrated desktop computer environment developed by Merrill Lynch and used by more than 30,000 Merrill Lynch professionals worldwide. As consideration for this license, the Company issued to Merrill Lynch 1,000,000 shares of the Company's common stock.

     In connection with the Purchase Agreement, the Company and Merrill Lynch entered into a Registration Rights Agreement granting Merrill Lynch certain rights to have the shares issued to Merrill Lynch registered under the Securities Act of 1933, as amended. In addition, the Company, Merrill Lynch and certain stockholders of the Company, including Liraz and certain of its affiliates, and Welsh, Carson, Anderson & Stowe VI, L.P. and certain of its affiliates, entered into a Stockholders Agreement agreeing to vote their shares in favor of the designee of Merrill Lynch to the Company's Board of Directors.

     In September 2000, Merrill Lynch purchased software and services from the Company at an aggregate purchase price of approximately $6 million. This purchase was made pursuant to the Master Software License Agreement entered into between Merrill Lynch and Seer in 1996 and was made under the Company's standard terms and conditions with respect to a purchase of this size.

     Prior to the Company's acquisition of StarQuest and before Merrill Lynch was a related party, StarQuest retained Merrill Lynch to provide investment banking services on its behalf. Following the acquisition of StarQuest and after Merrill Lynch became a related party, the Company paid Merrill Lynch approximately $800,000 in fees.

Borrowings and Commitments from Liraz

     As part of its Template acquisition, the Company obtained an additional $10 million in financing in the form of a 17 month term loan from a commercial bank. The financing was guaranteed by Liraz, the Company's principal stockholder, in return for 60,000 shares of the Company's common stock. The number of shares of common stock provided in exchange for the guarantee, was determined by the independent directors of the Company in consultation with an outside appraisal firm and based upon market conditions and the Company's anticipated financing needs at closing. In the third quarter of 2000, this term loan was amended to provide the Company with an additional $5 million in borrowings and to extend the due date from May 31, 2001 to November 30, 2001. In the second quarter of 2000, Liraz agreed to extend its guarantee of the amended loan through November 30, 2001, in exchange for 110,000 shares of the Company's common stock. The value of the shares issued will be capitalized and amortized over the term of the loan as a component of interest expense. Subsequent to December 31, 2000, Liraz extended its guaranty until January 30, 2002. The commitment provides for an interest rate equal to the London Interbank Offered Rate plus 1% annually. As of December 31, 2000 the interest rate was 8.1%.

     Under an agreement between Liraz and the Company dated December 31, 1998 (the "Liraz Agreement"), Liraz made a $12 million loan to the Company, which bears simple interest at a rate of 12% a year and was to mature on June 30, 2000. On May 31, 1999, the Liraz Agreement was amended to change the maturity date from June 30, 2000 to December 15, 2000, and to provide for semiannual interest payments rather than payment of interest at maturity. No other terms of the loan were amended. The Company used part of the proceeds from the issuance of the Series A 4% Convertible Redeemable Preferred Stock to make an $8 million payment to Liraz to pay down the balance of the loan. Liraz had previously committed to provide the Company with up to $7.5 million of working capital payable upon the earlier of March 31, 2001 or the successful completion of an earlier financing providing more than $7.5 million in proceeds to the Company. As a result of raising more than $7.5 million from the issuance of preferred stock and warrants in June 1999, the Liraz commitment terminated. The Company paid Liraz in full in the third quarter of fiscal year 2000.

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

     See "Security Ownership of Certain Beneficial Owners and Management" for a description of the relationships among Liraz and Messrs. Kilman, Margalit and Recanati, directors of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LEVEL 8 SYSTEMS, INC.

     Date:  April 27, 2001

                                 By: /s/ Dennis McKinnie
                                     ----------------------------------------
                                     Dennis McKinnie
                                     Senior Vice President, Chief Legal and
                                     Administrative Officer and
                                     Corporate Secretary