Form 10-Q
period 2001-03-31
LEVEL 8 SYSTEMS INC
filed 2001-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark  one)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                 For the quarterly period ended March 31, 2001.

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                   For the transition period from          to          .
                                                 ----------  ----------

                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                          11-2920559
 (State  or  other  jurisdiction                            (I.R.S  Employer
of  incorporation or  organization)                      Identification  Number)



        8000  Regency  Parkway,  Cary,  NC                         27511
        ----------------------------------                         ------
     (Address  of principal executive offices)                   (Zip Code)


                                 (919) 380-5000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements  for  the  past  90  days.  YES  _  NO  X
                                             --      --

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

15,894,842  common shares, $.001 par value, were outstanding as of May 14, 2001.


                                  LEVEL  8  SYSTEMS,  INC.
                                           INDEX
                                                                                          Page
PART I.     Financial Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .  Number
                                                                                          ------

            Item 1.     Financial Statements

                            Consolidated balance sheets as of March 31, 2001 (unaudited)
                            and December 31, 2000. . . . . . . . . . . . . . . . . . . .       3

                            Consolidated statements of operations for the three months
                            ended March 31, 2001 and 2000 (unaudited). . . . . . . . . .       4

                            Consolidated statements of cash flows for the three months
                            ended March 31, 2001 and 2000 (unaudited). . . . . . . . . .       5

                            Consolidated statements of comprehensive loss for the three
                            months ended March 31, 2001 and 2000 (unaudited) . . . . . .       6

                            Notes to consolidated financial statements (unaudited) . . .       7


            Item 2.   Management's Discussion and Analysis of Financial Condition and
                            Results of Operations. . . . . . . . . . . . . . . . . . . .      14

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk . . . .      22


PART II.    Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24



PART  I.  FINANCIAL  INFORMATION
  ITEM  1.  FINANCIAL  STATEMENTS

                                       LEVEL 8 SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                        March 31,    December 31,
                                                                          2001           2000
                                                                       -----------  --------------
Assets
        Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $   19,508   $      23,856
        Available-for-sale securities . . . . . . . . . . . . . . . .         526             588
        Accounts receivable, less allowance for doubtful accounts
              of $4,770 and $1,735 at March 31, 2001 and December 31,
              2000, respectively. . . . . . . . . . . . . . . . . . .       7,875          20,760
        Due from related party. . . . . . . . . . . . . . . . . . . .         279             306
        Notes receivable. . . . . . . . . . . . . . . . . . . . . . .       1,656           1,700
        Notes receivable, related parties . . . . . . . . . . . . . .         186             104
        Assets held for resale. . . . . . . . . . . . . . . . . . . .          --           2,236
        Prepaid expenses and other current assets . . . . . . . . . .       4,723           5,987
                                                                       -----------  --------------

                   Total current assets . . . . . . . . . . . . . . .      34,753          55,537

        Property and equipment, net . . . . . . . . . . . . . . . . .       3,080           3,309
        Intangible assets, net. . . . . . . . . . . . . . . . . . . .      39,333          65,422
        Software product technology, net. . . . . . . . . . . . . . .      38,309          41,743
        Note receivable . . . . . . . . . . . . . . . . . . . . . . .         500           1,000
        Notes receivable from related parties . . . . . . . . . . . .         297             396
        Investment in Access International. . . . . . . . . . . . . .       1,600           1,600
        Other assets. . . . . . . . . . . . . . . . . . . . . . . . .         774             949
                                                                       -----------  --------------

                   Total assets . . . . . . . . . . . . . . . . . . .  $  118,646   $     169,956
                                                                       ===========  ==============


Liabilities and stockholders' equity

        Current maturities of long-term debt. . . . . . . . . . . . .          19           2,133
        Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       3,374           2,210
        Accrued expenses:
             Salaries, wages and related items. . . . . . . . . . . .       2,307           4,175
             Merger-related . . . . . . . . . . . . . . . . . . . . .         127             311
             Restructuring. . . . . . . . . . . . . . . . . . . . . .       4,557             210
             Other. . . . . . . . . . . . . . . . . . . . . . . . . .       7,606           9,093
        Due to related party. . . . . . . . . . . . . . . . . . . . .          69              59
        Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .       7,453           9,035
                                                                       -----------  --------------

                   Total current liabilities. . . . . . . . . . . . .      25,512          27,226

        Long-term debt, net of current maturities . . . . . . . . . .      25,000          25,000

        Stockholders' equity
             Preferred stock. . . . . . . . . . . . . . . . . . . . .          --              --
             Common stock . . . . . . . . . . . . . . . . . . . . . .          16              16
             Additional paid-in-capital . . . . . . . . . . . . . . .     196,944         196,944
             Accumulated other comprehensive income . . . . . . . . .      (4,177)         (3,903)
             Accumulated deficit. . . . . . . . . . . . . . . . . . .    (124,649)        (75,327)
                                                                       -----------  --------------

                   Total stockholders' equity . . . . . . . . . . . .      68,134         117,730
                                                                       -----------  --------------

                   Total liabilities and stockholders' equity . . . .  $  118,646   $     169,956
                                                                       ===========  ==============



      The accompanying notes are an integral part of the consolidated financial statements.



                      LEVEL  8  SYSTEMS,  INC.
                CONSOLIDATED  STATEMENTS  OF  OPERATIONS
              (IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
                            (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                      2001       2000
                                                    ---------  --------
  Revenue:
    Software . . . . . . . . . . . . . . . . . . .  $  1,084   $ 8,233
    Maintenance. . . . . . . . . . . . . . . . . .     3,754     3,674
    Services . . . . . . . . . . . . . . . . . . .     3,100     7,755
                                                    ---------  --------
            Total operating revenue. . . . . . . .     7,938    19,662

  Cost of revenue:
    Software . . . . . . . . . . . . . . . . . . .     3,750     1,930
    Maintenance. . . . . . . . . . . . . . . . . .     1,321     1,384
    Services . . . . . . . . . . . . . . . . . . .     2,904     6,814
                                                    ---------  --------
            Total cost of revenue. . . . . . . . .     7,975    10,128

  Gross profit . . . . . . . . . . . . . . . . . .       (37)    9,534

  Operating expenses:
    Sales and marketing. . . . . . . . . . . . . .     6,311     7,119
    Research and development . . . . . . . . . . .     2,973     2,211
    General and administrative . . . . . . . . . .     6,464     3,548
    Amortization of intangible assets. . . . . . .     4,065     3,526
    Restructuring. . . . . . . . . . . . . . . . .     6,650        --
    Impairment of intangible assets. . . . . . . .    21,824        --
    Gain on disposal of assets . . . . . . . . . .      (160)       --
                                                    ---------  --------
            Total operating expenses . . . . . . .    48,127    16,404

  Loss from operations . . . . . . . . . . . . . .   (48,164)   (6,870)

  Other income (expense)
    Interest income. . . . . . . . . . . . . . . .       344        39
    Other income . . . . . . . . . . . . . . . . .       350        --
    Interest expense . . . . . . . . . . . . . . .    (1,496)     (909)
    Net foreign currency gains/(losses). . . . . .       197       (38)
                                                    ---------  --------

  Loss before tax provision. . . . . . . . . . . .   (48,769)   (7,778)

  Income tax provision . . . . . . . . . . . . . .       142       250
                                                    ---------  --------


  Net loss . . . . . . . . . . . . . . . . . . . .  $(48,911)  $(8,028)
                                                    =========  ========

  Net loss per share - basic and diluted . . . . .  $  (3.12)  $ (0.64)
                                                    =========  ========

  Weighted shares outstanding - basic and diluted.    15,786    12,778
                                                    =========  ========


    The accompanying notes are an integral part of the consolidated financial statements.


                                  LEVEL 8 SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                                     Three Months Ended
                                                                           March 31,
                                                                       2001       2000
                                                                     ---------  --------

Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(48,911)  $(8,028)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Depreciation and amortization . . . . . . . . . . . . . .     9,008     5,414
          Impairment of intangible assets . . . . . . . . . . . . .    21,824        --
          Write-down of note receivable . . . . . . . . . . . . . .       500        --
          Allowance for doubtful accounts . . . . . . . . . . . . .     3,680       273
          Changes in assets and liabilities, net of assets acquired
                   and liabilities assumed:
               Trade accounts receivable. . . . . . . . . . . . . .     9,128      (618)
               Prepaid expenses and other assets. . . . . . . . . .       343       196
               Accounts payable and accrued expenses. . . . . . . .    (2,053)     (222)
               Merger-related and restructuring . . . . . . . . . .     4,219    (1,217)
               Deferred revenue . . . . . . . . . . . . . . . . . .    (1,581)     (113)
                                                                     ---------  --------
                    Net cash used in operating activities . . . . .    (3,843)   (4,315)


Cash flows from investing activities:
     Purchases of property and equipment. . . . . . . . . . . . . .       (67)     (304)
     Payments for acquisitions, net . . . . . . . . . . . . . . . .       (56)     (466)
     Cash payments secured through notes receivable . . . . . . . .        44        --
     Investment held for resale . . . . . . . . . . . . . . . . . .     2,215       759
     Capitalization of software development costs . . . . . . . . .        --      (300)
                                                                     ---------  --------
                    Net cash used in investing activities . . . . .     2,136      (311)

Cash flows from financing activities:
     Issuance of common shares. . . . . . . . . . . . . . . . . . .        --     5,505
     Dividends on preferred shares. . . . . . . . . . . . . . . . .      (419)     (209)
     Net borrowings on line of credit . . . . . . . . . . . . . . .        --     1,975
     Payments on borrowings from related company. . . . . . . . . .        --    (1,000)
     Payments on capital leases . . . . . . . . . . . . . . . . . .      (114)      (16)
     Payments on debt . . . . . . . . . . . . . . . . . . . . . . .    (2,000)     (115)
                                                                     ---------  --------
                    Net cash provided by in financing activities. .    (2,533)    6,140

Effect of exchange rate changes on cash . . . . . . . . . . . . . .      (108)      (30)

Net increase (decrease) in cash and cash equivalents. . . . . . . .    (4,348)    1,484

Cash and cash equivalents:
     Beginning of period. . . . . . . . . . . . . . . . . . . . . .    23,856     6,509
                                                                     ---------  --------

     End of period. . . . . . . . . . . . . . . . . . . . . . . . .  $ 19,508   $ 7,993
                                                                     =========  ========

  The accompanying notes are an integral part of the consolidated financial statements.


                              LEVEL 8 SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                           2001      2000
                                                       ----------  --------
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $ (48,911)  $(8,028)

Other comprehensive income, net of tax
     Foreign currency translation adjustment. . . . .       (211)      (74)
     Unrealized loss on available-for-sale securities        (63)       --
                                                       ----------  --------
Comprehensive loss. . . . . . . . . . . . . . . . . .  $ (49,185)  $(8,102)
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


                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE  1.     INTERIM  FINANCIAL  STATEMENTS

     The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the impairment charge as discussed in Note 5 and the restructuring charge as discussed in Note 6.

     The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles of the United States of America.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company's subsidiaries are wholly owned for the periods presented.

     On December 28, 2000, the Company entered into a purchase agreement to acquire Level 8 Systems, Ltd. from Liraz Systems, Ltd., ("Liraz") the Company's principal stockholder, in exchange for shares of the Company's common stock. As of the date of this filing, the transaction has not yet been completed. The closing is subject to final approval by a vote of the Company's shareholders. Accordingly, the accompanying financial statements do not reflect the acquisition of Level 8 Systems, Ltd.

     Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on previously reported net loss or stockholders' equity.


NOTE  2.     USE  OF  ACCOUNTING  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.


NOTE  3.     RECENT  ACCOUNTING  PRONOUNCEMENTS

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

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     In November of 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." SAB 100 provides guidance on the accounting for and disclosure of certain expenses and liabilities often reported in connection with exit activities and business combinations (restructuring activities), and the recognition and disclosure of asset impairment charges. The Company's accounting treatment for similar items, as discussed in Notes 6 and 7 to the consolidated financial statements, are consistent with the requirements of SAB 100.

     In September 2000, the EITF reached a consensus in EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock" which provides specific guidance on the treatment of derivatives of a company's stock. The Company has applied the provisions of EITF 00-19 for the year ended December 31, 2000 and there is no financial statement impact. Upon implementation of additional provisions of EITF 00-19 as of June 30, 2001, the Company expects to reclassify the original fair value of the warrants issued with the Series A and Series B Preferred Stock of $4,785 from stockholders' equity to liabilities and record a change in accounting to adjust the warrants to fair value which will be reflected in the Consolidated Statement of Operations.


NOTE  4.     ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

     On April 18, 2001, a significant customer voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Due to the uncertainty of collection of this debt, the Company recorded and allowance for doubtful accounts of $3,680 which was charged to general and administrative expenses in the consolidated statements of operations.


NOTE  5.     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     Management has decided to conduct business and assess the performance of operations under a line-of-business approach. As such, the Company developed a business plan and forecast based on the line-of-business approach, including revenues, expenses, and profitability. The Company performed an assessment of the recoverability of its long-lived assets in accordance with SAB 100 and Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS 121"). The results of the Company's analysis indicated that an impairment had occurred with regard to intangible assets related to the acquired Template Software, Inc. business, which is part of the Systems Integration segment. See
Note 12 regarding discussions on the Company's segment disclosure. As a result, the Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $21,824 as of March 31, 2001.


NOTE  6.     RESTRUCTURING  CHARGES

     In the first quarter of 2001, the Company announced and began implementation of an operational restructuring to reduce its operating costs and streamline its organizational structure. As a result of this initiative, the Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001, and anticipates additional charges during the quarter ending June 30, 2001. Restructuring charges have been classified in "Restructuring" on the consolidated statements of operations. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and administrative functions. The Company anticipates that each component of the restructuring plan will be completed by June 30, 2001.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     For the three months ended March 31, 2001, the charges associated with the Company's restructuring were as follows:

Employee severance and benefits  $3,319
Excess office facilities. . . .   2,110
Marketing obligations . . . . .     288
Other . . . . . . . . . . . . .     933
                                 ------
                                 $6,650
                                 ======


     As of March 31, 2001, the restructuring plan included the termination of 150 employees. The plan includes a reduction of 65 personnel in the European operations and 95 personnel in the US operations. Employee termination costs are comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

     Premises obligations primarily relate to the continuation of lease obligations, brokers commissions and leasehold improvements for approximately 60,000 square feet of facilities no longer deemed necessary and costs to exit short-term leases for various sales offices. Amounts expensed relating to lease obligations represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-lease payments.

     Marketing obligations relate to contracts and services relating to the prior focus of the Company and are no longer expected to be utilized.

     Other miscellaneous restructuring costs include professional fees, royalty commitments, recruiting fees, excess equipment and other miscellaneous expenses directly attributable to the restructuring.

     At March 31, 2001, the accrued liability associated with the restructuring charges and cash paid was $4,328 and $1,763, respectively. Non-cash restructuring items totaled $559 for the quarter ended March 31, 2001. The following table sets forth a reconciliation to accrued expenses and cash paid as of March 31, 2001:

                                         Accrued   Cash Paid
                                         --------  ----------
Employee termination. . . . . . . . . .  $  2,136  $    1,183
Premises. . . . . . . . . . . . . . . .     1,681         274
Marketing obligations . . . . . . . . .        53         235
Other miscellaneous restructuring costs       458          71
                                         --------  ----------
                                         $  4,328  $    1,763
                                         ========  ==========

As of March 31, 2001, the remaining accrued liability for restructuring charges from previous years for excess facilities was $230, representing the remaining cash obligations net of anticipated third-party sub-lease amounts.


NOTE  7.     NOTES  PAYABLE

     During the first quarter of 2001, the Company paid in full a $2,000 note payable assumed in the acquisition of StarQuest Software, Inc., in 2000.

     Subsequent to March 31, 2001, the Company's $15,000 term loan with a commercial bank was amended to extend the due date to April 15, 2002.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE  8.     INCOME  TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 2001 or 2000. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

     The income tax provision for the first quarter of fiscal year 2001 and 2000 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


NOTE  9.     OTHER  DISPOSITIONS

Sale  of  Government  Operations

     In connection with the acquisition of Template, the Company acquired certain classified government contracts and employees who performed services for such. As of May 1, 2000 the Company disposed of its government contracts and employees and certain other related assets and obligations by selling them to a new company formed by certain of the Company's employees. The Company received a note for $1,000 to be paid in five annual payments beginning May 1, 2001 and 4.9% of the outstanding shares of the purchasing company. Due to the uncertainty of collection on the note and valuation of the new company, Level 8 fully reserved the value of the note and valued the investment at $0. The sale of the government operations was not accounted for as a discontinued operation. During the first quarter of 2001, the Company renegotiated the note to $850 and collected this amount as well as giving up the ownership interest.

Asset  Held  for  Resale

     The Company owned a building in Windsor, England from the acquisition of Template Software, Inc. The Company determined that this facility was not needed for ongoing operations and was placed for sale. During the first quarter of 2001, the Company sold the building, fixtures, and certain equipment for approximately $2,350.


NOTE  10.     LOSS  PER  SHARE

     Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock. Dividends of $419 and $209 were paid to the holders of the Company's preferred stock in the first quarter of 2001 and 2000, respectively.

     The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                         Three Months Ended
                                                            March 31,
                                                          2001       2000
                                                        ---------  --------
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $(48,911)  $(8,028)

      Preferred stock dividends. . . . . . . . . . . .      (410)     (148)
                                                        ---------  --------
Loss available to common stockholders. . . . . . . . .  $(49,321)  $(8,176)
                                                        =========  ========

Loss per common share:
Net loss per share - basic and diluted . . . . . . . .  $  (3.12)  $ (0.64)
                                                        =========  ========

Weighted common shares outstanding - basic and diluted    15,786    12,778
                                                        =========  ========

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do would be anti-dilutive for the periods presented:

                                              March 31,
                                            2001    2000
                                          -------  -----
Stock options, common share equivalent .    4,626  4,008
Warrants, common share equivalent. . . .    2,662  1,361
Preferred stock, common share equivalent    2,354  1,172
                                          -------  -----
                                            9,642  6,541
                                          =======  =====

NOTE  11.     RELATED  PARTY  TRANSACTIONS

     During the first quarter of 2001, the Company loaned an officer and director of the Company $75 which is due in full on January 31, 2002. The interest rate is ten percent (10%) per annum and the note is secured by shares of common stock owned by the officer and director.


NOTE  12.     SEGMENT  INFORMATION

     During the first quarter of 2001, management reassessed how the Company would be managed and how resources would be allocated. Management now makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration Products, (2) System Integration Products and (3) Messaging and Application Engineering Products.

     The principal product in the Desktop Integration segment is Cicero. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications.

     The products that make up Systems Integration are as follows: Geneva Enterprise Integrator and Geneva Business Process Automator. Geneva Enterprise Integrator is an integration tool that provides unified, real-time views of enterprise business information for eBusiness applications. Geneva Business Process Automator is a product designed to work with Geneva Enterprise Integrator for automating the many business processes that an organization uses to run its operations and enables the automation of information workflows spanning front and back office systems.

     The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC and Geneva AppBuilder. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. Geneva Message Queuing is an enterprise connectivity product for Microsoft and non-Microsoft applications. The primary use is for transactional, once and only once connectivity of Windows-based Web applications to back-office information resources like mainframes and other legacy systems. Geneva XIPC provides similar delivery of information between applications. While Geneva Message Queuing is based around a Microsoft standard, Geneva XIPC is for use with Linux and other brands of UNIX operating systems. Geneva AppBuilder is a set of application engineering tools that assists customers in developing, adapting and managing enterprise- wide computer applications for the Internet/intranets and client/server networks.

     For a more detailed discussion regarding these products, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Restatement of information prior to the first quarter of 2001 in the newly adopted format was not practicable as the Company did not differentiate on a product line basis. The 2001 information has been stated in the newly adopted format as well as the previous format in order to provide a comparative basis.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     Prior to the first quarter of 2001, management of the Company made operating decisions and assessed performance of its operations based on the following reportable segments: (1) Software, (2) Maintenance, (3) Services, and (4) Research and Development.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for year ended December 31, 2000. Segment data includes a charge allocating all general and administrative expenses to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on loss before interest, net foreign currency gains/(losses), taxes and amortization of goodwill and other intangible assets (EBITA).

     The table below presents information about reported segments for the quarter ended March 31, 2001:

                                                           Messaging/
                              Desktop        Systems      Application
                            Integration    Integration    Engineering    Total
                           -------------  -------------  -------------  ---------
Total revenue . . . . . .  $         79   $      2,106   $       5,753  $  7,938
Total cost of revenue . .         2,798          2,153           3,024     7,975
                           -------------  -------------  -------------  ---------
Gross profit/(loss) . . .        (2,719)           (47)          2,729       (37)

Total operating expenses.        10,264          3,187           2,297    15,748
                           -------------  -------------  -------------  ---------

EBITA . . . . . . . . . .  $    (12,983)  $     (3,234)  $         432  $(15,785)
                           =============  =============  =============  =========


     A reconciliation of total segment EBITA to loss before provision for income taxes for the quarter ended March 31, 2001:

                                                           2001
                                                        ---------
Total EBITA. . . . . . . . . . . . . . . . . . . . . .  $(15,785)
Amortization of goodwill . . . . . . . . . . . . . . .    (4,065)
Restructuring and impairment charges . . . . . . . . .   (28,474)
Gain on disposal of assets . . . . . . . . . . . . . .       160
Interest and other income/(expense), net . . . . . . .      (605)
                                                        ---------
     Total loss before income taxes. . . . . . . . . .  $(48,769)
                                                        =========

  The table below presents information about reported segments for the quarter ended March 31:

                                  2001                 2000
                          -------------------   -------------------
                           Total        Total     Total     Total
                          Revenue       EBITA    Revenue    EBITA
                          ---------  ---------  ---------  --------
Software                     $1,084  $(12,746)    $ 8,233  $(2,467)
Maintenance                   3,754     1,939       3,674    2,037
Services                      3,100      (892)      7,755     (301)
Research and Development         --    (4,086)         --   (2,613)
                          ---------  ---------  ---------  --------
     Total                   $7,938  $(15,785)    $19,662  $(3,344)
                          =========  =========  =========  ========

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     A reconciliation of total segment EBITA to loss before provision for income taxes for the quarter ended March 31:

                                              2001      2000
                                          ---------  --------
Total EBITA. . . . . . . . . . . . . . .  $(15,785)  $(3,344)
Amortization of goodwill . . . . . . . .    (4,065)   (3,526)
Restructuring and impairment charges . .   (28,474)       --
Gain on disposal of assets . . . . . . .       160        --
Interest and other income/(expense), net      (605)     (908)
                                          ---------  --------
     Total loss before income taxes. . .  $(48,769)  $(7,778)
                                          =========  ========


     The following table presents a summary of revenue by geographic region for the quarters ended March 31:

                 Three months ended
                      March 31,
                   2001     2000
                 -------  -------
  Denmark. . . .  $  709  $   958
  France . . . .     217    1,625
  Germany. . . .     283      391
  Greece . . . .      93    1,606
  Israel . . . .     482       48
  Italy. . . . .     544      386
  Norway . . . .     202      635
  Switzerland. .     368      458
  United Kingdom   1,473    1,053
  USA. . . . . .   2,810   11,225
  Other. . . . .     757    1,277
                  ------  -------
  Total revenue.  $7,938  $19,662
                  ======  =======


     Presentation of revenue by region is based on the country in which the customer is domiciled.


NOTE  13.     CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS.
---------------

GENERAL  INFORMATION
--------------------

     Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero and at the server level with Geneva Integration Suite of products. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

     In addition to software products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions. Level 8's worldwide consulting team has in-depth experience in developing successful enterprise- class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Level 8 offers services around its integration software products.

     This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking and Cautionary Statements."

     The Company's results of operations include the operations of the Company and its subsidiaries. Operations for the subsidiaries acquired during 2001 and 2000 are included from the date of acquisition. Accordingly, the 2000 results of operations presented do not include the operations of StarQuest Software, Inc. ("StarQuest") as it was acquired November 28, 2000. All subsidiaries are wholly owned for the periods presented.

     Due to the Company's acquisition and divestiture activities, year to year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of the Company's pursuit of a growth strategy focusing on its software product sales and synergies gained as a result of eliminating duplicative functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into Level 8. Pro forma comparisons are therefore not necessarily meaningful either. In 2001, the Company is shifting its primary focus from selling multiple Enterprise Application Integration ("EAI") products to a seller of Cicero, a desktop integration package to the financial services industry with a decreased focus on services.


BUSINESS  STRATEGY
------------------

     During the first quarter of 2001, management reassessed how the Company would be managed and how resources would be allocated. Management now makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration Products, (2) System Integration Products and (3) The Messaging and Application Engineering Products.

     The principal product in the Desktop Integration segment is Cicero. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications.

     The  products  that make up the Systems Integration segment are as follows:
Geneva Enterprise Integrator and Geneva Business Process Automator. Geneva Enterprise Integrator is an integration tool that provides unified, real-time views of enterprise business information for eBusiness applications. Geneva Business Process Automator is a product designed to work with Geneva Enterprise Integrator for automating the many business processes that an organization uses to run its operations and enables the automation of information workflows spanning front and back office systems.

     The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC and Geneva AppBuilder. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. Geneva Message Queuing is an enterprise connectivity product for Microsoft and non-Microsoft applications. The primary use is for transactional, once and only once connectivity of Windows-based Web applications to back-office information resources like mainframes and other legacy systems. Geneva XIPC provides similar delivery of information between applications. While Geneva Message Queuing is based around a Microsoft standard, Geneva XIPC is for use with Linux and other brands of UNIX operating systems. Geneva AppBuilder is a set of application engineering tools that assists customers in developing, adapting and managing enterprise- wide computer applications for the Internet/intranets and client/server networks.

     For a more detailed discussion regarding these products, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


RESULTS  OF  OPERATIONS
-----------------------

     The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:

                                               Three months ended
                                                   March 31,
                                                  2001     2000
                                               --------  -------
Revenue:
     Software products. . . . . . . . . . . .     13.7%    41.9%
     Maintenance. . . . . . . . . . . . . . .     47.2%    18.7%
     Services . . . . . . . . . . . . . . . .     39.1%    39.4%
                                               --------  -------
Total . . . . . . . . . . . . . . . . . . . .    100.0%   100.0%

Cost of revenue:
     Software products. . . . . . . . . . . .     47.2%     9.8%
     Maintenance. . . . . . . . . . . . . . .     16.6%     7.0%
     Services . . . . . . . . . . . . . . . .     36.7%    34.7%
                                               --------  -------
Total . . . . . . . . . . . . . . . . . . . .    100.5%    51.5%

Gross profit. . . . . . . . . . . . . . . . .    (0.5%)    48.5%

Operating expenses:
     Sales and marketing. . . . . . . . . . .     79.5%    36.2%
     Research and product development . . . .     37.5%    11.2%
     General and administrative . . . . . . .     81.4%    18.0%
     Amortization of goodwill and intangibles     51.2%    17.9%
     Restructuring charges. . . . . . . . . .     83.8%      --
     Impairment of intangible assets. . . . .    274.9%      --
     Gain on disposal of asset. . . . . . . .    (2.0%)      --
                                               --------  -------
Total . . . . . . . . . . . . . . . . . . . .    606.3%    83.3%

Loss from operations. . . . . . . . . . . . .  (606.8%)  (34.8%)

Other income (expense), net . . . . . . . . .    (7.6%)   (4.6%)
                                               --------  -------
Loss before taxes . . . . . . . . . . . . . .  (614.4%)  (39.4%)
Income tax provision. . . . . . . . . . . . .      1.8%     1.3%
                                               --------  -------
Net loss. . . . . . . . . . . . . . . . . . .  (616.2%)  (40.7%)
                                               ========  =======

The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

               Three months ended
                    March 31,
               2001          2000
               -------      -----
United States     35 %       57 %
Europe. . . .     57 %       38 %
Asia Pacific.      2 %        2 %
Other . . . .      6 %        3 %
               -------      -----
Total . . . .    100 %      100 %

     REVENUE  AND  GROSS  MARGIN.     The  Company  has  three  categories  of
revenue: software products, maintenance and services. Software products revenue is comprised primarily of fees from licensing the Company's proprietary software products. Maintenance revenue is comprised of fees for maintaining, supporting and providing periodic upgrades to the Company's software products. Services revenue is comprised of fees for consulting and training services related to the Company's software products.

     The Company's revenues may vary from quarter to quarter due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of its sales force. The Company typically does not have any material backlog of unfilled software orders, and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of recognition revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility in the price of the Company's common stock.

     Total  revenues  decreased  significantly  for the first quarter of 2001 as compared to the same period of 2000 due to a general slowing of the economy and a new focus on the Company's Cicero product. The Company's gross margins decreased to (1 %) for the quarter ended March 31, 2001 from 49% for the comparable period of 2000.

     SOFTWARE PRODUCTS. For the quarter ended March 31, 2001, the Systems Integration segment accounted for approximately 52% of the software revenue while the Messaging and Application Engineering segment accounted for approximately 48% of software revenue. In the Desktop Integration segment, the formal launch date of Cicero is anticipated to be late in the second quarter of 2001, so there was no revenue associated with this segment.

     Gross margins on software products decreased from a margin of 77% for the first quarter of 2000 to (246%) for the first quarter of 2001 primarily due to an increase in software technology amortization and the decrease in the Company's software product revenue. Cost of software is composed primarily of amortization of purchased technology, amortization of capitalized software costs for internally developed software and royalties to third parties for the Company's Geneva Message Queuing product and to a lesser extent production and distribution costs. The increase in cost of software was primarily due to amortization of capitalized software from the acquisition of StarQuest and the Cicero developed technology purchased in 2000.

     The software product gross margin for the Systems Integration segment and the Messaging and Application Engineering segment were approximately 4% and (147%), respectively. These costs were primarily attributable to the royalties and the amortization of capitalized software.

     The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero will be formally launched in the second quarter of 2001. The Systems Integration segment revenue is anticipated to increase slightly with the gross margin remaining relatively consistent. The Messaging and Application Engineering segment revenue is expected to show a modest increase while the cost of revenue remains constant.

     MAINTENANCE. Maintenance revenue during the first quarter of 2001 increased slightly over the first quarter of 2000 which can be attributed to maintenance from former StarQuest customers and the residual of higher software sales from fiscal year 2000.

     The Desktop Integration segment accounted for approximately 2% of total maintenance revenue which is attributable to a software product transaction completed in the fourth quarter of 2001. The Systems Integration segment and the Messaging and Application Engineering segment accounted for approximately 17% and 81% of total maintenance revenue, respectively.

     Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance increased from 62% for the first quarter of 2000 to 65% for the first quarter of 2001 as a result
of  the  Company   realizing  certain  economies  of  scale.

     The Desktop Integration segment had a gross margin on maintenance of approximately (89%), primarily attributable to low maintenance revenues because the Cicero product has yet to be formally launched. The Systems Integration segment had a gross margin on maintenance of approximately 56% while the Messaging and Application Engineering segment had a gross margin on maintenance of approximately 71%, both of which are attributable to the increases in installed customer base and the Company realizing economies of scale.

     Maintenance revenues are expected to increase, primarily in the Desktop Integration segment and the System Integration segment. The Messaging and Application Engineering segment revenues are expected to remain relatively constant Cost of maintenance is expected to increase slightly for the Desktop Integration segment, while remaining constant for the System Integration and the Messaging and Application Engineering segments.

     SERVICES. Services revenue for the first quarter of 2001 decreased (60%) over the same period last year, primarily due to the overall decline in software sales and, the general slowing of the economy. In addition, revenues in the first quarter of last year reflect revenues from the now ceased government services group.

     For the quarter ended March 31, 2001, the Systems Integration segment comprised of approximately 29% of the services revenue while the Messaging and Application Engineering segment accounted for approximately 71% of services revenue.

     Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins decreased from 12% to 6% from the first quarter of 2000 to the first quarter of 2001 primarily due to lower revenues and under-utilization of personnel.

     Services revenues are expected to increase for the Desktop Integration segment after its formal launch in the second quarter of 2001. The Messaging and Application Engineering segment revenues are expected to remain constant along with its gross margin. The revenues for the Systems Integration segment are expected to remain constant while its gross margin increases from more efficient utilization of personnel

     SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as trade show participation and the Messaging and Application Engineering promotional expenses. Sales and marketing expenses decreased significantly from the first quarter of 2000 to the first quarter of 2001 due to a decrease in the size of the Company's sales and marketing workforce, and through decreased promotional activities.

     Sales and marketing expenses are expected to decrease along all product lines, primarily due to the restructuring implemented in the first quarter of 2001. The sales and marketing emphasis going forward will be on the Desktop Integration segment.

     RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased 35% over the first quarter of 2000 due to the addition of an average of twenty developers from the StarQuest acquisition. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

     GENERAL  AND  ADMINISTRATIVE.     General  and  administrative  expenses
consist of personnel costs for the executive, legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses increased by approximately $2.9 million over the first quarter of 2000. The increase was primarily the result of a provision for bad debt of approximately $3.7 million from a significant customer who filed for Chapter 11 Bankruptcy.

     General and administrative expenses are expected to decrease going forward primarily due to the restructuring plan implemented in the first quarter of 2001.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $4.1 million in the first quarter of 2001 and $3.5 million in the first quarter of 2000. The amortization of goodwill in the first quarter of 2000 was related to the purchases of Template Software, Inc, Seer Technologies, Inc., Momentum Software Corporation ("Momentum"), and Level 8 Technologies. During the first quarter of 2001, amortization of goodwill and other intangibles also included the amortization of intangible assets related to the acquisition of StarQuest. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

     RESTRUCTURING. In the first quarter of 2001, the Company announced and began implementation of an operational restructuring to reduce its operating costs and streamline its organizational structure. As a result of this initiative, the Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001, and anticipates additional charges during the quarter ending June 30, 2001. Restructuring charges have been classified in "Restructuring" on the consolidated statements of operations. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and administrative functions as well as the closing of excess facilities and the termination of certain commitments. The Company anticipates that each component of the restructuring plan will be completed by June 30, 2001.

     For the three months ended March 31, 2001, the charges associated with the Company's restructuring were as follows:

Employee severance and benefits  $3,319
Excess office facilities. . . .   2,110
Marketing obligations . . . . .     288
Other . . . . . . . . . . . . .     933
                                 ------
                                 $6,650
                                 ======

     As of March 31, 2001, the restructuring plan included the termination of 150 employees. The plan includes a reduction of 65 personnel in the European operations and 95 personnel in the US operations. Employee termination costs are comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

     Premises obligations primarily relate to the continuation of lease obligations, brokers commissions and leasehold improvements for approximately 60,000 square feet of facilities no longer deemed necessary and costs to exit short-term leases for various sales offices. Amounts expensed relating to lease obligations represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-lease payments.

     Marketing obligations relate to contracts and services relating to the prior focus of the Company and are no longer expected to be utilized.

     Other miscellaneous restructuring costs include professional fees, royalty commitments, recruiting fees, excess equipment and other miscellaneous expenses directly attributable to the restructuring.

     At March 31, 2001, the accrued liability associated with the restructuring charges and cash paid was $4,328 and $1,763, respectively. Non-cash restructuring items totaled $559 for the quarter ended March 31, 2001. The following table sets forth a reconciliation to accrued expenses and cash paid as of March 31, 2001:

                                         Accrued   Cash Paid
                                         --------  ----------
Employee termination. . . . . . . . . .  $  2,136  $    1,183
Premises. . . . . . . . . . . . . . . .     1,681         274
Marketing obligations . . . . . . . . .        53         235
Other miscellaneous restructuring costs       458          71
                                         --------  ----------
                                         $  4,328  $    1,763
                                         ========  ==========

As of March 31, 2001, the remaining accrued liability for restructuring charges from previous years for excess facilities was $230, representing the remaining cash obligations net of anticipated third-party sub-lease amounts.

     IMPAIRMENT  OF  INTANGIBLE  ASSETS.     In  the  first  quarter  of  2001,
management reevaluated and modified its approach to managing the business and decided to conduct business and assess the efficiency of operations under a line-of-business approach. As such, the Company performed an assessment of the recoverability of its long-lived assets under a line of business approach. The results of its analysis indicated that an impairment had occurred with regard to intangible assets acquired from Template Software, Inc. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $21,824 as of March 31, 2001.


     PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2001 or 2000. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the first quarter of fiscal year 2001 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

     IMPACT  OF  INFLATION.     Inflation  has  not  had a significant effect on
the  Company's  operating  results  during  the  periods  presented.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating  and  Investing  Activities

     Net cash used in operations and investing activities during the first quarter of 2001 was $1.7 million. Net payments of approximately $1.9 million for restructuring, payments for acquisitions and purchases of property and equipment were primary components of the net cash outflow offset by approximately $2.2 million received for the sale of the Company's building located in Windsor, England.

     On April 18, 2001, a significant customer voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Due to the uncertainty of collection of this debt, the Company recorded and allowance for doubtful accounts of $3,680 which was charged to general and administrative expenses in the consolidated statements of operations.

     As of March 31, 2001, the Company did not have any material commitments for capital expenditures.

Financing  Activities

     The Company funded its cash needs during the first three months of 2001 with cash on hand at December 31, 2000 and through operations.

     At March 31, 2001, the Company has an outstanding term loan with a commercial bank for $15,000. This loan bears interest at LIBOR plus 1% (approximately 5.9% at March 31, 2001), which is payable quarterly. There are no financial covenants. This loan is guaranteed by Liraz, the Company's principal shareholder. The original loan amount of $10,000 was used to partially fund the purchase of Template Software, IncDuring 2000, the loan and guarantee were amended to extend the due date from May 31, 2001 to November 30, 2001 and to provide the Company with an additional $5,000 in borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company's common stock. Based upon the fair market value of the stock issued, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the Consolidated Statement of Operations as a component of interest expense over the term of the guaranty.
Subsequent to March 31, 2001, the loan was amended to extend the due date to April 15, 2002.

     On December 15, 2000, the Company entered into a credit facility with a commercial bank to provide for borrowings up to the lesser of $10,000 or the sum of 50% of eligible receivables plus cash pledged with this commercial bank. Advances under the facility bear interest at LIBOR plus 1.5% (approximately 7.1% at March 31, 2001), which is payable quarterly. The facility also requires an annual fee of .5% of the commitment amount and expires on December 31, 2002. Total borrowings under this facility were $10,000 at March 31, 2001 and were based upon a $10,000 pledge of cash deposited in the bank. Borrowings under this facility are subject to the Company meeting certain financial covenants, which include stockholders' equity exceeding 23% of total assets and the current ratio exceeding .85. This facility is collateralized by the Company's accounts receivable, equipment and intangibles including intellectual property. The
Company  is  currently  in  compliance  with  all  financial  covenants.

     During the first quarter of 2001, the Company paid a $2.0 million note payable it assumed from the acquisition of StarQuest to one of its strategic partners.

     For the quarter ended March 31, 2001, the Company incurred a net loss of $48.9 million and has working capital of $9.2 million and an accumulated deficit of $124.6 million. The Company believes that existing cash on hand and cash provided by future operations will be sufficient to finance its operations and expected working capital and capital expenditure requirements for at least the next twelve months so long as the Company continues to perform according to its operating plan and cost reduction program. The Company's future capital needs will depend on the Company's ability to meet its current operating forecast, the ability to successfully bring Cicero to market and market demand for the Company's products. There can be no assurance that the Company will continue to be able to meet its cash requirements through operations or, if needed, obtain additional financing on acceptable terms, and the failure to do so may have an additional adverse impact on the Company's business and operations. The Company may explore additional debt or equity financing to expand its operations and take advantage of market opportunities.

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

FORWARD  LOOKING  AND  CAUTIONARY  STATEMENTS
---------------------------------------------

     Forward Looking and Cautionary Statements Certain statements contained in this Quarterly Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: our future success depends on the market acceptance of the Cicero product and successful execution of the new strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; our future results may depend upon the successful integration of future acquisitions; we may not have the resources to successfully manage additional growth; rapid technological change could render the Company's products obsolete; loss of any one of our major customers could adversely affect our business; our business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on our results of operations; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend its ownership and use of proprietary technology; our license to market and sell the Cicero technology may become non-exclusive in August 2002; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

     Approximately 65% of the Company's 2001 revenues were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of accumulated other comprehensive income or loss in shareholders' equity.

     In an effort to reduce its exposure to currency fluctuations on its foreign currency receivables, the Company began hedging these receivables by purchasing forward contracts during 1999. However, as a matter of procedure, the Company will not invest in speculative financial instruments as a means of hedging against such risk. Gains and losses on forward foreign exchange contracts are marked to market and are included in the consolidated statement of operations for each period. In addition, since the Company enters into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract.

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


     None


     ITEM  5.  OTHER  INFORMATION

     None


     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits

               10.28 Separation Agreement and General Release between Dennis McKinnie and the Company dated February 1, 2001 (filed herewith).*

               10.28A Amendment dated May 5, 2001 to the Separation Agreement and General Release between Dennis McKinnie and the Company (filed herewith).*

               10.29 Separation Agreement and General Release between Arik Kilman and the Company dated May 9, 2001 (filed herewith).*

               10.30 Promissory Note of Level 8 Systems, Inc. dated March 21, 2001 between Level 8 Systems, Inc. and Bank Hapoalim (filed herewith).

               10.30A Letter dated May 8, 2001 from Bank Hapoalim to Level 8 Systems, Inc. in connection with extension of the Promissory Note (filed herewith).
________________
*Management  contract  or  compensatory  agreement


          (b)  Reports  on  Form  8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Level  8  Systems,  Inc.



                         /s/  Paul  Rampel
Date:  May  15,  2001    -----------------------------
                         Paul  Rampel
                         President

                         /s/  John  Broderick
Date:  May  15,  2001    -----------------------------
                         John  Broderick
                         Chief  Financial  Officer