Form 10-Q
period 2001-06-30
LEVEL 8 SYSTEMS INC
filed 2001-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark  one)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                 For the quarterly period ended June 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements  for  the  past  90  days.  YES  X  NO
                                             --      --

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

16,059,986 common shares, $. 001 par value, were outstanding as of August 15, 2001.


LEVEL  8  SYSTEMS,  INC.
INDEX



                                                                                                      Page
PART I.     Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Number
                                                                                                      ------

                 Item 1.     Financial Statements

                                 Consolidated balance sheets as of June 30, 2001 (unaudited)
                                 and December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . .       3

                                 Consolidated statements of operations for the three and six months
                                 ended June 30, 2001 and 2000 (unaudited). . . . . . . . . . . . . .       4

                                 Consolidated statements of cash flows for the six months
                                 ended June 30, 2001 and 2000 (unaudited). . . . . . . . . . . . . .       5

                                 Consolidated statements of comprehensive loss for the three and
                                 six months ended June 30, 2001 and 2000 (unaudited) . . . . . . . .       6

                                 Notes to consolidated financial statements (unaudited). . . . . . .       7


                 Item 2.     Management's Discussion and Analysis of Financial Condition and
                                 Results of Operations . . . . . . . . . . . . . . . . . . . . . . .      15

                 Item 3.     Quantitative and Qualitative Disclosures about Market Risk. . . . . . .      23


PART II.    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26



PART  I.  FINANCIAL  INFORMATION
  ITEM  1.  FINANCIAL  STATEMENTS

                                     LEVEL 8 SYSTEMS, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS)
                                          (UNAUDITED)


                                                                     June 30,    December 31,
                                                                       2001          2000
                                                                    ----------  --------------
Assets
        Cash and cash equivalents. . . . . . . . . . . . . . . . .  $  11,445   $      23,856
        Available-for-sale securities. . . . . . . . . . . . . . .        235             588
        Accounts receivable, less allowance for doubtful accounts
              of $777 and $1,735 at June 30, 2001 and December 31,
              2000, respectively . . . . . . . . . . . . . . . . .      4,310          20,760
        Due from related party . . . . . . . . . . . . . . . . . .        279             306
        Notes receivable . . . . . . . . . . . . . . . . . . . . .      1,636           1,700
        Notes receivable, related parties. . . . . . . . . . . . .        199             104
        Assets held for resale, net of liabilities . . . . . . . .     17,840           2,236
        Prepaid expenses and other current assets. . . . . . . . .      3,071           5,987
                                                                    ----------  --------------

                   Total current assets. . . . . . . . . . . . . .     39,015          55,537

        Property and equipment, net. . . . . . . . . . . . . . . .      1,281           3,309
        Intangible assets, net . . . . . . . . . . . . . . . . . .     24,300          65,422
        Software product technology, net . . . . . . . . . . . . .     34,603          41,743
        Note receivable. . . . . . . . . . . . . . . . . . . . . .        500           1,000
        Notes receivable from related parties. . . . . . . . . . .        396             396
        Investment in Access International . . . . . . . . . . . .         --           1,600
        Other assets . . . . . . . . . . . . . . . . . . . . . . .        674             949
                                                                    ----------  --------------

                   Total assets. . . . . . . . . . . . . . . . . .  $ 100,769   $     169,956
                                                                    ==========  ==============


Liabilities and stockholders' equity

        Current maturities of long-term debt . . . . . . . . . . .     15,000           2,133
        Accounts payable . . . . . . . . . . . . . . . . . . . . .      3,594           2,210
        Accrued expenses:
             Salaries, wages and related items . . . . . . . . . .      1,212           4,175
             Merger-related. . . . . . . . . . . . . . . . . . . .        110             311
             Restructuring . . . . . . . . . . . . . . . . . . . .      3,093             210
             Other . . . . . . . . . . . . . . . . . . . . . . . .      6,794           9,093
        Due to related party . . . . . . . . . . . . . . . . . . .         99              59
        Deferred revenue . . . . . . . . . . . . . . . . . . . . .      4,971           9,035
                                                                    ----------  --------------

                   Total current liabilities . . . . . . . . . . .     34,873          27,226

        Long-term debt, net of current maturities. . . . . . . . .     10,000          25,000

        Stockholders' equity
             Preferred stock . . . . . . . . . . . . . . . . . . .         --              --
             Common stock. . . . . . . . . . . . . . . . . . . . .         16              16
             Additional paid-in-capital. . . . . . . . . . . . . .    197,993         196,944
             Accumulated other comprehensive income. . . . . . . .     (4,543)         (3,903)
             Accumulated deficit . . . . . . . . . . . . . . . . .   (137,570)        (75,327)
                                                                    ----------  --------------

                   Total stockholders' equity. . . . . . . . . . .     55,896         117,730
                                                                    ----------  --------------

                   Total liabilities and stockholders' equity. . .  $ 100,769   $     169,956
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

                                     LEVEL 8 SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)

                                                          Three Months Ended      Six Months Ended
                                                                June 30,            June 30,
                                                            2001       2000      2001       2000
                                                         ---------  --------  ---------  ---------
Revenue:
  Software. . . . . . . . . . . . . . . . . . . . . . .  $    381   $11,669   $  1,464   $ 19,902
  Maintenance . . . . . . . . . . . . . . . . . . . . .     4,003     3,804      7,758      7,478
  Services. . . . . . . . . . . . . . . . . . . . . . .     2,788     5,608      5,888     13,364
                                                         ---------  --------  ---------  ---------
          Total operating revenue . . . . . . . . . . .     7,172    21,081     15,110     40,744

Cost of revenue:
  Software. . . . . . . . . . . . . . . . . . . . . . .     3,545     1,702      7,295      3,632
  Maintenance . . . . . . . . . . . . . . . . . . . . .     1,123     1,545      2,444      2,929
  Services. . . . . . . . . . . . . . . . . . . . . . .     1,782     4,487      4,686     11,302
                                                         ---------  --------  ---------  ---------
          Total cost of revenue . . . . . . . . . . . .     6,450     7,734     14,425     17,863

Gross profit. . . . . . . . . . . . . . . . . . . . . .       723    13,347        686     22,881

Operating expenses:
  Sales and marketing . . . . . . . . . . . . . . . . .     3,471     8,602      9,781     15,721
  Research and development. . . . . . . . . . . . . . .     1,638     2,549      4,611      4,761
  General and administrative. . . . . . . . . . . . . .     2,319     2,652      8,783      6,201
  Amortization of intangible assets . . . . . . . . . .     2,662     3,587      6,727      7,113
  Restructuring . . . . . . . . . . . . . . . . . . . .     2,000        --      8,650         --
  (Gain) loss on disposal of assets . . . . . . . . . .        --       338       (160)       338
  Impairment of intangible assets . . . . . . . . . . .        --        --     21,824         --
                                                         ---------  --------  ---------  ---------
          Total operating expenses. . . . . . . . . . .    12,090    17,728     60,216     34,134

          Loss from operations. . . . . . . . . . . . .   (11,368)   (4,381)   (59,531)   (11,253)

Other income (expense)
  Interest income . . . . . . . . . . . . . . . . . . .       217        77        561        116
  Other income. . . . . . . . . . . . . . . . . . . . .       520        --        870         --
  Interest expense. . . . . . . . . . . . . . . . . . .    (1,389)     (844)    (2,885)    (1,753)
  Net foreign currency (losses) . . . . . . . . . . . .      (356)      (79)      (158)      (116)
                                                         ---------  --------  ---------  ---------

Loss before provision for income taxes. . . . . . . . .   (12,376)   (5,227)   (61,143)   (13,006)

Income tax provision. . . . . . . . . . . . . . . . . .       132       300        275        550
                                                         ---------  --------  ---------  ---------

Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $(12,508)  $(5,527)  $(61,418)  $(13,556)

Net loss per share - basic and diluted. . . . . . . . .  $  (0.81)  $ (0.41)  $  (3.93)  $  (1.04)
                                                         =========  ========  =========  =========

Weighted common shares outstanding - basic and diluted.    15,904    13,706     15,845     13,317
                                                         =========  ========  =========  =========

     The accompanying notes are an integral part of the consolidated financial  statements.


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                           (UNAUDITED)

                                                                             Six Months Ended
                                                                                June 30,
                                                                              2001      2000
                                                                           ---------  ---------
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(61,418)  $(13,556)
     Adjustments to reconcile net loss to net cash
          used in operating activities:

          Depreciation and amortization . . . . . . . . . . . . . . . . .    16,559     11,389
          Impairment of intangible asset. . . . . . . . . . . . . . . . .    21,824         --
          Purchased research and development. . . . . . . . . . . . . . .        --         --
          Provision for doubtful accounts . . . . . . . . . . . . . . . .     3,745        357
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         43
          Changes in assets and liabilities, net of assets acquired
                   and liabilities assumed:
               Trade accounts receivable. . . . . . . . . . . . . . . . .     8,414      2,125
               Prepaid expenses and other assets. . . . . . . . . . . . .       810        312
               Accounts payable, income taxes payable, and accrued
                    expenses - excluding merger-related and restructuring    (3,718)        24
               Merger-related and restructuring . . . . . . . . . . . . .     3,783     (2,423)
               Deferred revenue . . . . . . . . . . . . . . . . . . . . .      (980)      (145)
                                                                           ---------  ---------
                    Net cash used in operating activities . . . . . . . .   (10,981)    (1,874)


Cash flows from investing activities:
     Purchases of property and equipment. . . . . . . . . . . . . . . . .      (151)      (540)
     Payments for acquisitions. . . . . . . . . . . . . . . . . . . . . .       (56)      (515)
     Cash payments secured through notes receivable . . . . . . . . . . .        64         --
     Investment held for resale . . . . . . . . . . . . . . . . . . . . .     2,205        635
     Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .       500         --
     Purchased technology . . . . . . . . . . . . . . . . . . . . . . . .        --       (167)
     Capitalization of software development costs . . . . . . . . . . . .      (996)      (576)
                                                                           ---------  ---------
                    Net cash provided by (used in) investing activities .     1,566     (1,163)

Cash flows from financing activities:
     Issuance of common shares. . . . . . . . . . . . . . . . . . . . . .        --      7,435
     Dividends on preferred shares. . . . . . . . . . . . . . . . . . . .      (731)      (320)
     Payments on borrowings from related company. . . . . . . . . . . . .        --     (1,519)
     Payments on capital leases . . . . . . . . . . . . . . . . . . . . .      (124)       (45)
     Net borrowings on line of credit . . . . . . . . . . . . . . . . . .        --      5,060
     Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,000)        --
                                                                           ---------  ---------
                    Net cash provided by (used in) financing activities .    (2,855)    10,611

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .      (141)       (41)

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . .   (12,411)     7,533

Cash and cash equivalents:
     Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .    23,856      6,509
                                                                           ---------  ---------

     End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,445   $ 14,042
                                                                           =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.


                                     LEVEL 8 SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                        (IN THOUSANDS)
                                          (UNAUDITED)


                                                        Three Months Ended      Six Months Ended
                                                              June 30,             June 30,
                                                          2001        2000      2001       2000
                                                       ----------  --------  ---------  ---------
Net loss: . . . . . . . . . . . . . . . . . . . . . .  $( 12,508)  $(5,527)  $(61,418)  $(13,556)
  Other comprehensive income, net of tax
     Foreign currency translation adjustment. . . . .        (75)     (180)      (286)      (254)
     Unrealized loss on available-for-sale securities       (291)       --       (354)        --
                                                       ----------  --------  ---------  ---------
Comprehensive loss. . . . . . . . . . . . . . . . . .  $ (12,874)  $(5,707)  $(62,058)  $(13,810)
                                                       ==========  ========  =========  =========

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


NOTE  3.     RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The financial adoption of these statements had no material impact on the Company.

In November of 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 100, Restructuring and Impairment Charges. SAB 100 provides guidance on the accounting for and disclosure of certain expenses and liabilities often reported in connection with exit activities and business combinations (restructuring activities), and the recognition and disclosure of asset impairment charges. The Company's accounting treatment for similar items, as discussed in Notes 6 and 7 to the consolidated financial statements, are consistent with the requirements of SAB 100.

In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock ("EITF 00-19") which provides specific guidance on the treatment of derivatives of a company's stock. The Company has applied the provisions of EITF 00-19 for the year ended December 31, 2000 and there is no financial statement impact. As of June 30, 2001, the Company has applied the implementation of additional provisions of EITF 00-19 and there is no financial statement impact.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141")which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations for all transactions initiated after June 30, 2001 and modifies the application of the purchase accounting method. The provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Management does not expect this Statement will not have an impact on our consolidated financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142") which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing recognition for goodwill and intangible assets and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal years beginning after December 31, 2001. Management is currently assessing the provisions of this Statement and has not yet made a determination of the impact adoption will have on the consolidated financial statements. At June 30, 2001, goodwill approximated $23,009 and other intangible assets approximated $1,291. Goodwill and intangible assets amortization was $2,662 and $6,727 for the three and six months ended June 30, 2001, respectively.


NOTE  4.     ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

In the first quarter of 2001, a significant customer voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Due to the uncertainty of collection of this debt, the Company recorded and allowance for doubtful accounts of $3,680 which was charged to general and administrative expenses in the consolidated statements of operations.


NOTE  5.     IMPAIRMENT  OF  LONG-LIVED  ASSETS

In the first quarter of 2001, management has decided to conduct business and assess the performance of operations under a line-of-business approach. As such, the Company developed a business plan and forecast based on the line-of-business approach, including revenues, expenses, and profitability. The Company performed an assessment of the recoverability of its long-lived assets in accordance with SAB 100 and Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS 121"). The results of the Company's analysis of undiscounted cash flows indicated that an impairment had occurred with regard to intangible assets related to the acquired Template Software, Inc. business, which is part of the Systems Integration segment. See Note 12 regarding discussions on the Company's segment disclosure. As a result, the Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $21,824 as of March 31, 2001.


NOTE  6.     RESTRUCTURING  CHARGES

In the first quarter of 2001, the Company announced and began implementation of an operational restructuring to reduce its operating costs and streamline its organizational structure. As a result of this initiative, the Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001, and an additional charge of $2,000 for the quarter ending June 30, 2001. Additional charges for the quarter ended June 30, 2001 represents employee severence and benefits, relating to 41 employees and the former chief strategy officer, paid to terminated employees and includes the issuance of 250,000 shares of common stock valued at $1,045. Restructuring charges have been classified in "Restructuring" on the consolidated statements of operations. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and administrative functions. The Company anticipates that each component of the restructuring plan will be completed by December 31, 2001.

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

For the months ended March 31, 2001, and June 30, 2001, the charges associated with the Company's restructuring were as follows:

                                 Three            Three           Six
                                 months ended     months ended    months ended
                                 March 31, 2001   June 30, 2001   June 30, 2001
                                 ---------------  --------------  --------------
Employee severance and benefits  $         3,319  $        2,000  $        5,319
Excess office facilities. . . .            2,110              --           2,110
Marketing obligations . . . . .              288              --             288
Other . . . . . . . . . . . . .              933              --             933
                                 ---------------  --------------  --------------
                                 $         6,650  $        2,000  $        8,650
                                 ===============  ==============  ==============


As of June 30, 2001, the restructuring plan included the termination of 191 employees, all of whom have been notified as of June 30, 2001. The plan includes a reduction of 83 personnel in the European operations and 108 personnel in the US operations. Employee termination costs are comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

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

At June 30, 2001, the accrued liability associated with the restructuring charges and cash paid was $2,889 and $5,307, respectively. Non-cash restructuring items totaled $454 for the period ended June 30, 2001.

The following table sets forth a reconciliation to accrued expenses and cash paid as of June 30, 2001:

                                         Accrued   Cash Paid
                                         --------  ----------
Employee termination. . . . . . . . . .  $  1,166  $    4,153
Premises. . . . . . . . . . . . . . . .     1,390         720
Marketing obligations . . . . . . . . .        53         235
Other miscellaneous restructuring costs       280         199
                                         --------  ----------
                                         $  2,889  $    5,307
                                         ========  ==========


As of June 30, 2001, the remaining accrued liability for restructuring charges from previous years for excess facilities was $204, representing the remaining cash obligations net of anticipated third-party sub-lease amounts.


NOTE  7.     NOTES  PAYABLE

During the first quarter of 2001, the Company paid in full a $2,000 note payable assumed in the acquisition of StarQuest Software, Inc., in 2000.

During the second quarter of 2001, the Company's $15,000 term loan with a commercial bank was amended to extend the due date to April 15, 2002.

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

The income tax provision for the first and second quarters of fiscal years 2000 and 2001 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.


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

Asset  Held  for  Resale

Subsequent to June 30, 2001, the Company entered into an agreement to sell its Geneva AppBuilder software business to AppBuilder B.V. , a wholly owned subsidiary of Liraz Systems Ltd. Under the terms of the agreement, AppBuilder Solution B.V. will acquire substantially all of the assets associated with Geneva AppBuilder for approximately $19 million in cash and a $1 million note receivable. The Company will use approximately $12 million of the proceeds to retire certain short-term debt obligations. In conjunction with this agreement, the Purchaser has agreed to extend the Company's debt guaranty on the $15,000 term loan to November 15, 2003. The guaranty is limited to the remaining $3 million outstanding after the Company retires approximately $12 million in conjunction with this transaction. The agreement, which is subject to customary closing conditions, is expected to become effective in September of 2001.


The components of asset and liability held for resale in the consolidated balance sheet are as follows:

Accounts receivable . . . . . . . . . . . . . . . .  $ 4,655
Prepaid expenses and other current assets . . . . .      354
Property and equipment, net . . . . . . . . . . . .    1,440
Intangible assets, net. . . . . . . . . . . . . . .   12,375
Software product technology, net. . . . . . . . . .    1,174
Investment in Access International. . . . . . . . .    2,350
                                                     -------
     Assets held for resale . . . . . . . . . . . .  $22,348

Accrued salaries, wages and related items . . . . .  $   193
Deferred revenue. . . . . . . . . . . . . . . . . .    4,315
                                                     -------
     Liabilities held for resale. . . . . . . . . .  $ 4,508

          Net of assets/liabilities held for resale  $17,840
                                                     =======



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

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE  10.     LOSS  PER  SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock. Dividends of $311 and $111 were paid to the holders of the Company's preferred stock in the second quarter of 2001 and 2000, respectively.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:


                                                         Three months ended      Six months ended
                                                              June 30,            June 30,
                                                          2001       2000      2001       2000
                                                        ---------  --------  ---------  ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $(12,508)  $(5,527)  $(61,418)  $(13,556)

      Preferred stock dividends. . . . . . . . . . . .      (415)     (117)      (825)      (265)
                                                        ---------  --------  ---------  ---------

Loss available to common stockholders. . . . . . . . .  $(12,923)  $(5,644)  $(62,243)  $(13,821)
                                                        =========  ========  =========  =========

Loss per common share:

Net loss per share - basic and diluted . . . . . . . .  $  (0.81)  $ (0.41)  $  (3.93)  $  (1.04)
                                                        =========  ========  =========  =========

Weighted common shares outstanding - basic and diluted
                                                          15,904    13,706     15,845     13,317
                                                        =========  ========  =========  =========



The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do would be anti-dilutive for the periods presented:

                                                June 30,
                                              2001   2000
                                          --------  -----
Stock options, common share equivalent .     3,883  3,956
Warrants, common share equivalent. . . .     2,662  1,351
Preferred stock, common share equivalent     2,354  1,157
                                          --------  -----
                                             8,899  6,464
                                          ========  =====



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

Prior to the first quarter of 2001, management of the Company made operating decisions and assessed performance of its operations based on the following reportable segments: (1) Software, (2) Maintenance, (3) Services and (4) Research and Development.

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


The table below presents information about reported segments for the three and six months ended June 30, 2001:

                                                                           Messaging/
                            Desktop Integration   Systems Integration      Application              Total
                                                                           Engineering
                           ---------------------  -------------------  -------------------  ---------------------
                              June 30, 2001         June 30, 2001         June 30, 2001        June 30, 2001
                             Three       Six       Three       Six       Three       Six      Three      Six
                            months      months    months      months    months      monts    months     months
                             ended       ended     ended       ended     ended       ended    ended      ended
                           ---------  ----------  --------  ---------  ---------  --------  ---------  ----------
Total Revenue . . . . . .  $     --   $      79   $ 1,668   $  3,774   $  5,504   $ 11,257  $  7,172   $  15,110
Total cost of revenue . .     2,203       5,001     1,017      3,171      3,229      6,253     6,449      14,425
                           ---------  ----------  --------  ---------  ---------  --------  ---------  ----------
Gross profit/(loss) . . .    (2,203)     (4,922)      651        603      2,275      5,004       723         685

Total operating expenses      3,571      13,835     1,546      4,733      2,311      4,607     7,428      23,175
                           ---------  ----------  --------  ---------  ---------  --------  ---------  ----------
EBITA . . . . . . . . . .  $ (5,774)  $ (18,757)  $  (895)  $ (4,130)  $    (36)  $    397  $ (6,705)  $ (22,490)
                           =========  ==========  ========  =========  =========  ========  =========  ==========



The table below presents information about reported segments for the quarters ended June 30:


                              Three months ended           Three months ended
                                 June 30, 2001                June 30, 2000
                          Total Revenue  Total EBITA   Total Revenue   Total EBITA
                          -------------  ------------  -------------  ------------
Software . . . . . . . .  $         381  $    (8,042)  $      11,669  $       (82)
Maintenance. . . . . . .          4,003        2,654           3,804        2,043
Services . . . . . . . .          2,788          650           5,608          491
Research and Development             --       (1,967)             --       (2,908)
                          -------------  ------------  -------------  ------------
Total. . . . . . . . . .  $       7,172  $    (6,705)  $      21,081  $      (456)
                          =============  ============  =============  ============


                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


The table below presents information about reported segments for the six months ended June 30:


                                Six months ended             Six months ended
                                 June 30, 2001                June 30, 2000
                          Total Revenue  Total EBITA   Total Revenue   Total EBITA
                          -------------  ------------  -------------  ------------
Software . . . . . . . .  $       1,464  $   (20,788)  $      19,902  $    (2,581)
Maintenance. . . . . . .          7,758        4,593           7,478        4,075
Services . . . . . . . .          5,888         (242)         13,364          235
Research and Development             --       (6,053)             --       (5,531)
                          -------------  ------------  -------------  ------------
Total. . . . . . . . . .  $      15,110  $   (22,490)  $      40,744  $    (3,802)
                          =============  ============  =============  ============



A reconciliation of total segment EBITA to total consolidated loss before taxes follows:


                                          Three months ended     Six months ended
                                                 June 30,             June 30,
                                              2001      2000       2001       2000
                                          ---------  --------  ---------  ---------
Total EBITA. . . . . . . . . . . . . . .  $ (6,705)  $  (456)  $(22,490)  $ (3,802)
Amortization of goodwill . . . . . . . .    (2,662)   (3,587)    (6,727)    (7,113)
Restructuring and impairment charges . .    (2,000)       --    (30,474)        --
Gain (loss) on disposal of asset . . . .        --      (338)       160       (338)
Interest and other income/(expense), net    (1,009)     (846)    (1,612)    (1,753)
                                          ---------  --------  ---------  ---------
Total loss before income taxes . . . . .  $(12,376)  $(5,227)  $(61,143)  $(13,006)
                                          =========  ========  =========  =========

The following table presents a summary of revenue by geographic region for the three and six months period ended June 30:



                    Three months        Six months
                        ended              ended
                       June 30,           June 30,
                     2001     2000     2001     2000
                ---------  ---------  -------  -------
Denmark. . . .        966      1,561    1,675    2,519
France . . . .         83        306      300    1,931
Germany. . . .        190        389      473      780
Greece . . . .        315        149      408    1,755
Italy. . . . .        257        355      801      741
Israel . . . .        164        282      646      330
Norway . . . .        175        450      378    1,085
Switzerland. .        384        463      752      921
United Kingdom      1,810      5,730    2,634    6,783
USA. . . . . .      1,915     10,159    5,376   21,384
Other. . . . .        913      1,237    1,667    2,515
                ---------  ---------  -------  -------
Total revenue.  $   7,172  $  21,081  $15,110  $40,744
                =========  =========  =======  =======

   Presentation of revenue by region is based on the country in which the customer is domiciled.





NOTE  13.     CONTINGENCIES

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

                              LEVEL 8 SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE  14.     SUBSEQUENT  EVENTS

Subsequent to June 30, 2001, the Company and a significant customer entered into a multi-year agreement to fund the development of the next generation of Level 8's Geneva Enterprise Integrator and Geneva Business Process Automator software. The terms of the agreement provide $6.5 million in funding for research and development over the next 18 months. The Company and its significant customer will eliminate the proprietary code in existence and migrate the GEI and GBPA software to the Java 2 Enterprise Edition (J2EE) environment in order to provide customers with a flexible, common development environment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS.
---------------

GENERAL  INFORMATION
--------------------

Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero and at the server level with the Geneva Integration Suite of products. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

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

Due to the Company's acquisition and divestiture activities, year to year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of the Company's pursuit of a growth strategy focusing on its software product sales and synergies gained as a result of eliminating duplicative functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into Level 8. Pro forma comparisons are therefore not necessarily meaningful either. In 2001, the Company has shifted its primary focus from selling multiple Enterprise Application Integration ("EAI") products to a seller of Cicero, a desktop integration package, to the financial services industry with a decreased focus on services.


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

Subsequent to June 30, 2001, the Company agreed to the terms of an asset purchase agreement for the sale of its Geneva AppBuilder product. Under the terms of the agreement, the Company will sell the rights, title and interest in the Geneva AppBuilder product along with all receivables, unbilled and deferred revenues as well as all maintenance contracts. The Geneva AppBuilder product currently accounts for approximately 84% of total revenue within the Messaging and Application Engineering segment and approximately 63% of total revenue for all segments. The Company expects the transaction to be completed in the third quarter of 2001. See Notes 9 and 13 in the Notes to the Consolidated Financial Statements.

For a more detailed discussion regarding these products, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS  OF  OPERATIONS
-----------------------

The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:

                                                 Three months        Six months
                                                     ended              ended
                                                    June 30,          June 30,
                                                 2001     2000      2001     2000
                                               --------  -------  --------  -------
Revenue:
     Software products. . . . . . . . . . . .     5.3 %   55.4 %     9.7 %   48.8 %
     Maintenance. . . . . . . . . . . . . . .    55.8 %   18.0 %    51.3 %   18.4 %
     Services . . . . . . . . . . . . . . . .    38.9 %   26.6 %    39.0 %   32.8 %
                                               --------  -------  --------  -------
Total . . . . . . . . . . . . . . . . . . . .   100.0 %  100.0 %   100.0 %  100.0 %

Cost of revenue:
     Software products. . . . . . . . . . . .    49.4 %    8.1 %    48.3 %    8.9 %
     Maintenance. . . . . . . . . . . . . . .    15.7 %    7.3 %    16.2 %    7.2 %
     Services . . . . . . . . . . . . . . . .    24.8 %   21.3 %    31.0 %   27.7 %
                                               --------  -------  --------  -------
Total . . . . . . . . . . . . . . . . . . . .    89.9 %   36.7 %    95.5 %   43.8 %

Gross profit. . . . . . . . . . . . . . . . .    10.1 %   63.3 %     4.5 %   56.2 %

Operating expenses:
     Sales and marketing. . . . . . . . . . .    48.6 %   40.8 %    64.7 %   38.6 %
     Research and product development . . . .    22.8 %   12.1 %    30.6 %   11.7 %
     General and administrative . . . . . . .    32.2 %   12.6 %    58.1 %   15.2 %
     Amortization of goodwill and intangibles    37.1 %   17.0 %    44.5 %   17.5 %
     Restructuring charges. . . . . . . . . .    27.9 %     -- %    57.3 %     -- %
     Impairment of intangible assets. . . . .      -- %     -- %    (1.1)%     -- %
     Gain on disposal of asset. . . . . . . .      -- %    1.6 %   144.4 %    0.8 %
                                               --------  -------  --------  -------
Total . . . . . . . . . . . . . . . . . . . .   168.6 %   84.1 %   398.5 %   83.8 %

Loss from operations. . . . . . . . . . . . .  (158.5)%  (20.8)%  (394.0)%  (27.6)%

Other income (expense), net . . . . . . . . .   (14.1)%   (4.0)%   (10.7)%  (4.3) %
                                               --------  -------  --------  -------

Loss before taxes . . . . . . . . . . . . . .  (172.6)%  (24.8)%  (404.7)%  (31.9)%

Income tax provision. . . . . . . . . . . . .     1.8 %    1.4 %     1.8 %    1.3 %
                                               --------  -------  --------  -------

Net loss. . . . . . . . . . . . . . . . . . .  (174.4)%  (26.2)%  (406.5)%  (33.2)%


The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

               Three months    Six months
                   ended         ended
                  June 30,      June 30,
                2001   2000   2001   2000
               -----  -----  -----  -----
United States   27 %   44 %   31 %   49 %
Europe. . . .   65 %   52 %   60 %   47 %
Asia Pacific.    3 %    3 %    3 %    3 %
Other . . . .    5 %    1 %    6 %    1 %
               -----  -----  -----  -----
Total . . . .  100 %  100 %  100 %  100 %
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

Total revenues decreased significantly for the three months and six months ended June 30, 2001 as compared to the same periods of 2000 due the Company's new focus on its Cicero product and to a general slowing of the economy. The Company's gross margins decreased to 10.1% for the three months ended and to 4.5% for the six months ended June 30, 2001, from 63.3% and 56.2% for the comparable periods of 2000.

SOFTWARE  PRODUCTS.     For  the  three and six months ended June 30, 2001,
the Systems Integration segment accounted for approximately 12% and 41%, respectively, of the software revenue while the Messaging and Application Engineering segment accounted for approximately 88% and 59% of software revenue. The formal launch date of the Cicero product was late in the second quarter of 2001, so there was no significant revenue associated with this segment in either the three or six month period ended June 30, 2001.

Gross margins on software products decreased from a margin of 85% for the three months ended June 30, 2000, and 82% for the six months ended June 30, 2000, to (830%) and (398%), respectively, for the same periods in 2001 primarily due to an increase in software technology amortization and the decrease in the Company's software product revenue. Cost of software is composed primarily of amortization of purchased technology, amortization of capitalized software costs for internally developed software and royalties to third parties for the Company's Geneva Message Queuing product and to a lesser extent production and distribution costs. The increase in cost of software was primarily due to amortization of capitalized software from the acquisition of StarQuest and the Cicero developed technology purchased in 2000.

The software product gross margin for the Systems Integration segment was (840%) and (61%) for the three and six months ended June 30, 2001, respectively, and the Messaging and Application Engineering segment were approximately (260%) and (190%) for the three and six months ended June 30, 2001, respectively. These costs were primarily attributable to the royalties and the amortization of capitalized software.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero was formally launched late in the second quarter of 2001. The Systems Integration segment revenue is anticipated to increase slightly with the gross margin remaining relatively consistent. The Messaging and Application Engineering segment revenue is expected to a decrease significantly along with related expenses due to the agreement in terms to sell a significant component of this line of business.

MAINTENANCE. Maintenance revenue during the three and six months ended June 30, 2001 increased slightly over the same periods for 2000, which can be attributed to maintenance from former StarQuest customers and the residual of higher software sales from fiscal year 2000.

The Desktop Integration segment accounted for approximately 0% and 1% of total maintenance revenue for the three and six month periods ended June 30, 2001, which is attributable to a software product transaction completed in the fourth quarter of 2000. The Systems Integration segment accounted for 16% and 17% for the three and six months ended June 30, 2001, and the Messaging and Application Engineering segment accounted for approximately 84% and 82% of total maintenance revenue, respectively, for the three and six months ended June 30, 2001.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance increased from 59% and 61%, respectively, for the three and six months ended June 30, 2000 to 72% and 68%, respectively for the three and six months ended June 30, 2001 as a result of the Company realizing certain economies of scale.

The Desktop Integration segment had a gross margin on maintenance of approximately (213%), primarily attributable to low maintenance revenues because the Cicero product was formally launched late in the second quarter of 2001.
The Systems Integration segment had a gross margin on maintenance of approximately 84% and 70% for the three and six months ended June 30, 2001, while the Messaging and Application Engineering segment had a gross margin on maintenance of approximately 73% and 72% for the three and six months ended June 30, 2001, both of which are attributable to the increases in installed customer base and the Company realizing economies of scale.

Maintenance  revenues  are  expected  to  increase,  primarily  in  the  Desktop
Integration segment and the System Integration segment. The Messaging and Application Engineering segment revenues are expected to significantly decrease due to the selling of a significant component of this segment. Cost of maintenance is expected to increase slightly for the Desktop Integration segment, while remaining constant for the System Integration segment and significantly decreasing in the Messaging and Application Engineering segments due to the sale of a significant component.

SERVICES. Services revenue for the three and six months ended June 30, 2001 decreased (50%) and (56%), respectively, over the same period last year, primarily due to the overall decline in software sales. In addition, revenues in the six months ended June 30, 2000 reflect revenues from the now ceased government services group.

For the three and six months ended June 30, 2001, the Systems Integration segment comprised of approximately 33% of the services revenue while the Messaging and Application Engineering segment accounted for approximately 67% of services revenue.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins increased from 20% to 36% for the three months ended June 30, 2000 to same period of 2001, and 15% to 21% for the six months ended June 30, 2001, primarily due to restructuring efforts and higher-utilization of personnel.

Services revenues are expected to increase for the Desktop Integration segment now that the formal launch of its Cicero product has been completed. The
Messaging and Application Engineering segment revenues are expected to significantly decrease along with its gross margin as a key component of this segment will be sold in the middle of the third quarter of 2001. The revenues for the Systems Integration segment are expected to remain constant while its gross margin increases from more efficient utilization of personnel.

SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as trade show participation and the Messaging and Application Engineering promotional expenses. Sales and marketing expenses decreased significantly from the three and six months ended June 30, 2000 to the same periods of 2001 due to a decrease in the size of the Company's sales and marketing workforce, and through decreased promotional activities.

Sales and marketing expenses are expected to decrease along all product lines, primarily due to the restructuring efforts done in the first and second quarters of 2001. A significant decrease in the Messaging and Application Engineering segment is anticipated due to the pending sale of a significant component of this segment. The key emphasis of the sales and marketing groups going forward will be on the Desktop Integration segment.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased 36% and 3% for three and six months, respectively, over the three and six months ended June 30, 2000 due restructuring efforts done primarily in the second quarter of 2001. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended June 30, 2001, decreased by 13% over the three months ended June 30, 2000, due primarily to restructuring. For the six months ended period June 30, 2001, expenses increased by $2.6 million over the same period last year. The increase was primarily the result of a provision for bad debt of approximately $3.7 million from a significant customer who filed for Chapter 11 Bankruptcy.

General and administrative expenses are expected to decrease going forward primarily due to the restructuring plan implemented in the first two quarters of 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $2.7 million for the three months ended June 30, 2001 and $3.6 million for the same period of 2000. The amortization of goodwill in the three months ended June 30, 2000 was related to the purchases of Template Software, Inc ("Template"), Seer Technologies, Inc. ("Seer"), Momentum Software Corporation ("Momentum"), and Level 8 Technologies ("Level 8"). For the three months ended June 30, 2001, amortization of goodwill and other intangibles also included the amortization of intangible assets related to the acquisition of StarQuest. The decrease amortization expense in the current quarter reflects the reduction in goodwill as a result of an impairment that had occurred with regard to the intangible assets acquired from Template. The impairment charge was recognized in the first quarter of 2001. Amortization of goodwill and other intangible assets was $6.7 million for the six months ended June 30, 2001 and $7.1 million same period of 2000. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

RESTRUCTURING. In the first quarter of 2001, the Company announced and began implementation of an operational restructuring to reduce its operating costs and streamline its organizational structure. As a result of this initiative, the Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001, and an additional charge of $2,000 for the quarter ending June 30, 2001. Additional charges for the quarter ended June 30, 2001 represents employee severence and benefits, relating to 41 employees and the former chief strategy officer, paid to terminated employees and includes the issuance of 250,000 shares of common stock valued at $1,045. Restructuring charges have been classified in "Restructuring" on the consolidated statements of operations. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and administrative functions. The Company anticipates that each component of the restructuring plan will be completed by December 31, 2001.

For the months ended March 31, 2001, and June 30, 2001, the charges associated with the Company's restructuring were as follows:



                                 Three            Three           Six
                                 Months ended     months ended    months ended
                                 March 31, 2001   June 30, 2001   June 30, 2001
                                 ---------------  --------------  --------------
Employee severance and benefits  $         3,319  $        2,000  $        5,319
Excess office facilities                   2,110              --           2,110
Marketing obligations                        288              --             288
Other                                        933              --             933
                                 ---------------  --------------  --------------
                                 $         6,650  $        2,000  $        8,650
                                 ===============  ==============  ==============


As of June 30, 2001, the restructuring plan included the termination of 191 employees, all of whom have been notified as of June 30, 2001. The plan includes a reduction of 83 personnel in the European operations and 118 personnel in the US operations. Employee termination costs are comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

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

At June 30, 2001, the accrued liability associated with the restructuring charges and cash paid was $2,889 and $5,307, respectively. Non-cash restructuring items totaled $454 for the period ended June 30, 2001.

The following table sets forth a reconciliation to accrued expenses and cash paid as of June 30, 2001:

                                         Accrued   Cash Paid
                                         --------  ----------
Employee termination                     $  1,166  $    4,153
Premises                                    1,390         720
Marketing obligations                          53         235
Other miscellaneous restructuring costs       280         199
                                         $  2,889  $    5,307
                                         ========  ==========

As of June 30, 2001, the remaining accrued liability for restructuring charges from previous years for excess facilities was $204, representing the remaining cash obligations net of anticipated third-party sub-lease amounts.


IMPAIRMENT OF INTANGIBLE ASSETS. In the first quarter of 2001, management reevaluated and modified its approach to managing the business and decided to conduct business and assess the efficiency of operations under a line-of-business approach. As such, the Company performed an assessment of the recoverability of its long-lived assets under a line of business approach. The results of its analysis of undiscounted cash flows indicated that an impairment had occurred with regard to intangible assets acquired from Template. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $21,824 as of March 31, 2001.


PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and second quarters of 2001 or 2000. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the first and second quarters of fiscal year 2001 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

IMPACT OF INFLATION. Inflation has not had a significant effect on the Company's operating results during the periods presented.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating  and  Investing  Activities

The Company utilized $12.4 million of cash during the first six months of 2001. Operating activities utilized approximately $11.0 million, which is comprised primarily of the loss from operations of $61.2 million, offset by non-cash charges for depreciation and amortization of approximately $16.6 million and non cash charges for impairment of $21.8 million as well as a reduction in accounts receivable of $8.4 million and a provision for bad debts in the amount of $3.7 million. The Company generated approximately $1.6 million in cash from investing activities primarily from the sale of property and utilized approximately $2.9 million in cash for financing activities by repaying a portion of its debt.

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

As of June 30, 2001, the Company did not have any material commitments for capital expenditures.

Financing  Activities

The Company funded its cash needs during the first three months of 2001 with cash on hand at December 31, 2000 and through operations.

At June 30, 2001, the Company has an outstanding term loan with a commercial bank for $15,000. This loan bears interest at LIBOR plus 1% (approximately 4.8% at June 30, 2001), which is payable quarterly. There are no financial covenants. This loan is guaranteed by Liraz, the Company's principal shareholder. The original loan amount of $10,000 was used to partially fund the purchase of Template. During 2000, the loan and guarantee were amended to extend the due date from May 31, 2001 to November 30, 2001 and to provide the Company with an additional $5,000 in borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company's common stock. Based upon the fair market value of the stock issued, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the Consolidated Statement of Operations as a component of interest expense over the term of the guaranty. During the second quarter of 2001, the loan was amended to extend the due date to April 15, 2002.

On December 15, 2000, the Company entered into a credit facility with a commercial bank to provide for borrowings up to the lesser of $10,000 or the sum of 50% of eligible receivables plus cash pledged with this commercial bank. Advances under the facility bear interest at LIBOR plus 1.5% (approximately 5.2% at June 30, 2001), which is payable quarterly. The facility also requires an annual fee of .5% of the commitment amount and expires on December 31, 2002. Total borrowings under this facility were $10,000 at June 30, 2001 and were based upon a $10,000 pledge of cash deposited in the bank. Borrowings under this facility are subject to the Company meeting certain financial covenants, which include stockholders' equity exceeding 23% of total assets and the current ratio exceeding .85. This facility is collateralized by the Company's accounts receivable, equipment and intangibles including intellectual property. The
Company  is  currently  in  compliance  with  all  financial  covenants.

During the first quarter of 2001, the Company paid a $2.0 million note payable it assumed from the acquisition of StarQuest to one of StarQuest's strategic partners.

For the six months ended June 30, 2001, the Company incurred a net loss of $61.0 million and has working capital of $4.3 million and an accumulated deficit of $137.4 million. Subsequent to June 30, 2001, the Company entered into an agreement to sell its Geneva AppBuilder product for approximately $20 million plus adjustments for certain net assets. The Geneva AppBuilder product currently accounts for approximately 63% of total revenue for the Company. The Company will use approximately $12 million of the proceeds from this transaction to reduce the short term indebtedness with its bank.

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

FORWARD  LOOKING  AND  CAUTIONARY  STATEMENTS
---------------------------------------------

Certain statements contained in this Quarterly Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: our future success depends on the market acceptance of the Cicero product and successful execution of the new strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; our future results may depend upon the successful integration of future acquisitions; we may not have the resources to successfully manage additional growth; rapid technological change could render our products obsolete; loss of any one of our major customers could adversely affect our business; our business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on our results of operations; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend our ownership and use of proprietary technology; our license to market and sell the Cicero technology may become non-exclusive in August 2002; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

Approximately 73% and 69% of the Company's revenues for the three and six month periods ended June 30, 2001, respectively, were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of accumulated other comprehensive income or loss in shareholders' equity.

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

     None


          ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


          ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)     The  Annual  Meeting  of  Stockholders  was  held  June  22,  2001.

(b) At the Company's Annual Meeting of Stockholders, the following directors were elected to serve until the 2002 Annual Meeting of Stockholders by the vote indicated.

                     Shares voted  Shares voted   Votes
Name. . . . . . . .  FOR           AGAINST        WITHHELD
-------------------  ------------  ------------  ---------
Anthony C. Pizi . .    12,366,784            --    264,141
Paul Rampel . . . .    12,366,784            --    264,141
Lenny Recanati. . .    12,366,784            --    264,141
Samuel Somech . . .    12,366,784            --    264,141
Theodore Fine . . .    12,366,784            --    264,141
Michel Berty, Ph.D.    12,366,784            --    264,141
John C. Cummings. .    12,366,784            --    264,141
Talmor Margalit . .    12,366,784            --    264,141
Frank Artale. . . .    12,366,784            --    264,141
Richard Daly. . . .    12,366,784            --    264,141
Burton Grad . . . .    12,366,784            --    264,141


(c) Matters other than the election of directors, brought for vote at the Company's Annual Meeting of Stockholders, passed by the vote indicated.

                                                      Shares voted  Shares voted  Shares     Broker
Matter . . . . . . . . . . . . . . . . . . . . . . .  FOR           AGAINST       ABSTAINED  NON-VOTES
----------------------------------------------------  ------------  ------------  ---------  ---------
To amend the Level 8 Systems, Inc. 1997 Stock
Option Plan to increase the number of shares
available for the issuance thereunder from 5,250,000
to 6,500,000 shares of common stock. . . . . . . . .     6,284,415       813,563      6,843  5,523,404

To amend the Level 8 Systems, Inc. 1997 Stock
Option Plan to increase the individual participation
limitation from 200,000 shares to 500,000 shares of
common stock subject to option grants during each
fiscal year. . . . . . . . . . . . . . . . . . . . .     6,404,062       695,316      5,743  5,523,404

To amend the Level 8 Systems, Inc. 1997 Stock
Option Plan to provide for the grant of shares of
common stock in addition to options. . . . . . . . .     6,285,248       814,158      5,715  5,523,404

To ratify the appointment of Deloitte & Touche LLP
as the Company's independent accountants for the
fiscal year ended December 31, 2001. . . . . . . . .    12,543,943        79,954      7,128         --

          ITEM  5.  OTHER  INFORMATION

     None


          ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     None

(b)  Reports  on  Form  8-K

     On August 14, 2001, Level 8 filed a Form 8-K reporting its August 8, 2001 asset purchase agreement between Level 8 Systems, Inc. and AppBuilder Soluion B.V., a wholly owned subsidiary of Liraz Systems, Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Level  8  Systems,  Inc.



                            /s/  Paul  Rampel
Date:  August  14,  2001    -----------------------------
                            Paul  Rampel
                            President

                            /s/  John  Broderick
Date:  August  14,  2001    -----------------------------
                            John  Broderick
                            Chief  Financial  Officer