Form 10-Q
period 2001-09-30
LEVEL 8 SYSTEMS INC
filed 2001-11-15
CIK 945384

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended September 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    ----------------

                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                               Delaware 11-2920559
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation (I.R.S Employer Identification
                           Number) or organization)


                      8000 Regency Parkway, Cary, NC 275111
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (919) 380-5000
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

16,174,825 common shares, $.001 par value, were outstanding as of November 9, 2001.

                              Level 8 Systems, Inc.

                                      Index

                                                                                                              Page
PART I.     Financial Information                                                                             ----
                                                                                                             Number
                                                                                                             ------
            Item 1.     Financial Statements

                        Consolidated balance sheets as of September 30, 2001 (unaudited)
                        and December 31, 2000                                                                  3

                        Consolidated statements of operations for the three and nine
                        months ended September 30, 2001 and 2000 (unaudited)                                   4

                        Consolidated statements of cash flows for the nine months
                        ended September 30, 2001 and 2000 (unaudited)                                          5

                        Consolidated statements of comprehensive loss for the three and
                        nine months ended September 30, 2001 and 2000 (unaudited)                              6

                        Notes to consolidated financial statements (unaudited)                                 7


            Item 2.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                 16

            Item 3.     Quantitative and Qualitative Disclosures about Market Risk                            24

PART II.    Other Information                                                                                 25

SIGNATURES                                                                                                    26

PART I.  Financial Information
Item 1.  Financial Statements

                              Level 8 Systems, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)

                                                                         September 30,        December 31,
                                                                             2001                 2000
                                                                        ----------------     ----------------
Assets

        Cash and cash equivalents                                         $       8,668        $      23,856
        Available-for-sale securities                                               235                  588
        Accounts receivable, less allowance for doubtful accounts
              of $738 and $1,735 at September 30, 2001 and
              December 31, 2000, respectively                                     4,070               20,760
        Due from related party                                                      155                  306
        Notes receivable                                                          2,107                1,700
        Notes receivable, related parties                                            80                  104
        Assets held for resale, net of liabilities                               14,661                2,236
        Prepaid expenses and other current assets                                 3,091                5,987
                                                                          --------------       --------------

                   Total current assets                                          33,067               55,537

        Property and equipment, net                                               1,439                3,309
        Intangible assets, net                                                   15,057               65,422
        Software product technology, net                                         28,200               41,743
        Note receivable                                                              --                1,000
        Notes receivable from related parties                                        --                  396
        Investment in Access International                                           --                1,600
        Other assets                                                              1,070                  949
                                                                          --------------       --------------

                   Total assets                                           $      78,833        $     169,956
                                                                          ==============       ==============


Liabilities and stockholders' equity

        Current maturities of long-term debt                                     15,000                2,133
        Accounts payable                                                          4,649                2,210
        Accrued expenses:
             Salaries, wages and related items                                    1,098                4,175
             Merger-related                                                         104                  311
             Restructuring                                                        1,615                  210
             Other                                                                6,932                9,093
        Due to related party                                                         --                   59
        Deferred revenue                                                          5,050                9,035
                                                                          --------------       --------------

                   Total current liabilities                                     34,448               27,226

        Long-term debt, net of current maturities                                10,000               25,000

        Stockholders' equity
             Preferred stock                                                         --                   --
             Common stock                                                            16                   16
             Additional paid-in-capital                                         197,992              196,944
             Accumulated other comprehensive income                                (678)              (3,903)
             Accumulated deficit                                               (162,945)             (75,327)
                                                                          --------------       --------------

                   Total stockholders' equity                                    34,385              117,730
                                                                          --------------       --------------

                   Total liabilities and stockholders' equity             $      78,833        $     169,956
                                                                          ==============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

                              Level 8 Systems, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,
                                                                      2001            2000              2001              2000
                                                                  -------------    ------------     -------------    -------------
Revenue:
  Software                                                         $       772       $  14,422       $     2,236      $    34,324
  Maintenance                                                            3,091           4,015            10,848           11,493
                                                                         2,026           3,881             7,914           17,246
                                                                  -------------    ------------     -------------    -------------
          Total operating revenue                                        5,889          22,318            20,998           63,063

Cost of revenue:
  Software                                                               3,549           2,247            10,844            5,879
  Maintenance                                                            1,102           1,390             3,546            4,319
  Services                                                               2,234           3,443             6,920           14,745
                                                                  -------------    ------------     -------------    -------------
          Total cost of revenue                                          6,885           7,080            21,310           24,943

Gross profit                                                             (996)          15,238              (312)          38,120

Operating expenses:
  Sales and marketing                                                    2,428           9,655            12,209           25,374
  Research and development                                               1,341           2,196             5,952            6,957
  General and administrative                                             1,955           3,503            10,738            9,704
  Amortization of intangible assets                                      2,671           3,400             9,398           10,514
  Restructuring                                                                             --             8,650               --
  (Gain) loss on disposal of assets                                       (341)             41            (1,371)             380
  Impairment of intangible assets                                       10,898              --            32,722               --
                                                                  -------------    ------------     -------------    -------------
          Total operating expenses                                      18,952          18,795            78,298           52,929

          Loss from operations                                         (19,948)         (3,557)          (78,610)         (14,809)

Other income (expense)
  Interest income                                                          149             388               710              504
  Unrealized loss on marketable securities                              (3,765)             --            (3,765)              --
  Interest expense                                                      (1,049)           (686)           (3,934)          (2,439)
  Net foreign currency gains (losses)                                       12            (174)             (146)            (290)
                                                                  -------------    ------------     -------------    -------------

Loss before provision for income taxes                                 (24,601)         (4,029)          (85,745)         (17,034)

Income tax provision                                                       357             470               631            1,020
                                                                  -------------    ------------     -------------    -------------

Net loss                                                            $  (24,958)     $   (4,499)      $   (86,376)     $   (18,054)


Net loss per share - basic and diluted                              $    (1.58)     $    (0.34)      $     (5.51)     $     (1.37)

                                                                  =============    ============     =============    =============

Weighted common shares outstanding - basic and diluted                  16,056          14,298            15,916           13,646
                                                                  =============    ============     =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                                            Level 8 Systems, Inc.
                                    Consolidated Statements of Cash Flows
                                                (in thousands)
                                                 (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           2001          2000
                                                                         ---------     --------
Cash flows from operating activities:
     Net loss                                                             $(86,376)    $(18,054)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                     23,928       17,648
          Impairment of intangible assets                                   32,722           --
          Stock Compensation expense                                         1,045
          Provision for doubtful accounts                                    3,793          421
          Unrealized loss on Marketable Securities                           3,765
          Other                                                             (1,192)          42
          Changes in assets and liabilities, net of assets
           acquired and liabilities assumed:
               Trade accounts receivable                                     9,493         (635)
               Prepaid expenses and other assets                               198          877
               Accounts payable, income taxes payable, and accrued
                 expenses - excluding merger-related and restructuring      (2,357)       1,278
               Merger-related and restructuring                              1,198       (2,733)
               Deferred revenue                                                188       (1,865)
                                                                          --------     --------
                    Net cash used in operating activities                  (13,595)      (3,021)

Cash flows from investing activities:
     Purchases of property and equipment                                      (174)        (816)
     Payments for acquisitions                                                              526
     Cash payments secured through notes receivable                            (80)        (757)
     Proceeds from sale of assets                                            3,086          232
     Purchases of Securities                                                             (4,000)
     Collection of note receivable                                             500
     Purchased technology                                                       --         (150)
     Capitalization of software development costs                           (1,515)        (576)
                                                                          --------     --------
                    Net cash provided by (used in) investing                 1,817       (5,541)
                     activities

Cash flows from financing activities:
     Issuance of common shares                                                  --        8,755
     Issuance of preferred shares                                                        29,840
     Dividends on preferred shares                                          (1,046)        (437)
     Payments on borrowings from related company                                --       (4,519)
     Payments on capital leases                                               (124)         (69)
     Net borrowings on line of credit                                           --        5,175
     Payments on debt                                                       (2,009)     (20,645)
                                                                           -------      -------
                    Net cash provided by (used in) financing                (3,179)      18,100
                     activities

Effect of exchange rate changes on cash                                       (231)         (52)

Net increase (decrease) in cash and cash equivalents                       (15,188)       9,486

Cash and cash equivalents:
     Beginning of period                                                    23,856        6,509
                                                                          --------     --------

     End of period                                                         $ 8,668     $ 15,995
                                                                           =======     ========

The accompanying notes are an integral part of the consolidated financial statements.

                              Level 8 Systems, Inc.
                  Consolidated Statements of Comprehensive Loss
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                      September 30,
                                                            2001            2000              2001             2000
                                                        -------------    ------------    --------------    ------------
Net loss:                                                  $(24,958)       $ (4,499)        $ (86,376)       $(18,054)
 Other comprehensive income, net of tax
  Foreign currency translation adjustment                       101             (14)             (186)           (258)

Unrealized loss on available-for-sale securities                                                 (353)
  Reclassification of unrealized loss included in
  income                                                      3,765              --             3,765              --
                                                           --------        --------         ---------        --------
Comprehensive loss                                         $(21,092)       $ (4,513)        $ (83,150)       $(18,312)
                                                           ========        ========         =========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                              Level 8 Systems, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the impairment charges as discussed in Note 7 and the restructuring charge as discussed in Note 8.

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

NOTE 2. LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As Level 8 Systems, Inc. has incurred a net loss of $86.4 million for the nine months ended September 30, 2001, has experienced negative cash flows from operations, had a significant working capital deficiency at September 30, 2001 and is relying on acceptance of a newly developed and marketed product, there may be doubt that Level 8 can continue as a going concern. To address these issues Level 8 Systems, Inc. is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers. Additionally, the working capital deficiency as noted above has been eliminated with the consummation of the asset sale to BluePhoenix Solutions. Management is pursuing additional financing and non-strategic asset sales with third parties. Management expects it will be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management's plan will be executed as anticipated.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

NOTE 3. USE OF ACCOUNTING ESTIMATES

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

NOTE 4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--

                              Level 8 Systems, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of these statements had no material impact on the Company.

In November of 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 100, Restructuring and Impairment Charges. SAB 100 provides guidance on the accounting for and disclosure of certain expenses and liabilities often reported in connection with exit activities and business combinations (restructuring activities), and the recognition and disclosure of asset impairment charges. The Company's accounting treatment for similar items, as discussed in Notes 7 and 8 to the consolidated financial statements, are consistent with the requirements of SAB 100.

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

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142") which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing for goodwill and intangible assets and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management is currently assessing the provisions of this Statement and has not yet made a determination of the impact adoption will have on the consolidated financial statements. At September 30, 2001, goodwill approximated $15,057. Goodwill and intangible assets amortization was $2,671 and $9,398 for the three and nine months ended September 30, 2001, respectively.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

NOTE 5. AVAILABLE-FOR-SALE SECURITIES

In September 2000, the Company purchased 500,000 shares of common stock and warrants to purchase and additional 500,000 shares of common stock in a publicly traded e-business service provider for $4,000. During the third quarter of 2001, the Company recorded a loss relating to an other than temporary decline in the market value of its shares. This loss of $3,765 has been recorded as an unrealized loss on marketable securities in the accompanying consolidated statement of operations. At September 30, 2001, the carrying value of the securities approximates their market value, with no unrealized gains or losses recorded in other comprehensive income.

                              Level 8 Systems, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


NOTE 6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

On April 18, 2001, a significant customer voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Due to the uncertainty of collection of this debt, the Company recorded and allowance for doubtful accounts of $3,680 which was charged to general and administrative expenses in the consolidated statements of operations as of March 31, 2001.

NOTE 7. IMPAIRMENT OF LONG-LIVED ASSETS

In the first quarter of 2001, in connection with a restructuring of the Company's operations, management decided to conduct business and assess the performance of operations under a line-of-business approach. As such, the Company developed a business plan and forecast based on the line-of-business approach, including revenues, expenses, and profitability. The Company performed an assessment of the recoverability of its long-lived assets in accordance with SAB 100 and Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("SFAS 121"). The results of the Company's analysis of undiscounted cash flows indicated that impairment had occurred with regard to intangible assets related to the acquired Template Software, Inc. business, which is part of the Systems Integration segment. See Note 12 regarding discussions on the Company's segment disclosure. As a result, the Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $21,800 as of March 31, 2001.

During the third quarter of 2001, the company was notified by one of its resellers that they would no longer engage in re-sales of the Company's CTRC products, a component of the Messaging and Application Engineering segment. This reseller accounted for substantially all of the CTRC product. As a result, the Company performed an assessment of the recoverability of those related long-lived in accordance with SAB 100 and SFAS No. 121. The results of the Company's analysis of undiscounted cash flows indicated that an impairment had occurred with regard to the intangible assets related to the CTRC products. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated the carrying value of these intangible assets exceeded their fair market values. The Company has reduced the carrying value by approximately $10,900 as of September 30, 2001.

NOTE 8. RESTRUCTURING CHARGES

In the first quarter of 2001, the Company announced and began implementation of an operational restructuring to reduce its operating costs and streamline its organizational structure. As a result of this initiative, the Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001, and an additional charge of $2,000 for the quarter ending June 30, 2001. Additional charges for the quarter ended June 30, 2001 represent employee severance and benefits, relating to 41 employees and the former chief strategy officer, paid to terminated employees and includes the issuance of 250,000 shares of common stock valued at $1,045. Restructuring charges have been classified in "Restructuring" on the consolidated statements of operations. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and administrative functions. The Company anticipates that each component of the restructuring plan will be completed by December 31, 2001.

For the three months ended March 31, 2001, and June 30, 2001, the charges associated with the Company's restructuring were as follows:

                                              Three            Three
                                           months ended     months ended
                                          March 31, 2001    June 30, 2001         Total
                                          -------------     -------------      -----------
Employee severance and benefits              $  3,319          $  2,000          $  5,319
Excess office facilities                        2,110                --             2,110
Marketing obligations                             288                --               288
Other                                             933                --               933
                                             --------          --------          --------
                                             $  6,650          $  2,000          $  8,650
                                             ========          ========          ========

                              Level 8 Systems, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


The restructuring plan included the termination of 191 employees, all of whom were notified as of June 30, 2001. The plan included a reduction of 83 personnel in the European operations and 108 personnel in the US operations. Employee termination costs are comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

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

At September 30, 2001, the accrued liability associated with the restructuring charges and cash paid was $1,615 and $6,730 respectively. Non-cash restructuring items totaled $454 for the period ended September 30, 2001. The following table sets forth a reconciliation to accrued expenses and cash paid as of September 30, 2001:

                                                     Accrued       Cash Paid
                                                     -------       ---------
Employee termination                                  $  319       $  5,000
Premises                                               1,108          1,151
Marketing obligations                                     53            235
Other miscellaneous restructuring costs                  135            344
                                                      ------        -------
                                                      $1,615         $6,730
                                                      ======         ======

As of September 30, 2001, $149 of the restructuring accrual relates to expenses accrued for restructurings which occurred prior to fiscal 2001.

NOTE 9. NOTES PAYABLE

During the first quarter of 2001, the Company paid in full a $2,000 note payable assumed in the acquisition of StarQuest Software, Inc., in 2000.

During the second quarter of 2001, the Company's $15,000 term loan with a commercial bank was amended to extend the due date to April 15, 2002.

Subsequent to September 30, 2001, the Company completed the sale of its Geneva AppBuilder business (see Note 11). As a part of that transaction, the company repaid $12,000 of its $15,000 term borrowing with a commercial bank and extended the maturity on the remaining balance of $3,000 to November 15, 2003. The Company also repaid its entire $10,000 credit facility. The remaining $3,000 term loan is secured by the guarantee of Liraz Systems Ltd., a stockholder of the Company.

NOTE 10. INCOME TAXES

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

The income tax provision for the fiscal years 2000 and 2001 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

NOTE 11. OTHER DISPOSITIONS

Sale of Government Operations

In connection with the acquisition of Template, the Company acquired certain classified government contracts and employees who performed services for such. As of May 1, 2000 the Company disposed of its government contracts and employees and certain other

                              Level 8 Systems, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


related assets and obligations by selling them to a new company formed by certain of the Company's employees. The Company received a note for $1,000 to be paid in five annual payments beginning May 1, 2001 and 4.9% of the outstanding shares of the purchasing company. Due to the uncertainty of collection on the note and valuation of the new company, Level 8 fully reserved the value of the note and valued the investment at $0. During the first quarter of 2001, the Company renegotiated the note to $850, collected this amount and gave up the 4.9% ownership interest of the acquiring company. The gain was included in the gain on sale of assets.

Asset Held for Resale

During the third quarter of 2001, the Company entered into an agreement to sell its Geneva AppBuilder software business to BluePhoenix Solutions, a wholly owned subsidiary of Liraz Systems Ltd. Under the terms of the agreement, BluePhoenix Solutions will acquire substantially all of the assets associated with Geneva AppBuilder for approximately $19 million in cash and a $1 million note receivable due February 2003. Additionally the Company will receive approximately $469,000 for certain net assets of the Company, pending final audit of the transferred amounts. The Company will use approximately $12 million of the proceeds to retire certain short-term debt obligations. In conjunction with this agreement, the Purchaser has agreed to extend the Company's debt guaranty on the remaining $3,000 term loan to November 15, 2003. The sale closed on October 1, 2001.

The components of asset and liability held for resale in the consolidated balance sheet are as follows:

Accounts receivable                                 $ 3,600
Prepaid expenses and other current assets               362
Property and equipment, net                             957
Intangible assets, net                               11,069
Software product technology, net                        783
Investment in Access International                    2,350
                                                    -------
     Assets held for resale                         $19,121

Accrued salaries, wages and related items           $   203
Deferred revenue                                      4,257
                                                    -------
     Liabilities held for resale                    $ 4,460

 Net of assets/liabilities held for resale          $14,661
                                                    =======

The Company owned a building in Windsor, England from the acquisition of Template Software, Inc. The Company determined that this facility was not needed for ongoing operations and was placed for sale. During the first quarter of 2001, the Company sold the building, fixtures, and certain equipment for approximately $2,350.

NOTE 12. FUNDED RESEARCH AND DEVELOPMENT

In July 2001, the Company and a significant customer entered into a multi-year agreement to fund the development of the next generation of Level 8's Geneva Enterprise Integrator and Geneva Business Process Automator software. The terms of the agreement provide $6.5 million in funding for research and development over the next 18 months. The Company and its significant customer will eliminate the proprietary code in existence and migrate the GEI and GBPA software to the Java 2 Enterprise Edition (J2EE) environment in order to provide customers with a flexible, common development environment. As of September 30, 2000, the Company has received $2,988 in funding payments. Payments are refundable upon cancelation of the contract prior to December 2001. Recognition of the payments has been deferred until the services have been performed and refund provisions of the have expired. Upon recognition the Company will reduce $1,567 in capitalized software development cost and record the remaining amounts as an offset to Research and development expenses.

                              Level 8 Systems, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


NOTE 13. LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock. Dividends of $315 and $117 were paid to the holders of the Company's preferred stock in the third quarter of 2001 and 2000, respectively.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                               Three months ended                Nine months ended
                                                                 September 30,                      September 30,
                                                              2001             2000             2001             2000
                                                          -------------    -------------    --------------    ------------
Net loss                                                    $ (24,958)       $  (4,499)        $ (86,376)        $ (18,054)

      Accrued preferred stock dividends                          (419)            (352)           (1,244)             (617)
                                                            ---------        ---------         ---------         ---------

Loss available to common stockholders                       $ (25,377)       $  (4,851)        $ (87,620)        $ (18,671)
                                                            =========        =========         =========         =========

Loss per common share:

Net loss per share - basic and diluted                      $   (1.58)       $   (0.34)        $   (5.51)        $   (1.37)
                                                            =========        =========         =========         =========

Weighted common shares outstanding - basic and
diluted                                                        16,056           14,298            15,916            13,646
                                                            =========        =========         =========         =========


The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                              September 30,
                                                            2001           2000
                                                           ------         -------
   Stock options, common share equivalent                   3,606          3,708
   Warrants, common share equivalent                        2,662          1,946
   Preferred stock, common share equivalent                 2,354          2,354
                                                            -----          -----
                                                            8,622          8,008
                                                            =====          =====

NOTE 14. RELATED PARTY TRANSACTIONS

During the first quarter of 2001, the Company loaned an officer and director of the Company $75 which is due in full on January 31, 2002. The interest rate is ten percent (10%) per annum and the note is secured by shares of common stock owned by the officer and director.

NOTE 15. SEGMENT INFORMATION

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

The table below presents information about reported segments for the three and nine months ended September 30, 2001:

                                                                               Messaging/ Application
                         Desktop Integration        Systems Integration             Engineering                     Total
                       -------------------------  -------------------------  --------------------------   -------------------------

                          September 30, 2001         September 30, 2001         September 30, 2001           September 30, 2001
                         Three          Nine        Three         Nine         Three          Nine          Three          Nine
                         months        months       months        months       months         months        months         months
                         ended         ended        ended         ended        ended          ended         ended          ended
                       ----------    -----------  ----------    -----------  -----------    -----------   -----------    ----------
Total Revenue          $      53     $      132     $ 1,023        $ 4.808     $  4,813       $ 16,059      $  5,889      $ 20,998
Total cost of revenue      2,247          7,248         972          4,142        3,666          9,920         6,885        21,310
                       ----------    -----------  ----------    -----------  -----------    -----------   -----------    ----------
Gross profit/(loss)       (2,194)        (7,116)         51            665        1,147          6,139          (996)         (312)

Total operating
expenses                   2,740         16,579         745          5,481        2,239          6,839         5,724        28,899
                       ----------    -----------  ----------    -----------  -----------    -----------   -----------    ----------

EBITA                  $  (4,934)    $  (23,695)    $  (694)       $(4,816)    $ (1,092)      $   (700)     $ (6,720)     $(29,211)
                       ==========    ===========  ==========    ===========  ===========    ===========   ===========    ==========

The table below presents information about reported segments for the quarters ended September 30:

                                           Three months ended                      Three months ended
                                           September 30, 2001                      September 30, 2000
                                    Total Revenue       Total EBITA        Total Revenue        Total EBITA
                                   ----------------    ---------------     ---------------     ---------------
Software                               $    772         $   (6,315)           $ 14,422           $     248
Maintenance                               3,091              1,787               4,015               2,359
Services                                  2,026               (605)              3,881                 106
Research and Development                     --             (1,587)                 --              (2,616)
                                       --------         ----------             --------           ---------
Total                                  $  5,889         $   (6,720)           $ 22,318           $    (115)
                                       ========         ==========            ========           =========

                              Level 8 Systems, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


The table below presents information about reported segments for the nine months ended September 30:


                                            Nine months ended                      Nine months ended
                                           September 30, 2001                      September 30, 2000
                                    Total Revenue       Total EBITA        Total Revenue        Total EBITA
                                   ----------------    ---------------     ---------------     ---------------
Software                               $   2,236         $ (27,102)           $  34,324          $  (2,285)
Maintenance                               10,848             6,379               11,493              6,433
Services                                   7,915              (848)              17,246                 86
Research and Development                      --            (7,640)                  --             (8,149)
                                       ---------         ---------            ---------          ---------
Total                                  $  20,999         $ (29,211)           $  63,063          $  (3,915)
                                       =========         =========            =========          =========




A reconciliation of total segment EBITA to total consolidated loss before taxes for the three and nine months ended September 30 is as follows:

                                                                Three months ended                   Nine months ended
                                                                   September 30,                       September 30,
                                                               2001             2000              2001              2000
                                                           --------------    ------------     --------------    --------------
Total EBITA                                                   $  (6,720)        $  (115)         $ (29,211)        $  (3,915)
Amortization of goodwill                                         (2,671)                            (9,398)
                                                                                 (3,400)                             (10,514)
Restructuring and impairment charges                            (10,898)             --            (41,372)               --
Gain (loss) on disposal of asset                                    341             (41)             1,371              (380)
Interest and other income/(expense), net                         (4,653)                            (7,135)
                                                                                   (473)                              (2,225)
                                                              ---------        --------          ---------         ---------
Total loss before income taxes                                $ (24,601)       $ (4,029)         $ (85,745)        $ (17,034)
                                                              =========        ========          =========         =========


The following table presents a summary of revenue by geographic region for the three and nine months period ended September 30:

                                                      Three months ended                     Nine months ended
                                                         September 30,                         September 30,
                                                    2001               2000               2001               2000
                                               ---------------    ---------------    ---------------    ---------------
Denmark                                                763                737              2,438              3,256
France                                                 118                331                418              2,262
Germany                                                253                436                726              1,216
Greece                                                 197                109                605              1,864
Italy                                                  293                619              1,094              1,360
Israel                                                  40              2,847                686              3,240
Norway                                                  77                441                455              1,526
Switzerland                                            416                416              1,168              1,337
United Kingdom                                         895              1,389              3,529              8,172
USA                                                  1,878             13,235              7,254             34,619
Other                                                  959              1,758              2,626              4,211
                                                    ------            -------            -------            -------
Total revenue                                       $5,889            $22,318            $20,999            $63,063
                                                    ======            =======            =======            =======

Presentation of revenue by region is based on the country in which the customer is domiciled.

                              Level 8 Systems, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)


NOTE 16. CONTINGENCIES

Litigation. During the quarter ended September 30, 2001, in response to an action brought by the Company, the Company was named as a defendant in an action that claimed the Company had breached a contract relating to the sale of certain assets. The plaintiff is seeking damages in excess of $100 million. The Company believes that there is no basis for this complaint and will vigorously defend it's position. Accordingly, the Company has not recorded any liability associated with this claim.

NOTE  17.  SUBSEQUENT EVENTS

In October 2001, the Company entered into an exchange agreement with its existing preferred shareholders. Under the terms of the agreement, the holders of the Series A and Series B 4% convertible redeemable preferred stock and related common stock warrants will receive an equal number of preferred shares of the new Series A1 and Series B1 convertible redeemable preferred stock and related warrants. The conversion price of both the Series A1 and Series B1 preferred stock has been reduced by 16.7% and 50% respectively, which increases the number of shares of common stock to be issued upon conversion of the preferred shares by approximately 1.4 million shares. Additionally, the exercise price for the warrants received in the exchange has been reduced to $1.77 per share and the call prices have been reduced accordingly to $5.00 per share for the Series A1 warrants and $7.50 per share for the Series B1 warrants. The difference in the fair value of the instruments prior to the exchange and subsequent to the change will be recorded as a dividend to preferred shareholders.

In return, the preferred shareholders have agreed to waive all future dividend payments which approximates $1.7 million per year and modify the anti-dilution provisions that existed under the Series A and Series B preferred stock offerings. The Company may issue up to 3 million shares of common stock, warrants, preferred stock or other securities without triggering any anti-dilution provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS.
---------------------

GENERAL INFORMATION
-------------------

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

Due to the Company's acquisition and divestiture activities, year-to-year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of the Company's pursuit of a growth strategy focusing on its software product sales and synergies gained as a result of eliminating duplicative functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into Level 8. Pro forma comparisons are therefore not necessarily meaningful either. In 2001, the Company has shifted its primary focus from selling multiple Enterprise Application Integration ("EAI") products to a seller of Cicero, a desktop integration package, to the financial services industry with a decreased focus on services. Further, on October 1, 2001, the Company sold its remaining Application Engineering products and thus will have no significant future revenue streams within that segment.

BUSINESS STRATEGY
-----------------

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

On October 1, 2001, the Company completed the sale of its Geneva AppBuilder product. Under the terms of the agreement, the Company sold the rights, title and interest in the Geneva AppBuilder product along with all receivables, unbilled and deferred revenues as well as all maintenance contracts. The Geneva AppBuilder product currently accounts for approximately 83% of total revenue within the Messaging and Application Engineering segment and approximately 63% of total revenue for all segments. See Notes 11 and 16 in the Notes to the Consolidated Financial Statements.

Also during the quarter ended September 30, 2001, the Company sold two of its messaging products - Geneva Message Queuing and Geneva XIPC to Envoy Technologies, Inc. Under the terms of the agreement, Envoy acquired all rights, title and interest to the products along with all customer and maintenance contracts.

For a more detailed discussion regarding these products, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the periods indicated, the Company's unaudited results of operations expressed as a percentage of revenue:

                                                               Three months ended                 Nine months ended
                                                                 September 30,                        September 30,
                                                            2001              2000             2001             2000
                                                        -------------     -------------    -------------    -------------
Revenue:
     Software products                                        13.1 %            64.6 %           10.6 %           54.4 %
     Maintenance                                              52.5 %            18.0 %           51.7 %           18.2 %
     Services                                                 34.4 %            17.4 %           37.7 %           27.4 %
                                                             ------           ------            ------           ------
                  Total                                      100.0 %           100.0 %          100.0 %          100.0 %

Cost of revenue:
     Software products                                        60.3 %            10.1 %           51.6 %            9.3 %
     Maintenance                                              18.7 %             6.2 %           16.9 %            6.8 %
     Services                                                 37.9 %            15.4 %           33.0 %           23.4 %
                                                            ------            ------           ------           ------
                  Total                                      116.9 %            31.7 %          101.5 %           39.5 %

Gross profit                                                 (16.9)%            68.3 %           (1.5)%           60.5 %

Operating expenses:
     Sales and marketing                                      41.2 %            43.3 %           58.1 %           40.3 %
     Research and product development                         22.8 %             9.8 %           28.3 %           11.0 %
     General and administrative                               33.2 %            15.7 %           51.1 %           15.4 %
     Amortization of goodwill and intangibles                 45.4 %            15.2 %           44.7 %           16.7 %
     Restructuring charges                                         %              -- %           41.2 %             -- %
     Impairment of intangible assets                         185.1 %              -- %          155.8 %             -- %
     Gain on disposal of asset                                (5.7)%             0.2 %           (6.5)%            0.6 %
                                                            ------            ------          ------            -------
                  Total                                      322.0 %            84.2 %          372.7 %           84.0 %

Loss from operations                                        (338.9)%           (15.9)%         (374.2)%          (23.5)%

Other income (expense), net                                  (79.0)%            (2.1)%          (27.5)%           (3.5)%
                                                            ------            ------            -----            ----

Loss before taxes                                           (417.9)%           (18.0)%         (401.7)%          (27.0)%

Income tax provision                                           6.1 %             2.1 %            3.0 %            1.6 %
                                                            ------            ------           ------            -----

Net loss                                                    (424.0)%           (20.1)%         (404.7)%          (28.6)%
                                                            ======             =====           ======            =====

The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                                  Three months ended            Nine months ended
                                                     September 30,                September 30,
                                                  2001          2000            2001          2000
                                                ----------    ---------       ---------     --------
          United States                              32%          59%            31%          55%
          Europe                                     64%          26%            61%          38%
          Asia Pacific                                3%           2%             3%           2%
          Other                                       1%          13%             5%           5%
                                                    ---          ---            ---          ---
          Total                                     100%         100%           100%         100%
                                                    ===          ===            ===          ===

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

Total revenues decreased significantly for the three months and nine months ended September 30, 2001 as compared to the same periods of 2000 due to the Company's new focus on its Cicero product, the development of Geneva Enterprise Integrator under the J2EE platform and to a general slowing of the economy. Gross margins on software products decreased from a margin of 68.3% and 60.5% for the three and nine months ended September 30, 2000, respectively, to a negative 16.9% and 1.5% for the same periods in 2001, primarily due to an increase in software technology amortization and the decrease in the Company's software product revenue discussed above. Cost of revenues for fiscal 2001 reflect the amortization of the technology purchased from Merrill Lynch in August 2000. For the three and nine months ended September 30, 2001, these costs amounted to $1,896 and $5,687.

SOFTWARE PRODUCTS. For the three and nine months ended September 30, 2001, the Systems Integration segment accounted for approximately 12% and 41%, respectively, of the software revenue while the Messaging and Application Engineering segment accounted for approximately 88% and 59% of software revenue. The formal launch date of the Cicero product was late in the second quarter of 2001, so there was no significant revenue associated with this segment in either the three or six month period ended September 30, 2001.

Gross margins on software products decreased from a margin of 84.5% for the three months ended September 30, 2000, and 82.9% for the nine months ended September 30, 2000, to (360%) and (385%), respectively, for the same periods in 2001 primarily due to an increase in software technology amortization and the decrease in the Company's software product revenue. Cost of software is composed primarily of amortization of purchased technology, amortization of capitalized software costs for internally developed software and royalties to third parties for the Company's Geneva Message Queuing product and to a lesser extent production and distribution costs. The increase in cost of software was primarily due to amortization of capitalized software from the acquisition of StarQuest and the Cicero developed technology purchased in 2000.

The software product gross margin for the Systems Integration segment was (311%) and (38%) for the three and nine months ended September 30, 2001, respectively, and the Messaging and Application Engineering segment were approximately (90%) and (68%) for the three and nine months ended September 30, 2001, respectively. These costs were primarily attributable to the royalties and the amortization of capitalized software.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero was formally launched late in the second quarter of 2001. The Systems Integration segment revenue is anticipated to increase slightly from fiscal 2001 levels with the gross margin remaining relatively consistent. The Messaging and Application Engineering segment revenue is expected to a decrease significantly along with related expenses as these products have been sold.

MAINTENANCE. Maintenance revenue during the three and nine months ended September 30, 2001 decreased over the same periods for 2000 as several customers have not yet renewed their maintenance contracts.

The Desktop Integration segment accounted for approximately 0% and 1% of total maintenance revenue for the three and nine month periods ended September 30, 2001, as that particular segment was only recently launched. The Systems Integration segment accounted for 15% and 16% for the three and nine months ended September 30, 2001, and the Messaging and Application Engineering segment accounted for approximately 85% and 83% of total maintenance revenue, respectively, for the three and nine months ended September 30, 2001.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance decreased for the current quarter to 64%, down from 66% last year but increased for the nine months ending September 30, 2001 to 67%, up from 62% last year.

The Desktop Integration segment had a negative gross margin on maintenance as this product is still in its infancy. The Systems Integration segment had a gross margin on maintenance of approximately 92% and 76% for the three and nine months ended September 30, 2001, while the Messaging and Application Engineering segment had a gross margin on maintenance of approximately 63% and 69% for the three and nine months ended September 30, 2001, both of which are attributable to the increases in installed customer base and the Company realizing economies of scale.

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment and the System Integration segment. The Messaging and Application Engineering segment revenues are expected to significantly decrease as these products have been sold. Cost of maintenance is expected to increase slightly for the Desktop Integration segment, while remaining constant for the System Integration segment.

SERVICES. Services revenue for the three and nine months ended September 30, 2001 decreased (23%) and (32%), respectively, over the same period last year, primarily due to the overall decline in software sales as well as a reduction in capacity. In addition, revenues in the nine months ended September 30, 2000 reflect revenues from the now ceased government services group.

For the three and months ended September 30, 2001, the Systems Integration segment comprised of approximately 23% of the services revenue and for the nine month period, the Systems Integration segment comprised 30% of the total services revenue. The Messaging and Application Engineering segment accounted for approximately 76% of services revenue in the quarter and 70% of all services revenue realized to date.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins decreased to a negative 10% for the three months ended September 30, 2001 and to 12.5% for the nine months then ended. In the same period in 2000, service gross margins were approximately 13%.

Services revenues are expected to increase for the Desktop Integration segment now that its Cicero product has been released. The Messaging and Application Engineering segment revenues are expected to significantly decrease along with its gross margin as a key component of this segment has been sold. The revenues for the Systems Integration segment are expected to remain constant while its gross margin increases from more efficient utilization of personnel.

SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, travel, and related overhead, as well as trade show participation and the Messaging and Application Engineering promotional expenses. Sales and marketing expenses decreased significantly from the three and nine months ended September 30, 2000 to the same periods of 2001 due to a decrease in the size of the Company's sales and marketing workforce, and through decreased promotional activities.

Sales and marketing expenses are expected to decrease along all product lines, primarily due to the restructuring efforts done in the first and second quarters of 2001. Because of the disposition of the Messaging and AppBuilder products, the key emphasis for the sales and marketing groups going forward will be on the Desktop Integration segment.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased 38.9% and 14.5% for three and nine months, respectively, over the three and six months ended June 30, 2000 due to restructuring efforts done primarily in the second quarter of 2001 and the ability of the Company to capitalize certain research and development costs. The Company intends to continue making a significant investment in research and development while also improving efficiencies in this area.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended September 30, 2001, decreased by 44% over the three months ended September 30, 2000, due primarily to restructuring. For the nine months ended period September 30, 2001, expenses increased by $1.0 million over the same period last year. The increase was primarily the result of a provision for bad debt of approximately $3.7 million from a significant customer who filed for Chapter 11 Bankruptcy.

General and administrative expenses are expected to decrease going forward primarily due to the restructuring plan implemented in the first two quarters of 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets was $2.67 million for the three months ended September 30, 2001 and $3.4 million for the same period of 2000. The amortization of goodwill in the three months ended September 30, 2000 was related to the purchases of Template Software, Inc ("Template"), Seer Technologies, Inc. ("Seer"), Momentum Software Corporation ("Momentum"), and Level 8 Technologies ("Level 8"). For the three months ended September 30, 2001, amortization of goodwill and other intangibles also included the amortization of intangible assets related to the acquisition of StarQuest. The decrease in amortization expense in the current quarter reflects the reduction in goodwill as a result of an impairment that had occurred with regard to the intangible assets acquired from Template. The impairment charge was recognized in the first quarter of 2001. Amortization of goodwill and other intangible assets was $10.5 million for the nine months ended June 30, 2001 and $9.4 million same period of 2000. The Company will continue to assess the recoverability of its intangible assets on a quarterly basis based on the net present value of the expected future cash flows.

RESTRUCTURING. In the first quarter of 2001, the Company announced and began implementation of an operational restructuring to reduce its operating costs and streamline its organizational structure. As a result of this initiative, the Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001, and an additional charge of $2,000 for the quarter ending June 30, 2001. Additional charges for the quarter ended June 30, 2001 represents employee severance and benefits, relating to 41 employees and the former chief strategy officer, paid to terminated employees and includes the issuance of 250,000 shares of common stock valued at $1,045. Restructuring charges have been classified in "Restructuring" on the consolidated statements of operations. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and administrative functions. The Company anticipates that each component of the restructuring plan will be completed by December 31, 2001.

For the three months ended March 31, 2001, and June 30, 2001, the charges associated with the Company's restructuring were as follows:

                                                  Three                 Three                  Six
                                              months ended          months ended          months ended
                                             March 31, 2001         June 30, 2001         June 30, 2001
                                           --------------------  --------------------  --------------------
 Employee severance and benefits                 $  3,319              $  2,000              $  5,319
 Excess office facilities                           2,110                    --                 2,110
 Marketing obligations                                288                    --                   288
 Other                                                933                    --                   933
                                                 --------              --------              --------
                                                 $  6,650              $  2,000              $  8,650
                                                 ========              ========              ========

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

At September 30, 2001, the accrued liability associated with the restructuring charges and cash paid was $1,615 and $6,730, respectively. Non-cash restructuring items totaled $454 for the period ended September 30, 2001.

The following table sets forth a reconciliation to accrued expenses and cash paid as of September 30, 2001:

                                                  Accrued       Cash Paid
                                                  -------       ---------
Employee termination                               $  319       $  5,000
Premises                                            1,108          1,151
Marketing obligations                                  53            235
Other miscellaneous restructuring costs               135            344
                                                 --------       --------
                                                 $  1,615       $  6,730
                                                 ========       ========

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

During the third quarter of 2001, the Company was notified by one of its resellers that they would no longer engage in re-sales of the Company's CTRC products, a component of the Messaging and Application Engineering segment. This reseller accounted for substantially all of the CRTC product sales. As a result, the Company performed an assessment of the recoverability of those related long-lived in accordance with SAB 100 and SFAS 121. The results of the Company's analysis of undiscounted cash flows indicated that an impairment had occurred with regard to the intangible assets related to the CRTC products. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated the carrying value of these intangible assets exceeded their fair market values. The Company has reduced the carrying value by this amount by approximately $10,900 as of September 30, 2001.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2001 or 2000. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the first and second quarters of fiscal year 2001 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

IMPACT OF INFLATION. Inflation has not had a significant effect on the Company's operating results during the periods presented.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating and Investing Activities

The Company utilized $15.2 million of cash during the first nine months of 2001. Operating activities utilized approximately $13.6 million, which is comprised primarily of the loss from operations of $86.4 million, offset by non-cash charges for depreciation and amortization of approximately $23.4 million and non-cash charges for impairment of $32.7 million as well as a reduction in accounts receivable of $9.0 million and a provision for bad debts in the amount of $3.9 million. The Company generated approximately $1.8 million in cash from investing activities primarily from the sale of property and utilized approximately $3.4 million in cash for financing activities by repaying a portion of its debt.

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

As of September 30, 2001, the Company did not have any material commitments for capital expenditures.

Financing Activities

The Company funded its cash needs during the first nine months of 2001 with cash on hand at December 31, 2000 and through operations.

At September 30, 2001, the Company has an outstanding term loan with a commercial bank for $15,000. This loan bears interest at LIBOR plus 1% (approximately 4.8% at June 30, 2001), which is payable quarterly. On October 1, 2001, using the proceeds from the sale of the AppBuilder product, the Company reduced the outstanding term loan to $3,000 and extended the maturity date to November 15, 2003. There are no financial covenants. This loan is guaranteed by Liraz, the Company's principal shareholder. During 2000, the loan and guarantee were amended to extend the due date from May 31, 2001 to November 30, 2001 and to provide the Company with additional borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company's common stock. Based upon the fair market value of the stock issued, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the Consolidated Statement of Operations as a component of interest expense over the term of the guaranty.

On December 15, 2000, the Company entered into a credit facility with a commercial bank to provide for borrowings up to the lesser of $10,000 or the sum of 50% of eligible receivables plus cash pledged with this commercial bank. At September 30, 2001, the Company is in compliance with all financial covenants. On October 1, 2001, as part of the sale of the AppBuilder product and using proceeds therefrom, the Company liquidated the entire credit facility and obtained a release on all secured assets. As a result, the Company has no credit facility in place.

During the first quarter of 2001, the Company paid a $2.0 million note payable it assumed from the acquisition of StarQuest to one of StarQuest's strategic partners.

For the nine months ended September 30, 2001, the Company incurred a net loss of $86.3 million and has a working capital deficit of $1.4 million and an accumulated deficit of $160.2 million. As noted above, on October 1, 2001, the Company completed the sale of its AppBuilder product for approximately $20,000 plus certain net assets.

The Company believes that existing cash on hand, cash generated through the disposition of the AppBuilder assets and cash provided by future operations should be sufficient to finance its operations and expected working capital and capital expenditure requirements for approximately the next twelve months so long as the Company continues to perform according to its operating plan and cost reduction program. The Company's future capital needs will depend on the Company's ability to meet its current operating forecast, the ability to successfully bring Cicero to market and market demand for the Company's products. As Cicero is a brand new product in a newly emerging product category, the Company's forecasted sales may be delayed or postponed and the anticipated sales cycle may take longer than anticipated. As such, there can be no assurance that the Company will continue to be able to meet its cash requirements through operations or obtain additional financing on acceptable terms, and the failure to do so may have an additional adverse impact on the Company's business and operations. The Company may explore additional debt or equity financing to sustain operations during the product acceptance stage.

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

FORWARD LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Approximately 68% and 70% of the Company's revenues for the three and nine month periods ended September 30, 2001, respectively, were generated by sales outside the United States. The Company is exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of accumulated other comprehensive income or loss in shareholders' equity.

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

PART II. Other Information

Item 1.  Legal Proceedings

From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this report, the Company has been named in an action claiming material breach of a contract. While the Company believes the claims are without merit and fully intends to vigorously defend its position, if the plaintiff were to be successful, the result may have a material adverse impact on the Company's future.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              On August 14, 2001, Level 8 filed a Form 8-K reporting its August 8, 2001 asset purchase agreement between Level 8 Systems, Inc. and AppBuilder Solution B.V., a wholly owned subsidiary of Liraz Systems Ltd.

              On October 16, 2001 Level 8 Systems filed Form 8-K reporting the completion of its asset sale agreement between BluePhoenix Solutions (formerly AppBuilder Solutions B.V.), a wholly owned subsidiary of Liraz Systems Ltd and the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Level 8 Systems, Inc.



Date: November 14, 2001        /s/ Paul Rampel
                               ...................................
                               Paul Rampel
                               President


Date: November 14, 2001        /s/ John Broderick
                               ...................................
                               John Broderick
                               Chief Financial Officer