Form 10-K/A
period 2000-12-31
LEVEL 8 SYSTEMS INC
filed 2001-12-18
CIK 945384

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               (Amendment No. 2)

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

Our Solution

Cicero

  We have been a provider of software that integrates an enterprise's applications at the server level so that disparate applications can communicate with each other. Based on our experience in the EAI industry, we determined that a compelling product would be one that integrates disparate applications at a visual level in addition to at the server level. As a result, we proceeded to procure a two-year exclusive license to develop and market Cicero. Cicero was developed internally by Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), to increase the efficiency of approximately 30,000 employees that have daily contact with Merrill Lynch customers. When coupled with our existing technologies or with solutions from other EAI vendors, Cicero becomes the comprehensive Cicero solution and provides our customers with a front-to-back integrated system that appears as a single application to the end-user.

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

Recent Sales of Unregistered Securities

     On December 28, 2000, the Company issued to Tarshish Hahzakat VeHashkaot Hapoalim LTD, in connection with a $10 million loan from Bank Hapoalim B.M., a warrant to purchase 172,751 shares of common stock at an exercise price of $4.3415 per share.

     On November 28, 2000, the Company completed the acquisition of StarQuest Software, Inc. and paid the shareholders of StarQuest 500,000 shares of common stock and 250,000 warrants to purchase common stock of the Company at an exercise price of $30.00 per share. In addition, 243,014 shares of common stock were issued in exchange for certain debt. The aggregate amount of shares of common stock and warrants were issue in reliance on the exemption from registration provided by Rule 506 under Regulation D.

     On July 20, 2000, the Company issued 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock convertible into an aggregate of 1,197,007 shares of common stock and warrants to purchase additional 1,047,382 shares of common stock at an exercise price of $25.0625 per share, subject to adjustment, for an aggregate consideration of $30 million.

     Unless otherwise indicated, all issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

Results Of Operations

   The Company's results of operations include the operations of the Company and its subsidiaries. Operations for the subsidiaries acquired during 2000, 1999, and 1998 are included from the date of acquisition. Accordingly, the 2000, 1999, and 1998 results of operations include the operations of StarQuest Software, Inc. ("StarQuest"), Template Software Inc. ("Template"), Seer Technologies, Inc. ("Seer") and Momentum Software Corporation ("Momentum") since November 28, 2000, December 27, 1999, December 31, 1998, and March 26, 1998, respectively. Unless otherwise indicated, all information is presented in thousands ('000s).

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

   During the fourth quarter of 1999, the Company reorganized its existing operations due to its acquisition of Template. The Company's restructuring included a management change in its development and operations areas, the abandonment of certain leased facilities, and the closure of its French subsidiary. The Company recorded a restructuring charge of $.55 million, which consisted of approximately $.28 million in costs associated with improving leased space to be subleased, approximately $.23 million in personnel-related charges, and approximately $.04 million in legal and accounting fees to close its French subsidiary.

   During the fourth quarter of 1998, the Company reorganized its existing operations due to its acquisition of Seer. The restructuring included a staff reduction in its development and administrative areas of 20% (15 employees), the abandonment of certain leased facilities, and the write-down to fair value of certain capitalized software costs for product lines which were being discontinued. The Company recorded a restructuring charge of approximately
$1.54 million, which consisted of approximately $.71 million in personnel-related charges, approximately $.29 million in costs associated with carrying vacated space until the lease expiration date, approximately $.19 million of property and equipment related charges, approximately $.24 million in write-down of capitalized software costs, approximately $.1 million in legal and accounting fees related to the restructuring, and approximately $.01 million for other charges.

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

Item 8. Financial Statements and Supplementary Data

   The information required by this item appears beginning on page F-1 of this report. See Items 14(a)(i) and (2).

                                   PART III

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

(9) The address of Seneca Capital L.P. is 527 Madison Avenue, 11th Floor, New York, New York 10022.

(10) Includes 208,598 shares of common stock issuable upon conversion of Series B Preferred Stock and 182,506 shares issuable upon exercise of warrants at an exercise price of $25.0625 per share. Seneca Capital L.P. also owns 157,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 53,640 shares issuable upon exercise of warrants at an exercise price of $10.00 per share. Mr. Douglas Hirsch, manager of this fund, has voting and dispositive power over these shares.

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

  (a) 1. Financial Statements

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

                                          LEVEL 8 SYSTEMS, INC.

                                                  /s/ John P. Broderick
                                          By: _________________________________
                                                    John P. Broderick
                                                Chief Financial Officer

                                          Date: December 17, 2001

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

Notes to Consolidated Financial Statements................................. F-12

                         INDEPENDENT AUDITORS' REPORT

                               ----------------

To the Board of Directors and Stockholders of Level 8 Systems, Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Level 8 Systems, Inc. (the "Company") and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows and comprehensive loss for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We have not audited any financial statements of the Company for any period subsequent to December 31, 2000. However, as discussed in Note 24 to the financial statements, certain matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 24. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina
February 12, 2001
(March 27, 2001 as to Note 23 and December 17, 2001, as to Note 24)

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
                                                               =======  =======

--------
(a) On December 15, 2000, the Company entered into a credit facility with a commercial bank to provide for borrowings up to the lesser of $10,000 or the sum of 50% of eligible receivables plus cash pledged with this commercial bank. Advances under the facility bear interest at LIBOR plus 1.5% (approximately 8.1% at December 31, 2000), which is payable quarterly. The facility also requires an annual fee of .5% of the commitment amount and expires on December 31, 2002. Total borrowings under this facility were $10,000 at December 31, 2000 and were based upon a $10,000 pledge of cash deposited in the bank. Borrowings under this facility are subject to the Company meeting certain financial covenants, which include stockholders' equity exceeding 23% of total assets and the current ratio exceeding .85. This facility is collateralized by the Company's accounts receivable, equipment and intangibles including intellectual property. The Company is currently in compliance with all financial covenants.
    In connection with this facility, the Company provided warrants to the lender to purchase approximately 173,000 shares of the Company's common stock. The value of the warrants was calculated as $775 using the Black Scholes option pricing model and is being amortized as a component of interest expense over the term of the loan. As of December 31, 2000, there was $775 of unamortized costs the Consolidated Balance Sheet.
(b) At December 31, 1999 the Company had a $25 million credit facility with a commercial bank to provide for borrowings based on eligible receivables and included a $10,000 term loan. At December 31, 1999, there was $4,996 outstanding under this facility. During August 2000, the Company paid down all of its borrowings under this facility. On December 1, 2000 the facility was terminated due to the bank's liquidation of its loan portfolio.
(c) The Company has a term loan with a commercial bank for $15,000 at December 31, 2000. This loan bears interest at LIBOR plus 1% (approximately 7.6% at December 31, 2000), which is payable quarterly. There are no financial covenants. This loan is guaranteed by Liraz, Level 8's principal shareholder.
    The original loan amount of $10,000 was used to partially fund the purchase of Template. See Note 2. During 2000, the loan and guarantee were amended to extend the due date from May 31, 2001 to November 30, 2001 and to provide the Company with an additional $5,000 in borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company's

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    common stock. Based upon the fair market value of the stock issued, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the Consolidated Statement of Operations as a component of interest expense over the term of the guaranty. As of December 31, 2000, there was $2,702 of unamortized costs included in the Consolidated Balance Sheet. Subsequent to December 31, 2000, the loan was amended to extend the due date to January 30, 2002.
(d) As part of its acquisition of StarQuest., as described in Note 2, the Company assumed a $2,000 note payable to one of its strategic partners.
    The note is due on February 11, 2001 and bears interest at 6.8%, which is payable quarterly. On February 21, 2001, the note was paid in full.
(e) On December 1, 1998, in connection with the acquisition of Momentum
    Software Corporation as described in Note 2, the Company issued notes totaling $3,000 payable over three years and bearing interest of 10% per annum. The remaining three installments total $2,250, plus interest. One installment was due on November 26, 1999 with the remaining two payments due on November 20, 2000, and November 15, 2001. There are no financial covenants in this note. During January, 2000, the Company offered to exchange the notes held by former Momentum shareholders for shares of the Company's common stock at a per share price based on the average market price for a set period prior to the date the noteholder accepts the offer. The Company converted $1,904 of the Momentum notes to approximately 55,000 shares of the Company's common stock in February, 2000 as a result of this exchange offer. During August, 2000 the Company paid off the remaining balances due under these notes.
(f) The Company is obligated under various capital leases for certain computer and office equipment providing for aggregate payment, excluding interest, of $30 during 2001.
(g) On December 31, 1998 in connection with the acquisition of Seer Technologies, Inc. as described in Note 2, the Company issued a note payable to Liraz, the Company's principal shareholder in the amount of $12,000. The note bears interest at 12% per year, payable at maturity, and is due on December 15, 2001. The Company used $8,000 of proceeds from the issuance of preferred stock and warrants in June 1999 to reduce the outstanding balance under this note to $4,000. During February and July, 2000 the Company paid $1,000 and $3,000, respectively to Liraz, which fully repaid the outstanding loan balance.
    On April 1, 1998 in connection with an amendment to a custom computer programming agreement, the Company issued a note payable to Liraz in the amount of $1,500. The note bears interest at 8% per year and is payable in three annual installments. All three installments, including accrued interest, were paid during 1998, 1999, and 2000, respectively. On September 1, 1995, the Company issued a note payable to Liraz in the amount of $628. The note bears interest at 4% per year and is payable in equal quarterly installments of $35, including interest. As of December 31, 1999, the principal amount outstanding on the note payable was $110. The note was repaid in full during 2000.
                                         F-27

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

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           First    Second    Third    Fourth
                                          Quarter  Quarter   Quarter  Quarter
                                          -------  --------  -------  --------
                                           (In thousands, except per share
                                                        data)
2000:
  Net revenues........................... $19,662  $ 21,081  $22,318  $ 19,528
  Gross profit...........................   9,534    13,347   15,238    10,293
  Net loss before cumulative effect of
   accounting change.....................  (8,028)   (5,527)  (4,499)  (10,312)
  Net loss applicable to common
   stockholders..........................  (8,028)   (5,527)  (4,499)  (15,516)
  Net loss before cumulative effect of
   accounting change per share--basic and
   diluted...............................  ($0.64)   ($0.41)  ($0.34)   ($0.71)
  Net loss per share applicable to common
   stockholders--basic and diluted.......  ($0.64)  ($ 0.41)  ($0.34)   ($1.03)
1999:
  Net revenues........................... $13,205  $ 13,007  $12,803  $ 13,905
  Gross profit...........................   4,749     5,398    6,178     7,689
  Net loss before cumulative effect of
   accounting change.....................  (3,828)   (4,224)  (2,544)   (4,881)
  Net loss before cumulative effect of
   accounting change per share--basic and
   diluted...............................  ($0.44)   ($0.49)  ($0.31)   ($0.54)

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


Subsequent to December 31, 2000, the Company renegotiated the note receivable related to the sale of government operations to $850 and collected this amount. See Note 3 "Sale of Government Operations".


Subsequent to December 31, 2000, the Company paid in full a $2,000 note payable to a strategic partner of StarQuest. See Note 11(d).

Subsequent to December 31, 2000, the Company renegotiated its term loan with a commercial lender to extend the due date from November 30, 2001 until January 30, 2002. See Note 11.

NOTE 24. GOING CONCERN MATTERS

The Company has incurred an unaudited net loss of $86.4 million and has experienced negative cash flows from operations for the nine-months ended September 30, 2001. At September 2001 the Company also had a significant working capital deficiency. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product. Accordingly, there may be doubt that the Company can continue as a going concern. To address these issues the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers. Additionally, the Company sold the Geneva AppBuilder to BluePhoenix Solutions for $20 million. Management is pursuing additional financing and non-strategic asset sales with third parties. Management expects it will be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management's plan will be executed as anticipated. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.