Form 10-K
period 2001-12-31
LEVEL 8 SYSTEMS INC
filed 2002-04-01
CIK 945384

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 2001.

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from                to

                        Commission File Number: 0-26392

                               -----------------

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

                               -----------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of March 22, 2002 was approximately $19,215,271. There were 19,035,017 shares of Common Stock outstanding as of March 22, 2002.
================================================================================

                             LEVEL 8 SYSTEMS, INC.

                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2001

                                    PART I

 Item                                                                                         Page
Number                                                                                       Number
------                                                                                       ------
 1.    Business.............................................................................    1

 2.    Properties...........................................................................   12

 3.    Legal Proceedings....................................................................   12

 4.    Submission of Matters to a Vote of Security Holders..................................   12

                                     PART II

 5.    Market for Level 8 Common Stock and Related Shareholder Matters......................   13

 6.    Selected Financial Data..............................................................   14

 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   15

 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................   28

 8.    Financial Statements and Supplementary Data..........................................   28

 9.    Changes in Accountants...............................................................   28

                                     PART III

 10.   Directors and Executive Officers of Level 8..........................................   29

 11.   Executive Compensation...............................................................   29

 12.   Security Ownership of Certain Beneficial Owners and Management.......................   29

 13.   Certain Relationships and Related Transactions.......................................   29

                                     PART IV

 14.   Index Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............   30

SIGNATURES..................................................................................   35

INDEX TO FINANCIAL STATEMENTS...............................................................  F-1

INDEX TO EXHIBITS...........................................................................  E-1

                                    PART I

Item 1.   Business

                                   BUSINESS

Overview

   We provide a comprehensive set of integration products, including desktop integration with our new Cicero(R)/ product and server integration and messaging solutions with our Geneva line of products. Our flagship product line, Cicero, is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates systems and applications that would not otherwise work together. By using our Cicero solution, companies can decrease their customer management costs, increase their customer service level and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on information technology investments. /

   The key component of the Cicero solution is visual integration at the desktop that consolidates applications that do not inherently work together into a cohesive, simplified work environment embodied in a single look and feel desktop user interface. Cicero is designed to increase the productivity of anyone requiring access to multiple applications and information sources. Cicero provides a unique approach that allows companies to organize components of their existing applications into processes required to complete common tasks. Cicero streamlines all activities by providing a single, seamless user interface for instant access to all systems associated with a task. Cicero provides automatic information sharing among all line-of-business applications and tools. Cicero is ideal for deployment in contact centers where its highly productive, task-oriented user interface promotes user efficiency.

   We also offer products under our Geneva brand name to provide organizations with systems integration tools and messaging solutions. Our systems integration products include Geneva Enterprise Integrator and Geneva Business Process Automator. Our messaging solution is Geneva Integration Broker. Although we plan to focus our marketing efforts principally on our Cicero solution, we will continue to support our remaining Geneva products. Our Geneva Enterprise Integrator and Business Process Automator products are currently being rewritten in the Java programming language, scheduled to be completed in the 4th quarter of 2002. Until we release the new version of these products, many potential customers may hold off purchasing our current versions. Accordingly, in the short term, we anticipate that our Geneva line of products will generate less revenue than in previous periods.

   We were incorporated in New York in 1988, and re-incorporated in Delaware in 1999. Our principal executive offices are located at 8000 Regency Parkway, Cary, North Carolina, 27511, and our telephone number is (919) 380-5000.

Strategic Realignment

   Historically, we have been a global provider of software solutions to help companies integrate new and existing applications as well as extend those applications to the Internet. This market segment is commonly known as "Enterprise Application Integration" or "EAI." Historically, EAI solutions work directly at the server or back-office level allowing disparate applications to communicate with each other.

   Until early 2001, we focused primarily on the development, sale and support of EAI solutions through our Geneva product suite. After extensive strategic consultation with outside advisors and an internal analysis of our products and services, we recognized that a new market opportunity had emerged. This opportunity was represented by the increasing need to integrate applications that are physically resident on different hardware platforms, a typical situation in larger companies. In most cases, companies with large customer bases utilize numerous different, or "disparate," applications that were not designed to effectively communicate and pass information amongst themselves, which leads to enterprise inefficiency. With Cicero, which integrates the functionality of these disparate applications at the desktop, we believe that we have found a novel solution to this disparate application problem. We believe that our existing experience in and understanding of the EAI marketplace coupled with the unique Cicero solution, which approaches traditional EAI needs in a more effective manner, position us to be a competitive provider of business integration solutions to the financial services industry and other industries with large deployed call centers.

   We originally licensed the Cicero technology and related patents on a worldwide, royalty-free basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero in perpetuity (subject to Merrill Lynch's rights to terminate in the event of bankruptcy or a change in control of Level 8) and to grant ownership rights in the Cicero trademark. We are indemnified by Merrill Lynch with regard to the rights granted to us by them. Consideration for the original Cicero license consisted of 1,000,000 shares of our common stock. In exchange for the amendment, we granted an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20,000,000.

   In connection with executing our strategic realignment and focusing on Cicero, we have restructured our business, reduced our number of employees and, in the fourth quarter, sold assets associated with Geneva AppBuilder, Geneva Message Queuing and Geneva XIPC. In April 2001, management reassessed the methodology by which the Company would make operating decisions and allocate resources. Operating decisions and performance assessments are currently based on the following reportable segments: (1) Desktop Integration Products (Cicero), (2) System Integration Products (Geneva Enterprise Integrator and Geneva Business Process Automator) and (3) Messaging and Application Engineering Products (Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC and Geneva AppBuilder). As noted above, we have sold most of the assets comprising the Messaging and Application Engineering Products segment. Accordingly, Geneva Integration Broker is the only current software product represented in the Messaging and Application Engineering segment.

Market Opportunity

Desktop Integration Products--Cicero

   Our initial target markets for Cicero are the customer contact centers of large consumer oriented business, such as the financial services, insurance and telecommunications industries. Large scale customer contact centers are characterized by large numbers of customer service agents that process phone calls, faxes, e-mails and other incoming customer inquiries and requests. Our goal is to greatly increase the efficiency of customer service agents in our target markets, thereby increasing customer retention and customer satisfaction. This increased efficiency is attained in a non-invasive manner, allowing companies to continue using their existing applications in a more productive manner.

   Generally, managers of customer contact centers are under pressure to provide increased customer service at the lowest possible cost while dealing with high employee turnover and increasing training costs. Some of the primary challenges faced by customer contact centers include:

  . Customer Service. Currently, most customer contact centers require multiple transfers to different agents to deal with diverse customer service issues. A one call, one contact system would enhance customer service by avoiding these multiple transfers. Ideally, the customer service agent could provide the call-in customer with multi-channel customer interfaces with timely access to all information that the customer needs. Increasing customer service and customer intimacy is one of the primary metrics on which contact centers are evaluated by management.
  . Contact Center Staffing. The contact center industry is characterized by increasing staff training costs and complexity, high annual turnover and increasing costs per call. We believe these difficulties stem from increased customer expectations, the ever-increasing complexity and diversity of the computer applications used by customer service agents, and the goals of decreasing training time and increasing the return on investment in the customer service agent.

  .   Industry Consolidation.   Many industries in our target market, including
      the financial services industry, are in a constant state of consolidation. When companies consolidate, the customer contact centers are generally merged to lower overall costs and to reduce redundancies. This consolidation generally leads to re-training and the use of multiple applications handling similar functions that can be quite difficult to integrate successfully.

Systems Integration Products and Messaging and Application Engineering Products--The Geneva Products

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

   Enterprise application integration solutions, including the Geneva line of products developed by Level 8, are designed to provide these capabilities through an open, enterprise-wide infrastructure that can accomplish the complete integration of a company's entire computing systems environment, including technologies enabling eBusiness and eCommerce.

Our Solution

Cicero-Desktop Integration

   We have been a provider of software that integrates an enterprise's applications at the server level so that disparate applications can communicate with each other. Based on our experience in the EAI industry, we determined that a compelling product would be one that integrates disparate applications at a visual level in addition to at the server level. As a result, we proceeded to procure an exclusive license to develop and market Cicero. Cicero was developed internally by Merrill Lynch, to increase the efficiency of 30,000 employees that have daily contact with Merrill Lynch customers. When coupled with our existing technologies or with solutions from other EAI vendors, Cicero becomes the comprehensive Cicero solution and provides our customers with a front-to-back integrated system that appears as a single application to the end-user.

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

  . Management Tools. Comprehensive tools are built into the system for version management, automatic component updates and user preference configuration. Remote control and diagnostic tools are integrated to provide off-site help desk and troubleshooting.

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

  . Deliver Best in Class Customer Service. Increasing customer service is one of the primary methods by which a company in highly competitive customer focused industries such as financial services can differentiate itself from its competition. By increasing the efficiency and training level of its agents, decreasing average time per call and increasing effective cross-selling, the Cicero enabled contact center presents its customers with a more intimate and satisfying customer service experience that can aid in both customer retention and as a differentiator for customer acquisition.

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

      Additionally, by visually and structurally linking the flexibility and innovations available on newer computing platforms and applications to the rich databases and functions that are typically maintained on the larger mainframe computers, organizations can utilize this information in new ways. The Cicero solution helps organizations bridge the gap between legacy systems and newer platforms and the result is the extension of existing capabilities to a modern streamlined interface in which the underlying system architectures, such as the Web, mainframe, mid-range or client-server, are transparent to the end-user customer service agent, thereby preserving the existing information technology investment and increasing efficiency between applications.

  . Support a Broad Range of Applications, Platforms and Standards. The IT departments of larger enterprises need solutions to integrate a broad array of applications and platforms using a wide variety of industry standards to ensure ease of implementation and integration with existing applications. The Cicero solution provides visual application integration solutions that support common industry standards and can handle a wide array of disparate applications and data types while operating on a Windows NT, Windows XP or Windows 2000 platform. The Cicero solution can be used to link custom or packaged applications together regardless of the tools or programming language used to create the application by integrating those applications at the presentation level.

  .   Ease of Implementation and Enhanced Information Technology
      Productivity. The Cicero solution allows contact center and financial services managers to create comprehensive data transformation and information exchange solutions without the need for non-standard coding. Our products provide pre-built adapters for a wide variety of different systems that are pre-programmed for transforming data into the format required by that system and transporting it using the appropriate transport mechanism. This greatly simplifies and speeds implementation of new solutions into the deployed Cicero framework. For instance, while in operation at Merrill Lynch, Cicero was updated to include software for Siebel Systems over a period of only two days when Merrill Lynch decided to implement the Siebel Systems solution. The Cicero solution allows our target markets to rapidly integrate new and existing applications with little or no customization required.

The Geneva Products--Systems Integration and Messaging Solutions

   Our Geneva software solutions are a line of products for integrating enterprise applications both within the enterprise and between business-to-business partners at the server level. Different computer systems and applications vary widely in the ways in which they send, receive, view and process information. As a result, diverse applications running on different systems cannot work together because information cannot generally be exchanged between them.

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

Our Strategy

   Our short-term goal is to be the recognized global leader in providing complete desktop level application integration to the financial services industry. The following are the key elements of our strategy:

  . Leverage Our Existing Customers and Experience in the Financial Services Industry. We have had success in the past with our Geneva products in the financial services industry. We intend to utilize these long-term relationships and our understanding of the business to create opportunities for sales of the Cicero solution.

  . Build on Our Successes to Expand into New Markets. Our short-term goal is to gain a significant presence in the financial services industry with the Cicero solution. The financial services industry is ideal for Cicero because each entity has a large base of installed users that use the same general groups of applications. Cicero, however, can be used in any industry that has large contact centers, such as telecommunications and insurance.

  . Develop Strategic Partnerships. The critical success factor for customers implementing Customer Relationship Management (CRM) solutions in their contact centers is to have the right balance of technology and service provision. We are implementing a tightly focused strategic teaming approach with a selected group of well-known consultancy firms that specialize in financial services as well as eCRM integrated solutions. Leveraging these organizations, who will provide such integration services as architecture planning, technology integration and business workflow improvement, allows us to focus on core application system needs and how Cicero best addresses them, while our partners will surround the technology with appropriate industry and business knowledge.

  . Leverage our In-House Expertise in the Cicero Software. Although Cicero was developed internally by Merrill Lynch for use by approximately 30,000 professionals worldwide, we have added members of the Merrill Lynch development team to our Cicero development team. We recruited and hired Anthony Pizi, First Vice President and Chief Technology Officer of Merrill Lynch's Private Technology's Architecture and Service Quality Group, and the Cicero project director as our Chairman, Chief Executive Officer and Chief Technology Officer as well as several of the primary Cicero engineers from Merrill Lynch to support our ongoing Cicero development efforts.

Products

Desktop Integration Products--Cicero

   Our flagship product, Cicero, runs on Windows NT, Windows XP, and Windows 2000 to organize applications under a book-chapter-section metaphor that keeps all the application functionality that the user needs within easy reach. For instance, selecting the "memo" tab might cause a Microsoft Word memo-template to be created within the Cicero desktop. The end-user need not even know that they are using Microsoft Word. Moreover, a customer tracking database can be linked with customer relationship management software package. Virtually any application that is used in a customer contact center can be integrated under the Cicero book-chapter metaphor and be used in conjunction with other contact center applications.

   The patented Cicero technology, as exclusively licensed from Merrill Lynch, consists of several components: The Event Manager, a Component Object Model
(COM)-based messaging service; The Context Manager, which administers the "publish and subscribe" protocols; The Shell Script Interpreter, which supports communication with applications that do not support the required COM interfaces; and The Resource Manager, which starts and shuts down applications and ensures recovery from system errors. The system is an application bus with underlying mechanisms to handle the inter-application connections.

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

   Beneath its independent user interface, Cicero provides plug in capabilities for other applications. All the applications can communicate with each other through their COM interface or scripting.

   Cicero allows end-users to access applications in the most efficient way possible, by only allowing them to use the relevant portions of that application. For instance, a contact center customer service representative does not use 90% of the functionality of Microsoft Word, but might need access to a memorandum and other custom designed forms as well as basic editing functionality. Cicero can be set to control access to only those templates and, in a sense, turn-off the unused functionality by not allowing the end-user direct access to the underlying application. Under the same Cicero implementation, however, a different Cicero configuration could allow the employees in the Marketing department full access to Word because they have need of the full functionality. The functionality of the applications that Cicero integrates can be modulated by the business goals of the ultimate client, the parent company. This ability to limit user access to certain functions within applications enables companies to reduce their training burden by limiting the portions of the applications on which they are required to train their customer service representatives.

   Cicero is an ideal product for large customer contact centers. We believe that Cicero, by combining ease of use, a shorter learning curve and consistent presentation of information will allow our clients to leverage their exiting investments in Customer Relationship Management or CRM applications and further increase customer service, productivity, return on investment and decrease cost both per seat and across the contact center.

System Integration Products

   Our Systems Integration Products include Geneva Enterprise Integrator and Geneva Business Process Automator.

   Geneva Enterprise Integrator.   Geneva Enterprise Integrator is an
integration tool that provides unified, real-time views of enterprise business information for eBusiness applications. Real-time integration of back-end enterprise business systems with Web-based applications is an essential component in meeting rising customer expectations of eCommerce, Web-based customer service and enterprise portal applications. Geneva Enterprise Integrator also leverages a high performance, memory-based information cache to provide an infrastructure that will support the performance demands of Internet-style computing. Geneva Enterprise Integrator is currently being rewritten in the Java programming language to improve its operability across platforms and to modernize its functionality. We anticipate that the Java-enabled version will be completed in the 4th quarter of 2002.

   Geneva Business Process Automator. Geneva Business Process Automator is a product designed for automating the many business processes that an organization uses to run its operations. Business process automation enables the automation of information workflows, designed by business experts, and spanning front and back office systems. Business process automation provides business analysts with a set of easy-to-use tools for defining, changing and refining the exchange of information and the workflow for a domain-specific business process. Geneva Business Process Automator is currently being rewritten in the Java programming language to improve its operability across platforms and to modernize its functionality. We anticipate that the Java-enabled version will be completed in the 4th quarter of 2002.

Messaging and Application Engineering Products

   Our Messaging and Application Engineering Products currently includes Geneva Integration Broker.

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

Services

   We provide a full spectrum of technical support, training and consulting services across all of our operating segments as part of our commitment to providing our customers industry-leading business integration solutions.

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

Customers

   Approximately 30,000 Merrill Lynch personnel are currently using the Cicero technology. We licensed the Cicero technology from Merrill Lynch during 2000 and have developed it to initially sell to the financial services industry. We have recently announced that Nationwide Financial Services has contracted to install the Cicero technology in its Individual Annuities business unit. We anticipate the value of this contract to be approximately $750,000.

   Our existing Geneva installed customer base includes major corporations around the world such as Amdocs Software Systems Limited, Paine Webber Inc., Siemens Power Transmission & Distribution, Inc., Sikorsky Aircraft Corporation, Sunrider International, EDB 4tel AS, Wells Fargo Bank, N.A., Winstar Wireless, Inc. and United Healthcare Services, Inc. Industries that are significantly represented in our customer base include: financial services, insurance, retail, manufacturing, telecommunications, transportation, and government. No one customer accounted for more than ten percent (10%) of operating revenues in 1999. Merrill Lynch and Winstar Wireless, Inc. individually accounted for more than ten percent (10%) of our operating revenues in 2000. Merrill Lynch holds approximately seven percent (7%) of our outstanding shares of our common stock and has an employee as a member of our Board of Directors. No one customer accounted for more than ten percent (10%) of operating revenues in 2001.

Sales and Marketing

Sales

   To reach our potential customer base, we are pursuing several distribution channels, including a direct sales force, as well as third party relationships with systems integrators and IT consulting firms.

   Our direct sales force focuses on large customers and leverages our industry experience to access target organizations within the financial services vertical market. We believe the financial services' market is a business area to which our products are particularly well suited and that its members possess the financial resources and scale of operations necessary to support the engagement.

   An important element of our sales strategy is to expand our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we will jointly sell and implement Cicero solutions with strategic partners such as systems integrators. Level 8 will provide training and other support necessary to systems integrators to aid in the promotion of our products. To date we have signed partner agreements with Cisco Systems, Fusive Corp., Pyramid Consulting Services, Inc., Computer Horizons Corp. and IP blue.

   Our direct sales staff has substantial knowledge of our products and service offerings as well as general experience in the software industry. If we augment our direct sales force, we will recruit sales people with equivalent general experience in the software industry and successful track records in selling enterprise-class software products to the customer contact centers within enterprise organizations.

   We are organized worldwide into two major geographic divisions for sales of our software products: the Americas and Europe. One general manager heads each of these sales divisions. The international territories currently include the United Kingdom, Italy and France. The General Managers' respective operations include sales and consulting services for new and existing customers.

   Approximately $7.1 million or 31% of our 2001 revenues were generated from the United States. Approximately $15.6 million or 69% was generated outside the United States. The geographic distribution of our revenues may change in the future.

Marketing

   The target market for our products and services are large companies providing financial services and or customer relationship management to a large existing customer base. Increasing competitiveness and consolidation is driving companies in such businesses to increase the efficiency and quality of their customer contact centers. As a result, customer contact centers are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

   Our marketing staff has an in-depth understanding of the financial services customer contact center software marketplace and the needs of customers in that marketplace, as well as experience in all of the key marketing disciplines. The staff also has broad knowledge of our products and services and how they can meet customer needs.

   Core marketing functions include product marketing, marketing communications and strategic alliances. We utilize focused marketing programs that are intended to attract potential customers in our target vertical and to promote Level 8 and our brands. Our programs are specifically directed at our target market such as speaking engagements, public relations campaigns, focused trade shows and web site marketing, while devoting substantial resources to supporting the field sales team with high quality sales tools and collateral. As product acceptance grows and our target markets increase, we will shift to broader marketing programs. Public relations, which include investor and industry analysts, are handled by the corporate marketing staff.

   The marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, case studies, articles, brochures and data sheets. We also intend to implement a high level strategic partnership program to educate and support our partners with a variety of programs, incentives and support plans.

   As part of our increased focus on the Cicero product line and initially the financial services customer contact center market, we have significantly decreased our marketing costs while increasing our marketing focus. We intend to continue to fine-tune our sales and marketing staff through continued training to meet our revised needs. We have decreased the marketing and sales budget to conserve financial resources and appropriately direct expenditures in line with our revised business strategy.

Research and Product Development


   In connection with the narrowing of our strategic focus, and in light of the sale of our Geneva AppBuilder product line, we anticipate an overall reduction in research and development costs. We anticipate a continued investment in research and development costs for both our Cicero and remaining Geneva products. Since Cicero is a new product in a relatively untapped market, it is imperative to constantly enhance the feature sets and functionality of the product.

   Our Geneva products were developed under a proprietary language, which, while protecting the integrity of the intellectual property, also inhibits the sales process. As such, the Company and Amdocs Software Systems Limited ("Amdocs") have entered into a two-year agreement wherein Amdocs will partly subsidize the migration of the Geneva Enterprise Integrator and Geneva Business Process Automator products on the J2EE platform. Under the terms of the agreement, Amdocs will fund approximately $6.5 million of the development project, subject to achievement of certain milestones over a two-year period. As of December 31, 2001, the Company had billed $3,667 of the total $6.5 million under the arrangement.

   We incurred research and development expense of $7.9 million, $8.9 million and $6.8 million in 2001, 2000 and 1999, respectively. The decrease in research and development costs in 2001 is primarily attributable to the sale of the AppBuilder line of business on October 1, 2001 offset by increased development spending on Cicero. Approximately 100 employees including the AppBuilder software development group were transferred to the new company at that time. The increase in 2000 was the result of the addition of approximately thirty-five developers from the acquisition of Template Software, Inc. ("Template").

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

   The rapid growth and long-term potential of the market for business integration solutions to the contact centers of the financial services industry make it an attractive market for new competition. Many of our current and possible future competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

Representative Competitors for Cicero

  . Portal software offers the ability to aggregate information at a single point, but not the ability to integrate transactions from a myriad of information systems on the desktop. Plumtree is a representative company in the Portal market.

Representative Competitors for Geneva

  . In the Enterprise Application Integration market, primary competition comes from NEON, WebMethods, Tibco, Mercator and IBM.

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

Intellectual Property

   Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Merrill Lynch holds a patent with respect to the Cicero technology. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. We use the registered trademarks "Level 8 Systems" and "Cicero", and the trademarks "Level 8", "Level 8 Technologies", "Geneva", "Geneva Integration Suite", "Geneva Integration Broker", "Geneva Enterprise Integrator", "Geneva Business Process Automator", "SNAP" and "MonitorMQ".

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

   Although we do not believe that our products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against our customers or us in the future. In addition, we may be required to indemnify our distribution partners and end users for similar claims made against them. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as a plaintiff or defendant, would cause us to incur substantial costs and divert management resources from productive tasks whether or not said litigation is resolved in our favor, which could have a material adverse effect on our business operating results and financial condition.

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

Employees

   During the first quarter of 2001, we significantly reduced our number of employees to decrease operating costs and streamline the organization in connection with our newly focused strategy. As of January 31, 2002, we had a total of 120 employees. Our continued success is dependant on our ability to attract and retain qualified employees.

   We believe that to fully implement our business plan we will be required to enhance our ability to work with the Microsoft Windows NT, Windows XP, and Windows 2000 operating systems by adding additional development personnel. Although we believe that we will be successful in attracting and retaining qualified employees to fill these positions, no assurance can be given that we will be successful in attracting and retaining these employees now or in the future.

   Our employees are not represented by a union or a collective bargaining agreement.

Forward Looking and Cautionary Statements

   Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward-looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: there may be a question as to our ability to operate as a going concern, our future success depends on the market acceptance of the Cicero product and successful execution of the new strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; rapid technological change could render the Company's products obsolete; loss of any one of our major customers could adversely affect our business; our business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on our results of operations; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend its ownership and use of proprietary technology; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

Item 2.  Properties

   Our worldwide corporate headquarters is located in approximately 12,500 square feet in Cary, North Carolina pursuant to a lease expiring in 2004. The United States operations groups are based in the Cary office, with field offices under office leases in the following locations: Dulles, Virginia; Berkeley, California and Princeton, New Jersey. The foreign operations groups are based in Paris, France with field offices in the following locations:
Uxbridge, United Kingdom and Milan, Italy. We also maintain an office in Limerick, Ireland on a set fee arrangement. The research and development and customer support groups are located in Berkeley, California; Princeton, New Jersey and Dulles, Virginia.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market For Registrant's Common Stock and Related Shareholder Matters.

   Our common stock has been traded on the Nasdaq Stock Market under the symbol "LVEL" Since 1996. We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends for common stock in the foreseeable future. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2000 and 2001.

                                   2000         2001
                               ------------- -----------
                       Quarter  High   Low   High   Low
                       ------- ------ ------ ----- -----
                       First.. $49.13 $29.50 $6.38 $2.39
                       Second. $47.50 $11.25 $3.25 $2.75
                       Third.. $27.81 $16.00 $4.99 $1.45
                       Fourth. $18.50 $ 5.00 $3.10 $1.20

   The closing price of the common stock on December 31, 2001 was $2.74 per share. As of March 22, 2002, we had 177 registered shareholders of record.

Recent Sales of Unregistered Securities

   On May 21, 2001, the Company issued Arik Kilman, former CEO and Chairman of the Company, 250,000 shares of common stock as part of Mr. Kilman's severance agreement with the Company. Such shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

   In October 2001, the Company entered into an exchange agreement with its existing preferred shareholders. Under the terms of the agreement, the holders of the Series A and Series B 4% convertible redeemable preferred stock and related common stock warrants received an equal number of preferred shares of the new Series A1 and Series B1 convertible redeemable preferred stock and related warrants. The conversion price of both the Series A1 and Series B1 preferred stock was reduced by 16.7% and 50% respectively, which increased the number of shares of common stock to be issued upon conversion of the preferred shares by 1,428,512 shares to a total of 3,782,519 shares. Additionally, the exercise price for the warrants received in the exchange was reduced to $1.77 per share and the call prices have been reduced accordingly to $5.00 per share for the Series A1 warrants and $7.50 per share for the Series B1 warrants. At total of 1,801,022 warrants were exchanged. The shares issued pursuant to the exchange agreement were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 for an exchange by an issuer with its exiting security holders.

   In December 2001, the Company issued 141,658 shares of common stock to a former reseller of the company as part of a settlement agreement with that company. Such shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

   At December 31, 2001, the Company had received approximately $1.6 million in interest free bridge financing, which was convertible to common stock subject to closing conditions. This amount has been reflected in the accompanying consolidated balance sheet as long-term debt.

   Subsequent to December 31, 2001, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was valued at $1.50 per share and warrants to purchase additional shares were issued with an exercise price of $2.75 per share. This offering closed on January 16, 2002. Of the 3,000,000 shares, the Company sold 2,381,952 shares of common stock for a total of $3.5 million and granted 476,396 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

   Subsequent to December 31, 2001, the Company entered into a purchase agreement with MLBC, Inc., an affiliate of Merrill Lynch. Pursuant to the Purchase Agreement, we have issued 250,000 shares of our common stock to MLBC, Inc. These shares were issued in reliance on the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Item 6.  Selected Financial Data.

   The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

   See Item 7 for a discussion of the entities included in operations.

                                                             Year Ended December 31,
                                                      (in thousands, except per share data)
                                                 -----------------------------------------------
                                                  1997     1998      1999      2000      2001
                                                 ------- --------  --------  --------  ---------
SELECTED STATEMENT OF OPERATIONS DATA
Revenue......................................... $14,680 $ 10,685  $ 52,920  $ 82,591  $  22,659
Net income (loss) from continuing operations.... $ 1,036 $(23,688) $(15,477) $(28,367) $(105,135)
Net income (loss) from continuing operations per
  common and common equivalent share--basic..... $   .15 $  (3.14) $  (1.78) $  (2.10) $   (6.65)
Net income (loss) from continuing operations per
  common and common share--diluted.............. $   .13 $  (3.14) $  (1.78) $  (2.10) $   (6.65)
Weighted average common and common equivalent
  Shares outstanding--basic.....................   6,992    7,552     8,918    14,019     15,958
Weighted average common and common equivalent
  Shares outstanding--diluted...................   7,561    7,552     8,918    14,019     15,958

                                                                      At December 31,
                                                        -------------------------------------------
                                                         1997     1998     1999      2000    2001
                                                        ------- --------  -------  -------- -------
SELECTED STATEMENT OF OPERATIONS DATA
Working capital (deficiency)........................... $15,826 $(19,554) $   (36) $ 28,311 $(4,968)
Total assets...........................................  23,482   70,770   133,58   169,956  35,744
Long-term debt, net of current maturities..............      16    1,541   22,202    25,000   4,600
Loans from related companies, net of current maturities     202   12,519    4,000        --      --
Stockholders' equity...................................  20,371    8,892   72,221   117,730  13,893

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

   Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero and at the server level with the Geneva Integration products. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

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

   This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See ''Item 1. Business--Forward Looking and Cautionary Statements.''

   The Company's results of operations include the operations of the Company and its subsidiaries. Operations for the subsidiaries acquired during 2000 and 1999 are included from the date of acquisition. Accordingly, the 2001, 2000, and 1999 results of operations include the operations of StarQuest Software, Inc. ("StarQuest"), Template, Seer, and Momentum Software Corporation ("Momentum") since November 28, 2000, December 27, 1999, December 31, 1998, and March 26, 1998, respectively. Unless otherwise indicated, all information is presented in thousands ('000s) except share amounts.

   As a result of the Company's acquisition activity, the nature of its operations has changed significantly from 1998 to 2001. In March 1998 the Company acquired Momentum, primarily for its XIPC messaging product. The XIPC product has been sold on a stand-alone basis as well as incorporated into the Company's Geneva Message Queuing product, which was internally developed. The acquisition of Seer in December 1998 provided the Seer*HPS application engineering technology as well as significant international operations. Seer*HPS was subsequently renamed Geneva AppBuilder. In early 1999, the Company introduced its first Enterprise Application Integration ("EAI") product, Geneva Integration Broker, which was developed internally. As the Company moved more solidly into the EAI market, it acquired Template in December 1999. The acquisition of Template primarily provided the Company its Enterprise Integration Template and Business Process Template and additional experienced services professionals trained on Template's products. These products were subsequently renamed Geneva Enterprise Integrator and Geneva Business Process Automator. The Company disposed of certain Template consulting operations during early 2000, which were not related to its products and determined to be non-strategic to the Company's future.

      In August 2000, the Company acquired the rights to Cicero, a comprehensive integrated desktop computer environment from Merrill Lynch, Pierce, Fenner & Smith Incorporated in exchange for 1,000,000 shares of its common stock valued at $22,750. The cost of the technology acquired has been capitalized and amortized over a three year period.

   In November 2000, the Company acquired StarQuest. The total purchase price of the acquisition was $11,638 and has been accounted for by the purchase method of accounting. As a result of the acquisition of StarQuest, the Company gained an additional product that would enhance its ability to provide integration to Cisco platforms.

   Due to the Company's acquisition and divestiture activities, year-to-year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of the Company's pursuit of a growth strategy focusing on its software product sales and synergies gained as a result of eliminating duplicative functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into Level 8. Pro forma comparisons are therefore not necessarily meaningful either. In 2001, the Company shifted its primary focus from selling multiple Enterprise Application Integration ("EAI") products to selling Cicero, a desktop integration package, to the financial services industry with a decreased focus on services. Further, during the last two fiscal quarters of 2001, the Company sold most of the products that comprised its Messaging and Application Engineering segment and thus will have significantly reduced revenue streams within that segment.

Business Strategy

   During the second quarter of 2001, management reassessed how the Company would be managed and how resources would be allocated. Management now makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration Products, (2) System Integration Products and (3) Messaging and Application Engineering Products. Previous reportable segments were: (1) software, (2) maintenance, (3) services, and (4) research and development.

   The principal product in the Desktop Integration segment is Cicero. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications.

   The products that make up the Systems Integration segment are Geneva Enterprise Integrator and Geneva Business Process Automator. Geneva Enterprise Integrator is an integration tool that provides unified, real-time views of enterprise business information for eBusiness applications. Geneva Business Process Automator is a product designed to work with Geneva Enterprise Integrator for automating the many business processes that an organization uses to run its operations and enables the automation of information workflows spanning front and back office systems.

   The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC and Geneva AppBuilder. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. Geneva Message Queuing is an enterprise connectivity product for Microsoft and non-Microsoft applications. The primary use is for transactional, once and only once connectivity of Window-based Web applications to back-office information resources like mainframes and other legacy systems. Geneva XIPC provides similar delivery of information between applications. While Geneva Message Queuing is based around a Microsoft standard, Geneva XIPC is for use with Linux and other brands of UNIX operating systems. Geneva AppBuilder is a set of application engineering tools that assists customers in developing, adapting and managing enterprise-wide computer applications for the Internet/intranets and client/server networks.

   On October 1, 2001, the Company completed the sale of its Geneva AppBuilder product. Under the terms of the agreement, the Company sold the rights, title and interest in the Geneva AppBuilder product along with all receivables, unbilled and deferred revenues as well as all maintenance contracts. The Geneva AppBuilder product accounted for approximately 79% of total revenue within the Messaging and Application Engineering segment and approximately 59% of total revenue for all segments. As more fully described in Notes 3 and 8 to the Consolidated Financial Statements, the Company received approximately $19 million in cash plus a note receivable for $1 million due February 2002. The Company subsequently liquidated $22 million of its short-term debt using the proceeds received and cash on hand. As part of the sale transaction, approximately 100 employees were transferred over to the acquiring company who also assumed certain facility and operating leases and entered into a sublease arrangement at the Cary, North Carolina facility. While future revenues will be negatively impacted by the sale of Geneva AppBuilder, the associated costs of doing business will be positively impacted by the overall reduction in operating costs.

   During the quarter ended September 30, 2001, the Company sold two of its messaging products--Geneva Message Queuing and Geneva XIPC to Envoy Technologies, Inc. for $50 in cash and a note receivable for $400. Under the terms of the agreement, Envoy acquired all rights, title and interest to the products along with all customer and maintenance contracts.

Results of Operations

   The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue.

                                                Year Ended December 31,
                                                ----------------------
                                                 2001    2000    1999
                                                ------   -----   -----
        Revenue:
           Software............................   10.4 %  55.7 %  30.3 %
           Maintenance.........................   50.0 %  19.3 %  28.3 %
           Services............................   39.6 %  25.0 %  41.4 %
                                                ------   -----   -----
               Total...........................  100.0 % 100.0 % 100.0 %
        Cost of revenue:
           Software............................   73.5 %  11.9 %   8.0 %
           Maintenance.........................   16.4 %   6.9 %  10.2 %
           Services............................   34.5 %  22.6 %  36.4 %
                                                ------   -----   -----
               Total...........................  124.4 %  41.4 %  54.6 %
        Gross profit...........................  (24.4)%  58.6 %  45.4 %
        Operating expenses:
           Sales and marketing.................   59.5 %  42.6 %  22.7 %
           Research and product development....   35.1 %  10.7 %  12.8 %
           General and administrative..........   54.9 %  15.3 %  12.9 %
           Amortization intangible assets......   45.1 %  17.2 %  13.2 %
           In-process research and development.    0.0 %   2.2 %   5.6 %
           Write-off of intangible assets......  193.5 %    --      --
           Loss on disposal of asset...........  (28.0)%   0.5 %    --
           Restructuring, net..................   38.2 %    --     0.7 %
                                                ------   -----   -----
               Total...........................  398.3 %  88.5 %  67.9 %
           Loss from operations................ (422.7)% (29.9)% (22.5)%
           Other income (expense), net.........  (39.1)%  (3.1)%  (5.4)%
                                                ------   -----   -----
           Loss before taxes................... (461.8)% (33.0)% (27.9)%
           Income tax provision................    2.2 %   1.3 %   1.4 %
                                                ------   -----   -----
           Net loss............................ (464.0)% (34.3)% (29.3)%
                                                ======   =====   =====

   The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                        2001 2000 1999
                                        ---- ---- ----
                          United States  31%  54%  33%
                          Europe.......  60%  35%  56%
                          Asia Pacific.   3%   2%   7%
                          Middle East..   4%   8%   3%
                          Other........   2%   1%   1%
                                        ---  ---  ---
                             Total..... 100% 100% 100%
                                        ===  ===  ===

   The table below presents information about reported segments for the twelve months ended December 31, 2001:

                              Desktop           Systems      Messaging/Application
                            Integration       Integration         Engineering            TOTAL
                         ----------------- ----------------- --------------------- -----------------
                         December 31, 2001 December 31, 2001   December 31, 2001   December 31, 2001
                           Twelve Months     Twelve Months       Twelve Months       Twelve Months
                               Ended             Ended               Ended               Ended
                         ----------------- ----------------- --------------------- -----------------
Total revenue...........     $    134           $ 5,744             $16,781            $ 22,659
Total cost of revenue...        9,427             5,103              13,667              28,197
Gross profit/(loss).....       (9,293)              641               3,114              (5,538)
Total operating expenses       18,858             7,840               7,179              33,877
EBITA...................     $(28,151)          $(7,199)            $(4,065)           $(39,415)

   A reconciliation of segment operating expenses to total operating expense for fiscal year 2001:

                                                      2001
                                                     -------
                   Segment operating expenses....... $33,877
                   Amortization of intangible assets  10,212
                   Impairment of intangible assets..  43,853
                   (Gain)/loss on disposal of assets  (6,346)
                   Restructuring, net...............   8,650
                                                     -------
                   Total operating expenses......... $90,246
                                                     =======

   The table below presents information about previously reported segments for the fiscal years ended December 31:

                                2001              2000              1999
                          ----------------  ----------------  ---------------
                           Total   Total     Total   Total     Total   Total
                          Revenue  EBITA    Revenue  EBITA    Revenue  EBITA
                          ------- --------  ------- --------  ------- -------
 Software................ $ 2,367 $(35,120) $45,998 $ (6,338) $16,030 $(2,549)
 Maintenance.............  11,328    5,987   15,967    9,312   14,981   8,819
 Services................   8,964   (2,336)  20,626     (958)  21,909    (116)
 Research and development      --   (7,946)      --  (10,324)      --  (7,767)
                          ------- --------  ------- --------  ------- -------
 Total................... $22,659 $(39,415) $82,591 $ (8,308) $52,920 $(1,613)
                          ======= ========  ======= ========  ======= =======

   A reconciliation of total segment EBITA to net loss for the fiscal years ended December 31:

                                                2001       2000      1999
                                              ---------  --------  --------
   Total EBITA............................... $ (39,415) $ (8,308) $ (1,613)
   Amortization of intangible assets.........   (10,212)  (14,191)   (6,959)
   Impairment of intangible assets...........   (43,853)       --        --
   Gain/(loss) on disposal of assets.........     6,346      (379)       --
   In-process research and development.......        --    (1,800)   (2,944)
   Restructuring.............................    (8,650)       --      (383)
   Interest and other income/(expense), net..    (8,850)   (2,626)   (2,858)
                                              ---------  --------  --------
   Net loss before provision for income taxes $(104,634) $(27,304) $(14,757)
                                              =========  ========  ========

   EBITA represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets and impairment charges. The Company uses EBITA to measure segment performance and profitability. EBITA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning EBITA one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITA as defined herein may not be comparable to similarly titled measures reported by other companies.

Years Ended December 31, 2001, 2000, and 1999

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

   The Company's revenues vary from quarter to quarter, due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of the Company's sales force. The Company typically does not have any material backlog of unfilled software orders and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility of the price of the Company's common stock.

   Total revenues decreased 73% in 2001 from 2000 and increased 56% from 1999 to 2000. The significant decrease in revenues in 2001 is the result of the Company's new focus on its newly developed Cicero product, the redevelopment of the Geneva Enterprise Integrator and Business Process Automator products under the J2EE platform which has delayed sales of such products, the sale of substantially all of its Messaging and Application Engineering products as well as a general slowing of the economy. The increase in revenues in 2000 over 1999 is primarily attributable to the acquisitions of companies and technologies disclosed above. Gross profit margins were (24)%, 59% and 45% for 2001, 2000, and 1999, respectively.

   Software Products. Software product revenue decreased approximately 95% in 2001 from those results achieved in 2000 and increased 187% in 2000 as compared to 1999. The substantial decrease in 2001 is the direct result of the Company's change in strategic focus to the Cicero product and the desktop integration market, a general slowing of the economy and the sale of the Messaging and Application Engineering products during the year. The increase in revenues in fiscal 2000 from fiscal 1999 is primarily attributable to the impact of the acquisitions discussed earlier. For the twelve months ended December 31, 2001, the Systems Integration segment accounted for 25% of total revenues while the Messaging and Application Engineering segment accounted for 74% of revenues. The Company changed its approach to managing and analyzing the business in May 2001 and adopted the line of business approach. Accordingly, there is no comparative data for the year ending December 31, 2000.

   The gross margin on software products was (604)%, 79% and 74% for the 2001, 2000 and 1999 years ended, respectively. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. The increase in cost of software was primarily due to amortization of capitalized software from the acquisition of the Cicero technology and StarQuest which was purchased in the third and fourth quarters of 2000, respectively and the $3,070 write-down of CTRC software to its net realizable value during the third quarter of 2001. The increase in gross margin dollars in fiscal 2000 from fiscal 1999 is the result of significant increases in product revenue from the Seer and Template acquisitions.

   The software product gross margin for the Desktop Integration segment was (19,602)%. The software product gross margin for the Systems Integration segment was (210)%. The software product gross margin on the Messaging and Application Engineering segment was (312)%. The Systems Integration and Messaging and Application Engineering segments experienced relatively high amounts of amortization of capitalized software.

   The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace. The Systems Integration segment revenue is anticipated to increase slightly from fiscal 2001 levels with gross margin remaining relatively consistent. The Messaging and Application Engineering segment revenue is expected to decrease significantly along with related expenses as the majority of the products comprising this segment have been sold.

   Maintenance. Maintenance revenue for the year ended December 31, 2001 decreased by approximately 29% or $4,639 as compared to the results for the year ended December 31, 2000. The decline in overall maintenance revenues is primarily due to the sale of the majority of the Messaging and Application Engineering products at the beginning of the fourth quarter of 2001 as well as the attrition effect of maintenance customers not offset by new product sales.

   The Desktop Integration segment accounted for approximately .5% of total maintenance revenue for the year as Cicero was not launched until the late summer. The Systems Integration segment accounted for 64.4% of total maintenance revenues and the Messaging and Application Engineering segment accounted for approximately 35.1% of total maintenance revenues.

   Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance products increased slightly for the year ended December 31, 2001 to 67%, up from 64% in the previous two years.

   The Desktop Integration segment had a negative gross margin for the year ended December 31, 2001 as the Cicero product is still in its infancy. The Systems Integration segment had a gross margin of 76.7% for the year while the Messaging and Application Engineering segment had a gross margin of 69.6% for the year. As above, the Company adopted the line of business approach in managing its operations in April 2001 and as such, there is no comparative data for prior years.

   Maintenance revenues are expected to increase, primarily in the Desktop Integration segment and the System Integration segment. The majority of the products comprising the Messaging and Application Engineering segment have been sold and thus future revenues will be significantly lower as will the cost of maintenance associated with this segment. The cost of maintenance should increase slightly for the Desktop Integration segment while remaining constant for the System Integration segment.

   Services. Services revenue for the year ended December 31, 2001 decreased by approximately 57% over the same period in 2000 and decreased by 6% in 2000 from 1999. The decline in service revenues in 2001 is primarily attributable to the decline in software sales as well as a reduction in capacity. The decline in service revenues in 2000 from those achieved in 1999 is attributable to a general under utilization of service personnel in the period.

   The Systems Integration segment accounted for approximately 33% of the total services revenue while the Messaging and Application Engineering segment accounted for approximately 67% of service revenue.

   Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were 13%, 10% and 12% for the years ended 2001, 2000 and 1999 respectively.

   Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The service revenues in the System Integration segment are expected to remain fairly constant with improved margins from a more efficient utilization of personnel. The Messaging and Application Engineering segment service revenues will decrease dramatically as the majority of the relevant products have been sold.

   Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 62% or approximately $21,692 due to a reduction in the Company's sales and marketing workforce as well as decreased promotional activities. Sales and marketing expenses increased by 193% or approximately $23,168 in 2000 due to increased promotional costs resulting from the Seer and Template acquisitions.

   Sales and marketing expenses are expected to continue to decrease along all product lines, primarily due to the restructuring efforts completed in the first and second quarters of 2001. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

   Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 10% in 2001 over the same period in 2000 and increased by 30% in 2000 as compared to the same period in 1999. The decrease in costs in 2001 are the result of the restructuring efforts completed during the first two quarters of that year and the ability to capitalize certain development costs during the year. The increase in costs in 2000 as compared to 1999 is the result of increased head counts in the development staff as a result of the Template Software acquisition.

   The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

   General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2001 decreased by 2% over the prior year. In fiscal 2000, general and administrative expenses increased by 86%. Although the percentage increase in general and administrative costs for fiscal 2001 was minimal, the expenses do include a charge of approximately $3.8 million from a significant customer who filed for Chapter 11 Bankruptcy. The increase in general and administrative expenses in 2000 from 1999 is the result of increased professional fees and personnel costs primarily from the Company's acquisition activities.

   General and administrative expenses are expected to decrease going forward primarily due to the restructuring plan implemented in the first two quarters of 2001 as well as a reduction in costs associated with the sale of Geneva AppBuilder, which was sold on October 1, 2001.

   Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets was $10.2 million, a decrease of 28% over the same period in 2000. The reduction in amortization expense is primarily attributable to the sale of Geneva AppBuilder on October 1, 2001 as well as the effect of an impairment on the intangible assets acquired from Template Software and an impairment on the intangible assets acquired from StarQuest. At December 31, 2001, there is no remaining goodwill on the Company's balance sheet.

   Restructuring. In the first quarter of 2001, the Company announced and began implementation of an operational restructuring to reduce its operating costs and streamline its organizational structure. As a result of this initiative, the Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001 and an additional charge of $2,000 for the quarter ended June 30, 2001. Restructuring charges have been classified in "Restructuring" on the consolidated statements of operations. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and all administrative functions.

   The restructuring plan included the termination of 191 employees, all of whom had been notified by June 30, 2001 and terminated by December 31, 2001. The plan included a reduction of 83 personnel in the European operations and 108 personnel in the US operations. Employee termination costs comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

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

   Marketing obligations related to contracts and services relating to the prior focus of the Company and are no longer expected to be utilized.

   Other miscellaneous restructuring costs include professional fees, royalty commitments, recruiting fees, excess equipment and other miscellaneous expenses directly attributable to the restructuring.

   The following table sets forth a summary by category of accrued expenses and cash paid as of December 31, 2001:

                                           Expense Non-Cash Cash Paid Accrued
                                           ------- -------- --------- -------
   Employee termination................... $5,319  $(1,045)  $(4,231)  $ 43
   Excess office facilities...............  2,110     (156)   (1,307)   647
   Marketing obligations..................    288       --      (235)    53
   Royalty commitments....................    725     (360)     (365)    --
   Other miscellaneous restructuring costs    208       --       (98)   110
                                           ------  -------   -------   ----
   Total.................................. $8,650  $(1,561)  $(6,236)  $853
                                           ======  =======   =======   ====

   The Company believes the accrued restructuring costs of $853 of December 31, 2001 represents its remaining cash obligations for the restructuring charges indicated above.

   During the fourth quarter of 1999, the Company reorganized its existing operations due to its acquisition of Template. The Company's restructuring included a management change in its development and operations areas, the abandonment of certain leased facilities, and closure of its French subsidiary. The Company recorded a restructuring charge of $.55 million, which consisted of approximately $.28 million in costs associated with improving leased space to be subleased, approximately $.23 million in personnel-related charges, and approximately $.04 million in legal and accounting fees to close its French subsidiary.

   Impairment of Intangible Assets. In May 2001, management reevaluated and modified its approach to managing the business and opted to conduct business and assess the performance of operations under a line-of-business approach. As such, the Company performed an assessment of the recoverability of its long-lived assets under a line-of-business approach, representing a change in accounting principle inseparate from the effect of the change in accounting estimates. This represents an accounting change from the Company's previous policy of assessing impairment of intangible assets at the enterprise level which is accounted for as a change in estimate.

The change is reflects management's changed approach to managing the business. The results of an analysis of undiscounted cash flows for each reporting segment indicated that an impairment had occurred in the Systems Integraton segment (i.e. intangible assets acquired in the Template acquisition). The Company then estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values. The Company reduced the carrying value of these intangible assets by approximately $21,824 as of March 31, 2001 which approximates a net income affect of $1.37 per share.

   During the third quarter of 2001, the Company was notified by one of its resellers that they would no longer engage in re-sales of the Company's CTRC product, a component of the Messaging and Application Engineering segment. This reseller accounted for substantially all of the CTRC product sales. As a result, the Company performed an assessment of the recoverability of the Messaging and Application Engineering segment. The results of the Company's analysis of undiscounted cash flows indicated an impairment. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated the carrying value of these intangible assets exceeded their fair market values. The Company has reduced the carrying value of the intangible assets and software product technology by approximately $7,929 and 3,070, respectively, as of September 30, 2001.

   At December 31, 2001, the Company reassessed the recoverability of its long-lived assets. Using actual undiscounted cash flows where applicable and adjusting projections to reflect updated market conditions and industry trends, the Company identified that a further impairment had occurred with regards to the intangible assets recorded in the Systems Integration segment. Using a discounted future cash flow technique, it was determined that the carrying value of these assets exceeded their fair market value by approximately $14,100. Accordingly, the Company reduced the carrying value of those intangible assets by that amount at December 31, 2001.

   Provision for Taxes. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2001 or 2000. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the year ended December 31, 2001 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

   EBITA. EBITA represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. EBITA for the twelve months ended December 31, 2001 was ($39.4) million as compared to ($8.3) million for the same period of the previous year. The increase in the loss before income taxes, interest and other income and expense, amortization of goodwill, restructuring charges, gain or loss on sale of assets and impairment charges is primarily attributable to the decline in revenues as noted above.

   EBITA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning EBITA one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITA as defined herein may not be comparable to similarly titled measures reported by other companies.

   Impact of Inflation. Inflation has not had a significant effect on the Company's operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

   The Company utilized $23.2 million of cash for the twelve months ended December 31, 2001.

   Operating activities utilized approximately $19.4 million of cash, which is primarily comprised of the loss from operations of $105 million, offset by non-cash charges for depreciation and amortization of approximately $27.8 million and non-cash charges for impairment of intangible assets and software product technology of $46.9 million, $3.8 million for the realized loss on certain marketable securities, and a provision for bad debts in the amount of $3.8 million. In addition, the company, had a reduction in accounts receivable of $10.5 million and used approximately $5.3 million in fulfillment of its obligations to its creditors through its accounts payable.

   On April 18, 2001, a significant customer voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Due to the uncertainty of collection of this debt, the Company wrote-off $3.8 million of related accounts receivable, which was charged to general and administrative expenses in the consolidated statements of operations.

   The Company generated approximately $20.2 million in cash from investing activities, which is comprised of approximately $19.8 million in proceeds from the sale of assets, including Geneva AppBuilder, and $2.2 million from assets being held for resale offset by capitalization of product software technology of $2.3 million. Geneva AppBuilder accounted for approximately 79% of total revenue within the Messaging and Application Engineering segment and approximately 59% of total revenue for all segments. The Messaging and Application Engineering segment for the year ended December 31, 2001 generated EBITA of $(4,065).

   The Company utilized approximately $23.6 million of cash during the year for financing activities for the payment of bank debt ($24.0 million) and the payment of dividends (approximately $1.3 million) offset by $1.6 million from bridge financing arrangements.

   By comparison, in 2000, the Company generated approximately $17.3 million in cash during the year.

   Net cash used in operations during 2000 was approximately $5.9 million, which is primarily comprised of the net loss for the period of $28.4 million and approximately $4.7 million for fulfillment of vendor obligations and restructuring charges, offset by non-cash charges for depreciation and amortization of approximately $26.1 million, a provision for doubtful accounts of approximately $.5 million and a $2.3 million reduction in accounts receivable.

   Net cash used for investing activities during 2000 was $8.6 million which consisted of approximately $4.0 million for the purchase of marketable securities, approximately $2.0 million for capital equipment purchases, an investment in a privately held concern for approximately $.4 million, capitalization of software technology of approximately $.7 million and approximately $2.6 million for businesses acquired offset by $1.8 million of cash received from those acquisitions.

Financing Activities

   The Company funded its cash needs during the year ended December 31, 2001 with cash on hand from December 31, 2000 and with cash from operations.

   The Company has a $3,000 term loan bearing interest at LIBOR plus 1% (approximately 3.13% at December 31, 2001), which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz, the Company's principal shareholder. During 2000, the loan and guaranty were amended to extend the due date from May 31, 2001 to November 30, 2001 and to provide the Company with additional borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company's common stock. Based upon the fair market value of the issued, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the as a component of interest expense over the term of the guaranty.

   The Company is attempting to secure a revolving credit facility and on an interim basis has entered into an agreement with two of the executive officers of the Company, which provides for borrowings up to $250 and is secured by accounts and notes receivable. The Company is in negotiations with several external lenders to replace the interim revolving credit facility.

   In October 2001, the Company entered into an exchange agreement with its existing preferred shareholders. Under the terms of the agreement, the holders of the Series A and Series B 4% Convertible Redeemable Preferred Stock and related warrants received an equal number of newly issued Series A1 and Series B1 Convertible Redeemable Preferred Stock and related warrants. The conversion price of both the Series A1 and Series B1 Preferred Stock has been reduced by 16.7% and 50% respectively, which increases the number of shares of common stock to be issued upon conversion of the Preferred Stock by approximately 1.4 million shares. Additionally, the exercise price for the warrants received in the exchange has been reduced to $1.77 per share and the call prices have been reduced accordingly to $5.00 per share for the Series A1 warrants and $7.50 per share for the Series B1 warrants. The difference in the fair value of the instruments prior to the exchange and subsequent to the exchange has been recorded as a dividend to preferred shareholders in the accompanying Statement of Stockholders Equity.

   In return, the preferred shareholders have agreed to waive all future dividend payments which approximated $1.7 million per year and modify the anti-dilution provisions that existed under the Series A and Series B Preferred Stock. The Company may issue up to 3 million shares of common stock, warrants, preferred stock or other securities without triggering any anti-dilution provisions.

   Subsequent to December 31, 2001, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was sold at $1.50 per share and warrants to purchase additional shares were issued at an exercise price of $2.75 per share. This offering closed on January 16, 2002. The Company sold 2,381,952 shares of common stock for a total of $3.5 million and granted 476,396 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share. Further offerings of securities by the Company would trigger the anti-dilution provisions of the Series A1 and Series B1 Preferred Stock and related warrants.

   At December 31, 2001, the Company had received approximately $1.6 million in interest free bridge financing, which was convertible to common stock subject to closing conditions. This amount has been reflected in the accompanying consolidated balance sheet as short-term debt.

   The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. At December 31, 2001, the Company had a working capital deficiency of approximately $5.0 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product--Cicero. Accordingly, there may be doubt that the Company can continue as a going concern. To address these issues, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers. Additionally, the Company has successfully completed a private financing round wherein it raised approximately $3.5 million of new funds from several investors. Management is evaluating non-strategic asset sales with third parties and has retained an investment banker to assist in the evaluation. Management expects that it would be successful, if deemed appropriate, in the sale of non-strategic assets. The Company closed the financing disclosed above, expects to be able to raise additional capital and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management will be successful in executing as anticipated or in a timely enough manner. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

Contractual Obligations

   Future minimum lease commitments on operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

                             Lease                Lease
                          Commitments Sublease Commitments
                             Total     Income      Net
                          ----------- -------- -----------
                     2002   $3,305    $(1,198)   $2,107
                     2003    2,780       (974)    1,806
                     2004    2,022       (436)    1,586
                     2005    1,821       (290)    1,531
                     2006    1,537       (274)    1,263
                                                 ------
                                                 $8,293
                                                 ------

Euro Conversion

   Several European countries adopted a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. The Company believes its internal systems are Euro capable.

   Further, the Company does not presently expect the introduction of the Euro currency to have material adverse impact on the Company's financial condition, cash flows, or results of operations.

Significant Accounting Policies and Estimates

   The policies discussed below are considered by us to be critical to an understanding of our financial statements because they require us to apply the most judgment and make estimates regarding matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. With respect to the policies discussed below, we note that because of the uncertainties inherent in forecasting, the estimates frequently require adjustment.

   Our financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and accounts receivable and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the financial statements. Our actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

   We consider the most significant accounting policies and estimates in our financial statements to be those surrounding: (1) revenues; (2) allowance for doubtful accounts; (3) valuation of notes receivable; (4) valuation of goodwill and long-lived assets; (5) capitalization and valuation of software product technology; (6) valuation of deferred tax assets; and (7) restructuring reserves. These accounting policies, the basis for any estimates and potential impact to our Consolidated Financial Statements, should any of the estimates change, are further described as follows:

   Revenues. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. For multiple-element arrangements, we apply the "residual method". According to the residual method, revenue allocated to the undelivered elements is allocated based on vendor specific objective evidence ("VSOE") of fair value of those elements. VSOE is determined by reference to the price the customer would be required to pay when the element is sold separately. Revenue applicable to the delivered elements is deemed equal to the remainder of the contract price. The revenue recognition rules pertaining to software arrangements are complicated and certain assumptions are made in determining whether the fee is fixed and determinable and whether collectability is probable. For instance, in our license arrangements with resellers, estimates are made regarding the reseller's ability and intent to pay the license fee. Our estimates may prove incorrect if, for instance, subsequent sales by the reseller do not materialize. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results.

   Revenues from services include fees for consulting services and training. Revenues from services are recognized on a time and materials basis as the services are performed and amounts due from customers are deemed collectible and non-refundable. Revenues from fixed price service agreements are recognized on a percentage of completion basis in direct proportion to the services provided. To the extent the actual time to complete such services varies from the estimates made at any reporting date, our revenue and the related gross margins may be impacted in the following period.

   Allowance for Doubtful Accounts. In addition to assessing the probability of collection in conjunction with revenue arrangements, we continually assess the collectability of outstanding invoices. Assumptions are made regarding the customer's ability and intent to pay and are based on historical trends, general economic conditions, and current customer data. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to bad debt expense.

   Valuation of Notes Receivable. We continually assess the collectability of outstanding notes receivable. Assumptions are made regarding the counter party's ability and intent to pay and are based on historical trends and general economic conditions, and current customer data. Should our actual experience with respect to collections differ from our initial assessment, we could incur expense in future periods.

   Valuation of Goodwill and Long-Lived Assets. We review long-lived assets, goodwill and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When factors indicate that an intangible or long-lived asset should be evaluated for possible impairment, an estimate of the related asset's undiscounted future cash flows over the remaining life of the asset will be made to measure whether the carrying value is recoverable. Any impairment is measured based upon the excess of the carrying value of the asset over its estimated fair value which is generally based on an estimate of future discounted cash flows. For the year ended December 31, 2001, we recorded impairments of goodwill and intangible assets of $43,853, as a result of several events occurring throughout 2001. As of December 31, 2001, the Company had no remaining intangibles recorded.

   Capitalization and Valuation of Software Product Technology. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of software revenue. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, we review software product technology assets for net realizable value at each balance sheet date. For the year ended December 31, 2001, the Company recorded a write down of software product technology totaling $3,070. Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time.

   Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2001, we had a valuation allowance of $68,324 against $68,324 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

   Restructuring Reserves. As mentioned in Note 19 of our consolidated financial statements, we incurred restructuring charges totaling $8,650 during the year ended 2001. At December 31, 2001, the restructuring liabilities that remain totaled $853. Of this amount, $43 is related to employee termination benefits that we expect to be paid in early 2002. The remaining $810 is for estimated future payments, primarily for rent in excess of anticipated sublease income. Certain assumptions went into this estimate including sublease income expected to be derived from these facilities. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

   Approximately 68% of the Company's 2001 revenues were generated by sales outside the United States. The Company is exposed to risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of accumulated other comprehensive income or loss in shareholders' equity.

Item 8.  Financial Statements And Supplementary Data

   The information required by this item appears beginning on page F-1 of this report. See Items 14(a)(1) and (2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   On July 11, 2000, Level 8 appointed Deloitte & Touche LLP as its independent auditors. On July 10, 2000, Level 8 dismissed PricewaterhouseCoopers LLP as its independent auditors. The decision to change independent auditors was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors. During the two most recent fiscal years and any subsequent interim period, none of the Company's independent accountant's reports on the Company's financial statements contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

   The information required by this item is incorporated by reference to information to be included under the captions "Election of Directors--Director Compensation" and "--Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is incorporated by reference to information to be included under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

   The information required by this item is incorporated by reference to information to be included under the caption, "Certain Relationships and Related Party Transactions" and "Election of Directors--Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


   (a) 1.  Financial Statements

          The following financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

          Independent Auditors' Report

          Report of Independent Accountants

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       3.  Exhibits

          The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

          On October 17, 2001 Level 8 Systems filed a Form 8-K reporting the exchange of its Series A Preferred Stock and Series B Preferred Stock for newly issued Series A1 Preferred Stock and Series B1 Preferred Stock.

          On October 16, 2001 Level 8 Systems filed a Form 8-K reporting the completion of its asset sale agreement by and between Level 8 and BluePhoenix Solutions (formerly AppBuilder Solutions B.V.), a wholly owned subsidiary of Liraz Systems Ltd.

   (c) Exhibits

Exhibit
Number                                              Description
------                                              -----------
 2.1    Agreement and Plan of Merger dated as of October 2, 2000 by and among Level 8 Systems, Inc.,
        Level 8 Technologies Acquisition Corp. and StarQuest Software, Inc. (incorporated by reference to exhibit 10.39 to Level 8's Quarterly Report on Form 10-Q for the period ended September 30, 2000
        (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange
        Commission upon request)).

 2.2    Asset Purchase Agreement dated as of August 8, 2001 by and between Level 8 Systems, Inc. and
        AppBuilder Solutions B.V. (incorporated by reference to Exhibit 2.1 to Level 8's Form 8-K filed
        August 8, 2001) (exhibits and schedules omitted but will be furnished supplementally to the
        Securities and Exchange Commission upon request)).

 3.1    Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.1 to Level 8's Registration Statement on Form S-1/A, filed September 22,
        2000, File No. 333-44588).

 3.2    Bylaws of Level 8 Systems, Inc., a Delaware corporation (filed herewith).

 3.3    Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock
        (incorporated by reference to exhibit 3.1 to Level 8's Report on Form 8-K, filed October 17, 2001).

 3.4    Certificate of Designation relating to Series B1 Convertible Redeemable Preferred Stock
        (incorporated by reference to exhibit 3.2 to Level 8's Report on Form 8-K, filed October 17, 2001).

 4.1    Registration Rights Agreement dated as of January 16, 2002 by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement listed on Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 25, 2001).

 4.2    Registration Rights Agreement dated as of January 3, 2002 between Level 8 Systems, Inc. and
        MLBC, Inc. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed
        January 11, 2002).

 4.3    Registration Rights Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the Series A investors named on the signature pages thereof (incorporated by reference to exhibit 10.3 to
        Level 8's Report on Form 8-K filed July 23, 1999).

4.3A    First Amendment to Registration Rights Agreement dated as of October 16, 2001, to the Registration
        Rights Agreement dated as of June 29, 1999, by and among Level 8 Systems, Inc. and the Series A1 investors named on the signature pages thereof (incorporated by reference to exhibit 10.4 to
        Level 8's Form 8-K, filed October 17, 2001).

 4.4    Registration Rights Agreement dated July 20, 2000 among Level 8 Systems, Inc. and the Series B investors named on the signature pages thereof (incorporated by reference to exhibit 10.5 to
        Level 8's Report on Form 8-K, filed July 31, 2000).

4.4A    First Amendment to Registration Rights Agreement dated as of October 16, 2001, to the Registration
        Rights Agreement dated as of July 20, 2000, by and among Level 8 Systems, Inc. and the Series B1 investors named on the signature pages thereof (incorporated by reference to exhibit 10.5 to
        Level 8's Form 8-K, filed October 17, 2001).

 4.5    Registration Rights Agreement, dated June 13, 1995, between Level 8 Systems, Inc. and Liraz
        Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

4.5A    First Amendment to Registration Rights Agreement dated as of August 8, 2001, to the Registration
        Rights Agreement dated as of June 13, 1995, by and between Across Data Systems, Inc. (Level 8's predecessor) and Liraz Systems Ltd. (incorporated by reference to exhibit 4.1 to Level 8's Report on
        Form 8-K, filed August 14, 2001).

Exhibit
Number                                              Description
------                                              -----------
  4.6   Form of Registration Rights Agreement among Level 8 Systems, Inc. and the former holders of
        Series E Preferred Stock of StarQuest Software, Inc. (incorporated by reference to exhibit 4.11 to
        Level 8's Annual Report on Form 10-K, filed March 29, 2001).

  4.7   Form of Registration Rights Agreement among Level 8 Systems, Inc. and the former debtholders of
        StarQuest Software, Inc. (incorporated by reference to exhibit 4.12 to Level 8's Annual Report on
        Form 10-K, filed March 29, 2001).

  4.8   Form of Stock Purchase Warrant issued to the Purchasers in the January Private Placement
        (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed January 25, 2002).

  4.9   Form of Stock Purchase Warrant issued to the investors in Series A1 Preferred Stock (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed October 17, 2001).

 4.10   Form of Stock Purchase Warrant issued to the investors in Series B1 Preferred Stock (incorporated by reference to exhibit 10.3 to Level 8's Report on Form 8-K, filed October 17, 2001).

 4.11   Form of Warrant issued to the former holders of Series E Preferred Stock of StarQuest Software, Inc.
        (incorporated by reference to exhibit 4.10 to Level 8's Annual Report on Form 10-K, filed March 29,
        2001).

 4.12   Form of Warrant(s) representing the 250,000 Level 8 warrants issued to the WCAS Parties
        (incorporated by reference to exhibit 8.2(A) to the Seer Technologies, Inc. Annual Report on
        Form 10-K for the year ended September 30, 1998, File No. 000-26194).

 10.1   Securities Purchase Agreement dated as of January 16, 2002 by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement (incorporated by reference to exhibit 10.1 to Level
        8's Report on Form 8-K, filed January 25, 2002).

 10.2   Purchase Agreement dated as of January 3, 2002 between Level 8 Systems, Inc. and MLBC, Inc.
        (incorporated by reference to exhibit 10.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

10.2A   Purchase Agreement dated July 31, 2000 between Level 8 Systems, Inc. and Merrill Lynch, Pierce,
        Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form
        8-K, filed August 11, 2000).

 10.3   Exchange Agreement dated as of October 16, 2001 among the Company and the investors named on the signature pages thereof (incorporated by reference to exhibit 10.1 to Level 8's Report on Form
        8-K, filed October 17, 2001).

10.3A   Securities Purchase Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series A Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999).

10.3B   Securities Purchase Agreement dated July 20, 2000 among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed July 31, 2000).

 10.4   Amended PCA Shell License Agreement dated as of January 3, 2002 between Level 8 Systems, Inc.
        and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K, filed January 11, 2002).

10.4A   PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner &
        Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed
        September 11, 2000).

 10.5   Promissory Note of Level 8 Systems, Inc. dated September 28, 2001 among Level 8 Systems, Inc.
        and Bank Hapoalim (filed herewith).

Exhibit
Number                                                 Description
------                                                 -----------
  10.6   Stockholders Agreement among Level 8 Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith
         Incorporated, Liraz Systems Ltd. and certain of its affiliates and Welsh, Carson, Anderson & Stowe
         VI, L.P. and certain of its affiliates (incorporated by reference to exhibit 10.3 to Level 8's Report on
         Form 8-K, filed September 11, 2000).

  10.7   License Agreement, dated as of December 17, 1998, between BULL and Template Software, Inc.
         (incorporated by reference to exhibit 10.31 to Template Software, Inc.'s Annual Report on Form
         10-K for the fiscal year ended December 31, 1998).

  10.8   Agreement, dated June 13, 1995, between the Company and Liraz (incorporated by reference to exhibit 10.23 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form
         S-1, filed May 12, 1995, File No. 33-- 92230).

  10.9   Master License Agreement dated October 24, 1996 by and between Merrill Lynch, Pierce, Fenner &
         Smith Incorporated and Seer Technologies, Inc. (incorporated by reference to exhibit 10.23 to
         Level 8's Annual Report on Form 10-K, filed March 29, 2001).

 10.9A   Schedule 4 to Master License Agreement dated September 30, 2000 by and between Merrill Lynch,
         Pierce, Fenner & Smith Incorporated and Level 8 Technologies, Inc. (incorporated by reference to exhibit 10.23A to Level 8's Annual Report on Form 10-K, filed March 29, 2001).

 10.10   Employment Agreement between Anthony Pizi and the Company effective January 1, 2002 (filed herewith).*

 10.11   Employment Agreement between John P. Broderick and the Company effective January 1, 2002
         (filed herewith).*

 10.12   Employment Agreement between Paul Rampel and the Company effective January 1, 2002 (filed herewith).*

 10.13   Promissory Note dated January 27 , 2001 of Paul Rampel in favor of Level 8 Systems, Inc. in the amount of $75,000 (incorporated by reference to exhibit 10.25 to Level 8's Annual Report on
         Form 10-K, filed March 29, 2001).

10.13A   Stock Pledge Agreement dated January 27, 2001 between Paul Rampel and Level 8 Systems, Inc.
         (incorporated by reference to exhibit 10.25A to Level 8's Annual Report on Form 10-K, filed
         March 29, 2001).

 10.14   Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated (incorporated by reference to exhibit 10.2 to Level 8's Registration Statement of Form S-1/A, filed September 22, 2000, File
         No. 333-44588).*

10.14A   Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (filed herewith).*

 10.15   Level 8's February 2, 1995 Non-Qualified Option Plan (incorporated by reference to exhibit 10.1 to
         Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed
         May 12, 1995, File No. 33-92230).*

 10.16   Template Software, Inc. 1992 Non-Statutory Stock Option Plan (incorporated by reference to an exhibit to Template Software, Inc.'s Registration Statement on Form S-1, filed on November 27,
         1996, File No. 333-17063).

 10.17   Template Software, Inc. 1992 Incentive Stock Option Plan (incorporated by reference to an exhibit to Template Software, Inc.'s Registration Statement on Form S-- 1, filed on November 27, 1996,
         File No. 333-17063).

 10.18   Lease Agreement for Cary, N.C. offices, dated March 31, 1997, between Seer Technologies, Inc. and
         Regency Park Corporation (incorporated by reference to exhibit 10.47 to Seer Technologies, Inc.'s
         Quarterly Report on Form 10-Q for the period ended March 31, 1997, File No. 000-26194).

Exhibit
Number                                               Description
------                                               -----------
10.18A   Addendum #1 to the Lease Agreement for Cary, N.C. offices, dated July 6, 1998 (incorporated by reference to exhibit 10.58 to Seer Technology Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 000-26194).

10.18B   Amendment to Lease Agreement for Cary, N.C. offices, dated January 21, 1999 (incorporated by reference to exhibit 10.21A to Level 8's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1998).

 10.19   Office Lease Agreement, dated April 25, 1996, between Template Software, Inc. and Vintage Park
         Two Limited Partnership (incorporated by reference to an exhibit to Template Software, Inc.'s
         Registration Statement on Form S-1, File No. 333-17063).

10.19A   Amendment to Office Lease Agreement, dated August 18, 1997, between Template Software, Inc.
         and Vintage Park Two Limited Partnership (incorporated by reference to an exhibit to Template
         Software, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File
         No. 000-21921).

 10.20   Lease Agreement, dated December 25, 1992, between Seer Technologies, Inc. and Capital &
         Counties (London, England) (incorporated by reference to exhibit 10.22 to Seer Technologies, Inc.'s
         Registration Statement on Form S-1, file No. 33-92050).

 10.21   Lease Agreement, dated October 8, 1997, between StarQuest Software, Inc. and Smith and Walters
         Inc. (incorporated by reference to exhibit 10.14 to Level 8's Annual Report on Form 10-K, filed
         March 29, 2001).

 10.22   Lease Agreement, dated February 23, 2001, between Level 8 Systems, Inc. and Carnegie 214
         Associates Limited Partnership (incorporated by reference to exhibit 10.15 to Level 8's Annual
         Report on Form 10-K, filed March 29, 2001).

  16.1   Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant, dated August 2,
         2000 (incorporated by reference to Exhibit 16 to Level 8's Report on Form 8-K/A filed August 2,
         2000, File No.000-26392).

  21.1   List of subsidiaries of the Company (filed herewith).

  23.1   Consent of Deloitte & Touche LLP (filed herewith).

  23.2   Consent of PricewaterhouseCoopers LLP (filed herewith).

--------
  * Management contract or compensatory agreement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LEVEL 8 SYSTEMS, INC.

                                               By:       /S/  ANTHONY C. PIZI
                                                   -----------------------------
                                                                 ANTHONY C. PIZI
                                                     Chairman of the Board and
                                                    Chief Executive Officer

                                               Date: April 1, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----


    /S/  ANTHONY C. PIZI      Chairman of the Board and     April 1, 2002
-----------------------------   Chief Executive Officer
       Anthony C. Pizi          (Principal Executive
                                Officer)

      /S/  PAUL RAMPEL        President and Director        April 1, 2002
-----------------------------
         Paul Rampel

   /S/  JOHN P. BRODERICK     Chief Financial               April 1, 2002
-----------------------------   Officer (Principal
      John P. Broderick         Financial and Accounting
                                Officer)

      /S/  FRANK ARTALE       Director                      April 1, 2002
-----------------------------
        Frank Artale

      /S/  JOHN BARBANO       Director                      April 1, 2002
-----------------------------
        John Barbano

      /S/  MICHEL BERTY       Director                      Apri 1, 2002
-----------------------------
        Michel Berty

      /S/  RICHARD DALY       Director                      April 1, 2002
-----------------------------
        Richard Daly

     /S/  THEODORE FINE       Director                      April 1, 2002
-----------------------------
        Theodore Fine

     /S/  BYRON VIELEHR       Director                      April 1, 2002
-----------------------------
        Byron Vielehr

                         INDEX TO FINANCIAL STATEMENTS

                               -----------------

                                   Contents

        Reports of Independent Accountants........................  F-2
        FINANCIAL STATEMENTS
        Consolidated Balance Sheets...............................  F-4
        Consolidated Statements of Operations.....................  F-5
        Consolidated Statements of Changes in Stockholders' Equity  F-6
        Consolidated Statements of Comprehensive Loss.............  F-7
        Consolidated Statements of Cash Flows.....................  F-8
        Notes to Consolidated Financial Statements................ F-11

                         INDEPENDENT AUDITORS' REPORT

                               -----------------

To the Board of Directors and Stockholders of
  Level 8 Systems, Inc.
Cary, North Carolina

   We have audited the accompanying consolidated balance sheets of Level 8 Systems, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows and comprehensive loss for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DELOITTE & TOUCHE LLP

Raleigh, North Carolina
March 25, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

                               -----------------

To the Board of Directors and Stockholders of Level 8 Systems, Inc.

   In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Level 8 Systems, Inc. (the "Company") and its subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
February 18, 2000

                             LEVEL 8 SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                               December 31, December 31,
                                                                                                   2001         2000
                                                                                               ------------ ------------
ASSETS
Cash and cash equivalents.....................................................................  $     698     $ 23,856
Available-for-sale securities.................................................................        155          588
Trade accounts receivable, net................................................................      2,297       21,066
Receivable from related party.................................................................      1,045
Notes receivable..............................................................................      1,977        1,700
Note receivable from related party............................................................      1,082          104
Assets held for sale..........................................................................         --        2,236
Prepaid expenses and other current assets.....................................................      2,044        5,987
                                                                                                ---------     --------
       Total current assets...................................................................      9,298       55,537
Property and equipment, net...................................................................      1,249        3,309
Intangible assets, net........................................................................         --       65,422
Software product technology, net..............................................................     24,406       41,743
Note receivable...............................................................................        500        1,000
Note receivable from related party............................................................         --          396
Investment in Access International............................................................         --        1,600
Other assets..................................................................................        291          949
                                                                                                ---------     --------
       Total assets...........................................................................  $  35,744     $169,956
                                                                                                =========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Short term debt...............................................................................  $     245     $  2,133
Accounts payable..............................................................................      2,768        2,210
Accrued expenses:.............................................................................
    Salaries, wages, and related items........................................................      1,070        4,175
    Restructuring.............................................................................        853          210
    Merger-related............................................................................        104          311
    Other.....................................................................................      5,760        9,093
Due to related party..........................................................................         56           59
Deferred revenue..............................................................................      3,410        9,035
                                                                                                ---------     --------
       Total current liabilities..............................................................     14,266       27,226
Long-term debt, net of current maturities.....................................................      4,600       25,000
Warrant liability.............................................................................      2,985           --
Commitments and contingencies (Notes 20 and 21)...............................................
Stockholders' equity..........................................................................
    Convertible redeemable preferred stock, $0.001 par value, 10,000,000 shares authorized.
       Series A--21,000 shares issued at December 31, 2000 with 11,570 shares
        outstanding at December 31, 2000; 0 shares outstanding as of December 31, 2001........         --           --
       Series A1--11,570 shares issued and outstanding at December 31, 2001, $1,000 per
        share liquidation preference (aggregate liquidation value of $11,570).................         --           --
       Series B--30,000 shares issued at December 31, 2000; 0 shares outstanding as of
        December 31, 2001.....................................................................         --           --
       Series B1--30,000 shares issued and outstanding at December 31, 2001, $1,000 per
        share liquidation preference (aggregate liquidation value of $30,000).................         --           --
    Common stock, $0.001 par value, 40,000,000 authorized; 16,155,559 and 15,785,975
     issued and outstanding at December 31, 2001 and 2000, respectively.......................         16           16
    Additional paid-in-capital................................................................    196,043      196,944
    Accumulated other comprehensive loss......................................................       (778)      (3,903)
    Accumulated deficit.......................................................................   (181,388)     (75,327)
                                                                                                ---------     --------
          Total stockholders' equity..........................................................     13,893      117,730
                                                                                                ---------     --------
       Total liabilities and stockholders' equity.............................................  $  35,744     $169,956
                                                                                                =========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except earnings per share amounts)

                                                                      For the Years Ended December 31,
                                                                         2001        2000      1999
                                                                      ---------    --------  --------
Revenue:
 Software............................................................ $   2,367    $ 45,998  $ 16,030
 Maintenance.........................................................    11,328      15,967    14,981
 Services............................................................     8,964      20,626    21,909
                                                                      ---------    --------  --------
       Total operating revenue.......................................    22,659      82,591    52,920
Cost of revenue:
 Software............................................................    16,652       9,844     4,245
 Maintenance.........................................................     3,705       5,716     5,391
 Services............................................................     7,840      18,619    19,270
                                                                      ---------    --------  --------
       Total cost of revenue.........................................    28,197      34,179    28,906
Gross margin.........................................................    (5,538)     48,412    24,014
Operating expenses:
 Sales and marketing.................................................    13,485      35,177    12,009
 Research and product development....................................     7,946       8,861     6,796
 General and administrative..........................................    12,446      12,682     6,822
 In-process research and development.................................        --       1,800     2,944
 Amortization of intangible assets...................................    10,212      14,191     6,959
 Impairment of intangible assets.....................................    43,853          --        --
 (Gain)/loss on disposal of assets...................................    (6,346)        379        --
 Restructuring, net..................................................     8,650          --       383
                                                                      ---------    --------  --------
       Total operating expenses......................................    90,246      73,090    35,913
                                                                      ---------    --------  --------
Loss from operations.................................................   (95,784)    (24,678)  (11,899)
Other income (expense):
 Interest income.....................................................       820         976       579
 Interest expense....................................................    (4,346)     (3,337)   (2,742)
 Other-than-temporary decline in fair value of marketable securities.    (3,845)         --        --
 Change in fair value of warrant liability...........................      (885)         --        --
 Other expense.......................................................      (594)       (265)     (695)
                                                                      ---------    --------  --------
Loss before provision for income taxes...............................  (104,634)    (27,304)  (14,757)
Income tax provision.................................................       501       1,063       720
                                                                      ---------    --------  --------
Net loss............................................................. $(105,135)   $(28,367) $(15,477)
                                                                      =========    ========  ========
Preferred dividends..................................................       926       1,036       422
Cumulative effect of accounting change (See Note 1)..................        --       4,785        --
                                                                      ---------    --------  --------
Net loss applicable to common stockholders........................... $(106,061)   $(34,188) $(15,899)
                                                                      =========    ========  ========
Loss before cumulative effect of accounting change--basic and diluted $   (6.65)   $  (2.10) $  (1.78)
Cumulative effect of accounting change--basic and diluted............        --       (0.34)       --
                                                                      ---------    --------  --------
Net loss applicable to common stockholders--basic and diluted........ $   (6.65)   $  (2.44) $  (1.78)
                                                                      =========    ========  ========
Weighted average common shares outstanding--basic and diluted........    15,958      14,019     8,918
                                                                      =========    ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                    Common Stock   Preferred Stock
                                    ------------   ---------------
                                                                                             Accumulated
                                                                     Additional                 Other
                                                                      Paid-in   Accumulated Comprehensive
                                    Shares Amount  Shares  Amount     Capital    (Deficit)     Income       Total
                                    ------ ------  ------  ------    ---------- ----------- ------------- ---------
Balance at December 31, 1998.......  8,708  $ 87     --    $    0     $ 34,045   $ (25,240)    $    --    $   8,892
Reclass par value to $0.001........          (79)                                                               (79)
Shares issued for Template.........  1,531     2                        41,586                               41,588
Shares issued for private
 placement.........................                  21                 19,149                               19,149
Shares issued for loan guarantee...     60                               1,207                                1,207
Conversion of preferred shares.....    206           (2)                     0                                    0
Conversion of warrants.............  1,263     1                        12,637                               12,638
Exercises of stock options.........    561     1                         4,883                                4,884
Preferred stock dividend...........                                                   (422)                    (422)
Cumulative translation
 adjustment........................                                                               (159)        (159)
Net loss...........................                                                (15,477)                 (15,477)
                                    ------  ----     --    ------     --------   ---------     -------    ---------
Balance at December 31, 1999....... 12,329  $ 12     19         0      113,507     (41,139)       (159)      72,221
Shares issued for StarQuest........    492     1                        10,082                               10,083
Shares issued for StarQuest debt...    243     0                         2,175                                2,175
Shares issued for private
 placement.........................                  30                 29,532                               29,532
Shares issued for loan guarantee...    110     0                         2,805                                2,805
Shared issued for Cicero
 Technology purchase...............  1,000     1                        22,464                               22,465
Shares issued for Momentum
 debt conversion...................     55     0                         1,904                                1,904
Conversion of preferred shares.....    738     1     (7)       --           --                                    1
Conversion of warrants.............    296     0                         2,529                                2,529
Warrants issued for bank loan......                                        775                                  775
Exercises of stock options.........    523     1                         6,386                                6,387
Preferred stock dividend...........                                                 (1,036)                  (1,036)
Cumulative effect of accounting
 change............................                                      4,785      (4,785)                      --
Foreign currency translation
 adjustment........................                                                               (332)        (332)
Unrealized losses on marketable
 securities........................                                                             (3,412)      (3,412)
Net loss...........................                                                (28,367)                 (28,367)
                                    ------  ----     --    ------     --------   ---------     -------    ---------
Balance at December 31, 2000....... 15,786  $ 16     42    $    0     $196,944   $ (75,327)    $(3,903)   $ 117,730
Shares issued as compensation......    369     0                         1,199                                1,199
Preferred stock dividend...........                                                   (926)                    (926)
Reclassification of warrant
 liability.........................                                     (2,100)                              (2,100)
Foreign currency translation
 adjustment........................                                                               (287)        (287)
Reclassification of unrealized loss
 included in income--other than
 temporary decline.................                                                              3,765        3,765
Unrealized losses on marketable
 securities........................                                                               (353)        (353)
Net loss...........................                         _____                 (105,135)                (105,135)
                                    ------  ----     --    ------     --------   ---------     -------    ---------
Balance at December 31, 2001....... 16,155  $ 16     42    $    0     $196,043   $(181,388)    $  (778)   $  13,893
                                    ======  ====     ==    ======     ========   =========     =======    =========

   The accompanying notes are an integral part of the financial statements.

                             LEVEL 8 SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (in thousands)

                                                                    For the Years Ended December 31,
                                                                    -------------------------------
                                                                       2001        2000      1999
                                                                    ---------    --------  --------
Net loss........................................................... $(105,135)   $(28,367) $(15,477)
Other comprehensive income, net of tax.
 Foreign currency translation adjustment...........................      (287)       (332)     (159)
 Unrealized loss on available-for-sale securities..................      (353)     (3,412)       --
 Reclassification of unrealized loss included in income--other than
   temporary decline...............................................     3,765          --        --
                                                                    ---------    --------  --------
Comprehensive loss................................................. $(102,010)   $(32,111) $(15,636)
                                                                    =========    ========  ========



   The accompanying notes are an integral part of the financial statements.

                             LEVEL 8 SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except share data)

                                                                                        For the Years Ended December 31,
                                                                                        -------------------------------
                                                                                           2001        2000      1999
                                                                                        ---------    --------  --------
Cash flows from operating activities:
  Net loss............................................................................. $(105,135)   $(28,367) $(15,477)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.......................................................    27,758      26,078    11,633
   Change in fair value of warrant liability...........................................       885          --        --
   Stock compensation expense..........................................................     1,199          --        --
   Unrealized loss on marketable securities--other than temporary decline..............     3,845          --        --
   Purchased in-process research and development.......................................        --       1,800     2,944
   Impairment of intangible assets and software product technology.....................    46,923          --        --
   Provision for doubtful accounts.....................................................     3,812         572       757
   (Gain)/loss on disposal of assets...................................................    (6,346)        379        --
   Other...............................................................................        --          42       172
   Changes in assets and liabilities, net of assets acquired and liabilities assumed:
    Trade accounts receivable and related party receivables............................    10,454      (2,339)        1
    Due from Liraz.....................................................................        (3)         --       271
    Prepaid expenses and other assets..................................................       834       1,854      (557)
    Accounts payable and accrued expenses..............................................    (5,284)     (1,223)   (4,275)
    Merger-related and restructuring...................................................       952      (3,526)   (4,545)
    Deferred revenue...................................................................       657      (1,236)   (3,811)
                                                                                        ---------    --------  --------
      Net cash used in operating activities............................................   (19,449)     (5,966)  (12,887)
Cash flows from investing activities:
  Purchases of property and equipment..................................................      (198)     (1,972)     (353)
  Cash payments secured through notes receivable.......................................       (77)     (1,252)       --
  Repayment of note receivable.........................................................       675         500        --
  Purchase of available for sale securities............................................        --      (4,000)       --
  Investment in Access International...................................................        --        (350)       --
  Cash received from sale of property..................................................     2,236          --        --
  Cash received from sale of line of business assets...................................    19,900          --        --
  Payments for businesses acquired.....................................................        --      (2,674)  (25,340)
  Cash received from acquisitions, net.................................................        --       1,839       160
  Additions to software product technology.............................................    (2,310)       (726)   (1,427)
                                                                                        ---------    --------  --------
      Net cash provided by (used in) investing activities..............................    20,226      (8,635)  (26,960)
Cash flows from financing activities:
  Proceeds from issuance of common shares, net of issuance costs.......................        --       8,915    17,272
  Proceeds from issuance of preferred shares, net of issuance costs....................        --      29,532    19,215
  Dividends paid for preferred shares..................................................    (1,345)       (789)     (250)
  Proceeds from bridge financing.......................................................     1,600          --        --
  Issuance costs of common shares......................................................        --        (187)       --
  Payments on loans to related party...................................................        --      (4,519)   (8,628)
  Payments under capital lease obligations and other liabilities.......................      (133)        (87)      (47)
  Net borrowings on line of credit.....................................................       245       5,175     6,717
  Borrowings under credit facility, term loans and notes payable.......................        --      15,000    10,000
  Repayments of term loans, credit facility and notes payable..........................   (24,000)    (20,945)   (4,000)
                                                                                        ---------    --------  --------
      Net cash (used in) provided by financing activities..............................   (23,633)     32,095    40,279
Effect of exchange rate changes on cash................................................      (302)       (147)       (1)
Net (decrease) increase in cash and cash equivalents...................................   (23,158)     17,347       431
Cash and cash equivalents:
  Beginning of period..................................................................    23,856       6,509     6,078
                                                                                        ---------    --------  --------
  End of period........................................................................ $     698    $ 23,856  $  6,509
                                                                                        =========    ========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Income taxes........................................................................ $     280    $    497  $    949
   Interest............................................................................ $   1,339    $  2,104  $  1,604

   The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                   (amounts in thousands, except share data)


Noncash Investing and Financing Activities

2001

During 2001, the Company issued 369,591 shares of common stock to employees and consultants for retention bonuses, severance and consulting. The shares were valued at $1,199. See Note 13.

In September and October 2001, the Company received $400 and $1,000 in notes receivable related to the sale of assets related to the Message Queuing/XIPC and AppBuilder assets, respectively. See Note 3.

During 2001, the Company recorded a $3,845 realized loss on marketable securities related to an other-than-temporary decline in fair value. See Note 5.

During 2001, the Company performed consulting services valued at $750 in exchange for common shares of a strategic partner. See Note 7.

In September 2001, the Company retired a note receivable from related party totaling $495 in exchange for the forfeiture by the director and officer of certain retirement benefits. See Note 8.

On October 16, 2001, the Company completed an exchange of 11,570 shares of Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock") and 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock ("Series B Preferred Stock") for 11,570 shares of Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") and 30,000 shares of Series B1 Convertible Preferred Stock ("Series B1 Preferred Stock"), respectively. See
Note 13.

2000

During 2000, the Company issued 110,000 shares of common stock to a related party in order to obtain a guarantee for an additional $5 million in borrowings from a commercial lender and an extension of the guarantee for the amended term loan. The amended guarantee was valued at $2,805. See Note 11.

During 2000, the Company obtained a credit facility from a commercial lender. In connection with this facility, the Company provided warrants to the lender to purchase approximately 173,000 shares of common stock that were valued at $775. See Note 13.

During 2000, the Company acquired StarQuest Software, Inc. ("StarQuest") for $850 in cash and approximately $10,138 in stock and warrants. A reconciliation of the cost of the acquisition to the net cash paid for the acquisition is as follows:

                  Fair value of:
                     Assets received............... $ 18,372
                     Liabilities assumed...........   (7,228)
                     Additional direct costs.......      (70)
                     Stock and warrants issued.....  (10,138)
                                                    --------
                     Cash paid.....................     (936)
                     Cash acquired.................       15
                                                    --------
                     Net cash paid for acquisition. $   (921)
                                                    ========

Total acquisition costs for StarQuest was $650, of which $70 were paid in 2000 and the remaining costs paid in 2001.

                             LEVEL 8 SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                   (amounts in thousands, except share data)


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

During 2000, the Company converted $1,904 of the Momentum notes to approximately 55,000 shares of the Company's common stock. During August, 2000 the Company paid off the remaining balances due under these notes. See Note 13.

1999

During 1999, the Company acquired all of the common stock of Template Software, Inc. (''Template'') for approximately $63,972. In connection with the acquisition, the Company purchased 5,394,959 shares of Template common stock for $21,579 in cash and 1,531,089 shares of Level 8 common stock. Additionally, Level 8 also issued stock options exercisable for 1,124,023 shares of the Company's common stock in exchange for all of the outstanding Template stock options. See Note 2.

A reconciliation of the cost of the acquisition to the net cash paid for the acquisition is as follows:

                 Fair value of:
                     Assets received.................... $ 73,160
                     Liabilities assumed................   (7,712)
                     Additional direct costs............   (1,129)
                     Stock and stock options issued.....  (41,526)
                                                         --------
                     Cash paid..........................  (22,793)
                     Cash acquired......................      160
                                                         --------
                     Net cash paid for acquisition...... $(22,633)
                                                         ========

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

Liraz Systems, Ltd. ("Liraz") and its wholly-owned subsidiaries own approximately 24% of Level 8's outstanding common stock at December 31, 2001 and hold preferred stock convertible into an additional 1,200,000 shares of common stock.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. At December 31, 2001, the Company had a working capital deficiency of approximately $5.0 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product--Cicero. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. To address these issues, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers. Additionally, in January 2002 the Company has successfully completed a private financing round wherein they raised approximately $3.5 million of new funds from several investors. Management is pursuing non-strategic asset sales with third parties and has retained an investment banker to assist in that process. Management expects that it will be successful in the sale of non-strategic assets, able to raise additional capital and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management's plan will be executed as anticipated.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. See Notes 2 and 3 regarding the acquisitions and sales of subsidiaries. All of the Company's subsidiaries are wholly-owned for the periods presented, except for Seer Technologies, Inc. (''Seer''). The Company acquired a 69% interest in Seer on December 31, 1998 and the remaining 31% interest on April 30, 1999.

All significant inter-company accounts and transactions are eliminated in consolidation.

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

Financial Instruments

The carrying amount of the Company's financial instruments, representing accounts receivable, notes receivable, accounts payable and debt approximate their fair value.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

Available-for-Sale Securities

The Company has made an equity investment in a publicly traded company which has been classified as available for sale securities. This investment is recorded on the balance sheet at fair market value and unrealized gains and losses are recorded in other comprehensive income. The Company has recorded a realized loss of $3,845 relating to an other than temporary decline in the market value of the shares in the accompanying consolidated statement of operations. See Note 5.

Property and Equipment

Property and equipment purchased in the normal course of business is stated at cost, and property and equipment acquired in business combinations is stated at its fair market value at the acquisition date. All property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

             Leasehold improvements The lesser of the lease term or
                                    estimated useful life
             Furniture and fixtures          3 to 5 years
             Office equipment......          3 to 5 years
             Computer equipment....          3 to 5 years

Expenditures for repairs and maintenance are charged to expense as incurred.
The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in the Consolidated Statement of Operations.

Asset Held For Sale

The Company acquired a building in conjunction with its acquisition of Template in Windsor, England. As the Company determined this asset was not needed for its ongoing operations it was placed for sale during 2000. The asset was valued at the lower of cost or fair market value less costs of disposal as of December 31, 2000. The building was sold in February of 2001. See Note 3.

Software Development Costs

The Company capitalizes certain software costs after technological feasibility of the product has been established. Generally, an original estimated economic life of three to five years is assigned to capitalized software costs, once the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. See
Note 9.

Intangible Assets

Intangible assets consist of both identifiable and unidentifiable assets (goodwill) and are amortized on a straight-line basis over periods from three to seven years. On a periodic basis and whenever changes in events or circumstances indicate that the asset may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the related operations. If an impairment exists, the amount of such impairment is calculated based on the difference between the carrying amount of the asset and estimated fair value of the asset, which is determined based upon anticipated cash flows discounted at a rate commensurate with the risk involved. In April 2001, management reevaluated and modified its approach to managing the business and opted to conduct business and assess the performance of operations under a line-of-business approach. As a result, the Company changed its accounting policy to assess the recoverability of intangible assets in accordance with the Company's lines of business. Prior to 2001, the Company assessed the recoverability of intangible assets on enterprise level using the projected cash flows of the Company. See Note 10.

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

Revenue Recognition

The Company recognizes license revenue from end-users and third party resellers in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions" ("SOP 98-9"). The Company reviews each contract to identify elements included in the software arrangement. SOP 97-2 and SOP 98-9 require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. VSOE of the fair value of undelivered elements is established on the price charged for that element when sold separately. Software customers are given no rights of return and a short-term warranty that the products will comply with the written documentation. The Company has not experienced any product warranty returns.

Revenue from recurring maintenance contracts is recognized ratably over the maintenance contract period, which is typically twelve months. Maintenance revenue that is not yet earned is included in deferred revenue. Any unearned receipts from service contracts result in deferred revenue.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses were approximately $1,198, $3,494, and $108, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

Loss Per Share

Basic (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2001, 2000 and 1999, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented in ('000's):

                                                         2001  2000  1999
                                                        ------ ----- -----
      Stock options....................................  4,366 3,876 3,800
      Warrants.........................................  2,569 2,662 1,522
      Convertible preferred stock......................  3,782 2,354 1,895
                                                        ------ ----- -----
                                                        10,717 8,892 7,217
                                                        ====== ===== =====

In 2001, 2000 and 1999, dividends on preferred stock were included in the loss per share calculation. The dividends totaled $926, $1,036 and $422 in 2001, 2000, and 1999, respectively.

Accounting Change

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios",

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

which establishes accounting and reporting standards for the determination of beneficial conversion features in convertible securities. The EITF reached a consensus that an issuer should first allocate the proceeds received in a financing transaction that includes preferred stock convertible into common stock to the preferred stock and any other detachable warrants on a relative fair value basis. The Company has applied the provisions of EITF 00-27, which resulted in a beneficial conversion feature of the Company's Series A and Series B preferred stock of $4,785. As required by EITF 00-27 the beneficial conversion feature was reflected as a cumulative effect of a change in accounting which resulted in an increase in additional paid in capital and accumulated deficit of $4,785 or $.34 per common share, in the fourth quarter of 2000.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS 123 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. See Note 13.

Warrants

The Company has issued warrants to Series A1 and Series B1 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants are accounted for as a liability and are remeasured at each balance sheet date.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations for all transactions initiated after June 30, 2001 and modifies the application of the purchase accounting method. The provisions of SFAS 141 will be effective for transactions account for using the purchase method that are completed after June 30, 2001. Management does not expect this Statement will have an impact on the consolidated financial statements.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing for goodwill and intangible assets and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. SFAS 142 is effective for fiscal years beginning after December 15, 2001. As the Company has no goodwill remaining on its balance sheet at December 31, 2001, management does not believe that the provisions of this statement will have a material impact on the consolidated financial statements. Goodwill and intangible assets amortization was $10,212 for the twelve months ended December 31, 2001.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company does not believe that adoption of this standard will have an impact on its results of operations and financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In January 2002, Emerging Issues Task Force Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, was issued, and considered whether reimbursements received for "out-of-pocket" expenses incurred would be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff believes that the reimbursements received should be characterized as revenue. Reimbursement for "out-of-pocket" expenses in 2001 and 2000 totaled $539 and $1,119, respectively, and will be classified as revenue in future periods.

NOTE 2.  ACQUISITIONS AND PRO FORMA FINANCIAL STATEMENTS

Acquisition of StarQuest

On November 28, 2000, the Company acquired StarQuest Software, Inc. ("StarQuest"). Under the terms of the agreement, Level 8 paid $850 in cash and issued 492,000 shares of common stock, net of 8,000 shares forfeited at the direction of the employees acquired in the transaction, valued at $17.2752 and 250,000 warrants valued at $6.00 per share. The total purchase price of the acquisition was $11,638, including $650 of acquisition costs and has been accounted for by the purchase method of accounting. The operations of StarQuest are included in the Company's consolidated results of operations from the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third-party appraisal company of the purchased in-process research and development, developed technology, and assembled workforce of StarQuest. The purchase price exceeded the amounts allocated to tangible and identifiable intangible assets acquired less liabilities assumed by approximately $8,006. This excess of the purchase price over the fair values of assets acquired less liabilities assumed was allocated to goodwill. The warrants were valued at issuance utilizing the Black Scholes option pricing model using the following assumptions: expected life of 3 years, volatility of 121%, exercise price of $30.00 and a risk-free interest rate of 6%.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The purchase price of the acquisition was allocated as follows:

             Cash......................................... $     15
             Accounts receivable..........................      54
             Prepaid expenses and other current assets....      52
             Property and equipment.......................      45
             Capitalized software and developed technology   6,600
             In-process research and development..........   1,800
             Goodwill and assembled workforce.............   9,806
             Accounts payable and accrued liabilities.....  (1,789)
             Debt.........................................  (4,475)
             Deferred revenue.............................    (470)
                                                           -------
             Cost of net assets acquired.................. $11,638
                                                           =======

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

Acquisition of Template

On December 27, 1999, the Company acquired Template Software, Inc. (''Template''). Under the terms of the agreement, Level 8 purchased 5,394,959 shares of Template common stock for $21,579 in cash and 1,531,089 shares of Level 8 common stock. Additionally, Level 8 also issued stock options exercisable for 1,124,023 shares of the Company's common stock to assume all of the outstanding Template stock options. The total purchase price of the acquisition was $63,972 and has been accounted for by the purchase method of accounting. The operations of Template are included in the Company's consolidated results of operations from the date of acquisition. The fair value assigned to the common stock was determined based on the 2-day period before and after the announcement of the transaction and the fair value assigned to the options issued was based on a valuation prepared by an independent third-party appraisal company using the Black Scholes Pricing Model.

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

                             LEVEL 8 SYSTEMS, INC.

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

The purchase price of the acquisition was allocated as follows:

             Cash......................................... $    160
             Accounts receivable..........................   6,123
             Prepaid expenses and other current assets....     597
             Property and equipment.......................   4,183
             Capitalized software and developed technology  12,200
             In-process research and development..........   2,200
             Goodwill and assembled workforce.............  47,291
             Other assets.................................     431
             Assets held for resale.......................     (25)
             Accounts payable.............................    (668)
             Accrued expenses and other liabilities.......  (6,445)
             Deferred revenue.............................    (439)
             Deferred tax liability.......................  (1,476)
             Long-term debt...............................    (160)
                                                           -------
             Cost of net assets acquired.................. $63,972
                                                           =======

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

The cost of the acquisition was allocated as follows:

                                                            Step 1   Step 2    Total
                                                           --------  -------  --------
Cash...................................................... $    479  $    --  $    479
Accounts receivable.......................................   14,505       --    14,505
Prepaid expenses and other current assets.................    1,418       --     1,418
Property and equipment....................................    1,614       --     1,614
Capitalized software and developed technology.............    3,659    3,410     7,069
In-process research and development.......................    4,692      744     5,436
Goodwill, assembled workforce, customer base and trademark   28,344   (1,307)   27,037
Other assets..............................................      370       --       370
Accounts payable..........................................   (1,949)      --    (1,949)
Accrued expenses and other liabilities....................  (13,228)  (1,150)  (14,378)
Deferred revenue..........................................   (7,875)      --    (7,875)
Notes payable, due on demand..............................  (12,275)      --   (12,275)
Long-term debt............................................  (12,000)      --   (12,000)
                                                           --------  -------  --------
Cost of net assets acquired............................... $  7,754  $ 1,697  $  9,451
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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

The following unaudited pro forma results of continuing operations assume the acquisition of StarQuest, as described above, occurred as of January 1, 2000 after giving effect to certain adjustments, including amortization of the excess of cost over underlying net assets.

                                                                       2000
                                                                     --------
 Net sales.......................................................... $ 85,113
 Net loss from continuing operations before income taxes............  (33,572)
 Net loss...........................................................  (34,640)
 Loss applicable to common stockholders.............................  (40,461)
 Loss per share applicable to common stockholders--basic and diluted $  (2.79)
 Weighted average shares outstanding--basic and diluted.............   14,519

The pro forma financial information does not purport to be indicative of the results of operations which would have actually resulted had the transactions taken place at the beginning of the periods presented or of future results of operations.

NOTE 3.  DISPOSITIONS

Sale of AppBuilder Assets

On October 1, 2001, the Company sold its AppBuilder software business to BluePhoenix Solutions, a wholly owned subsidiary of Liraz Systems Ltd. Under the terms of the agreement, the Company sold the rights, title and interest in the AppBuilder product and certain receivables, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The AppBuilder product accounted for approximately 59% of total revenues for the year and approximately 79% of total revenues within the messaging and application engineering segment. The Company received total proceeds of $20,350, $19,000 in cash, a note receivable for $1,000 due February 2002 and a cash payment for the net assets which is subject to final audit and settlement by March 31, 2002. The carrying value of net assets sold was approximately $15,450, resulting gain of approximately $4.9 million has been recorded in the gain on disposal of asset. The Company subsequently liquidated $22,000 of its short-term debt using the proceeds received and cash on hand. In March 2002, the $1,000 note was repaid with cash of $825 and settlement of other liabilities. At December 31, 2001, the $1,000 note was recorded as note receivable from related party and $863 was recorded as receivable related party representing amounts due to the Company from BluePhoenix Solutions for the net asset amount noted above and the reimbursement for certain general and administrative functions performed by the Company.

Sale of Message Queuing and XIPC Assets

Also during the quarter ended September 30, 2001, the Company sold two of its messaging products--Geneva Message Queuing and Geneva XIPC to Envoy Technologies, Inc. Under the terms of the agreement, Envoy acquired all rights, title and interest to the products along with all customer and maintenance contracts.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company retained all accounts receivable, received $50 in cash and a note receivable for $400. The resulting gain of $342 has been recorded in the gain on disposal of assets. As of February 28, 2002, the note has been paid in full.

Sale of Government Operations

In connection with the acquisition of Template, the Company acquired certain classified government contracts and employees who performed services for such. As of May 1, 2000 the Company disposed of its government contracts and employees and certain other related assets and obligations by selling them to a new company formed by certain of the Company's employees. The Company received a note for $1,000 to be paid in five annual payments beginning May 1, 2001 and 4.9% of the outstanding shares of the purchasing company. Due to the uncertainty of collection on the note and valuation of the new company, Level 8 fully reserved the value of the note and valued the investment at $0. During the first quarter of 2001, the Company renegotiated the note to $850, collected this amount and gave up the 4.9% ownership interest of the acquiring company. The gain was included in the gain/loss on disposal of assets.

Asset Held for Sale

The Company owned a building in Windsor, England from the acquisition of Template Software, Inc. The Company determined that this facility was not needed for ongoing operations and was placed for sale. During the first quarter of 2001, the Company sold the building, fixtures, and certain equipment for approximately $2,236. No gain or loss was recognized.

NOTE 4.  ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following at December 31:

                                                    2001    2000
                                                   ------  -------
             Current trade accounts receivable.... $2,480  $22,801
             Less: allowance for doubtful accounts   (183)  (1,735)
                                                   ------  -------
                                                   $2,297  $21,066
                                                   ======  =======

Approximately $200 and $358 of current trade receivables were unbilled at December 31, 2001 and 2000, respectively. There were no receivables with payment terms in excess of one year recorded during the fiscal year ended December 31, 2001.

During 2000 and 1999, the Company acquired certain trade receivables, net of allowances for doubtful accounts, in conjunction with its acquisitions of StarQuest, Template, and Seer. See Note 2.

The provision for uncollectible amounts was $3,812, $572, and $757, for the years ended December 31, 2001, 2000, and 1999, respectively. Write-offs of accounts receivable were $5,364, $35, and $3,044, for the years ended December 31, 2001, 2000, and 1999, respectively. Included in the write-offs for 2001 is approximately $3,800 from one customer who filed for Chapter 11 Protection under the U.S. Bankruptcy laws.

NOTE 5.  AVAILABLE-FOR-SALE SECURITIES

On September 29, 2000, the Company purchased 500,000 shares of the common stock and 500,000 warrants to purchase the common stock of a publicly traded e-business service provider for total consideration of $4,000 in cash. The 500,000 shares of common stock represent approximately a seven percent interest in the e-business

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

service provider for total consideration of $4,000 in cash. The 500,000 shares of common stock represent approximately a seven percent interest in the e-business service provider. The 500,000 warrants to purchase common stock have an exercise price of $13.00 per share. At the time of purchase, the fair value of the common stock was recorded using the quoted market price of $6.50 per share and the fair value of the warrants were recorded using the Black Scholes Option Pricing Model at $1.50 per warrant. The shares of common stock are classified as available-for-sale securities. At December 31, 2001, the market value of the common stock was $.29 per share and the fair value of the warrants determined by using the Black Scholes pricing model was $0.02 per share. The realized loss of $3,845 on the available for sale securities has been recorded in the accompanying consolidated statement of operations for 2001, as the Company deemed it to be an other-than-temporary decline in fair value. The common stock was sold subsequent to December 31, 2001.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                        2001     2000
                                                       -------  -------
       Computer equipment............................. $ 2,852  $ 5,205
       Furniture and fixtures.........................     651    1,035
       Office equipment...............................   1,335    1,656
       Leasehold improvements.........................     542      972
       Land and buildings.............................      --       --
                                                       -------  -------
            Subtotal..................................   5,380    8,868
       Less: accumulated depreciation and amortization  (4,131)  (5,559)
                                                       -------  -------
            Total..................................... $ 1,249  $ 3,309
                                                       =======  =======

Depreciation and amortization expense was $1,308, $1,941, and $1,373, for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 7.  INVESTMENT IN ACCESS INTERNATIONAL

During 2001 and 2000, the Company accepted the common stock of one of its customers, Access International, in exchange for consulting services totaling $750 and $1,250, respectively. The fair value of the stock was determined based on the estimated fair value of the stock, which approximated the fair value of the services. The Company also made a cash investment of $350 in July of 2000. On October 1, 2001, the Company sold its interest in Access International to BluePhoenix Solutions as part of the sale of the AppBuilder assets. See Note 3.

NOTE 8.  NOTES RECEIVABLE AND NOTE RECEIVABLE FROM RELATED PARTY

As discussed in Note 3--Dispositions, in conjunction with the sale of the AppBuilder software business to BluePhoenix Solutions, the Company received a note receivable from the purchaser in the amount of $1,000. The note is due on February 28, 2002 and bears interest at 2.36% per annum. In March 2002 the note was settled for $825 in cash and $175 in the settlement of other liabilities.

In conjunction with the sale of Geneva Message Queuing and Geneva XIPC products, the Company received a note receivable from the purchaser in the amount of $400. As of December 31, 2001, approximately $275 was outstanding under the note. In February 2002 the note was paid.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


In February 2001, the Company loaned $75 to a director and officer of the Company under a secured note, which bears interest at a rate of 6.5% per annum. The note was payable in full in February 2002. In March 2002, the officer and director returned to the Company 15,000 shares of stock and will repay the remaining $50 over the remainder of 2002.

In the fourth quarter of 2000, the Company loaned $495 to a director and officer of the Company under an unsecured note, which bears an interest rate of 6.5%. The note is payable over a period of five years in equal annual installments. In the third quarter of 2001, the Company retired the note in exchange for the forfeiture by the director and officer of certain retirement benefits.

In conjunction with the sale of Profit Key on April 6, 1998, the Company received a note receivable from the purchaser for $2,000. The remaining payments at December 31, 2001, on the note total $1,000 and are due in two equal annual installments on March 31. The note bears interest at 9% per annum.

During 2000, the Company loaned $1,165 to a strategic partner in the form of $757 in cash and $408 by assignment of accounts receivable. The note bears interest at prime plus 2% and was to be repaid in installments during 2001. The note is guaranteed by the CEO of the strategic partner and secured by stock in the Company. The payer was in default under the repayment schedule and was subsequently acquired by another concern who assumed the payment obligation. In March 2002 the note was repaid.

NOTE 9.  SOFTWARE PRODUCT TECHNOLOGY

During the third quarter of 2000, the Company acquired license rights to Cicero, a comprehensive integrated desktop computer environment from Merrill Lynch in exchange for 1,000,000 shares of its common stock valued at $22,750. Subsequent to December 31, 2001, the Company issued 250,000 shares to MLBC, Inc., an affiliate of Merrill Lynch valued at $620 in order to amend the license. See Note 24.

During the fourth quarter of 2000, the Company acquired $6,600 in developed technology through its acquisition of StarQuest. During fiscal year 1999, the Company acquired $3,410 and $12,200 in developed technology through its acquisitions of Seer and Template, respectively.

For the fiscal years ended December 31, 2001, 2000, and 1999, the Company capitalized $2,310, $576, and $1,427, respectively, of costs related to developing software for sale.

During the fiscal years ended December 31, 2001, 2000, and 1999, the Company recognized $13,342, $8,629, and $3,301, respectively, of expense related to the amortization of these costs, which is recorded as cost of software in the consolidated statements of operations. During the third quarter of fiscal year 2001, the Company reduced the carrying value by $3,070 of the capitalized software cost recorded as part of the StarQuest acquisition to its fair value based upon an evaluation of its net realizable value. Accumulated amortization of capitalized software costs is $17,175, and $12,536 at December 31, 2001 and 2000, respectively.

NOTE 10.  IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS

Identifiable and unidentifiable intangible assets primarily include goodwill, existing customer base, assembled workforce and trademarks recorded in connection with the Company's previous acquisitions. Goodwill and intangible assets from these acquisitions are being amortized using the straight-line method over periods

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

ranging from three to seven years. At December 31, 2001 and 2000, identifiable and unidentifiable intangible assets consist of the following:

                                                     2001   2000
                                                     ---- --------
             Goodwill--Level 8 Technologies......... $--  $  2,954
             Goodwill--Momentum.....................  --     4,014
             Goodwill--Seer Technologies............  --    12,545
             Goodwill--Template Software............  --    44,232
             Goodwill--StarQuest Software...........  --     8,006
             Assembled workforce--Seer Technologies.  --     5,673
             Assembled workforce--Template Software.  --     2,920
             Assembled workforce--StarQuest Software  --     1,800
             Customer base--Seer Technologies.......  --     6,900
             Trademark--Seer Technologies...........  --       621
                                                     ---  --------
                    Subtotal........................  --    89,665
             Less accumulated amortization..........  --   (24,243)
                                                     ---  --------
                    Total........................... $ 0  $ 65,422
                                                     ===  ========

Amortization expense was $10,212, $14,191, and $6,959 for the fiscal years ended December 31, 2001, 2000, and 1999, respectively.

Sale of Seer Technologies Assets (AppBuilder)

As described in Note 3, Sale of AppBuilder Assets, the Company sold the intangible assets acquired from Seer Technologies to BluePhoenix Solutions (a wholly-owned subsidiary of Liraz), which resulted in a net reduction of $11,052.

Asset Impairments

During the quarter ended March 31, 2001, management reevaluated and modified its approach to managing the business and decided to conduct business and assess the efficiency of operations under a line-of-business approach, representing a change in accounting principle inseparable from the effect of the change in accounting estimate. As such, the Company performed an assessment of the recoverability of its long-lived assets under a line-of-business approach. The results of its analysis of undiscounted cash flows indicated that an impairment had occurred with regard to the Systems Integration segment (i.e. intangible assets acquired from Template). The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of its analysis indicated that the carrying values of these assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $21,824 as of March 31, 2001, which approximates a net income affect of $1.37 per share.

During the quarter ended September 30, 2001, the Company was notified by one of its resellers that they would no longer engage in re-sales of the Company's CTRC products acquired from StarQuest. This reseller accounted for substantially all of the product sales and as a result, the Company performed an assessment of the recoverability of the Messaging Application Engineering Segment. The results of the Company's analysis of undiscounted cash flows indicated that an impairment had occurred. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying value of these intangible assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $10,999 as of September 30, 2001, of which $3,070 was recorded as software amortization costs. See Note 9.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


At December 31, 2001, the Company determined that the results of operations and continuing market decline necessitated the reassessment of the recoverability of its long-lived assets included in the Systems Integration segment. The results of its analysis of undiscounted cash flows indicated that an impairment had occurred. The Company estimated the fair market value of the related assets through discounted future cash flow valuation. The results of its analysis indicated the carrying values of these assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $14,100 as of December 31, 2001.

Purchase Price Allocation Adjustments

During fiscal year 2000, the Company reassessed its estimates of certain asset valuations, merger costs and assumed liabilities related to the Template acquisition, which resulted in a net reduction of approximately $139 to goodwill related to pre-acquisition litigation contingencies and adjustments to accruals and reserves on the books related to the estimated values of those assumed liabilities at the acquisition date. In the fourth quarter of 1999, the Company revised its estimates of certain Seer merger costs and assumed liabilities, which resulted in an approximate $1,300 reduction in goodwill related to pre-acquisition litigation contingencies and acquisition costs.

NOTE 11.  LONG-TERM DEBT AND CREDIT FACILITIES

Notes payable, long-term debt, and notes payable to a related party consist of the following at December 31:

                                                 2001    2000
                                                ------  -------
               Credit facility (a)............. $    0  $10,000
               Bridge financing ( b)...........  1,600
               Term loan (c)...................  3,000   15,000
               Note payable-related parties (d)    245       --
               Note payable (e)................     --    2,000
               Capital leases (f)..............     --       30
               Other notes payable.............     --      103
                                                ------  -------
                                                 4,845   27,133
               Less current maturities.........   (245)  (2,133)
                                                ------  -------
                                                $4,600  $25,000
                                                ======  =======

--------
(a) On October 1, 2001, as part of the closing conditions of the sale of the AppBuilder product line, the Company liquidated its entire indebtedness under this credit facility. At that time the facility was terminated.
(b) In December 2001, the Company entered into a stock purchase agreement to sell common stock. As part of the agreement, the Company received a $1,600 advance from investors. The amount was converted to common stock upon the closing of the transaction in January 2001.
(c) The Company has a term loan with a commercial bank for $3,000 due November 15, 2003. This loan bears interest at LIBOR plus 1% (approximately 3.13% at December 31, 2001), which is payable quarterly. There are no financial covenants. This loan is guaranteed by Liraz, Level 8's principal shareholder.

   The Company borrowed $10,000 in 1999 and an additional $5,000 in 2000. In exchange for the initial and amended guarantees of the debt by Liraz, the Company issued Liraz a total of 60,000 and 110,000 shares of the Company's common stock in 1999 and 2000, respectively. Based upon the fair market value of the stock issued, using the quoted market value of the Company's stock per the Nasdaq for the 5-day period prior to

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   the agreement, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the consolidated statement of operations as a component of interest expense over the term of the guaranty. During 2001, the loan was amended to extend the due date to January 30, 2002 and later as part of the closing conditions on the sale of the AppBuilder product to BluePhoenix Solutions, the maturity was extended to November 15, 2003. As of December 31, 2001 and 2000, there were $388 and $2,702 of unamortized costs classified as prepaid and other current assets in the consolidated balance sheet, respectively.

   Subsequent to December 31, 2001, and as part of an agreement with Liraz as guarantor of the debt, the Company utilized approximately 10% of the proceeds from its stock sale agreement and further reduced the principal to $2,650.

(d) In December 2001, the Company has entered into an agreement with two of the executive officers of the Company, which provides for borrowings from them up to $250 and is secured by accounts and notes receivable.
(e) As part of its acquisition of StarQuest, as described in Note 2, the Company assumed a $2,000 note payable with one of its strategic partners. The note is due on February 11, 2001 and bears interest at 6.8%, which is payable quarterly. On February 21, 2001, the note was paid in full.
(f) The Company is obligated under various capital leases for certain computer and office equipment providing for aggregate payment, excluding interest, of $30 during 2001.

Principal amounts of notes payable and long-term debt maturing over the next two years ending December 31 are as follows:

                                                     Notes Payable
                                                          And
                                                     Long-Term Debt
                                                     --------------
             2002...................................     $  245
             2003...................................      3,000
                                                         ------
                Total...............................     $3,245
                                                         ======

This table above excludes the $1,600 advance from investors as the amount was converted to stock in January 2002.

NOTE 12.  INCOME TAXES

Income tax expense consists of the following as of December 31:

                                                   2001   2000  1999
                                                   ----- ------ -----
           Federal--current....................... $  -- $   -- $  --
           State and local--current...............    --     --    --
                                                   ----- ------ -----
                                                      --     --    --
           Foreign taxes and withholdings.........   501  1,063   720
                                                   ----- ------ -----
           Current taxes..........................   501  1,063   720
           Federal--deferred......................    --     --    --
           State and local--deferred..............    --     --    --
                                                   ----- ------ -----
           Deferred taxes.........................    --     --    --
              Total income tax provision.......... $ 501 $1,063 $ 720
                                                   ===== ====== =====

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31:

                                                           2001     2000     1999
                                                         --------  -------  -------
Expected income tax benefit at statutory rate (34%)..... $(35,540) $(9,283) $(5,017)
State taxes, net of federal tax benefit.................   (5,158)  (1,148)    (335)
Effect of foreign operations including withholding taxes      801      538      503
Effect of change in valuation allowance.................   38,136    7,719    4,497
Amortization and write-off of non-deductible goodwill...    1,906    2,676      521
In-process research and development--StarQuest..........       --       30       --
In-process research and development--Template...........       --       --      748
Non-deductible expenses.................................    1,076      531       17
Other...................................................     (720)      --     (214)
                                                         --------  -------  -------
   Total................................................ $    501  $ 1,063  $   720
                                                         ========  =======  =======

Significant components of the net deferred tax asset (liability) are as follows:

                                                    2001      2000
                                                  --------  --------
          Current assets:
             Allowance for doubtful accounts..... $     --  $    693
             Accrued expenses non-tax deductible.      197       200
             Deferred revenue....................      637       267
          Noncurrent assets:.....................
             Loss carryforwards..................   68,024    28,053
             Depreciation and amortization.......     (534)      975
                                                  --------  --------
                                                    68,324    30,188
                                                  --------  --------
          Noncurrent liabilities:
             Depreciation and amortization.......       --        --
                                                  --------  --------
                                                        --        --
                                                  --------  --------
          Valuation allowance....................  (68,324)  (30,188)
                                                  --------  --------
                                                  $     --  $     --
                                                  ========  ========

At December 31, 2001, the Company has net operating loss carryforwards of approximately $170,060, which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2022. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Approximately $6,978 of the valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will be allocated directly to reduce noncurrent intangible assets purchased from Momentum and StarQuest and the remaining amounts would go to reduce tax expense. Additionally, net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,200.

During 1999, the Company acquired the stock of Template. This acquisition was accounted for using the purchase method of accounting. The purchase price of the acquired company was in excess of the carryover tax

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2001 and 2000 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 13.  STOCKHOLDERS' EQUITY

Stock Grants

During 2001, the Company issued 369,591 shares of common stock to employees and consultants for retention bonuses, severance, and consulting. The grants represented compensation for services previously performed and were valued and recorded based on the fair market value of the stock on the date of grant which totaled $1,199.

Stock Options

The Company maintains two stock option plans, the 1995 and 1997 Stock Incentive Plans, which permit the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The Plans reserve a combined total of 7,400,000 shares of common stock for issuance upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. The Company also has a stock incentive plan for outside directors and the Company has set aside 120,000 shares of common stock for issuance under this plan.

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

In December 1999, as part of its acquisition of Template the Company assumed the three Stock Option Plans of Template; the 1992 Incentive Stock Option Plan, the 1992 Non-Statutory Stock Option Plan and the 1996 Equity Incentive Plan. No further grants may be made under these plans. The options granted under these plans have been converted to options for the Company's common stock.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Activity for stock options issued under these plans for the fiscal years ending December 31, 2001, 2000, and 1999 is as follows:

                                                 Option       Weighted
                                       Plan     Price Per     Average
                                     Activity     Share    Exercise Price
                                    ----------  ---------- --------------
       Balance at December 31, 1998  1,912,094  0.69-16.62      8.85
          Granted..................  1,797,210  8.38-30.25     14.15
          Assumed Template options.  1,124,023  3.39-39.29     17.22
          Exercised................   (523,225) 0.69-16.62      9.26
          Forfeited................   (510,210) 7.88-11.76      9.00
                                    ----------
       Balance at December 31, 1999  3,799,892  1.37-39.29     13.65
          Granted..................  2,082,337  7.06-39.31     24.84
          Exercised................   (629,554) 4.87-39.31     10.42
          Forfeited................ (1,395,158) 1.37-39.29     26.56
                                    ----------
       Balance at December 31, 2000  3,857,517  1.37-39.31     15.83
          Granted..................  3,037,581   1.74-6.13      3.60
          Forfeited................ (2,528,945) 1.37-39.31     16.38
                                    ----------
       Balance at December 31, 2001  4,366,153  1.37-39.31      6.92
                                    ==========

The weighted average grant date fair value of options issued during the years ended December 31, 2001, 2000, and 1999 was equal to $2.59, $17.60 and $9.77 per share, respectively. The fair value of options granted during the fiscal years ended December 31, 2001, 2000 and 1999 was equal to $7,882, $36,641, and $17,550 respectively. There were no option grants issued below fair market value during 2001, 2000 or 1999. Exercises reported in the Consolidated Statements of Stockholder's Equity in 1999 and 2000 are reported net of repurchases of 103,000 and 106,000 respectively.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

                                                2001     2000     1999
                                               -------  -------  -------
       Expected life (in years)............... 5 years  5 years  5 years
       Expected volatility....................      90%      85%      82%
       Risk free interest rate................    4.50%    6.09%    5.44%
       Expected dividend yield................       0%       0%       0%

For disclosure purposes, the adjusted estimated fair value of the Company's stock-based awards to employees is amortized over the vesting period. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the fiscal years December 31, 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below. The Company's adjusted information follows (in thousands, except for per share information):

                                                                  2001       2000      1999
                                                                ---------  --------  --------
Net loss, as reported.......................................... $(105,135) $(28,367) $(15,477)
Net loss applicable to common stockholders.....................  (106,061)  (34,188)  (15,899)
Net loss applicable to common stockholders, as adjusted........  (108,796)  (42,356)  (22,960)
Net loss per share applicable to common stockholders, as
  reported--basic and diluted..................................     (6.65)    (2.44)    (1.78)
Pro forma net loss per share applicable to common stockholders,
  as adjusted--basic and diluted...............................     (6.82)    (3.02)    (2.57)

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


At December 31, 2001, 2000 and 1999, options to purchase approximately 1,313,826, 1,667,179, and 1,850,087 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $1.37 to $39.29. The following table summarizes information about stock options outstanding at December 31, 2001:

                                          Remaining
                                         Contractual
                             Number    Life for Options   Number
            Exercise Price Outstanding   Outstanding    Exercisable
            -------------- ----------- ---------------- -----------
             $1.37-- 2.00   1,613,385        9.9             3,684
              4.04-- 5.81     841,377        7.8           198,079
              6.13-- 9.00   1,042,445        7.2           403,650
              9.50--14.00     516,356        3.4           479,022
             14.73--20.00     119,157        5.0            97,877
             22.10--31.62      60,833        6.6            52,008
             34.38--39.31     172,600        7.2            79,506
                            ---------                    ---------
                            4,366,153                    1,313,826
                            =========                    =========

Preferred Stock

On October 16, 2001, the Company completed an exchange of 11,570 shares of Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock") and 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock ("Series B Preferred Stock") for 11,570 shares of Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") and 30,000 shares of Series B1 Convertible Preferred Stock ("Series B1 Preferred Stock"), respectively. Series A1 Preferred Stock and Series B1 Preferred Stock are convertible into an aggregate of 1,388,456 and 2,394,063 shares of the Company's common stock at $8.33 and $12.531 per share, respectively. Additionally, the 753,640 Series A Preferred Stock and 1,047,382 Series B Preferred Stock warrants to issue common stock at $10 and $25.0625, respectively, were adjusted to an exercise price of $1.77. The exchange was made in consideration of the temporary release of the anti-dilution privileges of the Series A Preferred Stockholders and Series B Preferred Stockholders. The fair value of the exchange, as determined by an independent third-party valuation firm, was not accretive to the stockholder thus no dividend was recorded. The exchange of the Series A Preferred Stock for Series A1 Preferred Stock and Series B Preferred Stock for Series B1 Preferred Stock was made in a private transaction exempt from the registration requirements of the federal securities laws.

Holders of the Series A1 Preferred Stock and Series B1 Preferred Stock will have one vote per share of Series A1 Preferred Stock and Series B1 Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A1 Preferred Stock and Series B1 Preferred Stock, respectively. The Series A1 Preferred Stock and Series B1 Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $16.00 and $25.0625 per share, respectively. The conversion prices of the Series A1 Preferred Stock and Series B1 Preferred are subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $8.33 and $12.531 per share, respectively; provided, that the Company may issue up to 3,000,000 shares without triggering the anti-dilution provisions. In the event the Company breaches its obligations to issue common stock upon conversion, or the Company's common stock is delisted, dividends will be payable on the Series A1 Preferred Stock and Series B1 Preferred Stock at a rate of 14% per annum (partially payable in shares of common stock at the option of the Company during the first 60 days of such dividend rate).

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company is required to make certain payments in the event it is unable to meet its obligations in connection with the Series A1 Preferred Stock, Series B1 Preferred Stock and warrants, such as registration under the Securities Act or issuance of shares of common stock upon conversion or exercise. The aggregate amount of all such payments, together with dividends on the Series A1 Preferred Stock and Series B1 Preferred Stock, is limited to 19% of the liquidation value of the respective series of preferred stock. One of the investors in the Series A1 Preferred Stock was Advanced Systems Europe B.V., which is a subsidiary of Liraz, Level 8's principal stockholder.

During 2000 and 1999, there were 7,375 and 2,005 shares of preferred stock converted into 737,500 and 206,000 shares of the Company's common stock, respectively. There were 11,570 shares of the Series A1 Preferred Stock and 30,000 shares of Series B1 Preferred Stock outstanding at December 31, 2001.

Stock Warrants

The Company values warrants based on the Black Scholes pricing model. Warrants granted in 2001 and 2000 were valued using the following assumptions:

                                December 2000            Preferred Preferred
                                 Commercial    StarQuest Series A1 Series B1
                               Lender Warrants Warrants  Warrants  Warrants
                               --------------- --------- --------- ---------
    Expected life (in years)..          4            3         4         4
    Expected volatility.......         87%         121%    107.5%    107.5%
    Risk free interest rate...          5%           6%        4%        4%
    Expected dividend.........       None         None      None      None
    Fair value of common stock      $6.19       $17.28     $1.89     $1.89

In connection with the exchange of Series A Preferred Stock for Series A1 Preferred Stock, the Company exchanged the investors warrants to purchase 753,640 shares of common stock at an exercise price of $10 per share for warrants to purchase 753,640 shares of common stock at an exercise price of $1.77 per share. In connection with the exchange of Series B Preferred Stock for Series B1 Preferred Stock, the Company also exchanged the investors warrants to purchase 1,047,382 shares of common stock at an exercise price of $1.77 per share. The fair value of the preferred stock and warrant exchange, as determined by an independent third party valuation firm, was not accretive to the stockholder thus no dividend was recorded. See "Preferred Stock". The Company may cause the redemption of the Series A1 Preferred Stock warrants and the Series B1 Preferred Stock warrants for $.0001 at any time if the closing price of the Company's common stock over 20 consecutive trading days is greater than $5.00 and $7.50 per share, respectively. The holders may cause the warrants to be redeemed for cash at the difference between the exercise price and the fair market value immediately preceding a redemption event as defined in the warrant. As such, the fair value of the warrants at issuance of $2,100 has been classified as a warrant liability in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". As of December 31, 2001, no warrants have been exercised and the fair value of the liability is $2,985.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


During December 2000, the Company issued a commercial lender rights to purchase up to 172,751 shares of the Company's common stock at an exercise price of $4.3415 in connection with a new credit facility. See Note 11. The warrants were valued at $775 or $4.49 per share and are exercisable until December 28, 2004. As of December 31, 2001, no warrants have been exercised.

In connection with the acquisition of StarQuest, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants will have an exercise price of $30 per share. See Note 2. The warrants were valued at $1,500 or $6.00 per share and are exercisable until November 28, 2003. As of December 31, 2001, no warrants have been exercised.

In connection with the acquisition of Momentum during 1998, the Company issued warrants to purchase 200,000 shares of the Company's common stock. The warrants have an exercise price of $13.108 per share and expire on March 26, 2003. The warrants were valued at $654 or $3.27 per share. See Note 2. During 2000, 104,597 warrants were exercised, net of 31,248 warrants forfeited in lieu of purchase price, leaving 95,403 of these warrants outstanding at December 31, 2001.

In connection with the acquisition of Seer during 1998, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants have an exercise price of $12 per share and expire on December 31, 2002. The warrants were valued at $280 or $1.12 per share. See Note 2. As of December 31, 2001, no warrants have been exercised.

In connection with the initial and secondary public offerings, the Company issued 140,000 and 110,000 warrants, respectively, to the underwriter. The warrants are exercisable for four years, commencing one year from the effective dates of the public offerings at exercise prices of $7.43 and $14.85 per share, respectively, and have grant date fair values of $3.82 and $6.85 per share, respectively. Warrants totaling 0, 136,466 and 3,000 were exercised at an exercise price of $7.43 during the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, there were no warrants outstanding as the warrants have all expired.

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

NOTE 14.  EMPLOYEE BENEFIT PLANS

As of January 1, 2001 the Company sponsored one defined contribution plan for its U.S. employees--the Level 8 Systems 401(k). On December 31, 2000 the Company amended the Level 8 Systems 401(k) plan to provide a 50% matching contribution up to 6% of an employee's salary. Participants must be eligible Level 8 plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions to the Level 8 Plan included in the Consolidated Statement of Operations totaled $7 and $363 for fiscal years 2001 and 2000, respectively.

The Company also has employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. There was $260 and $470 in expense recognized under this plan for the years ended December 31, 2001, and 2000, respectively.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Company also has an Employee Stock Purchase Plan (U.S.) for its U.S. employees and the International Stock Purchase Plan, currently available to its UK employees, (collectively, the ''Stock Purchase Plans''). The Stock Purchase Plans allow employees to purchase shares of the Company's common stock for 85% of fair market value. The Stock Purchase Plans are authorized to grant rights to purchase an aggregate maximum of 250,000 shares of common stock. The Company is responsible for the administrative costs of the plans. Expenses related to these plans totaled $95 and $123 during the years ended December 31, 2001 and 2000, respectively.

NOTE 15.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For fiscal year 2001, no customer accounted for more than 10% of operating revenue. Two customers accounted for 11.4% and 11.2% of operating revenues for fiscal year 2000. No customers accounted for more than 10% of operating revenue in fiscal year 1999.

As of December 31, 2000 and 2001, the Company had significant balances outstanding from individual customers due to the nature of its operations. It is the policy of the Company to closely monitor all accounts receivable and to record a provision for uncollectible accounts as they become estimable. Generally, no collateral is required.

NOTE 16.  FOREIGN CURRENCIES

As of December 31, 2001, the Company had $321 and $898 US dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. At December 31, 2000, the Company had approximately $1,566 and $5,759 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:

                                                      2001  2000
                                                      ----  ----
              Euro................................... 32.2%   --
              Pound Sterling.........................   --   9.2%
              Deutsche Mark..........................   --  1.75%
              Italian Lira...........................   --  2.69%

NOTE 17.  SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

During the first quarter of 2001, management reassessed how the Company would be managed and how resources would be allocated. Management now makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration Products, (2) System Integration Products, and (3) Messaging and Application Engineering Products. Prior to 2001, the Company's reportable segmants were: (1) Software, (2) Maintenance, (3) Services and, (4) Research and development. The historical segments have not been restated as it is impractical to do so.

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

During the quarter ended September 30, 2001, the Company sold two of its messaging products, Geneva Message Queuing and Geneva XIPC. Also, on October 1, 2001 the Company sold its AppBuilder software business. See Note 3. The CTRC products, a component of the Messaging and Application Engineering segment was not sold.

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

While EBITA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. EBITA is not necessarily a measure of our ability to fund our cash needs.

The non-GAAP measures presented may not be comparable to similarly titled measures reported by other companies.

The table below presents information about reported segments for the twelve months ended December 31, 2001:

                              Desktop           Systems      Messaging/Application
                            Integration       Integration         Engineering            TOTAL
                         ----------------- ----------------- --------------------- -----------------
                         December 31, 2001 December 31, 2001   December 31, 2001   December 31, 2001
                           Twelve Months     Twelve Months       Twelve Months       Twelve Months
                               Ended             Ended               Ended               Ended
                         ----------------- ----------------- --------------------- -----------------
Total revenue...........     $    134           $ 5,744             $16,781            $ 22,659
Total cost of revenue...        9,427             5,103              13,667              28,197
Gross profit/(loss).....       (9,293)              641               3,114              (5,538)
Total operating expenses       18,858             7,840               7,179              33,877
EBITA...................     $(28,151)          $(7,199)            $(4,065)           $(39,415)

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


A reconciliation of segment operating expenses to total operating expense for fiscal year 2001:

                                                      2001
                                                     -------
                   Segment operating expenses....... $33,877
                   Amortization of intangible assets  10,212
                   Impairment of intangible assets..  43,853
                   (Gain)/loss on disposal of assets  (6,346)
                   Restructuring, net...............   8,650
                                                     -------
                      Total operating expenses...... $90,246
                                                     =======

The table below presents information about previously reported segments for the fiscal years ended December 31:

                                2001              2000              1999
                          ----------------  ----------------  ---------------
                           Total   Total     Total   Total     Total   Total
                          Revenue  EBITA    Revenue  EBITA    Revenue  EBITA
                          ------- --------  ------- --------  ------- -------
 Software................ $ 2,367 $(35,120) $45,998 $ (6,338) $16,030 $(2,549)
 Maintenance.............  11,328    5,987   15,967    9,312   14,981   8,819
 Services................   8,964   (2,336)  20,626     (958)  21,909    (116)
 Research and development      --   (7,946)      --  (10,324)      --  (7,767)
                          ------- --------  ------- --------  ------- -------
    Total................ $22,659 $(39,415) $82,591 $ (8,308) $52,920 $(1,613)
                          ======= ========  ======= ========  ======= =======

A reconciliation of total segment EBITA to loss before provision for income taxes for the fiscal years ended December 31:

                                               2001       2000      1999
                                             ---------  --------  --------
    Total EBITA............................. $ (39,415) $ (8,308) $ (1,613)
    Amortization of intangible assets.......   (10,212)  (14,191)   (6,959)
    Impairment of intangible assets.........   (43,853)       --        --
    (Gain)/loss on disposal of assets.......     6,346      (379)       --
    In-process research and development.....        --    (1,800)   (2,944)
    Restructuring...........................    (8,650)       --      (383)
    Interest and other income/(expense), net    (8,850)   (2,626)   (2,858)
                                             ---------  --------  --------
       Total loss before income taxes....... $(104,634) $(27,304) $(14,757)
                                             =========  ========  ========

The following table presents a summary of long-lived assets by segment as of December 31, 2001:

                                                         2001
                                                        -------
                Desktop Integration.................... $13,323
                Systems Integration....................   9,963
                Messaging/Application Engineering......   2,369
                                                        -------
                   Total assets........................ $25,655
                                                        =======

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The following table presents a summary of revenue by geographic region for the fiscal years ended December 31:

                                                     December 31,
                                                -----------------------
                                                 2001    2000    1999
                                                ------- ------- -------
        Australia.............................. $   141 $   976 $ 2,429
        Denmark................................   2,428   4,097   4,861
        France.................................     492   2,371       6
        Germany................................     776   1,584   3,553
        Israel.................................     909   6,778   1,987
        Italy..................................   1,263   2,259   3,370
        Norway.................................     579   2,069   2,128
        Switzerland............................   1,229   1,742   2,782
        United Kingdom.........................   4,268   9,841   5,055
        USA....................................   7,088  44,573  18,134
        Other..................................   3,486   6,301   8,615
                                                ------- ------- -------
           Total revenue....................... $22,659 $82,591 $52,920
                                                ======= ======= =======

Presentation of revenue by region is based on the country in which the customer is domiciled. Only countries with greater than 3% of total revenue are disclosed individually.

The following table represents a summary of long-lived assets by geographic region as of December 31:

                                                     2001     2000
                                                    ------- --------
            United States.......................... $25,553 $109,878
            United Kingdom.........................      --      411
            France.................................      54      113
            Other..................................      48       72
                                                    ------- --------
               Total assets........................ $25,655 $110,474
                                                    ======= ========

The Company's foreign operations are reimbursed by the Company for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.

NOTE 18.  RELATED PARTY INFORMATION

The Company paid royalties to Liraz of $48 and $15 for the years ended December 31, 2000 and 1999 for products which were developed under a joint development agreement. The agreement expired on December 31, 2000.

The Company sold software licenses to Liraz for $0, $280, and $0 in 2001, 2000, and 1999, respectively, for resale to unrelated third parties.

Liraz also pays the salaries and expenses of certain company employees and is reimbursed by the Company. Salaries and expenses paid by Liraz amounted to $67, $259, and $372, during 2001, 2000, and 1999, respectively.

At December 31, 2001 and 2000, the Company had accounts payable of $56 and $59 to Liraz, respectively. At December 31, 2001 and 2000, the Company had accounts receivable of $1,293 and $306 from Liraz and its affiliates, respectively.

The Company exchanged Series A and Series B Preferred stock and warrants for Series A1 and Series B1 preferred stock and warrants. See Note 13.

In October 2001, the Company sold its AppBuilder assets to Blue Pheonix for $19 million cash, a note receivable of $1,000 and a payment for net assets of $350. See Note 3.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


In June 1999, a subsidiary of Liraz purchased convertible preferred stock and warrants from the Company for $10,000 on the same terms as the other investors in the $21,000 offering. In December 1999, Liraz exercised its warrants for 1,000 shares of common stock for an aggregate exercise price of $10,000.

Liraz guarantees certain debt obligations of the Company through November 15, 2003. The Company issued common stock to Liraz in exchange for the guaranty. See Note 11.

In the third quarter of 2000, the Company had software sales of $6,000 to a customer that currently holds approximately six percent (6%) of our outstanding shares of common stock and has an employee as a member of our Board of Directors.

The Company has entered into an agreement with two of the executive officers of the Company, which provides for borrowings up to $250 and is secured by accounts and notes receivable. See Note 11.

In the fourth quarter of 2000, the Company loaned $495 to a director and officer of the Company under an unsecured note, which bears an interest rate of 6.5%. The note is payable over a period of five years in equal annual installments. In the third quarter of 2001, the Company retired the note in exchange for the forfeiture by the director and officer of certain retirement benefits. See Note 8.

NOTE 19.  RESTRUCTURING CHARGES

In the first quarter of 2001, the Company began an operational restructuring to reduce its operating costs and streamline its organizational structure. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services and development and administrative functions. The Company recorded restructuring charges of $6,650 during the quarter March 31, 2001 and an additional $2,000 during the quarter ending June 30, 2001.

The restructuring plan included the termination of 191 employees, all of whom had been notified by June 30, 2001 and terminated by December 31, 2001. The plan included a reduction of 83 personnel in the European operations and 108 personnel in the U.S. Operations. Employee termination costs comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

Premises obligations primarily relate to the continuation of lease obligations, brokers commissions and leasehold improvements for approximately 60,000 square feet of facilities no longer deemed necessary and costs to exit short-term leases for various sales offices. Amounts expenses relating to lease obligations represent estimates of undiscounted future cash outflows, offset by anticipated third-party sub-lease payments. Marketing obligations related to contracts and services relating to the prior focus of the Company and are no longer expected to be utilized.

Other miscellaneous restructuring costs include professional fees, royalty commitments, recruiting fees, excess equipment and other miscellaneous expenses directly attributable to the restructuring.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The following table sets forth a summary by category of accrued expenses and cash paid as of December 31, 2001:

                                                             Cash
                                           Expense Non-Cash  Paid    Accrued
                                           ------- -------- -------  -------
   Employee termination................... $5,319  $(1,045) $(4,231)  $ 43
   Excess office facilities...............  2,110     (156)  (1,307)   647
   Marketing obligations..................    288       --     (235)    53
   Royalty commitments....................    725     (360)    (365)    --
   Other miscellaneous restructuring costs    208       --      (98)   110
                                           ------  -------  -------   ----
      Total............................... $8,650  $(1,561) $(6,236)  $853
                                           ======  =======  =======   ====

The Company believes the accrued restructuring cost of $853 at December 31, 2001 represents its remaining cash obligations for the restructuring changes included above.

During the fourth quarter of 1999, the Company reorganized its existing operations due to its acquisition of Template. The Company's restructuring included a management change in its development and operations areas, the abandonment of certain leased facilities, and closure of its French subsidiary. The Company recorded a restructuring charge of $.55 million, which consisted of approximately $.28 million in costs associated with improving leased space to be subleased, approximately $.23 million in personnel-related charges, and approximately $.04 million in legal and accounting fees to close its French subsidiary.

NOTE 20.  FUNDED RESEARCH AND DEVELOPMENT

In July 2001, the Company and a significant customer entered into a multi-year agreement to fund the development of the next generation of Level 8's Geneva Enterprise Integrator and Geneva Business Process Automator software. The terms of the agreement provide $6.5 million in funding for research and development over 18 months in exchange for future fully paid and discounted licensing arrangement. The Company and its significant customer will eliminate the proprietary code in existence and migrate the GEI and GBPA software to the Java 2 Enterprise Edition (J2EE) environment in order to provide customers with a flexible, common development environment. Payments are refundable upon cancellation of the contract excluding amounts for work performed prior to cancellation. Recognition of the payments has been deferred until the services have been performed and refund provisions have expired. As of December 31, 2001, the Company has received $2,833 in funding payments and had a $944 receivable and $1,592 in deferred revenue under the arrangement. The Company had capitalized $2,310 in software product technology costs associated with the arrangement and subsequently offset those costs with $2,074 which had been earned under the agreement. At December 31, 2001, $236 remained in software product technology which will be offset by future amounts recognized under the agreement.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 21.  LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Some of these facilities have been subleased. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows:

                                               Lease                Lease
                                            Commitments Sublease Commitments
                                               Total     Income      Net
                                            ----------- -------- -----------
    2002...................................   $3,305    $(1,198)   $2,107
    2003...................................    2,780       (974)    1,806
    2004...................................    2,022       (436)    1,586
    2005...................................    1,821       (290)    1,531
    2006...................................    1,537       (274)    1,263
                                                                   ------
                                                                   $8,293
                                                                   ======

Rent expense for the fiscal years ended December 31, 2001, 2000, and 1999 was $1,835, $3,255, and $2,940, respectively. Sublease income was $221, $171, and $0 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 22.  CONTINGENCIES

During the year ended December 31, 2001, the Company was named as a defendant in several actions that ranged from improper dismissal claims to claims for breach of contract. All such claims were settled by December 31, 2001 and totaled $950. Management is not aware of any additional claims that would have a material effect on the financial position or results of operations of the Company.

NOTE 23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   First    Second     Third    Fourth
                                                                  Quarter   Quarter   Quarter   Quarter
                                                                  --------  --------  --------  --------
                                                                   (In thousands, except per share data)
2001:
   Net revenues.................................................. $  7,938  $  7,172  $  5,889  $  1,660
   Gross profit..................................................      (37)      722      (997)   (5,226)
   Net loss......................................................  (48,911)  (12,508)  (24,958)  (18,759)
   Net loss applicable to common stockholders....................  (49,330)  (12,820)  (25,273)  (18,759)
   Net loss per share -- basic and diluted....................... $  (3.12) $  (0.81) $  (1.55) $  (1.18)
2000:
   Net revenues.................................................. $ 19,662  $ 21,081  $ 22,318  $ 19,528
   Gross profit..................................................    9,534    13,347    15,238    10,293
   Net loss......................................................   (8,028)   (5,527)   (4,499)  (10,312)
   Net loss applicable to common stockholders....................   (8,176)   (5,644)   (4,851)  (15,517)
   Net loss per share -- basic and diluted....................... $  (0.64) $  (0.41) $  (0.34) $  (0.71)
   Net loss per share applicable to common stockholders -- basic and diluted................................................. $  (0.64) $  (0.41) $  (0.34) $  (1.03)

During the fourth quarter of 2001, the Company reassessed the recoverability of the remaining intangible assets relating to the Template Software acquisition and determined that an impairment of $14.2 million was required. See Note 10.

During the fourth quarter of 2000, the Company recorded significant nonrecurring adjustments totaling $1,800. The fourth quarter adjustments related primarily to the acquisition of StarQuest. See Note 2.

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 24.  SUBSEQUENT EVENTS

In January 2002, the Company amended its August 2000 license agreement with Merrill Lynch. Under the terms of the previous agreement, the Company had a perpetual license to commercialize and sell the Cicero technology, however, the Company's exclusivity under that contract expired in August 2002. The amendment provides for the extension of the exclusive, perpetual license to develop and sell the Cicero application integration software and to obtain ownership of the Cicero registered trademark. In exchange, Merrill Lynch affiliate, MLBC, Inc., will receive 250,000 shares of the Company's common stock. Merrill Lynch now beneficially owns approximately 1.2 million shares of the Company's common stock. In addition, Merrill Lynch and the Company entered into a revenue sharing agreement that provides for royalties to Merril Lynch on future Cicero software sales. Under the agreement, royalties are capped at $20 million.

Subsequent to December 31, 2001, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was valued at $1.50 per share and warrants to purchase additional shares were offered at $2.75 per share. At December 31, 2001, the Company had received bridge financing of $1.6 million which was convertible to common stock subject to closing conditions. This amount has been reflected in the accompanying balance sheet as long-term debt. This offering closed on January 16, 2002. The Company sold 2,381,952 shares of common stock for a total of approximately $3.5 million and granted 476,396 warrants to purchase the Company's common stock at a price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share.

                                   EXHIBITS

Exhibit
Number                                             Description
------                                             -----------

 2.1    Agreement and Plan of Merger dated as of October 2, 2000 by and among Level 8 Systems, Inc.,
        Level 8 Technologies Acquisition Corp. and StarQuest Software, Inc. (incorporated by reference to exhibit 10.39 to Level 8's Quarterly Report on Form 10-Q for the period ended September 30, 2000
        (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange
        Commission upon request)).

 2.2    Asset Purchase Agreement dated as of August 8, 2001 by and between Level 8 Systems, Inc. and
        AppBuilder Solutions B.V. (incorporated by reference to Exhibit 2.1 to Level 8's Form 8-K filed
        August 8, 2001) (exhibits and schedules omitted but will be furnished supplementally to the
        Securities and Exchange Commission upon request)).

 3.1    Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.1 to Level 8's Registration Statement on Form S-1/A, filed September 22,
        2000, File No. 333-44588).

 3.2    Bylaws of Level 8 Systems, Inc., a Delaware corporation (filed herewith).

 3.3    Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock
        (incorporated by reference to exhibit 3.1 to Level 8's Report on Form 8-K, filed October 17, 2001).

 3.4    Certificate of Designation relating to Series B1 Convertible Redeemable Preferred Stock
        (incorporated by reference to exhibit 3.2 to Level 8's Report on Form 8-K, filed October 17, 2001).

 4.1    Registration Rights Agreement dated as of January 16, 2002 by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement listed on Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 25, 2001).

 4.2    Registration Rights Agreement dated as of January 3, 2002 between Level 8 Systems, Inc. and
        MLBC, Inc. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed
        January 11, 2002).

 4.3    Registration Rights Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the Series A investors named on the signature pages thereof (incorporated by reference to exhibit 10.3 to
        Level 8's Report on Form 8-K filed July 23, 1999).

 4.3A   First Amendment to Registration Rights Agreement dated as of October 16, 2001, to the Registration
        Rights Agreement dated as of June 29, 1999, by and among Level 8 Systems, Inc. and the Series A1 investors named on the signature pages thereof (incorporated by reference to exhibit 10.4 to
        Level 8's Form 8-K, filed October 17, 2001).

 4.4    Registration Rights Agreement dated July 20, 2000 among Level 8 Systems, Inc. and the Series B investors named on the signature pages thereof (incorporated by reference to exhibit 10.5 to
        Level 8's Report on Form 8-K, filed July 31, 2000).

 4.4A   First Amendment to Registration Rights Agreement dated as of October 16, 2001, to the Registration
        Rights Agreement dated as of July 20, 2000, by and among Level 8 Systems, Inc. and the Series B1 investors named on the signature pages thereof (incorporated by reference to exhibit 10.5 to
        Level 8's Form 8-K, filed October 17, 2001).

  4.5   Registration Rights Agreement, dated June 13, 1995, between Level 8 Systems, Inc. and Liraz
        Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

Exhibit
Number                                              Description
------                                              -----------
  4.5   Registration Rights Agreement, dated June 13, 1995, between Level 8 Systems, Inc. and Liraz
        Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

 4.5A   First Amendment to Registration Rights Agreement dated as of August 8, 2001, to the Registration
        Rights Agreement dated as of June 13, 1995, by and between Across Data Systems, Inc. (Level 8's predecessor) and Liraz Systems Ltd. (incorporated by reference to exhibit 4.1 to Level 8's Report on
        Form 8-K, filed August 14, 2001).

  4.6   Form of Registration Rights Agreement among Level 8 Systems, Inc. and the former holders of
        Series E Preferred Stock of StarQuest Software, Inc. (incorporated by reference to exhibit 4.11 to
        Level 8's Annual Report on Form 10-K, filed March 29, 2001).

  4.7   Form of Registration Rights Agreement among Level 8 Systems, Inc. and the former debtholders of
        StarQuest Software, Inc. (incorporated by reference to exhibit 4.12 to Level 8's Annual Report on
        Form 10-K, filed March 29, 2001).

  4.8   Form of Stock Purchase Warrant issued to the Purchasers in the January Private Placement
        (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed January 25, 2002).

  4.9   Form of Stock Purchase Warrant issued to the investors in Series A1 Preferred Stock (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed October 17, 2001).

 4.10   Form of Stock Purchase Warrant issued to the investors in Series B1 Preferred Stock (incorporated by reference to exhibit 10.3 to Level 8's Report on Form 8-K, filed October 17, 2001).

 4.11   Form of Warrant issued to the former holders of Series E Preferred Stock of StarQuest Software, Inc.
        (incorporated by reference to exhibit 4.10 to Level 8's Annual Report on Form 10-K, filed March 29,
        2001).

 4.12   Form of Warrant(s) representing the 250,000 Level 8 warrants issued to the WCAS Parties
        (incorporated by reference to exhibit 8.2(A) to the Seer Technologies, Inc. Annual Report on
        Form 10-K for the year ended September 30, 1998, File No. 000-26194).

 10.1   Securities Purchase Agreement dated as of January 16, 2002 by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement (incorporated by reference to exhibit 10.1 to
        Level 8's Report on Form 8-K, filed January 25, 2002).

 10.2   Purchase Agreement dated as of January 3, 2002 between Level 8 Systems, Inc. and MLBC, Inc.
        (incorporated by reference to exhibit 10.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

 10.2A  Purchase Agreement dated July 31, 2000 between Level 8 Systems, Inc. and Merrill Lynch, Pierce,
        Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Level 8's Report on
        Form 8-K, filed August 11, 2000).

 10.3   Exchange Agreement dated as of October 16, 2001 among the Company and the investors named on the signature pages thereof (incorporated by reference to exhibit 10.1 to Level 8's Report on
        Form 8-K, filed October 17, 2001).

 10.3A  Securities Purchase Agreement dated June 29, 1999 among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series A Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999).

 10.3B. Securities Purchase Agreement dated July 20, 2000 among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed July 31, 2000).

Exhibit
Number                                                Description
------                                                -----------
 10.4   Amended PCA Shell License Agreement dated as of January 3, 2002 between Level 8 Systems, Inc.
        and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K, filed January 11, 2002).

10.4A   PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner &
        Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed
        September 11, 2000).

 10.5   Promissory Note of Level 8 Systems, Inc. dated September 28, 2001 among Level 8 Systems, Inc.
        and Bank Hapoalim (filed herewith).

 10.6   Stockholders Agreement among Level 8 Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith
        Incorporated, Liraz Systems Ltd. and certain of its affiliates and Welsh, Carson, Anderson & Stowe
        VI, L.P. and certain of its affiliates (incorporated by reference to exhibit 10.3 to Level 8's Report on
        Form 8-K, filed September 11, 2000).

 10.7   License Agreement, dated as of December 17, 1998, between BULL and Template Software, Inc.
        (incorporated by reference to exhibit 10.31 to Template Software, Inc.'s Annual Report on
        Form 10-K for the fiscal year ended December 31, 1998).

 10.8   Agreement, dated June 13, 1995, between the Company and Liraz (incorporated by reference to exhibit 10.23 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on
        Form S-1, filed May 12, 1995, File No. 33-- 92230).

 10.9   Master License Agreement dated October 24, 1996 by and between Merrill Lynch, Pierce, Fenner &
        Smith Incorporated and Seer Technologies, Inc. (incorporated by reference to exhibit 10.23 to
        Level 8's Annual Report on Form 10-K, filed March 29, 2001).

10.9A   Schedule 4 to Master License Agreement dated September 30, 2000 by and between Merrill Lynch,
        Pierce, Fenner & Smith Incorporated and Level 8 Technologies, Inc. (incorporated by reference to exhibit 10.23A to Level 8's Annual Report on Form 10-K, filed March 29, 2001).

10.10   Employment Agreement between Anthony Pizi and the Company effective January 1, 2002 (filed herewith).*

10.11   Employment Agreement between John P. Broderick and the Company effective January 1, 2002
        (filed herewith).*

10.12   Employment Agreement between Paul Rampel and the Company effective January 1, 2002 (filed herewith).*

10.13   Promissory Note dated January 27 , 2001 of Paul Rampel in favor of Level 8 Systems, Inc. in the amount of $75,000 (incorporated by reference to exhibit 10.25 to Level 8's Annual Report on
        Form 10-K, filed March 29, 2001).

10.13A  Stock Pledge Agreement dated January 27, 2001 between Paul Rampel and Level 8 Systems, Inc.
        (incorporated by reference to exhibit 10.25A to Level 8's Annual Report on Form 10-K, filed
        March 29, 2001).

10.14   Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated (incorporated by reference to exhibit 10.2 to Level 8's Registration Statement of Form S-1/A, filed September 22, 2000,
        File No. 333-44588).*

10.14A  Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (filed herewith).*

10.15   Level 8's February 2, 1995 Non-Qualified Option Plan (incorporated by reference to exhibit 10.1 to
        Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed
        May 12, 1995, File No. 33-92230).*

Exhibit
Number                                              Description
------                                              -----------

10.16   Template Software, Inc. 1992 Non-Statutory Stock Option Plan (incorporated by reference to an exhibit to Template Software, Inc.'s Registration Statement on Form S-1, filed on November 27,
        1996, File No. 333-17063).

10.17   Template Software, Inc. 1992 Incentive Stock Option Plan (incorporated by reference to an exhibit to Template Software, Inc.'s Registration Statement on Form S-- 1, filed on November 27, 1996,
        File No. 333-17063).

10.18   Lease Agreement for Cary, N.C. offices, dated March 31, 1997, between Seer Technologies, Inc. and
        Regency Park Corporation (incorporated by reference to exhibit 10.47 to Seer Technologies, Inc.'s
        Quarterly Report on Form 10-Q for the period ended March 31, 1997, File No. 000-26194).

10.18A  Addendum #1 to the Lease Agreement for Cary, N.C. offices, dated July 6, 1998 (incorporated by reference to exhibit 10.58 to Seer Technology Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 000-26194).

10.18B  Amendment to Lease Agreement for Cary, N.C. offices, dated January 21, 1999 (incorporated by reference to exhibit 10.21A to Level 8's Annual Report on Form 10-K for the fiscal year ended
        December 31, 1998).

10.19   Office Lease Agreement, dated April 25, 1996, between Template Software, Inc. and Vintage Park
        Two Limited Partnership (incorporated by reference to an exhibit to Template Software, Inc.'s
        Registration Statement on Form S-1, File No. 333-17063).

10.19A  Amendment to Office Lease Agreement, dated August 18, 1997, between Template Software, Inc.
        and Vintage Park Two Limited Partnership (incorporated by reference to an exhibit to Template
        Software, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
        File No. 000-21921).

10.20   Lease Agreement, dated December 25, 1992, between Seer Technologies, Inc. and Capital &
        Counties (London, England) (incorporated by reference to exhibit 10.22 to Seer Technologies, Inc.'s
        Registration Statement on Form S-1, file No. 33-92050).

10.21   Lease Agreement, dated October 8, 1997, between StarQuest Software, Inc. and Smith and Walters
        Inc. (incorporated by reference to exhibit 10.14 to Level 8's Annual Report on Form 10-K, filed
        March 29, 2001).

10.22   Lease Agreement, dated February 23, 2001, between Level 8 Systems, Inc. and Carnegie 214
        Associates Limited Partnership (incorporated by reference to exhibit 10.15 to Level 8's Annual
        Report on Form 10-K, filed March 29, 2001).

 16.1   Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant, dated August 2,
        2000 (incorporated by reference to Exhibit 16 to Level 8's Report on Form 8-K/A filed August 2,
        2000, File No.000-26392).

 21.1   List of subsidiaries of the Company (filed herewith).

 23.1   Consent of Deloitte & Touche LLP (filed herewith).

 23.2   Consent of PricewaterhouseCoopers LLP (filed herewith).

--------
   * Management contract or compensatory agreement.