Form 10-K/A
period 2001-12-31
LEVEL 8 SYSTEMS INC
filed 2002-04-30
CIK 945384

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

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

                             LEVEL 8 SYSTEMS, INC.

                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2001

                                    PART I

 Item                                                                                         Page
Number                                                                                       Number
------                                                                                       ------
 1.    Business.............................................................................    1

 2.    Properties...........................................................................   13

 3.    Legal Proceedings....................................................................   13

 4.    Submission of Matters to a Vote of Security Holders..................................   13

                                     PART II

 5.    Market for Level 8 Common Stock and Related Shareholder Matters......................   14

 6.    Selected Financial Data..............................................................   15

 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   16

 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................   29

 8.    Financial Statements and Supplementary Data..........................................   29

 9.    Changes in Accountants...............................................................   30

                                     PART III

 10.   Directors and Executive Officers of Level 8..........................................   31

 11.   Executive Compensation...............................................................   34

 12.   Security Ownership of Certain Beneficial Owners and Management.......................   38

 13.   Certain Relationships and Related Transactions.......................................   40

                                     PART IV

 14.   Index Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............   43

SIGNATURES..................................................................................   48

INDEX TO FINANCIAL STATEMENTS...............................................................  F-1

INDEX TO EXHIBITS...........................................................................  E-1

                                    PART I

Item 1.   Business

                                   BUSINESS

Overview

   We provide a comprehensive set of integration products, including desktop integration with our new Cicero(R) product and server integration and messaging solutions with our Geneva line of products. Our flagship product line, Cicero, is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates systems and applications that would not otherwise work together. By using our Cicero solution, companies can decrease their customer management costs, increase their customer service level and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on information technology investments.

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

   The Company released Cicero to general availability in July of 2001 and had only nominal revenue from Cicero sales in fiscal year 2001 and did not demonstrate significant quarter to quarter revenue gains over the latter half of fiscal 2001. Cicero is the sole software product in the Desktop Integration segment. Since Cicero is an enterprise class software product requiring significant commitment and budgeting on the part of potential customers, it is anticipated the sales cycle for Cicero may be as long as six to nine months. Accordingly, although Cicero was released in July 2001, we still consider it to be a product in its infancy which we expect will not begin to gain market acceptance and completion of significant sales until at least the first and second quarters of 2002.

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

   Subsequent to December 31, 2001, the Company issued 141,658 shares of common stock to a former reseller of the company as part of a settlement agreement with that company. Such shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

                                                             Year Ended December 31,
                                                      (in thousands, except per share data)
                                                 -----------------------------------------------
                                                  1997     1998      1999      2000      2001
                                                 ------- --------  --------  --------  ---------
SELECTED STATEMENT OF OPERATIONS DATA
Revenue......................................... $14,680 $ 10,685  $ 52,920  $ 82,591  $  22,659
Net income (loss) from continuing operations.... $ 1,036 $(23,688) $(15,477) $(28,367) $(105,135)
Net income (loss) from continuing operations per
  common and common equivalent share--basic..... $   .15 $  (3.14) $  (1.78) $  (2.10) $   (6.65)
Net income (loss) from continuing operations per
  common and common share--diluted.............. $   .13 $  (3.14) $  (1.78) $  (2.10) $   (6.65)
Weighted average common and common equivalent
  Shares outstanding--basic.....................   6,992    7,552     8,918    14,019     15,958
Weighted average common and common equivalent
  Shares outstanding--diluted...................   7,561    7,552     8,918    14,019     15,958

                                                                       At December 31,
                                                        --------------------------------------------
                                                         1997     1998      1999      2000    2001
                                                        ------- --------  --------  -------- -------
SELECTED STATEMENT OF OPERATIONS DATA
Working capital (deficiency)........................... $15,826 $(19,554) $    (36) $ 28,311 $(4,968)
Total assets...........................................  23,482   70,770   133,581   169,956  35,744
Long-term debt, net of current maturities..............      16    1,541    22,202    25,000   4,600
Loans from related companies, net of current maturities     202   12,519     4,000        --      --
Stockholders' equity...................................  20,371    8,892    72,221   117,730  13,893

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
           Net loss............................ (464.0)% (34.3)% (29.3)%
                                                ======   =====   =====

   The following table sets forth unaudited data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                                               2001 2000 1999
                                                               ---- ---- ----
   United States..............................................  31%  54%  33%
   Europe.....................................................  60%  35%  56%
   Asia Pacific...............................................   3%   2%   7%
   Middle East................................................   4%   8%   3%
   Other......................................................   2%   1%   1%
                                                               ---  ---  ---
      Total................................................... 100% 100% 100%
                                                               ===  ===  ===

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

   A reconciliation of segment operating expenses to total operating expense for fiscal year 2001:

                                                                   2001
                                                                  -------
      Segment operating expenses................................. $33,877
      Amortization of intangible assets..........................  10,212
      Impairment of intangible assets............................  43,853
      (Gain)/loss on disposal of assets..........................  (6,346)
      Restructuring, net.........................................   8,650
                                                                  -------
      Total operating expenses................................... $90,246
                                                                  =======

   The table below presents information about previously reported segments for the fiscal years ended December 31:

                                2001              2000              1999
                          ----------------  ----------------  ---------------
                           Total   Total     Total   Total     Total   Total
                          Revenue  EBITA    Revenue  EBITA    Revenue  EBITA
                          ------- --------  ------- --------  ------- -------
 Software................ $ 2,367 $(35,120) $45,998 $ (6,338) $16,030 $(2,549)
 Maintenance.............  11,328    5,987   15,967    9,312   14,981   8,819
 Services................   8,964   (2,336)  20,626     (958)  21,909    (116)
 Research and development      --   (7,946)      --  (10,324)      --  (7,767)
                          ------- --------  ------- --------  ------- -------
 Total................... $22,659 $(39,415) $82,591 $ (8,308) $52,920 $(1,613)
                          ======= ========  ======= ========  ======= =======

   A reconciliation of total segment EBITA to net loss for the fiscal years ended December 31:

                                                2001       2000      1999
                                              ---------  --------  --------
   Total EBITA............................... $ (39,415) $ (8,308) $ (1,613)
   Amortization of intangible assets.........   (10,212)  (14,191)   (6,959)
   Impairment of intangible assets...........   (43,853)       --        --
   Gain/(loss) on disposal of assets.........     6,346      (379)       --
   In-process research and development.......        --    (1,800)   (2,944)
   Restructuring.............................    (8,650)       --      (383)
   Interest and other income/(expense), net..    (8,850)   (2,626)   (2,858)
                                              ---------  --------  --------
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

   Total revenues decreased 73% in 2001 from 2000 and increased 56% from 1999 to 2000. The significant decrease in revenues is primarily the result of two factors: the redevelopment of the Geneva Enterprise Integrator and Business Process Automator products (which represented approximately $31.7 million of 2000 gross revenue and $5.7 million of 2001 gross revenue) under the J2EE platform which has delayed sales of such products and the sale of substantially all of the Messaging and Application Development products (which represented approximately $43 million of 2000 gross revenue and $16.8 million of 2001 gross revenue) at the start of the fourth quarter. To a lesser extent, the decrease in revenues was also attributable in part to a general slowing of the economy and in part to a shift of Company resources during the latter two quarters of the year to focus on Cicero, a brand new product which is expected to have a six to nine month sales cycle. The increase in revenues in 2000 over 1999 is primarily attributable to the acquisitions of companies and technologies disclosed above. Gross profit margins were (24)%, 59% and 45% for 2001, 2000 and 1999, respectively.

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

   The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace. The Company's expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations. The System Integration segment revenue is anticipated to increase slightly from fiscal 2001 levels with gross margin remaining relatively consistent. The Messaging and Application Engineering segment revenue is expected to decrease significantly along with related expenses as the majority of the products comprising this segment have been sold.

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

   Operating activities utilized approximately $19.4 million of cash, which is primarily comprised of the loss from operations of $105 million, offset by non-cash charges for depreciation and amortization of approximately $27.8 million and non-cash charges for impairment of intangible assets and software product technology of $46.9 million, $3.8 million for the realized loss on certain marketable securities, and a provision for bad debts in the amount of $3.8 million. In addition, the Company had a reduction in accounts receivable of $10.5 million and used approximately $5.3 million in fulfillment of its obligations to its creditors through its accounts payable. The significant reduction in accounts receivable is the result of the reduction in overall revenues resulting from the sale of substantially all of the Messaging and Application Engineering products and the reduction in revenues as the Company redevelops the Geneva Enterprise Integrator and Business Process Automator under the J2EE platform.

   On April 18, 2001, a significant customer voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Due to the uncertainty of collection of this debt, the Company wrote-off $3.8 million of related accounts receivable, which was charged to general and administrative expenses in the consolidated statements of operations. During 2001, total write-offs for accounts receivable amounted to $5.4 million, of which, approximately $3.8 million related to this one significant customer. The remaining $1.6 million represented write-offs of certain customers reserved for at December 31, 2000. By comparison, write-offs for fiscal 2000 and 1999 were $35,000 and $3.0 million respectively. The provision for uncollected debts was $3.8 million, $572,000 and $757,000, for the years 2001, 2000 and 1999, respectively.

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

   In October 2001, the Company entered into an exchange agreement with its existing preferred shareholders. Under the terms of the agreement, the holders of the Series A and Series B 4%Convertible Redeemable Preferred Stock and related warrants received an equal number of newly issued Series A1 and Series B1 Convertible Redeemable Preferred Stock and related warrants. The conversion price of both the Series A1 and Series B1 Preferred Stock has been reduced by 16.7% and 50% respectively, which increases the number of shares of common stock to be issued upon conversion of the Preferred Stock by approximately 1.4 million shares. Additionally, the exercise price for the warrants received in the exchange has been reduced to $1.77 per share and the call prices have been reduced accordingly to $5.00 per share for the Series A1 warrants and $7.50 per share for the Series B1 warrants. The fair value of the exchange, as determined by an independent third-party valuation firm, was not accretive to the stockholder thus no dividend was recorded.

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

   The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. At December 31, 2001, the Company had a working capital deficiency of approximately $5.0 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product--Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with significant customers that have begun the "proof of concept" stage. Additionally, the Company has successfully completed a private financing round wherein it raised approximately $3.5 million of new funds from several investors. The Company is seeking additional financing and is reviewing other strategic options, such as non-strategic asset sales, and has retained an investment banker to assist in the evaluation. The Company has not yet identified its non-strategic assets but expects that such assets would be comprised of some portion or combination of products within the Messaging and Application Engineering segment and the Systems Integration segment. The Company does not intend to sell Cicero. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely enough manner or that increased revenues will reduce future operating losses. If the Company is unable to increase cash flow, obtain financing or close a sale of non-strategic assets, it may not be able to generate enough capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

Contractual Obligations

   Future minimum lease commitments on operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

                                          Lease                Lease
                                       Commitments Sublease Commitments
                                          Total     Income      Net
                                       ----------- -------- -----------
         2002.........................   $3,305    $(1,198)   $2,107
         2003.........................    2,780       (974)    1,806
         2004.........................    2,022       (436)    1,586
         2005.........................    1,821       (290)    1,531
         2006.........................    1,537       (274)    1,263
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

                                   PART III

Item 10.  Directors and Executive Officers of Registrant

   As of April 22, 2002, the Board of Directors of the Company consisted of Anthony C. Pizi, Paul Rampel, Theodore Fine, Dr. Michel Berty, Byron C. Vielehr, John Barbano, Frank Artale and Richard Daly. Messrs. Pizi, Rampel, Fine, Artale, Daly and Dr. Berty were elected at the 2001 Annual Meeting of Stockholders and will serve until the election and qualification of their successors or until their earlier death, resignation or removal. Messrs. Barbano and Vielehr were appointed by the Board of Directors to fill vacancies on the Board in early fiscal 2002 and will serve until the election and qualification of their successors or until their earlier death, resignation or removal. Lenny Recanati, Talmor Margalit and Burton Grad, who were elected to the Board at the 2001 Annual Meeting of Stockholders, resigned from the Board of Directors effective November 2001. John C. Cummings, who was elected at the 2001 Annual Meeting of Stockholders, resigned from the Board of Directors effective January 2002. Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as director of the Company.

Anthony C. Pizi

Director since August 2000.  Age: 42

   Mr. Pizi has served as Chairman of the Board of Directors and as Chief Technology Officer since December 1, 2000. He has served as Chief Executive Officer since February 1, 2001. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch's Private Client Technology Architecture and Service Quality Group. Mr. Pizi's 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his BS in Engineering from West Virginia University. Mr. Pizi is on the Technical Board of Crossgain Corporation.

Paul Rampel

Director since February 2001.  Age: 49

   Mr. Rampel has served as a director and as President since February 1, 2001. Mr. Rampel previously served as Senior Vice President of Research and Development beginning in November 2000 when he joined the Company following the acquisition of StarQuest Software, Inc. ("StarQuest"). Previously, as chief executive officer, president and a founder of StarQuest, Mr. Rampel directed the day-to-day management operations of StarQuest. In addition, he was the design architect of StarQuest's software products and a recognized expert on IBM connectivity with 25 years of industry experience. Prior to StarQuest, Mr. Rampel was the founder and CEO of Orion Networking Systems, which was acquired by Apple Computer, Inc. in 1988. Prior to that, he was manager of data processing for McKesson and held other management positions with Alfa Laval and Communications Solutions, Inc.

Theodore Fine

Director since April 1995.  Age: 65

   Mr. Fine has served as a director of the Company since April 1995. Mr. Fine co-founded Level 8 Technologies, Inc. with Mr. Somech in February 1994. Mr. Fine is also a director and the Chief Executive Officer of Buysmart Enterprises, Inc. Since January 1993, Mr. Fine has been a management information systems consultant to the financial community and, from April 1995 to July 1996, served as a marketing and sales consultant to the Company. From March 1974 to December 1992, Mr. Fine was Vice President of Technology for Retail International Operations of CitiBank, N.A.

Michel Berty, Ph.D.

Director since July 1997.  Age: 62

   Dr. Berty has served as a director of the Company since July 1997. Since April 1997, Dr. Berty has been the owner of MBY Consultant, Inc. Dr. Berty currently serves as a director of Sapiens International Corporation, N.V., I Gate Capital and Merant. Dr. Berty served as the Chairman of the Board and Chief Executive Officer of Cap Gemini America (an international information technology consulting firm) from 1993 to April 1997. From 1986 to 1992, he served as the General Secretary of the Gemini Sogeti Group (the parent corporation of Cap Gemini America).

Byron C. Vielehr

Director since January 2002.  Age: 38

   Mr. Vielehr has been a director of Level 8 since January 2002. Mr. Vielehr was nominated to serve on the Board of Directors by Merrill Lynch pursuant to the terms of the Stockholders Agreement, dated as of August 23, 2000, by and among Level 8, Merrill Lynch, Liraz and its affiliates, and WCAS and its affiliates. Mr. Vielehr has been employed at Merrill Lynch since 2000 and has held various management positions during that time. Most recently, he has served Merrill Lynch in the capacity of Chief Technology Officer for U.S. Private Client Technology.

John Barbano

Director since January 2002.  Age: 47

   Mr. Barbano has been a director of Level 8 since January 2002. Mr. Barbano was employed in various positions by Merrill Lynch for the previous eight years, recently retiring from his position as Chief Technology Officer of Merrill Lynch's Private Client Group. Prior to joining Merrill Lynch , Mr. Barbano's career included various technology management positions at IBM and Prudential Securities.

Frank Artale

Director since June 2001.  Age: 37

   Mr. Artale has been a director of Level 8 since June 2001. Since July 2000, Mr. Artale has served as the Vice President and General Manager of the Windows Platform Division at Veritas Software Corporation (NASDAQ: VRTS) where his group is responsible for overall product strategy for Windows targeted software products. Prior to joining Veritas, Mr. Artale spent nine years at Microsoft Corporation where he held various positions including General Manager for systems management during the Windows 2000 project and Director of Program Management for Windows NT 4.0.

Richard Daly

Director since June 2001.  Age: 48

   Mr. Daly has been a director of Level 8 since June 2001. Mr. Daly is Founder and President of ADP Investor Communications Services, a division of Automatic Data Processing, Inc. (NYSE: ADP), which is the leading processor and provider of shareowner communications to the financial services and corporate communities. He is also a Group President, Executive Committee member and Corporate Officer of Automatic Data Processing, Inc. Prior to joining ADP in 1989, Mr. Daly was a Senior Vice President and a member of the Board of Directors of Thomson McKinnon Securities.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee is comprised of Messrs. Daly, Barbano and Dr. Berty. None of the current members of the Compensation Committee has served as an executive officer of the Company and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Daly, Barbano and Dr. Berty have served as executive officers. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the directors and executive officers of the Company.

Director Compensation

   In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 12,000 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. In January 2002, the Board of Directors approved an amendment to the Outside Director Stock Incentive Plan to provide an increase in the number of options which may be granted to outside directors to 24,000. These options vest over a three year period in equal increments upon the eligible Director's election to the Board. Newly elected eligible directors are also eligible to receive an option to purchase 24,000 shares upon initial election or appointment. The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common shares in lieu of cash, subject to approval by the Board of Directors. In addition, the plan permits the Board of Directors to grant discretionary awards to eligible directors under the plan.

   Michel Berty is entitled to receive $12,000 each year for serving as a Director. None of the Company's other Directors received additional monetary compensation for serving on the Board of Directors of the Company in 2001, other than reimbursement of reasonable expenses incurred in attending meetings.

Executive Officers

   The Company's current executive officers are listed below, together with their age, position with the Company and business experience for the past five years.

Anthony C. Pizi  Age: 42

   Mr. Pizi currently serves as the Chairman of the Board, Chief Executive Officer and Chief Technology Officer of the Company. Please refer to the section of this Form 10-K/A entitled "Directors and Executive Officers of the Registrant" for additional information regarding Mr. Pizi's experience.

Paul Rampel  Age: 49

   Mr. Rampel currently serves as the President and a director of the Company. Please refer to the section of this Form 10-K/A entitled "Directors and Executive Officers of the Registrant" for additional information regarding Mr. Rampel's experience.

John P. Broderick  Age: 52

   Mr. Broderick has served as the Chief Financial Officer of the Company since April 2, 2001 and Corporate Secretary since August 8, 2001. Prior to joining the Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim CFO. Previously, Mr. Broderick served as chief financial officer for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.A. in accounting from Villanova University.

Item 11:  Executive Compensation

   The following summary compensation table sets forth the compensation earned by the Company's current Chief Executive Officer, its former Chief Executive Officer, the other executive officers serving or having served at the end of fiscal 2001 whose salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 2001 and two other former executive officers who would be included but for the fact that they no longer served as an executive officer at the end of fiscal 2001. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 2001, see "Option Grants in Fiscal 2001."

                          Summary Compensation Table

                                                                        Securities   All Other
                                            Fiscal                      Underlying     Annual
        Name and Principal Position          Year   Salary   Bonus       Options    Compensation
        ---------------------------         ------ -------- --------    ----------  ------------
Anthony C. Pizi............................  2001  $527,038 $     --     500,000     $       --
  Chief Executive Officer, Chief Technology
  Officer and Chairman(1)

Paul Rampel................................  2001  $231,310 $ 60,000     404,300     $       --
  President and Director                     2000  $ 15,000 $     --

John P. Broderick..........................  2001  $146,788 $ 40,000     165,900     $       --
  Chief Financial Officer, Treasurer and
  Corporate Secretary

Steven Dmiszewicki.........................  2001  $ 16,668 $     --          --     $  592,309(3)
  Former Chief Executive Officer(2)          2000  $235,416 $200,000(4)  120,000(5)  $       --
                                             1999  $200,000 $     --      35,000     $       --

Arie Kilman................................  2001  $166,667 $     --          --     $1,795,000(7)
  Former Chief Strategy Officer(6)           2000  $234,374 $100,000      50,000(8)          --
                                             1999  $120,000 $ 90,000     200,000(8)          --

Dennis McKinnie............................  2001  $112,501 $     --          --     $  276,922(10)
  Former Senior Vice President, Chief Legal  2000  $182,292 $ 83,000      25,000             --
  and Administrative Officer, Corporate      1999  $172,917 $ 50,000      95,000             --
  Secretary(9)

--------
(1) Mr. Pizi began his service as Chief Executive Officer of the Company in February 2001.
(2) Mr. Dmiszewicki resigned his position as Chief Executive Officer in February 2001.
(3) Includes salary continuation payments until October 2001 of an aggregate of $500,000 and an additional $92,309 for accrued vacation paid in connection with Mr. Dmiszewicki's separation from the Company. Please see "Employment Agreements, Termination of Employment and Change-In-Control Arrangements" for a complete description of the severance arrangement.
(4) Includes a $100,000 performance based bonus and a bonus of $100,000 for the successful completion of the Template acquisition.
(5) In December 2000, Mr. Dmiszewicki voluntarily forfeited 100,000 options with an exercise price of $37.875.
(6) Mr. Kilman resigned his position as Chief Strategy Officer in April 2001.
(7) Includes payments of $750,000 paid in connection with Mr. Kilman's separation from the Company and $1,045,000, which represents the fair market value of 250,000 shares of common stock that were issued to Mr. Kilman in connection with his separation from the Company. Please see "Employment Agreements, Termination of Employment and Change-In-Control Arrangements" for a complete description of the severance arrangement.
(8) In December 2000, Mr. Kilman voluntarily forfeited all of his 250,000 options.

(9)  Mr. McKinnie resigned all his positions with the Company on June 30, 2001.
(10) Includes a single lump sum payment of $225,000 and an additional $51,922 for accrued vacation paid in connection with Mr. McKinnie's separation from the Company. Please see "Employment Agreements, Termination of Employment and Change-In-Control Arrangements" for a complete description of the severance arrangement.

   The following table sets forth information regarding each grant of stock options to each of the named executives during fiscal 2001. The Company is required to withhold from the shares issued upon exercise a number of shares sufficient to satisfy applicable withholding tax obligations. The Company did not award any stock appreciation rights ("SARs") during fiscal 2001.

                         Option Grants in Fiscal 2001
                               Individual Grants

                                                                Potential Realizable Value at
                  Number of   Percent of                           Assumed Annual Rates of
                  Securities Total Options                         Appreciation for Option
                  Underlying  Granted to   Exercise                         Term
                   Options   Employees in    Price   Expiration -----------------------------
      Name         Granted    Fiscal Year  ($/share)    Date        5% ($)        10% ($)
      ----         -------   ------------- --------- ----------   ----------     ----------
Anthony C. Pizi..  300,000       9.88%      $6.125    01/02/11  $1,155,594     $2,928,502
                   100,000       3.29%      $ 5.81    03/06/11     365,388        925,964
                   100,000       3.29%      $ 1.74    12/03/11     109,428        272,311
Paul Rampel......  200,000       6.58%      $ 5.81    03/06/11     730,776      1,851,929
                   204,300       6.73%      $ 1.74    12/03/11     223,561        566,547
John P. Broderick   50,000       1.65%      $ 4.04    05/07/11     127,037        321,936
                    25,000       0.82%      $ 1.75    09/25/11      27,514         69,726
                    90,900       2.99%      $ 1.74    12/03/11      99,470        252,076

   The following table sets forth information concerning the options exercised during fiscal 2001 and held at December 31, 2001 by the named executives.

                Fiscal 2001 Year-End Option Holdings and Values

                                           Number of Securities
                                          Underlying Unexercised     Value of Unexercised In-the-Money
                                        Options at December 31, 2001  Options at December 31, 2001(1)
                                        ---------------------------  ---------------------------------
                     Shares
                   Acquired on  Value
       Name         Exercise   Realized Exercisable    Unexercisable Exercisable(2)      Unexercisable
       ----        ----------- -------- -----------    ------------- --------------      -------------
Anthony C. Pizi...     --         --      133,333         530,600          --              $101,000
Paul Rampel.......     --         --       99,999         414,301          --              $206,343
John P. Broderick.     --         --           --         165,900          --              $116,809
Steven Dmiszewicki     --         --      255,000(3)           --          --                    --
Dennis McKinnie...     --         --      120,000(4)           --          --                    --

--------
(1) Based on $2.75 per share, the December 31, 2001, closing price as quoted on the Nasdaq National Market.
(2) The exercisable stock options held by these executives were not in-the-money at December 31, 2001.
(3) Mr. Dmiszewicki holds 255,000 shares subject to stock options. As part of the separation agreement, dated January 31, 2001 between the Company and Mr. Dmiszewicki, all of Mr. Dmiszewicki's option holdings immediately vested and the period in which those options may be exercised was extended to 18 months from the date of termination. Please see "Employment Agreements, Termination of Employment and Change-In-Control Arrangements" for a complete description of the severance arrangement.
(4) Mr. McKinnie holds 120,000 shares subject to stock options. As part of the separation agreement, dated

    February 1, 2001, as amended May 5, 2001, between the Company and Mr. McKinnie, all of Mr. McKinnie's option holdings immediately vested and the period in which those options may be exercised was extended to one year from the date of termination which was in June of 2001. Please see "Employment Agreements, Termination of Employment and Change-In-Control Arrangements" for a complete description of the severance arrangement.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

   Under the employment agreement between the Company and Mr. Pizi effective January 1, 2002, the Company pays Mr. Pizi an annual base salary of $300,000, and a performance bonus in cash of up to $150,000 per annum payable quarterly based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi's employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi's then base salary within thirty (30) days of termination and (b) two hundred thousand (200,000) shares of the Company's common stock. In the event there occurs a substantial change in Mr. Pizi's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Pizi two hundred thousand (200,000) shares of the Company's common stock. If Mr. Pizi's employment is terminated for any reason, Mr. Pizi has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

   Under the employment agreement between the Company and Mr. Rampel effective January 1, 2002, the Company pays Mr. Rampel an annual base salary of $200,000 and a performance bonus in cash of up to $150,000 per annum payable yearly based upon achieving the goals in the operating plan approved by the Board of Directors. Upon termination of Mr. Rampel's employment by the Company without cause, the Company has agreed to provide Mr. Rampel with (a) a lump sum payment of one year of Mr. Rampel's then base salary within thirty (30) days of termination, (b) an amount equal to the prorated bonus earned, having received credit for the bonus earned up to the date of determination, (c) one hundred thousand (100,000) shares of the Company's common stock and (d) immediate vesting of all unvested stock options held by Mr. Rampel. In the event there occurs a substantial change in Mr. Rampel's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, Mr. Rampel will have the right to resign his employment, will be entitled to one year's base salary payable within thirty (30) days of the date of termination; an amount equal to the prorated bonus earned, having received credit for the bonus earned up to the date of termination, except if there is a failure to provide compensation or vested benefits in the event of insolvency by the Company, in which case no severance payment shall be made, but in any case, the Company has agreed to grant Mr. Rampel one hundred thousand (100,000) shares of the Company's common stock and immediately vest all unvested stock options held by Mr. Rampel. Except for a change in control, Mr. Rampel will have twelve 12 months from the date of termination to exercise his stock options. Mr. Rampel will have thirty
(30) days from the date written notice is given to about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Rampel's employment is terminated for any reason, Mr. Rampel has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so. As part of the Employment Agreement, Mr. Rampel has agreed to surrender 15,000 shares of stock and pay the company $50,000 over the year 2002 in repayment of a note Mr. Rampel has with the Company.

   Under the employment agreement between the Company and Mr. Broderick effective January 1, 2002, the Company pays Mr. Broderick a base salary of $200,000. Upon termination of Mr. Broderick's employment by the Company without cause, the Company has agreed to provide Mr. Broderick with salary continuation of six months of Mr. Broderick's then base salary beginning on the first payday after the date of termination. In the event there occurs a substantial change in Mr. Broderick's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Broderick fifty thousand (50,000) shares of the Company's common stock, a salary continuation amounting to six months of Mr. Broderick's then base salary and immediately vest all unvested stock options held by Mr. Broderick. Mr. Broderick will have thirty (30) days from the date written notice is given to about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick's employment is terminated for any reason, Mr. Broderick has agreed that, for one
(1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

   Under the separation agreement between the Company and Mr. Kilman dated April 25, 2001, the Company has agreed to provide Mr. Kilman with the following items: (a) $600,000 payable in one lump sum and $150,000 on the forty-fifth day following the effective date of the agreement and (b) two hundred fifty thousand (250,000) shares of Company common stock. In return for this compensation, Mr. Kilman has agreed to not (i) solicit or request any employee or consultant to leave employment of the Company, (ii) hire any employee of the Company, (iii) solicit or request any competing business to employ an employee of the Company or (iv) provide lists of employee names to recruiters.

   Under the separation agreement between the Company and Mr. McKinnie dated February 1, 2001, as amended by letter dated May 5, 2001, and in exchange for Mr. McKinnie's continued service until the 2001 Annual Meeting of Stockholders, the Company has agreed to provide Mr. McKinnie the following items: (a) his annual salary payable in one lump sum on May 7, 2001, (b) continued salary until the 2001 Annual Meeting of Stockholders, (c) medical, dental, vision, life insurance and long-term disability insurance at employer rates and 401(k) participation benefits for a period of 52 weeks from the date of the 2001 Annual Meeting of Stockholders, (d) compensation for executive coaching/placement services for 6 months, (e) a lump sum payment on May 7, 2001 for his unused vacation days which equal 60 days and (f) the immediate vesting of all unvested options and the extension of the period for exercise of these options to one year from the date of the execution of the agreement. In return for this compensation, Mr. McKinnie has agreed to not (i) solicit or request any employee or consultant to leave employment of the Company, (ii) hire any employee of the Company, (iii) solicit or request any competing business to employ an employee of the Company or (iv) provide lists of employee names to recruiters.

   Under the separation agreement between the Company and Mr. Dmiszewicki, the Company has agreed to provide to Mr. Dmiszewicki with the following items: (a) his weekly salary at the time of termination for the period of 52 weeks following the date of termination, (b) medical, dental, vision, life insurance and long-term disability insurance at employer rates and 401(k) participation benefits for a period of 9 months from the date of termination, (c) compensation for executive coaching/placement services for 6 months, (d) his unused vacation days which equal 60 days and (e) the immediate vesting of all unvested options and the extension of the period for exercise of these options to 18 months from the date of termination. In return for this compensation, Mr. Dmiszewicki executed a release of claims and has agreed, for a period of 12 months from the execution of the agreement, not to (a) solicit or request any employee or consultant to leave employment of the Company, (b) hire any employee of the Company, (c) solicit or request any competing business to employ an employee of the Company or (d) provide lists of employee names to recruiters.

               Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock, as well as certain affiliates of such persons, to file initial reports of their ownership of the Company's common stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission. Directors, executive officers and persons owning more than 10% of the Company's common stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, management believes that the Company's directors, executive officers and owners of more than 10% of its common stock complied with all filing requirements in a timely manner during fiscal 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information as of April 16, 2002 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the "named executives") and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Level 8 Systems, Inc., 8000 Regency Parkway, Cary, North Carolina 27511.

   Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before June 15, 2002 upon the exercise of stock options. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

                                                                                  Common Stock
                                                                        -------------------------------
                       Name of Beneficial Owner                         No. of Shares   Percent of Class
                       ------------------------                         -------------   ----------------
Liraz Systems Ltd ("Liraz")(1).........................................   5,105,468(2)        25.2%
Welsh, Carson, Anderson & Stowe ("WCAS")(3)............................   1,250,000(4)         6.5%
MLBC, Inc. (5).........................................................   1,229,000(6)         6.5%
Seneca Capital International, Ltd.(7)..................................   1,121,011(8)         5.6%
Seneca Capital, L.P.(9)................................................     841,759(10)        4.2%
Steven Dmiszewicki(11).................................................     255,000(11)        1.3%
Arik Kilman(12)........................................................      10,000              *
Dennis McKinnie(13)....................................................     120,000(13)          *
Anthony C. Pizi........................................................     204,633(14)        1.1%
Paul Rampel............................................................     237,812(15)        1.2%
John P. Broderick......................................................      16,666(16)          *
Theodore Fine..........................................................     147,387(17)          *
Michel Berty...........................................................      12,000(18)          *
Byron Vielehr..........................................................         -- (19)          *
Frank Artale...........................................................          --              *
Richard Daly...........................................................          --              *
John Barbano...........................................................          --              *
All current directors and executive officers as a group (9 persons)(20)     601,832            3.1%

--------
*   Represents less than one percent of the outstanding shares.
(1) The address of Liraz is Azrieli Center 3, Triangle Building, 42nd Floor, Tel Aviv 67023 Israel.
(2) Includes 2,021,305 shares (1,200,048 of which are shares of common stock issuable upon the conversion of Series A1 Convertible Redeemable Preferred Stock) with respect to which Liraz may be deemed to share voting and dispositive power with Advanced Systems Europe B.V., a Dutch corporation and a wholly-owned subsidiary of Liraz.
 (3) The address of WCAS is 320 Park Avenue, Suite 2500, New York, New York
     10022.
 (4) Includes 944,844 shares of common stock and 236,209 additional shares of common stock issuable upon the exercise of warrants held by WCAS VI; 11,290 shares of common stock and 2,823 additional shares of common stock issuable upon the exercise of warrants held by WCAS Information Partners II, L.P.; 806 shares of common stock and 202 additional shares of common stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the Benefit of Eric Welsh; 806 shares of common stock and 202 additional shares of common stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the benefit of Randall Welsh; 806 shares of common stock, and 202 additional shares of common stock issuable upon the exercise of warrants held by Trust U/A dated November 26, 1984 for the benefit of Jennifer Welsh; 1,613 shares of common stock and 403 additional shares of common stock issuable upon the exercise of warrants held by Reboul, MacMurray, Hewitt, Maynard and Kristol; and 39,835 shares of common stock and 9,959 additional shares of common stock issuable upon the exercise of warrants held by general partners of WCAS. WCAS is general partner of each of the foregoing limited partnerships. The principals of WCAS are Bruce K. Anderson, Russell L. Carson, Anthony J. de Nicola, James B. Hoover, Thomas E. McInerney, Robert
     A. Minicucci, Andrew M. Paul, Richard A. Stowe, Laura Van Buren and Patrick J. Welsh.
 (5) The address of MLBC, Inc. is c/o Merrill Lynch & Co., Inc., Corporate Law Department, 222 Broadway-17th Floor, New York, New York 10038
 (6) MLBC, Inc. is an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Excludes 5,105,468 shares of common stock beneficially owned by Liraz and its affiliates as well as 1,195,166 shares beneficially owned by WCAS and its affiliates. MLBC, Inc. (as a successor to Merrill Lynch) Liraz and WCAS are parties to a Stockholders Agreement, dated as of August 23, 2000, requiring Liraz, WCAS and certain of their affiliates to vote their shares for Merrill Lynch's designee to the Board of Directors. MLBC, Inc. disclaims beneficial ownership of the 5,105,468 shares of common stock beneficially owned by Liraz and its affiliates as well as the 1,195,166 shares of common stock beneficially owned by WCAS and its affiliates. See "Certain Relationships and Related Transactions."
 (7) The address of Seneca Capital International, Ltd. is 527 Madison Avenue, 11th Floor, New York, New York 10022.
 (8) Includes 779,826 shares of common stock issuable upon conversion of Series B1 Preferred Stock and 341,185 shares issuable upon exercise of warrants at an exercise price of $1.77. Mr. Douglas Hirsch exercises sole voting or dispositive power with respect to the shares held of record by Seneca Capital International, Ltd.
 (9) The address of Seneca Capital L.P. is 527 Madison Avenue, 11th Floor, New York, New York 10022.
(10) Includes 417,205 shares of common stock issuable upon conversion of Series B1 Preferred Stock, 188,408 shares of common stock issuable upon conversion of Series A1 Preferred Stock and 236,146 shares issuable upon exercise of warrants at an exercise price of $1.77 per share. Mr. Douglas Hirsch exercises sole voting or dispositive power with respect to the shares held of record by Seneca Capital L.P.
(11) The address of Steven Dmiszewicki is 8000 Regency Parkway, Suite 515, Cary, North Carolina 27511. Mr. Dmiszewicki resigned as Chief Executive Officer of the Company in February 2001. All shares reported are options exercisable within sixty (60) days.
(12) The address of Arik Kilman is Azrieli Center 3, Triangle Building, 42/nd/ Floor, Tel Aviv 67023 Israel. Mr. Kilman resigned as Chief Strategy Officer of the Company in April 2001.
(13) The address of Dennis McKinnie is 8000 Regency Parkway, Suite 515, Cary, North Carolina 27511. Mr. McKinnie resigned as Senior Vice President, Chief Legal and Administrative Officer and Corporate Secretary in June 2001. All shares reported are options exercisable within sixty (60) days.
(14) Includes 133,333 shares subject to stock options exercisable within sixty
     (60) days.
(15) Includes 103,332 shares subject to stock options exercisable within sixty
     (60) days and 20,919 shares issuable upon the exercise of warrants at an exercise price of $30.00 per share.
(16) Includes 16,666 subject to stock options exercisable within sixty (60) days.
(17) Includes 120,902 shares subject to stock options exercisable within sixty
     (60) days.
(18) Includes 12,000 shares subject to stock options exercisable within sixty
     (60) days.

(19) Mr. Vielehr is employed by Merrill Lynch, but disclaims authority to vote or dispose of the 1,229,000 shares owned by MLBC, Inc.
(20) Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 14-18 and excludes shares held by MLBC, Inc. as discussed in Note 19.

Item 13.  Certain Relationships And Related Transactions

Loan from Related Parties

   In December 2001, the Company entered into an agreement with Messrs. Rampel and Pizi which provides for borrowings from them for up to $250,000 and is secured by notes and accounts receivable. The borrowings bear interest at 10% and is payable quarterly.

Transactions with Merrill Lynch

   On January 3, 2002, the Company entered into a Purchase Agreement with MLBC, Inc., an affiliate of Merrill Lynch. Pursuant to the Purchase Agreement, the Company issued 250,000 shares of its common stock to MLBC and entered into a royalty sharing agreement for sales of Cicero. Under the royalty sharing agreement, the Company is obligated to pay a royalty of 3% of the sales price for each sale of Cicero or related maintenance services. The royalties are not payable in excess of $20,000,000. As consideration for the issuance of the shares and the royalty payments, Merrill Lynch has entered into an amendment to the Cicero license agreement which extends the Company's exclusive worldwide marketing, sales and development rights to Cicero and granted the Company certain ownership rights in the Cicero trademark. Pursuant to the Purchase Agreement, the Company also entered into a Registration Rights Agreement granting MLBC certain rights to have the shares of common stock it received under the Purchase Agreement registered under the Securities Act of 1933, as amended.

   On July 31, 2000, the Company entered into a Purchase Agreement with Merrill Lynch concerning technology owned by Merrill Lynch. On August 23, 2000, pursuant to the Purchase Agreement, Merrill Lynch granted the Company exclusive worldwide marketing, sales and public development rights for a period of two years to Cicero(R), a comprehensive integrated desktop computer environment developed by Merrill Lynch and used by more than 30,000 Merrill Lynch professionals worldwide, subject to Merrill Lynch's retained right to use and develop Cicero for its own use and the use of affiliates and the possible loss of exclusivity if the Company's share price does not meet certain targets. As consideration for this license, the Company issued 1,000,000 shares of Company common stock to Merrill Lynch.

   In connection with the Purchase Agreement, the Company and Merrill Lynch entered into a Registration Rights Agreement, dated as of August 23, 2000, granting Merrill Lynch certain rights to have the shares issued to Merrill Lynch registered under the Securities Act of 1933, as amended. In addition, the Company, Merrill Lynch and certain stockholders of the Company, including Liraz Systems Ltd. and certain of its affiliates, and Welsh, Carson, Anderson & Stowe VI, L.P. and certain of its affiliates, entered into a Stockholders Agreement, dated as of August 23, 2000, agreeing to vote their shares in favor of the designee of Merrill Lynch to the Company's Board of Directors.

   In September of 2000, Merrill Lynch purchased software and services from Level 8 at an aggregate purchase price of approximately $6 million. This purchase was made pursuant to a master software license entered into between Merrill Lynch and Seer in 1996 and was made under the Company's standard terms and conditions with respect to a purchase of this size.

   Prior to Company's acquisition of StarQuest and before Merrill Lynch was a related party, StarQuest retained Merrill Lynch to provide investment banking services on its behalf. Following the acquisition of StarQuest, the Company paid Merrill Lynch approximately $800,000 in fees.

Sale of Geneva AppBuilder Assets

   On October 1, 2001, the Company sold all of its assets relating to the Geneva AppBuilder software to BluePhoenix Solutions BV, a subsidiary of Liraz Systems Ltd. ("Liraz"), which is a significant stockholder of Level 8, in exchange for approximately $20.0 million, subject to certain net asset adjustments. Of the proceeds,
$12.0 million has been used to pay a portion of a $15.0 million term loan and the remainder will be used as general working capital. The transaction was approved by a majority of the Company's disinterested directors.

Preferred Stock and Warrant Exchange

   On October 16, 2001, the Company effected an exchange of all of our outstanding shares of Series A 4% Convertible Redeemable Preferred Stock and Series B 4% Convertible Redeemable Preferred Stock and related warrants for an equal number of shares of our newly created Series A1 Convertible Redeemable Preferred Stock ("Series A1 Preferred Stock") and Series B1 Convertible Redeemable Preferred Stock ("Series B1 Preferred Stock") and related warrants. Advanced Systems Europe, B.V. ("ASE"), a wholly owned subsidiary of Level 8's principal stockholder, exchanged 10,000 shares of Series A Preferred Stock for the newly created Series A1 Preferred Stock. The effect of the exchange with respect to ASE is as follows: The conversion price for the Series A1 Preferred Stock was reduced from $10.00 to $8.333 per share, and the total number of shares of common stock into which such shares may be converted increased from 1,000,000 to 1,200,048. No dividends are payable on the Series A1 Preferred Stock.

Loans to Related Parties

   On January 27, 2001, the Company extended a loan to Paul Rampel, the President and a director of the Company, in the amount of $75,000. The loan carries an interest rate of 10% per annum on the principal balance and the loan is due and payable in full on January 27, 2002. The loan is secured by 15,000 shares of common stock of the Company currently held by Mr. Rampel under a Stock Pledge agreement between the Company and Mr. Rampel. In March of 2002, Mr. Rampel, as part of his new employment agreement with the Company, returned 15,000 shares of stock as partial payment on the note and agreed to monthly repayments of the principal during the balance of 2002.

   On October 25, 2000, the Company extended a loan to Samuel Somech, Chairman Emeritus and a director of the Company, in the amount of $495,000. The loan carries an interest rate of 6.5% per annum on the unpaid balance. The loan is payable in five equal annual installments of principal and interest starting on March 1, 2001. The first installment was not paid to the Company. In September 2001, the Company and Mr. Somech agreed that in exchange for the forgiveness of the Promissory Note, Mr. Somech will forgo retirement benefits under an amendment to Mr. Somech's employment agreement

Borrowings and Commitments from Liraz

   As part of the Template transaction, the Company obtained an additional $10 million in financing in the form of a 17 month term loan. The financing was guaranteed by Liraz, the Company's principal stockholder, in return for 60,000 shares of the Company's common stock. The number of shares of common stock provided in exchange for the guarantee, was determined by the independent directors of the Company in consultation with an outside appraisal firm and based upon market conditions and the Company's anticipated financing needs at closing. In the third quarter of 2000, this term loan was amended to provide the Company with an additional $5 million in borrowings and to extend the due date from May 31, 2001 to November 30, 2001. Liraz has extended its guarantee of the amended loan through November 30, 2001 in exchange for 110,000 shares of the Company's common stock. The value of the shares issued will be capitalized and amortized over the term of the loan as a component of interest expense. In May of 2001, Liraz extended its guarantee until April 30, 2002. The commitment provides for an interest rate equal to the London Interbank Offered Rate plus 1% annually. As of March 31, 2001 the interest rate was approximately 3.0%. As part of the sale of the AppBuilder product line to

BluePhoenix Solutions, the Company agreed to utilize $12.0 million of the proceeds and reduce the principal on this loan. At the same time the Company extended the maturity on the remaining $3.0 million as well as extended Liraz' guaranty.

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

 3.2    Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to
        Level 8's Form 10-K filed April 2, 2002).

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

 10.5   Promissory Note of Level 8 Systems, Inc. dated September 28, 2001 among Level 8 Systems, Inc.
        and Bank Hapoalim (incorporated by reference to exhibit 10.5 to Level 8's Form 10-K filed April 2,
        2002).

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

 10.10   Employment Agreement between Anthony Pizi and the Company effective January 1, 2002
         (incorporated by reference to exhibit 10.10 to Level 8's Form 10-K filed April 2, 2002).*

 10.11   Employment Agreement between John P. Broderick and the Company effective January 1, 2002
         (incorporated by reference to exhibit 10.11 to Level 8's Form 10-K filed April 2, 2002).*

 10.12   Employment Agreement between Paul Rampel and the Company effective January 1, 2002
         (incorporated by reference to exhibit 10.12 to Level 8's Form 10-K filed April 2, 2002).*

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

10.14A   Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.14A to Level 8's Form 10-K filed April 2, 2002).*

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

  21.1   List of subsidiaries of the Company (incorporated by reference to exhibit 21.1 to Level 8's
         Form 10-K filed April 2, 2002).

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

                                         LEVEL 8 SYSTEMS, INC.

                                         By:       /S/  JOHN P. BRODERICK
                                             -----------------------------------
                                                           John P. Broderick
                                                         Chief Financial Officer

                                         Date: April 30, 2002

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

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. To address these issues, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers. Additionally, in January 2002 the Company has successfully completed a private financing round wherein they raised approximately $3.5 million of new funds from several investors. The Company is seeking additional financing and is reviewing other strategic options, such as evaluating non-strategic assets asset sales, and has retained a investment banker to assist in the evaluation. The Company has not yet identified its non-strategic assets but expects that such assets would be comprised of some portion or combination of products within the Messaging and Application Engineering segment and the Systems Integration segment. The Company does not intend to sell Cicero. The Company closed the financing disclosed above, expects to be able to raise additional capital to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management's plan will be executed as anticipated.

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

    Leasehold improvements................. The lesser of the lease term or estimated useful life
    Furniture and fixtures.................          3 to 5 years
    Office equipment.......................          3 to 5 years
    Computer equipment.....................          3 to 5 years

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

NOTE 9.  SOFTWARE PRODUCT TECHNOLOGY

During the third quarter of 2000, the Company acquired license rights to Cicero, a comprehensive integrated desktop computer environment from Merrill Lynch in exchange for 1,000,000 shares of its common stock valued at $22,750. The Company is amortizing the assets over its useful life of 3 years. Subsequent to December 31, 2001, the Company issued 250,000 shares to MLBC, Inc., a affiliate of Merrill Lynch valued at $620 as consideration for amending the license agreement. See Note 24.

During the fourth quarter of 2000, the Company acquired $6,600 in developed technology through its acquisition of StarQuest. The Company is amortizing the asset over its useful life of 5 years.

During fiscal year 1999, the Company acquired $3,410 and $12,200 in developed technology through its acquisitions of Seer and Template, respectively. The Company is amortizing the Template asset over its useful life of 7 years and has sold the Seer asset during 2001. See Note 3.

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Activity for stock options issued under these plans for the fiscal years ending December 31, 2001, 2000, and 1999 is as follows:

                                                 Option       Weighted
                                       Plan     Price Per     Average
                                     Activity     Share    Exercise Price
                                    ----------  ---------- --------------
       Balance at December 31, 1998  1,912,094  0.69-16.62      8.85
          Granted..................  1,797,210  8.38-30.25     14.15
          Assumed Template options.  1,124,023  3.39-39.29     17.22
          Exercised................   (561,225) 0.69-16.62      9.26
          Forfeited................   (472,210) 7.88-11.76      9.00
                                    ----------
       Balance at December 31, 1999  3,799,892  1.37-39.29     13.65
          Granted..................  2,082,337  7.06-39.31     24.84
          Exercised................   (629,554) 4.87-39.31     10.42
          Forfeited................ (1,395,158) 1.37-39.29     26.56
                                    ----------
       Balance at December 31, 2000  3,857,517  1.37-39.31     15.83
          Granted..................  3,037,581   1.74-6.13      3.60
          Forfeited................ (2,528,945) 1.37-39.31     16.38
                                    ----------
       Balance at December 31, 2001  4,366,153  1.37-39.31      6.92
                                    ==========

The weighted average grant date fair value of options issued during the years ended December 31, 2001, 2000, and 1999 was equal to $2.59, $17.60 and $9.77 per share, respectively. The fair value of options granted during the fiscal years ended December 31, 2001, 2000 and 1999 was equal to $7,882, $36,641, and $17,550 respectively. There were no option grants issued below fair market value during 2001, 2000 or 1999. Exercises reported in the Consolidated Statements of Stockholder's Equity in 2000 are reported net of repurchases of 106,000.

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

NOTE 16.  FOREIGN CURRENCIES

As of December 31, 2001, the Company had $321 and $898 US dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. At December 31, 2000, the Company had approximately $1,566 and $5,759 U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. The Company's net foreign currency losses were $198, $265 and $695 for the years ended 2001, 2000 and 1999, respectively.

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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


A reconciliation of segment operating expenses to total operating expense for fiscal year 2001:

                                                         2001
                                                        -------
                Segment operating expenses............. $33,877
                Amortization of intangible assets......  10,212
                Impairment of intangible assets........  43,853
                (Gain)/loss on disposal of assets......  (6,346)
                Restructuring, net.....................   8,650
                                                        -------
                   Total operating expenses............ $90,246
                                                        =======

The table below presents information about previously reported segments for the fiscal years ended December 31:

                                2001              2000              1999
                          ----------------  ----------------  ---------------
                           Total   Total     Total   Total     Total   Total
                          Revenue  EBITA    Revenue  EBITA    Revenue  EBITA
                          ------- --------  ------- --------  ------- -------
 Software................ $ 2,367 $(35,120) $45,998 $ (6,338) $16,030 $(2,549)
 Maintenance.............  11,328    5,987   15,967    9,312   14,981   8,819
 Services................   8,964   (2,336)  20,626     (958)  21,909    (116)
 Research and development      --   (7,946)      --  (10,324)      --  (7,767)
                          ------- --------  ------- --------  ------- -------
    Total................ $22,659 $(39,415) $82,591 $ (8,308) $52,920 $(1,613)
                          ======= ========  ======= ========  ======= =======

A reconciliation of total segment EBITA to loss before provision for income taxes for the fiscal years ended December 31:

                                               2001       2000      1999
                                             ---------  --------  --------
    Total EBITA............................. $ (39,415) $ (8,308) $ (1,613)
    Amortization of intangible assets.......   (10,212)  (14,191)   (6,959)
    Impairment of intangible assets.........   (43,853)       --        --
    (Gain)/loss on disposal of assets.......     6,346      (379)       --
    In-process research and development.....        --    (1,800)   (2,944)
    Restructuring...........................    (8,650)       --      (383)
    Interest and other income/(expense), net    (8,850)   (2,626)   (2,858)
                                             ---------  --------  --------
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

                             LEVEL 8 SYSTEMS, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


In June 1999, a subsidiary of Liraz purchased convertible preferred stock and warrants from the Company for $10,000 on the same terms as the other investors in the $21,000 offering. In December 1999, Liraz exercised its warrants for 1,000,000 shares of common stock for an aggregate exercise price of $10,000.

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

 3.2    Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to
        Level 8's Form 10-K filed April 2, 2002).

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

 10.5   Promissory Note of Level 8 Systems, Inc. dated September 28, 2001 among Level 8 Systems, Inc.
        and Bank Hapoalim (incorporated by reference to exhibit 10.5 to Level 8's Form 10-K filed April 2,
        2002).

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

10.10   Employment Agreement between Anthony Pizi and the Company effective January 1, 2002
        (incorporated by reference to exhibit 10.10 to Level 8's Form 10-K filed April 2, 2002).*

10.11   Employment Agreement between John P. Broderick and the Company effective January 1, 2002
        (incorporated by reference to exhibit 10.11 to Level 8's Form 10-K filed April 2, 2002).*

10.12   Employment Agreement between Paul Rampel and the Company effective January 1, 2002
        (incorporated by reference to exhibit 10.12 to Level 8's Form 10-K filed April 2, 2002).*

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

10.14A  Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.14A to Level 8's Form 10-K filed April 2, 2002).*

Exhibit
Number                                              Description
------                                              -----------

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

 21.1   List of subsidiaries of the Company (incorporated by reference to exhibit 21.1 to Level 8's
        Form 10-K filed April 2, 2002).

 23.1   Consent of Deloitte & Touche LLP (filed herewith).

 23.2   Consent of PricewaterhouseCoopers LLP (filed herewith).

--------
   * Management contract or compensatory agreement.