Form 10-Q
period 2002-03-31
LEVEL 8 SYSTEMS INC
filed 2002-05-17
CIK 945384

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _____________


                         Commission File Number 0-26392

                              LEVEL 8 SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  11-2920559
-------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S Employer Identification Number)
 incorporation or organization)


                    8000 Regency Parkway, Cary, NC            275111
             ---------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


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

18,945,616 common shares, $.001 par value, were outstanding as of May 10, 2002.

                              Level 8 Systems, Inc.
                                      Index

                                                                                         Page
PART I.  Financial Information                                                          Number
                                                                                        ------
         Item 1. Financial Statements

                 Consolidated balance sheets as of March 31, 2002 (unaudited)
                 and December 31, 2001                                                      3

                 Consolidated statements of operations for the three months
                 ended March 31, 2002 and  2001 (unaudited)                                 4

                 Consolidated statements of cash flows for the three months
                 ended March 31, 2002 and 2001 (unaudited)                                  5

                 Consolidated statements of comprehensive loss for the three
                 months ended March 31, 2002 and 2001 (unaudited)                           6

                 Notes to consolidated financial statements (unaudited)                     7


         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                     14

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                22


PART II. Other Information                                                                 23


SIGNATURES                                                                                 25

Part I.  Financial Information
         Item 1.  Financial Statements

                              LEVEL 8 SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                         March 31,      December 31,
                                                                           2002             2001
                                                                      -------------    -------------
   ASSETS
   Cash and cash equivalents .....................................      $   1,145        $     698
   Available-for-sale securities .................................             --              155
   Trade accounts receivable, net ................................            730            2,297
   Receivable from related party .................................            537            1,045
   Notes receivable ..............................................          1,022            1,977
   Note receivable from related party ............................             57            1,082
   Prepaid expenses and other current assets .....................          1,738            2,043
                                                                      -------------    -------------
             Total current assets ................................          5,229            9,298
   Property and equipment, net ...................................          1,072            1,249
   Software product technology, net ..............................         20,638           24,406
   Note receivable ...............................................             --              500

   Other assets ..................................................            306              291
                                                                      -------------    -------------
             Total assets ........................................      $  27,245        $  35,744
                                                                      =============    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Short term debt ...............................................      $     270        $     245
   Accounts payable ..............................................          2,228            2,768
   Accrued expenses:
     Salaries, wages, and related items ..........................            772            1,070
     Restructuring ...............................................            354              853
     Other .......................................................          4,939            5,864
   Due to related party ..........................................             58               56
   Deferred revenue ..............................................          2,463            3,410
                                                                      -------------    -------------
             Total current liabilities ...........................         11,084           14,266
   Long-term debt, net of current maturities .....................          2,650            4,600
   Warrant liability .............................................          1,267            2,985
   Commitments and contingencies .................................             --               --
   Stockholders' equity:
     Preferred Stock .............................................             --               --
     Common Stock ................................................             19               16
     Additional paid-in-capital ..................................        200,533          196,043
     Accumulated other comprehensive loss ........................           (835)            (778)
     Accumulated deficit .........................................       (187,473)        (181,388)
                                                                      -------------    -------------
             Total stockholders' equity ..........................         12,244           13,893
                                                                      -------------    -------------
             Total liabilities and stockholders' equity ..........      $  27,245        $  35,744
                                                                      =============    =============



 The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    2002          2001
                                                                 ----------   -----------
Revenue:
  Software .....................................................  $     50     $   1,084
  Maintenance ..................................................       509         3,754
  Services .....................................................       589         3,307
                                                                 ----------   -----------
        Total operating revenue ................................     1,148         8,145

Cost of revenue:
  Software .....................................................     4,294         3,750
  Maintenance ..................................................       123         1,321
  Services......................................................       514         3,111
                                                                 ----------   -----------
        Total cost of revenue ..................................     4,931         8,182

Gross margin ...................................................    (3,783)          (37)

Operating expenses:
  Sales and marketing ..........................................       963         6,311
  Research and product development .............................     1,005         2,973
  General and administrative ...................................     1,869         6,464
  Amortization of intangible assets ............................        --         4,065
  Impairment of intangible assets ..............................        --        21,824
  (Gain)/loss on disposal of assets ............................       165         (160)
  Restructuring, net ...........................................        --         6,650
                                                                 ----------   -----------
        Total operating expenses ...............................     4,002        48,127
                                                                 ----------   -----------
Loss from operations ...........................................    (7,785)      (48,164)

Other income (expense):
  Interest income ..............................................        34           344
  Interest expense .............................................      (104)       (1,496)
  Change in fair value of warrant liability ....................     1,718            --
  Other expense ................................................       (71)          547
                                                                 ----------   -----------
Loss before provision for income taxes .........................    (6,208)      (48,769)
  Income tax provision .........................................      (123)          142
                                                                 ----------   -----------


Net loss........................................................  $ (6,085)    $ (48,911)
                                                                 ==========   ===========

Net loss per share--basic and diluted ..........................  $  (0.33)    $   (3.12)
                                                                 ==========   ===========

Weighted average common shares outstanding--basic and diluted ..    18,613        15,786
                                                                 ==========   ===========



 The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                              2002         2001
                                                                                          ----------   ------------
Cash flows from operating activities:
  Net loss .............................................................................   $ (6,085)    $ (48,911)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ......................................................      2,875         9,008
    Change in fair value of warrant liability ..........................................     (1,718)           --
    Stock compensation expense .........................................................         48            --
    Impairment of intangible assets and software product technology ....................      1,564        21,824
    Provision for doubtful accounts ....................................................         41         3,680
    (Gain)/loss on disposal of assets ..................................................       (165)           --
    Other ..............................................................................         48           500
    Changes in assets and liabilities, net of assets acquired and liabilities assumed:
      Trade accounts receivable and related party receivables ..........................      2,209         9,128
      Due from Liraz ...................................................................          2            --
      Prepaid expenses and other assets ................................................        242           343
      Accounts payable and accrued expenses ............................................     (1,493)       (2,053)
      Merger-related and restructuring .................................................       (499)        4,219
      Deferred revenue .................................................................       (160)       (1,581)
                                                                                          ----------   -----------
        Net cash used in operating activities ..........................................     (3,091)       (3,843)
Cash flows from investing activities:
  Purchases of property and equipment ..................................................         --           (67)
  Cash payments secured through notes receivable .......................................         --            44
  Repayment of note receivable .........................................................      1,449            --
  Investment held for resale ...........................................................        145         2,215
  Cash received from sale of line of business assets ...................................      1,000            --
  Cash received from acquisitions, net .................................................         --           (56)
  Additions to software product technology .............................................       (622)           --
                                                                                          ----------   -----------
        Net cash provided by investing activities ......................................      1,972         2,136
Cash flows from financing activities:
  Proceeds from issuance of common shares, net of issuance costs .......................      1,973            --
  Dividends paid for preferred shares ..................................................         --          (419)
  Payments under capital lease obligations and other liabilities .......................         --          (114)
  Repayments of term loans, credit facility and notes payable ..........................       (350)       (2,000)
                                                                                          ----------   -----------
        Net cash provided by (used in) financing activities ............................      1,623        (2,533)
Effect of exchange rate changes on cash ................................................        (57)         (108)
Net increase (decrease) in cash and cash equivalents ...................................        447        (4,348)
Cash and cash equivalents:
  Beginning of period ..................................................................        698        23,856
                                                                                          ----------   -----------
  End of period ........................................................................   $  1,145     $  19,508
                                                                                          ==========   ===========



 The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                2002            2001
                                                            -------------   -------------
Net loss ................................................     $  (6,085)      $ (48,911)
Other comprehensive income, net of tax:
   Foreign currency translation adjustment ..............           (57)           (211)
   Unrealized loss on available-for-sale securities .....            --             (63)
                                                            -------------   -------------
Comprehensive loss ......................................     $  (6,142)      $ (49,185)
                                                            =============   =============


 The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2001. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature, except for the impairment charges as discussed in Note 7 and the restructuring charge as discussed in Note 8.

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

NOTE 2.   LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. For the three months ended March 31, 2002, the Company continued to incur losses and had a working capital deficiency of approximately $5.9 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. To address these issues, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers. Additionally, in January 2002 the Company successfully completed a private financing round wherein it raised approximately $3.5 million of new funds from several investors, of which, $1.6 million was received as of December 31, 2001. The Company is seeking additional financing and is reviewing other strategic options, such as evaluating non-strategic asset sales, and has retained an investment banker to assist in the evaluation. The Company has recently identified certain non-strategic assets within the Messaging and Application Engineering segment. The Company does not intend to sell Cicero and will continue to evaluate the assets in the Systems Integration segment. The Company closed the financing disclosed above, expects to be able to raise additional capital to fund operations and also expects that increased revenues will reduce its operating losses in future periods; however, there can be no assurance that management's plan will be executed as anticipated.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has adopted the provisions of SFAS 144 as of January 1, 2002 and the adoption of the statement had no impact on the Company's results of operations and financial position.

In January 2002, Emerging Issues Task Force Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, was issued, and considered whether reimbursements received for "out-of-pocket" expenses incurred would be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff believes that the reimbursements received should be characterized as revenue. The Company has adopted this policy effective January 1, 2002. Reimbursements for "out-of-pocket" expenses of $13 and $207 for the three months ended March 31, 2002 and 2001, respectively, have been included in service revenues and service cost of revenues.

NOTE 5.   ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing for goodwill and intangible assets and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. As of January 1, 2002, the Company adopted SFAS 142. However, during 2001 the Company recorded an impairment of all of its goodwill and intangible balances and had no remaining goodwill or intangible balances as of January 1, 2002. Pro-forma consolidated net loss and net loss per share, as if the provisions of SFAS 142 had been adopted for the first quarter of 2001, would have been $(44,846) and $(2.87).

NOTE 6.   AVAILABLE-FOR-SALE SECURITIES

On September 29, 2000, the Company purchased 500,000 shares of the common stock and 500,000 warrants to purchase the common stock of a publicly traded e-business service provider for total consideration of $4,000 in cash. At December 31, 2001, the Company had recorded a realized loss of $3,845 on the investment as the decline in fair value was deemed to be other than temporary. During the first quarter of 2002, the Company sold this investment for $145 in cash and recorded an additional loss on sale of $10.

NOTE 7.   SOFTWARE PRODUCT TECHNOLOGY

In early 2001, the Company entered into an exclusive distribution agreement with a certain software distributor for the Star/SQL products. During the third quarter of 2001, the distributor returned the Star/SQL products back to Level 8 under the assumption that their legal obligation was satisfied. The Company has provided an allowance for the receivable and is pursuing collection of the reseller's outstanding obligations and has begun to re-enlist Star/SQL customers under maintenance contracts directly with the Company. During 2001, the Company was also notified by one of its resellers that it would no longer engage in resales of the Company's CTRC products acquired from StarQuest. This reseller accounted for substantially all of the product sales. The Company has been assessing its assets to determine which assets if any are to be considered non-strategic and, in May 2002, the Company received an unsolicited offer to purchase the Star/SQL and CTRC products. As a result, the Company reviewed and assessed the net realizable value of the software product technology assets associated with Star/SQL and CTRC based on the potential sale of the assets to a third party. Based upon this assessment, the Company determined that an additional impairment had occurred in the amount of $1,564 which was recorded as software amortization.

NOTE 8.   RESTRUCTURING CHARGES

In the first quarter of 2001, the Company began an operational restructuring to reduce its operating costs and streamline its organizational structure. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services and development and administrative functions. The Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001 and an additional $2,000 during the quarter ending June 30, 2001.

The following table sets forth a summary by category of accrued expenses and cash paid for the three months ended March 31, 2002:

                                                     Accrued at                       Accrued at
                                                    December 31,       Cash Paid       March 31,
                                                        2001                             2002
                                                    ------------     ------------     ----------
Employee termination .............................    $    43          $   (43)        $    --
Excess office facilities..........................        647             (293)            354
Marketing obligations ............................         53              (53)             --
Other miscellaneous restructuring costs ..........        110             (110)             --
                                                    ----------       ----------       ----------
Total.............................................    $   853          $  (499)        $   354
                                                    ==========       ==========       ==========

The Company believes the accrued restructuring cost of $354 at March 31, 2002 represents its remaining cash obligations.

NOTE 9.   STOCKHOLDER'S EQUITY

In January 2002, the Company amended its August 2000 license agreement with Merrill Lynch. Under the terms of the previous agreement, the Company had a perpetual license to commercialize and sell the Cicero technology, however, the Company's exclusivity under that contract expired in August 2002. The amendment provides for an exclusive, perpetual license to develop and sell the Cicero application integration software and to obtain ownership of the Cicero registered trademark. In exchange, a Merrill Lynch affiliate, MLBC, Inc., received 250,000 shares of the Company's common stock with a fair market value of $623. Merrill Lynch now beneficially owns approximately 1.2 million shares of the Company's common stock. In addition, Merrill Lynch and the Company entered into a revenue sharing agreement that provides for royalties on future Cicero software sales. Under the agreement, royalties are capped at $20 million.

In January 2002, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was valued at $1.50 per share and warrants to purchase additional shares at $2.75 per share were offered. At December 31, 2001, the Company had received bridge financing of $1.6 million which was convertible to common stock subject to closing conditions. The offering closed on January 16, 2002. The Company sold 2,381,952 shares of common stock for a total of approximately $3,573 and granted 476,396 warrants to purchase the Company's common stock at a price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share. As part of an agreement with Liraz Systems Ltd., the guarantor of the Company's term loan, the Company agreed to use 10% of the proceeds of any financing to reduce the principal on the term loan. Accordingly, the Company utilized $350,000 from its private placement and reduced the principal on the term loan to $2,650,000.

NOTE 10.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 2002 or 2001. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

The income tax provision for the fiscal years 2000 and 2001 is primarily related to income taxes and tax benefit from foreign operations and foreign withholding taxes.

NOTE 11.   FUNDED RESEARCH AND DEVELOPMENT

In July 2001, the Company and Amdocs Ltd. ("Amdocs") entered into a multi-year agreement to fund the development of the next generation of Level 8's Geneva Enterprise Integrator ("GEI") and Geneva Business Process Automator ("GBPA") software. The terms of the agreement provide $6.5 million in funding for research and development over the next 18 months in exchange for future fully paid and discounted licensing arrangement. The Company and its significant customer will eliminate the proprietary code in existence and migrate the GEI and GBPA software to the Java 2 Enterprise Edition (J2EE) environment in order to provide customers with a flexible, common development environment. Payments are refundable upon cancellation of the contract excluding minimum amount for work performed prior to cancellation. Recognition of the payments has been deferred until the services have been performed and refund provisions have expired. As of March 31, 2002, the Company has received $3,666 in funding payments and had $805 in deferred revenues under the arrangement. The Company had capitalized $2,933 in software product technology costs associated with the arrangement and subsequently offset those costs with $2,862 which had been earned under the agreement. At March 31, 2002, $71 in capitalized costs related to the development of the J2EE version of Geneva remained.

NOTE 12.   LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock. Dividends of $419 were paid to the holders of the Company's preferred stock in the first quarter of 2001.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                  2002           2001
                                                                               -----------   ------------
     Net loss, as reported ...............................................      $ (6,085)     $ (48,911)
     Accrued preferred stock dividends ...................................            --           (410)
                                                                               -----------   ------------
     Net loss applicable to common stockholders, as adjusted .............      $ (6,085)     $ (49,321)
                                                                               ===========   ============

     Net loss per share applicable to common stockholders, as
        reported--basic and diluted ......................................      $  (0.33)     $   (3.12)
                                                                               ===========   ============
     Weighted common shares outstanding - basic and diluted ..............        18,613         15,786
                                                                               ===========   ============

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                         March 31,
                                                      2002       2001
                                                    --------    -------
       Stock options, common share equivalent         3,897      4,626
       Warrants, common share equivalent              3,045      2,662
       Preferred stock, common share equivalent       3,782      2,354
                                                    --------    -------
                                                     10,724      9,642
                                                    ========    =======


NOTE 13.   SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Management makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration Products, (2) System Integration Products, and (3) Messaging and Application Engineering Products.

The principal product in the Desktop Integration segment is Cicero. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications.

The products that make up the Systems Integration segment are as follows: Geneva Enterprise Integrator and Geneva Business Process Automator. Geneva Enterprise Integrator is an integration tool that provides unified, real-time views of enterprise business information for eBusiness applications. Geneva Business Process Automator is a product designed to work with Geneva Enterprise Integrator for automating the many business processes that an organization uses to run its operations and enabling the automation of information workflows spanning front and back office systems.

The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC, Geneva AppBuilder, CTRC and Star/SQL. During 2001, the Company sold three of its messaging products, Geneva Message Queuing, Geneva XIPC and AppBuilder. Star/SQL and CTRC have been reclassified as assets held for resale on the Company's consolidated balance sheets.

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

The table below presents information about reported segments for the three months ended March 31, 2002:

                                         Desktop         Systems       Messaging/Application
                                       Integration     Integration          Engineering             TOTAL
                                      ------------    ------------     ---------------------    ------------
Total revenue ....................      $     76        $     702            $     370            $   1,148
Total cost of revenue ............         2,191              936                1,804                4,931
                                      ------------    ------------       ----------------       ------------
Gross profit/(loss) ..............        (2,115)            (234)              (1,434)              (3,783)
Total operating expenses .........         2,465            1,298                   74                3,837
                                      ------------    ------------       ----------------       ------------
EBITA ............................        (4,580)          (1,532)              (1,508)              (7,620)
                                      ------------    ------------       ----------------       ------------


The table below presents information about reported segments for the three months ended March 31, 2001:

                                         Desktop          Systems      Messaging/Application
                                       Integration      Integration         Engineering            TOTAL
                                      -------------    -------------   ---------------------   -------------
Total revenue ....................     $      79        $  2,180          $    5,886             $    8,145
Total cost of revenue ............         2,798           2,227               3,157                  8,182
                                      -----------      ----------        ------------          -------------
Gross profit/(loss) ..............        (2,719)            (47)              2,729                   (37)

Total operating expenses .........        10,264           3,187               2,297                15,748
                                      -----------      ----------        ------------          -------------
EBITA ............................       (12,983)         (3,234)                432               (15,785)
                                      -----------      ----------        ------------          -------------


A reconciliation of total segment operating expenses to total operating expenses for the quarters ended March 31:

                                               Three Months Ended
                                                    March 31,
                                            --------------------------
                                                2002           2001
                                            -----------    -----------
    Total segment operating expenses .....   $   3,837      $  15,748
    Amortization of intangible assets ....          --          4,065
    Restructuring ........................          --          6,650
    Impairment of intangible assets ......          --         21,824
    (Gain)/loss on disposal of assets ....         165           (160)
                                            -----------    -----------
    Total operating expenses .............   $   4,002      $  48,127
                                            ===========    ===========

A reconciliation of total segment EBITA to loss before provision for income taxes for the quarters ended March 31:

                                                            Three Months Ended
                                                                 March 31,
                                                         ----------------------------
                                                            2002             2001
                                                         ------------   -------------
Total EBITA ............................................  $  (7,620)      $ (15,785)
Amortization of intangible assets ......................          --         (4,065)
Restructuring and Impairment of intangible assets ......          --        (28,474)
Change in fair value of derivative .....................       1,718
(Gain)/loss on disposal of assets ......................       (165)            160
Interest and other income/(expense), net ...............       (141)           (605)
                                                         ------------   -------------
Total loss before income taxes .........................  $  (6,208)      $ (48,769)
                                                         ============   =============


The following table presents a summary of assets by segment:

                                                    Three Months Ended
                                                        March 31,
                                               -----------------------------
                                                  2002             2001
                                               ------------    -------------
     Desktop Integration ...................     $  12,013        $  19,392
     Systems Integration ...................         8,811           11,150
     Messaging/Application Engineering .....           886           10,847
                                               ------------    -------------
     Total assets ..........................     $  21,710        $  41,389
                                               ============    =============


The following table presents a summary of revenue by geographic region for the three months period ended March 31:

                                             Three Months Ended
                                                  March 31,
                                           ------------------------
                                               2002          2001
                                           ----------    ----------
     Denmark ............................    $    10       $   682
     Germany ............................          7           298
     Israel .............................        161           489
     Italy ..............................         68           705
     Switzerland ........................          -           388
     United Kingdom .....................        237         1,476
     USA ................................        583         2,840
     Other ..............................         82         1,267
                                           ----------    ----------
     Total revenue ......................   $  1,148      $  8,145
                                           ==========    ==========

Presentation of revenue by region is based on the country in which the customer is domiciled. Only countries with greater than 3% of total revenue are disclosed individually.

NOTE 14.  CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business. Management is of the opinion that the liability, if any, resulting from these claims would not have a material effect on the financial position or results of operations of the Company.

NOTE 15.  SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company entered into discussions regarding a non-exclusive perpetual license to develop and sell its Geneva J2EE technology. Under the proposal, the Licensee will pay to the Company a license fee for the source and object code for Geneva J2EE and relieve the Company of its obligation to perform under the funded research and development agreement. Additionally, the licensee will assume full responsibility for the development team of professionals located in the Company's Dulles facility and sublease a portion of that facility for a limited period. This will allow the Company to reduce its operating costs and retain its intellectual property rights to Geneva J2EE in its current state of development, as well as Geneva Enterprise Integrator and Geneva Business Process Automator. The Company anticipates that this transaction may close before the end of the second quarter of 2002. In anticipation of the transaction closing, the Company reassessed the recoverability of the software product technology associated with the Geneva Enterprise Integrator and Geneva Business Process Automator products based on its net realizable value and determined that no impairment had occurred.

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

The Company's results of operations include the operations of the Company and its subsidiaries. Unless otherwise indicated, all information is presented in thousands (`000s).

As a result of the Company's acquisition activity, the nature of its operations has changed significantly from 1998 to 2002. Due to the Company's acquisition and divestiture activities, year-to-year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of the Company's pursuit of a growth strategy focusing on its software product sales and synergies gained as a result of eliminating duplicative functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into Level 8. Pro forma comparisons are therefore not necessarily meaningful either. In 2001, the Company shifted its primary focus from selling multiple Enterprise Application Integration ("EAI") products to selling Cicero, a desktop integration package, to the financial services industry with a decreased focus on services. Further, during the last two fiscal quarters of 2001, the Company sold most of the products that comprised its Messaging and Application Engineering segment and thus will have significantly reduced revenue streams within that segment.

Business Strategy
-----------------

Management makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration Products, (2) System Integration Products and (3) Messaging and Application Engineering Products.

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

The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC, Geneva AppBuilder, CTRC and Star/SQL. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. Geneva Message Queuing is an enterprise connectivity product for Microsoft and non-Microsoft applications. The primary use is for transactional, once and only once connectivity of Window-based Web applications to back-office information resources like mainframes and other legacy systems. Geneva XIPC provides similar delivery of information between applications. While Geneva Message Queuing is based around a Microsoft standard, Geneva XIPC is for use with Linux and other brands of UNIX operating systems. Geneva AppBuilder is a set of application engineering tools that assists customers in developing, adapting and managing enterprise-wide computer applications for the Internet/intranets and client/server networks. During 2001, the Company sold the

Geneva AppBuilder product along with all receivables, unbilled and deferred revenues as well as all maintenance contracts. The Geneva AppBuilder product accounted for approximately 79% of total year 2001 revenue within the Messaging and Application Engineering segment and approximately 59% of total year 2001 revenue for all segments. While future revenues will be negatively impacted by the sale of Geneva AppBuilder, the associated costs of doing business will be positively impacted by the overall reduction in operating costs.

In early 2001, the Company entered into an exclusive distribution agreement with a certain software distributor for the Star/SQL products. During the third quarter of 2001, the distributor returned the Star/SQL products back to Level 8 under the assumption that their legal obligation was satisfied. The Company has provided an allowance for the receivables and is pursuing collection for the reseller's outstanding obligations and has begun to re-enlist Star/SQL customers under maintenance contracts directly with the Company. Also during 2001, the Company was notified by one of its resellers that it would no longer engage in resales of the Company's CTRC products acquired from StarQuest. This reseller accounted for substantially all of the product sales. The Company has been assessing its assets to determine which assets, if any, are to be considered non-strategic and in May 2002, the Company received an unsolicited offer to purchase the Star/SQL and CTRC products. As a result, the Company reviewed and assessed the net realizable value of the software product technology assets associated with Star/SQL and CTRC based on the potential sale to a third party. Based upon this review and assessment, the Company determined that an additional impairment had occurred in the amount of $1,564 which was recorded as software amortization.

Subsequent to March 31, 2002, the Company entered into discussions regarding a non-exclusive perpetual license to develop and sell its Geneva J2EE technology. Under the proposal, the Licensee will pay to the Company a license fee for the source and object code for Geneva J2EE and relieve the Company of its obligation to perform under the funded research and development agreement. Additionally, the licensee will assume full responsibility for the development team of professionals located in the Company's Dulles facility and sublease a portion of that facility for a limited period. This will allow the Company to reduce its operating costs and retain its intellectual property rights to Geneva J2EE in its current state of development, as well as Geneva Enterprise Integrator and Geneva Business Process Automator. The Company anticipates that this transaction may close before the end of the second quarter of 2002. In anticipation of the transaction closing, the Company reassessed the recoverability of the software product technology associated with the Geneva Enterprise Integrator and Geneva Business Process Automator products based on its net realizable value and determined that no impairment had occurred.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue.

                                                   Three Months Ended
                                                        March 31,
                                                --------------------------
                                                    2002         2001
                                                --------------------------
Revenue:
     Software .................................        4.4 %       13.3 %
     Maintenance ..............................       44.3 %       46.1 %
     Services .................................       51.3 %       40.6 %
                                                ------------  -----------
          Total ...............................      100.0 %      100.0 %

Cost of revenue:
     Software .................................      374.0 %      46.1 %
     Maintenance ..............................       10.7 %      16.2 %
     Services .................................       44.8 %      38.2 %
                                                ------------  -----------
          Total ...............................      429.5 %     100.5 %

Gross profit ..................................     (329.5)%      (0.5)%

Operating expenses:
     Sales and marketing ......................       83.9 %      77.5 %
     Research and product development .........       87.6 %      36.5 %
     General and administrative ...............      162.7 %      79.4 %
     Amortization intangible assets ...........          0 %      49.9 %
     Write-off of intangible assets ...........          0 %     267.9 %
     Loss on disposal of asset ................       14.4 %      (2.0)%
     Restructuring, net .......................          0 %      81.6 %
                                                ------------  -----------
          Total ...............................      348.6 %     590.8 %

     Loss from operations .....................     (678.1)%    (591.3)%
     Other income (expense), net ..............      137.3 %      (7.5)%
                                                ------------  -----------
     Loss before taxes ........................     (540.8)%    (598.8)%
     Income tax provision .....................      (10.7)%       1.7 %
                                                ------------  -----------

     Net loss .................................     (530.1)%    (600.5)%
                                                ============  ===========


The following table sets forth data for total revenue by geographic origin as a percentage of total revenue for the periods indicated:

                                                    Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                       2002         2001
                                                 ------------   ----------
United States .................................          51 %         35 %
Europe ........................................          35 %         49 %
Asia Pacific ..................................           0 %          0 %
Middle East ...................................          14 %          6 %
Other .........................................           0 %         10 %
                                                 ------------   ----------
   Total ......................................         100 %        100 %
                                                 ============   ==========

The table below presents information about reported segments for the three months ended March 31, 2002:


                                        Desktop         Systems      Messaging/Application
                                      Integration     Integration        Engineering             TOTAL
                                      ------------    -----------    ---------------------    -----------
Total revenue ......................    $      76      $      702        $     370            $    1,148
Total cost of revenue ..............        2,191             936            1,804                 4,931
                                      ------------    -----------        ------------         -----------
Gross profit/(loss) ................       (2,115)           (234)          (1,434)               (3,783)
Total operating expenses ...........        2,465           1,298               74                 3,837
                                      ------------    -----------        ------------         -----------
EBITA ..............................       (4,580)         (1,532)          (1,508)               (7,620)
                                      ------------    -----------        ------------         -----------


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

Total revenues decreased 86% for the quarter ended March 31, 2002 from the same period in 2001. The significant decrease in revenues is primarily the result of two factors: the sale of substantially all of the Messaging and Application Development products at the start of the fourth quarter in 2001 and the redevelopment of the Geneva Enterprise Integrator and Business Process Automator products under the J2EE platform which has delayed sales of such products. Sales in the Messaging and Application Engineering segment in the first quarter of 2001 were approximately $5,753. Of this amount, approximately 92% is applicable to the Geneva AppBuilder, Geneva Message Queuing and XIPC products that were sold in the later part of 2001. Revenues from the Systems Integration segment amounted to approximately $700 as compared with approximately $2,106 in the quarter ended March 31, 2001. Sales in the Desktop Integration segment amounted to approximately $76, which was flat with the prior year. Gross profit margins were (330)% for the quarter ended March 31, 2002 and (1)% for the quarter ended March 31, 2001.

Software Products. Software product revenue decreased approximately 95% in 2002 from those results achieved in 2001and reflects the results of the disposition of substantially all of the Messaging and Application Engineering segment products in the later part of 2001.

The gross margin on software products was (8,488)% for the quarter ended March 31, 2002 and reflects the amortization of acquired software not offset by revenues. Conversely, in the similar quarter in 2001, gross margin on software products was (246)%. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. The increase in cost of software was primarily due to amortization of capitalized software from the acquisition of the Cicero technology and StarQuest, which was purchased in the third and fourth quarters of 2000, respectively.

The software product gross margin for the Desktop Integration segment was (3,660)%. The software product gross margin for the Systems Integration segment was (904)%. The Desktop Integration and System Integration segments experienced relatively high amounts of amortization of capitalized software.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace. The Company's expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations. The System Integration segment revenue is anticipated to increase slightly from fiscal 2001 levels with gross margin remaining relatively consistent. The Messaging and Application Engineering segment revenue is expected to decrease significantly along with related expenses as the majority of the products comprising this segment have been sold. Specifically, the Company expects to sell the Star/SQL and CTRC products within the next quarter. These assets have been adjusted to their net realizable value. The Company recognized a charge in the amount of $1,564 to adjust the carrying value of these assets.

Maintenance. Maintenance revenue for the quarter ended March 31, 2002 decreased by approximately 86% or $3,245 as compared to the similar quarter for 2001. The decline in overall maintenance revenues is primarily due to the sale of the majority of the Messaging and Application Engineering products at the beginning of the fourth quarter of 2001.

The Desktop Integration segment accounted for approximately .6% of total maintenance revenue for the quarter. The Systems Integration segment accounted for 43.5% of total maintenance revenues and the Messaging and Application Engineering segment accounted for approximately 55.9% of total maintenance revenues. The increase in the Messaging and Application Engineering maintenance as a percentage of the total is primarily due to Star/SQL as this product returned to the Company's control after being managed by a third-party for substantially all of 2001.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance products increased slightly for the quarter ended March 31, 2002 to 75.9%, up from 64.8% from one year ago.

The Desktop Integration segment had a negative gross margin for the quarter ended March 31, 2002 as future sales of the Cicero product are subject to favorable proofs-of-concepts at several large installations. The Systems Integration segment had a gross margin of 88.6% for the quarter while the Messaging and Application Engineering segment had a gross margin of approximately 98% for the quarter.

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment and the System Integration segment. The majority of the products comprising the Messaging and Application Engineering segment have been sold and thus future revenues will be significantly lower as will the cost of maintenance associated with this segment despite an apparent resurgence in Star/SQL customers who have returned to active maintenance status now that the product has returned to the Company. The cost of maintenance should increase slightly for the Desktop Integration segment while remaining constant for the System Integration segment.

Services. Services revenue for the quarter ended March 31, 2002 decreased approximately 81%. The overall decline in service revenues reflects the reduced headcounts resulting from the Company's restructuring plan that occurred in the early part of 2001 as well as the impact of the sale of the Geneva AppBuilder product to BluePhoenix Solutions in October 2001. In that transaction, approximately 20 consultants were transferred as part of the overall transaction.

The Systems Integration segment accounted for approximately 74% of the total services revenue while the Messaging and Application Engineering segment accounted for approximately 22% of service revenue.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were 12.7%, for the quarter ended March 31, 2002 as compared to 6% for the same period in 2001.

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

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 85% or approximately $5,350 due to a reduction in the Company's sales and marketing workforce as well as decreased promotional activities.

Sales and marketing expenses are expected to remain fairly constant now that the Company's restructuring efforts are complete. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 66% or approximately $1,968 in the period ending March 31, 2002 as compared to the same period in 2001. The decrease in costs in 2002 reflects the restructuring efforts completed during the first two quarters of 2001.

The Company intends to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended March 31, 2002 decreased by 71% over the same period in the prior year. The reduction is attributable to two primary factors; in 2001, the Company significantly increased its provision for doubtful accounts (approximately $3.8 million) relating to a bankruptcy filing from one customer and the second factor is the overall restructuring plan that was affected on the Company's operations in 2001.

General and administrative expenses are expected to decrease slightly going forward as the Company continues to create certain efficiencies and consolidations.

Restructuring. In the first quarter of 2001, the Company began an operational restructuring to reduce its operating costs and streamline its organizational structure. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services and development and administrative functions. The Company recorded restructuring charges of $6,650 during the quarter March 31, 2001 and an additional $2,000 during the quarter ending June 30, 2001.

The following table sets forth a summary by category of accrued expenses and cash paid for the three months ended March 31, 2002:

                                                       Accrued at                        Accrued at
                                                      December 31,       Cash Paid        March 31,
                                                          2001                              2002
                                                     -------------     ------------     ------------
Employee termination ...............................      $    43          $   (43)         $    0
Excess office facilities. ..........................          647             (293)            354
Marketing obligations ..............................           53              (53)              0
Other miscellaneous restructuring costs ............          110             (110)              0
                                                     -------------     ------------     ------------
Total ..............................................      $   853          $  (499)        $   354
                                                     =============     ============     ============


The Company believes the accrued restructuring cost of $354 at March 31, 2002 represents its remaining cash obligations for the restructuring charges included above.

Impairment of Intangible Assets. In May 2001, management reevaluated and modified its approach to managing the business and opted to conduct business and assess the efficiency of operations under a line-of-business approach. As such, the Company performed an assessment of the recoverability of its long-lived assets under a line-of-business approach, representing a change in accounting principle inseparable from the effect of the change in accounting estimates. This represents an accounting change from the Company's previous policy of assessing impairment of intangible assets at the enterprise level which is accounted for as a change in estimate. The change reflects management's changed approach to managing the business. The results of an analysis of undiscounted cash flows for each reporting segment indicated that an impairment had occurred in the Systems Integration segment (i.e. intangible assets acquired in the Template acquisition). The Company then estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values. The Company reduced the carrying value of these intangible assets by approximately $21,824 as of March 31, 2001, which approximates a net income affect of $1.37 per share.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of March 31, 2002 has been determined using valuation techniques consistent with the valuation performed as of December 31, 2001 and recorded as a warrant liability. As a result of the valuation, the Company has recorded a change in the fair value of the warrant liability of $1,718.

Provision for Taxes. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2002 or 2001. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the first quarter of 2002 is primarily related to income taxes and benefit from foreign operations and foreign withholding taxes.

EBITA. EBITA represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. EBITA for the three months ended March 31, 2002 was ($7.6) million as compared to ($15.8) million for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, amortization of goodwill, restructuring charges, gain or loss on sale of assets and impairment charges is primarily attributable to the reduced operations of the Company as a result of the significant restructuring of operations conducted in the first half of 2001.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating and Investing Activities
The Company generated $446 of cash for the three months ended March 31, 2002.

Operating activities utilized approximately $4.3 million of cash, which is primarily comprised of the loss from operations of $6.2 million, offset by non-cash charges for depreciation and amortization of approximately $2.9 million. In addition, the Company had a reduction in accounts receivable of $1.8 million and used approximately $2.2 million in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities. The significant reduction in accounts receivable is the result of the reduction in overall revenues resulting from the sale of substantially all of the Messaging and Application Engineering products.

The Company generated approximately $2.4 million in cash from investing activities, which is comprised of approximately $1.0 million in final proceeds from the sale of the Geneva AppBuilder assets, approximately $1.6 million from the collection of Notes Receivable, approximately $155 from the sale of marketable securities offset by capitalization of product software technology of $458.

The Company generated approximately $2.5 million of cash during the quarter for financing activities from the proceeds of an additional round of investment from several new investors (approximately $3.5 million) offset by approximately $1.6 million that was received prior to the end of the year from the same investor group. In addition, the Company issued approximately $623 of its common stock as part of the compensation to Merrill Lynch for extension of its exclusive license on Cicero in perpetuity and also issued approximately $270 of stock in settlement of a dispute. As part of its agreement with Liraz as the guarantor on the outstanding bank loan, the Company used approximately 10% of the proceeds ($350) from its financing to pay down the principal on the loan.

By comparison, in 2001, the Company used approximately $4.3 million in cash during the quarter.

Net cash used in operations during the first quarter of 2001 was approximately $3.8 million, which is primarily comprised of the net loss for the period of $48.9 million and approximately $4.2 million for fulfillment of vendor obligations and restructuring charges, offset by non-cash charges for depreciation and amortization of approximately $9.0 million, an impairment of assets of approximately $21.8 million, a provision for doubtful accounts of approximately $3.6 million and a $9.1 million reduction in accounts receivable.

Net cash generated from investing activities during 2001 was $2.1 million which consisted of approximately $2.2 million which represented the proceeds from the sale of Company's building located in Windsor, England.

Financing Activities

The Company funded its cash needs during the quarter ended March 31, 2002 with cash on hand from December 31, 2001, with cash from operations and with the cash realized from the private placement which closed in January 2002.

The Company has a $2,650 term loan bearing interest at LIBOR plus 1% (approximately 3.03% at March 31, 2002), interest on which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz, the Company's principal shareholder. The loan matures on November 15, 2003.

The Company is attempting to secure a revolving credit facility and on an interim basis has entered into an agreement with two of the executive officers of the Company, which provides for borrowings up to $250 and is secured by accounts and notes receivable. The Company is in negotiations with several external lenders to replace the interim revolving credit facility.

In January 2002, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was sold at $1.50 per share and warrants to purchase additional shares were issued at an exercise price of $2.75 per share. This offering closed on January 16, 2002. The Company sold 2,381,952 shares of common stock for a total of $3.5 million and granted 476,396 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share. Further offerings of securities by the Company would trigger the anti-dilution provisions of the Series A1 and Series B1 Preferred Stock and related warrants.

The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. For the quarter ended March 31, 2002, the Company incurred an additional loss of $6.2 and has a working capital deficiency of approximately $5.9 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with significant customers that have begun the "proof of concept" stage. Additionally, the Company successfully completed a private financing round wherein it raised approximately $3.5 million of new funds from several investors, of which $1.6 million was received as of December 31, 2001, and is seeking additional equity capital in the near term. Furthermore, management is reviewing the Company's strategic options, such as non-strategic asset sales with third parties and has retained an investment banker to assist in the evaluation. The Company has identified the Star/SQL and CTRC components of the Messaging and Application Engineering segment as non-strategic and is further evaluating the assets in the Systems Integration segment. The Company does not intend to sell Cicero. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to increase cash flow, obtain financing or close a sale of non-strategic assets, it may not be able to generate enough capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Approximately 49.2% of the Company's 2002 revenues were generated by sales outside the United States. The Company is exposed to risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of accumulated other comprehensive income or loss in shareholders' equity. The Company no longer hedges foreign currency transactions and balances.

Part II. Other Information

Item 1.  Legal Proceedings

         From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate to have a material adverse impact on the Company.

Item 2.  Changes in Securities

         On January 16, 2002, the Company issued 141,658 shares of common stock to a former reseller of the company as part of a settlement agreement with that company. Such shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

         On January 16, 2002, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was valued at $1.50 per share and warrants to purchase additional shares were issued with an 14 exercise price of $2.75 per share. This offering closed on January 16, 2002. Of the 3,000,000 shares, the Company sold 2,381,952 shares of common stock for a total of $3.5 million and granted 476,396 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

         On January 3, 2002, the Company entered into a purchase agreement with MLBC, Inc., an affiliate of Merrill Lynch. Pursuant to the Purchase Agreement, the Company issued 250,000 shares of its common stock to MLBC, Inc. These shares were issued in reliance on the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits



          Exhibit
            No.                            Description


         4.1 Registration Rights Agreement dated as of January 16, 2002 by and among Level 8 Systems, Inc. and the Purchasers listed on
                  Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8's Form 8-K, filed January 25, 2002).

         4.2 Registration Rights Agreement dated as of January 3, 2002 between Level 8 Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 4.1 to Level 8's Form 8-K, filed January 11, 2002).

         10.1 Securities Purchase Agreement dated as of January 16, 2002 by and among Level 8 Systems, Inc. and the Purchasers (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K, filed January 25, 2002).

         10.2 Form of Warrant issued to the Purchasers in the private placement transaction (incorporated by reference to exhibit
                  10.2 to Level 8's Form 8-K, filed January 25, 2002).

         10.3 Amended PCA Shell License Agreement dated as of January 3, 2002 between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K, filed January 11, 2002).


(b)      Reports on Form 8-K

         On January 11, 2002, Level 8 Systems filed a Form 8-K reporting its agreement with MLBC, Inc. (an affiliate of Merrill Lynch, Pierce, Fenner & Smith) for enhanced rights to the Cicero product in exchange for 250,000 shares of Level 8 common stock and a royalty agreement providing for certain payments with respect to Level 8's sales of Cicero.

         On January 25, 2002, Level 8 Systems filed a Form 8-K reporting the completion of a $3.6 million private placement of the Company's common stock and warrants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Level 8 Systems, Inc.




Date: May 17, 2002                         /s/ Paul Rampel
                                           ------------------------------------
                                           Paul Rampel
                                           President

Date: May 17, 2002                         /s/ John Broderick
                                           ------------------------------------
                                           John Broderick
                                           Chief Financial Officer