Form 10-Q
period 2002-06-30
LEVEL 8 SYSTEMS INC
filed 2002-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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


                                 (919) 380-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

19,022,142 common shares, $.001 par value, were outstanding as of August 6, 2002

                              Level 8 Systems, Inc.
                                      Index

PART I.     Financial Information                                                                     Page
                                                                                                      ----
                                                                                                     Number

            Item 1.     Financial Statements

                            Consolidated balance sheets as of June 30, 2002 (unaudited)
                            and December 31, 2001                                                      3

                            Consolidated statements of operations for the three and six
                            months ended June 30, 2002 and  2001 (unaudited)                           4

                            Consolidated statements of cash flows for the six
                            months ended June 30, 2002 and 2001 (unaudited)                            5

                            Consolidated statements of comprehensive loss for the three and six
                            months ended June 30, 2002 and 2001 (unaudited)                            6

                            Notes to consolidated financial statements (unaudited)                     7

            Item 2.     Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                     14

            Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    21


PART II.    Other Information                                                                         21


SIGNATURES                                                                                            23



         Part I.  Financial Information
                  Item 1.  Financial Statements

                                                            LEVEL 8 SYSTEMS, INC.
                                                         CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share and per share amounts)
                                                                 (unaudited)

                                                                                        June 30,          December 31,
                                                                                          2002                2001
                                                                                    -----------------   ----------------
   ASSETS
   Cash and cash equivalents......................................................         $   339              $   698

   Available-for-sale securities..................................................              --                  155
   Trade accounts receivable, net.................................................             546                2,297
   Receivable from related party..................................................             147                1,045
   Notes receivable...............................................................             511                1,977
   Note receivable from related party.............................................              16                1,082
   Prepaid expenses and other current assets......................................           1,666                2,044
                                                                                    -----------------   ----------------
             Total current assets.................................................           3,225                9,298
   Property and equipment, net....................................................             695                1,249
   Software product technology, net...............................................          10,899               24,406
   Note receivable................................................................              --                  500
   Other assets...................................................................      .      290                  291
                                                                                    -----------------   ----------------
             Total assets.........................................................       $  15,109            $  35,744
                                                                                                        ================
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Short term debt................................................................         $   145             $    245
   Accounts payable...............................................................           2,871                2,768
   Accrued expenses:
     Salaries, wages, and related items...........................................             614                1,070
     Restructuring................................................................           1,268                  853
     Other   .....................................................................           4,376                5,864
   Due to related party...........................................................              --                   56
   Deferred revenue...............................................................           1,328                3,410
                                                                                    -----------------   ----------------
             Total current liabilities............................................          10,602               14,266
   Long-term debt, net of current maturities......................................           2,600                4,600
   Warrant liability..............................................................             296                2,985
   Commitments and contingencies..................................................
   Stockholders' equity:
     Preferred Stock..............................................................
     Common Stock.................................................................              19                   16
     Additional paid-in-capital...................................................         200,577
                                                                                                                196,043
     Accumulated other comprehensive loss.........................................            (970)                (778)
     Accumulated deficit..........................................................        (198,015)            (181,388)
                                                                                    -----------------   ----------------
             Total stockholders' equity...........................................           1,611               13,893
                                                                                    -----------------   ----------------
             Total liabilities and stockholders' equity...........................       $  15,109            $  35,744
                                                                                    =================   ================


                    The accompanying notes are an integral part of the consolidated financial statements.


                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30                       June 30
                                                                        2002         2001             2002        2001
                                                                   --------------------------    ---------------------------
          Revenue:
            Software                                               $      1,303    $     381         $  1,353     $   1,464

            Maintenance............................................         373        4,003              882         7,758
            Services...............................................       1,045        2,944            1,634         6,251
                                                                   --------------------------    ---------------------------
                  Total operating revenue..........................       2,721        7,328            3,869        15,473

          Cost of revenue:
            Software .                                                    9,051        3,545           13,345         7,295
            Maintenance............................................          61        1,123              184         2,444
            Services...............................................         563        1,938            1,077         5,049
                                                                   --------------------------    ---------------------------
                  Total cost of revenue............................       9,675        6,606           14,606        14,788

          Gross margin.............................................      (6,954)         722          (10,737)          685

          Operating expenses:
            Sales and marketing....................................         899        3,471            1,862         9,781
            Research and product development.......................         791        1,638            1,796         4,611
            General and administrative.............................       1,173        2,319            3,042         8,783
            Amortization of intangible assets......................           0        2,662               --         6,727
            Impairment of intangible assets........................           0            -               --        21,824
            Loss (Gain)/Loss on disposal of assets.................         112            -              277         (160)
            Restructuring, net.....................................       1,300        2,000            1,300         8,650
                                                                   --------------------------    ---------------------------
                  Total operating expenses.........................       4,275       12,090            8,277        60,216
                                                                   --------------------------    ---------------------------
          Loss from operations.....................................     (11,229)     (11,368)         (19,014)      (59,531)

          Other income (expense):
            Interest income........................................          16          217               50           561
            Interest expense.......................................        (197)      (1,389)            (301)       (2,885)
            Change in fair value of warrant liability..............         971            -            2,689             -
            Other expense..........................................        (104)         164             (175)          712
                                                                   --------------------------    ---------------------------
          Loss before provision for income taxes...................     (10,543)     (12,376)         (16,751)      (61,143)
            Income tax provision...................................           0          132             (123)          275
                                                                   --------------------------    ---------------------------

          Net loss...                                               $   (10,543)   $ (12,508)       $ (16,628)    $ (61,418)
                                                                   ==========================    ===========================

          Net loss per share--basic and diluted.....................$     (0.55)   $   (0.81)          $(0.88)    $   (3.93)
                                                                   ==========================    ===========================

          Weighted average common shares outstanding...............   $  18,969       15,904        $  18,792        15,845
                                                                   ==========================    ===========================


                      The accompanying notes are an integral part of the consolidated financial statements.



                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                               2002             2001
                                                                                          ---------------   --------------
Cash flows from operating activities:
  Net loss   ...........................................................................     $  (16,628)      $  (61,418)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.......................................................           5,648           16,559
    Change in fair value of warrant liability...........................................         (2,689)               --
    Stock compensation expense..........................................................              92               --
    Impairment of intangible assets and software product technology.....................           8,064           21,824
    Provision for doubtful accounts.....................................................            (77)            3,745
    Loss on disposal of assets..........................................................             277               --
    Other    ...........................................................................              62               --
    Changes in assets and liabilities, net of assets acquired and liabilities assumed:
      Trade accounts receivable and related party receivables...........................           2,581            8,414
      Due from Liraz....................................................................            (56)               --
      Prepaid expenses and other assets.................................................             175              810
      Accounts payable and accrued expenses.............................................         (1,408)          (3,718)
      Merger-related and restructuring..................................................             415            3,783
      Deferred revenue..................................................................           (975)            (980)
                                                                                          ---------------   --------------
        Net cash used in operating activities...........................................         (4,519)         (10,981)
Cash flows from investing activities:
    Proceeds from sale of assets                                                                     500               --
  Purchases of property and equipment...................................................              --            (151)
  Cash payments secured through notes receivable........................................              --               64
  Repayment of note receivable..........................................................           2,013               --
  Investment held for resale............................................................             145            2,205
  Cash received from sale of line of business assets....................................           1,000               --
  Cash received from acquisitions, net..................................................              --             (56)
    Notes Receivable                                                                                  --              500
  Additions to software product technology..............................................           (780)            (996)
                                                                                          ---------------   --------------
        Net cash provided by investing activities.......................................           2,878            1,566
Cash flows from financing activities:
  Proceeds from issuance of common shares, net of issuance costs........................           1,974               --
  Dividends paid for preferred shares...................................................              --            (731)
  Payments under capital lease obligations and other liabilities........................              --            (124)
  Repayments of term loans, credit facility and notes payable...........................           (500)          (2,000)
                                                                                          ---------------   --------------
        Net cash provided by (used in) financing activities.............................           1,474          (2,855)
Effect of exchange rate changes on cash.................................................           (192)            (141)
Net decrease in cash and cash equivalents...............................................           (359)         (12,411)
Cash and cash equivalents:
  Beginning of period...................................................................             698           23,856
                                                                                          ---------------   --------------
  End of period.........................................................................        $    339       $   11,445
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



                              LEVEL 8 SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (unaudited)


                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                           2002           2001             2002           2001
                                                       -------------- --------------   -------------- --------------
Net loss...............................................   $ (10,543)     $ (12,508)       $ (16,628)     $ (61,418)

Other comprehensive income, net of tax:
   Foreign currency translation adjustment.............        (135)           (75)            (192)          (286)
   Unrealized loss on available-for-sale securities....          --           (291)              --           (354)
                                                       -------------- --------------   -------------- --------------
Comprehensive loss                                        $ (10,678)     $ (12,874)       $ (16,820)     $ (62,058)
                                                       ============== ==============   ============== ==============

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

NOTE 2.   LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. For the six months ended June 30, 2002, the Company continued to incur losses of approximately $16.6 million and had a working capital deficiency of approximately $7.4 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time.

In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with significant customers that have begun the "proof of concept" stage. Additionally, the Company successfully completed a private financing round wherein it raised approximately $3.5 million, of which $1.6 million of new funds was received prior to December 31, 2001. Subsequent to June 30, 2002, the Company has completed a Series C Convertible Redeemable Preferred Stock offering that raised approximately $1.5 million of new funds (see note 15). Furthermore, management has and is continuing to review the Company's strategic options, such as non-strategic asset sales with third parties. The Company has completed the sale of the Star/SQL and CTRC components of the Messaging and Application
Engineering segment and is further evaluating the assets in the Systems Integration segment. The Company does not intend to sell Cicero. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to increase cash flow, obtain financing or close a sale of non-strategic assets, it may not be able to generate enough capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations and financial conditions.

In January 2002, Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, was issued, and considered whether reimbursements received for "out-of-pocket" expenses incurred would be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff believes that the reimbursements received should be characterized as revenue. The Company has adopted this policy effective January 1, 2002. Reimbursements for "out-of-pocket" expenses of $84 and $97 for the three and six months ended June 30, 2002, and $156 and $363 for the three and six months ended June 30, 2001, respectively, have been included in service revenues and service cost of revenues.

NOTE 5.   ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing for goodwill and intangible assets and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. As of January 1, 2002, the Company adopted SFAS 142. However, during 2001 the Company recorded an impairment of all of its goodwill and intangible balances totaling $43.9 million and had no remaining goodwill or intangible balances as of January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001 was $2,662 and $6,727. Pro-forma consolidated net loss and net loss per share, as if the provisions of SFAS 142 had been adopted for the three and six months ended June 30, 2001, would have been $(9,846) and $(0.64), and $(54,691) and $(3.50), respectively.

NOTE 6.  DISPOSITIONS

In June 2002, the Company entered into an Asset Purchase Agreement with StarQuest Ventures, Inc., a California company and an affiliate of Paul Rampel, a member of the Board of Directors of Level 8 Systems and a former executive officer. Under the terms of the Asset Purchase Agreement, Level 8 has sold its Star SQL and CTRC products and certain fixed assets to StarQuest Ventures for $365 and the assumption of certain maintenance liabilities. The Company received $300 in cash, and a note receivable of $65. The loss on sale of the assets was $74. The company used $150 from the proceeds to repay borrowings from Mr. Rampel.

In May 2002, the Company had received unsolicited offers from several parties including StarQuest Ventures for the Star SQL and CTRC products which the Company had identified to be non-strategic to its future operations. As a result of those offers, the Company reviewed and assessed the net realizable value of the software product technology assets associated with Star/SQL and CTRC and based upon this assessment, the Company determined that an additional impairment had occurred in the amount of $1,564 which was recorded as software amortization

NOTE 7.   SOFTWARE PRODUCT TECHNOLOGY

In 2001, the Company and Amdocs Ltd. ("Amdocs") entered into a multi-year agreement to fund the development of the next generation of Level 8's Geneva Enterprise Integrator ("GEI") and Geneva Business Process Automator ("GBPA") software. The terms of the agreement provide $6.5 million in funding for research and development over the next 18 months in exchange for future fully paid and discounted licensing arrangement.

In May 2002, the Company entered into a non-exclusive perpetual license to develop and sell its GEI and GBPA and Geneva J2EE technology with Amdocs. Under the agreement, Amdocs paid to the Company a license fee of $1,000 for the source and object code for Geneva J2EE, a license of the GEI and GBPA embedded into other Amdocs products and relieved the Company of its obligation to perform under the funded research and development agreement.

The Company was able to reduce its operating costs and retain its intellectual property rights to Geneva J2EE in its current state of development, as well as Geneva Enterprise Integrator and Geneva Business Process Automator. In connection with this transaction, the Company reassessed the recoverability of the software product technology associated with the Geneva Enterprise Integrator and Geneva Business Process Automator products based on its net realizable value and determined that no impairment had occurred.

Subsequent to its license agreement with Amdocs, the Company has been approached by several investment groups to explore the potential sale of the intellectual property rights to Geneva J2EE, Geneva Enterprise Integrator and Geneva Business Process Automator. At this time, the Company is evaluating the long-term strategy for these assets. As a result of these unsolicited offers, and the Company's continuing focus on the Desktop Integration segment, the Company reviewed and assessed the net realizable value of the software product technology assets associated with Geneva J2EE, Geneva Enterprise Integrator and Geneva Business Process Automator. Based upon this assessment, the Company determined that an additional impairment of had occurred in the amount of $6.4 million, which was recorded as software amortization.

NOTE 8.   RESTRUCTURING

During the second quarter of 2002, the Company began another round of operational restructurings to further reduce its operating costs and streamline its operations. The restructuring plan includes the closure of the development facility in Berkeley, California and the significant reduction of its employees in EMEA and terminated approximately 12 people. The Company recorded a restructuring charge in the amount of $1.3 million during the second quarter of 2002. The Company anticipates that all remaining obligations as of the balance sheet date will be expended by November 2006.

In 2001, the Company began an initial operational restructuring to reduce its operating costs and streamline its organizational structure. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services and development and administrative functions. The Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001 and an additional $2 million during the quarter ending June 30, 2001.

The following table sets forth a summary by category of accrued expenses and cash paid for the six months ended June 30, 2002:


                                                  Accrued at                                    Accrued at
                                                 December 31,      Additional         Cash       June 30,
                                                     2001            Accrual          Paid        2002
                                                 ------------     ------------    ------------ ------------
Employee termination..........................    $   43           $   396         $ (184)       $  255
Excess office facilities......................       647               880           (536)          991
                Marketing obligations.........        53                 0            (53)            0
Other miscellaneous restructuring costs.......       110                24           (112)           22
                                                 ------------     ------------    ------------ ------------
Total.........................................    $   853          $  1,300        $ (885)      $ 1,268
                                                 ============     ============    ============ ============

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

NOTE 10.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the three and six months. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

The income tax provision for the fiscal years 2000 and 2001 is primarily related to income taxes and tax benefit from foreign operations and foreign withholding taxes.


NOTE 11.   LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock. Dividends of $312 and $731 were paid to the holders of the Company's preferred stock the three and six months ended June 30, 2001.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                                  Three months ended             Six months ended
                                                                       June 30,                       June 30,
                                                                   2002           2001           2002         2001
                                                              ------------------------------ ---------------------------
  Net loss........................................            $  (10,543)     $ (12,508)     $ (16,628)   $ (61,418)

  Preferred stock dividends.......................                     0           (415)             0         (825)
                                                              ------------------------------ ---------------------------
  Loss available to common stockholders...........            $  (10,543)     $ (12,923)     $ (16,628)   $ (62,243)
                                                              ============================== ===========================

  Net loss per share - basic and diluted..........            $    (0.55)     $   (0.81)     $   (0.88)   $   (3.93)
                                                              ============================== ===========================
  Weighted common shares outstanding - basic and diluted....  $   18,969      $  15,904      $     18,792 $  15,845
                                                              ============================== ===========================

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                             June 30
                                                       2002           2001
                                                    -----------    -----------
Stock options, common share equivalent                   2,750          3,883
Warrants, common share equivalent                        3,045          2,662
Preferred stock, common share equivalent                 3,782          2,354
                                                    -----------    -----------
                                                         9,577          8,899
                                                    ===========    ===========

NOTE 12.   SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

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

The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC, Geneva AppBuilder, CTRC and Star/SQL. During 2001, the Company sold three of its messaging products, Geneva Message Queuing, Geneva XIPC and AppBuilder. During 2002, the Company sold its CTRC and Star/SQL products.

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

The table below presents information about reported segments for the three and six months ended June 30, 2002:


                Desktop Integration        Systems Integration         Messaging/Application                Total
                                                                            Engineering
               ------------------------  -------------------------  ----------------------------  ---------------------------

                   June 30, 2002              June 30, 2002                June 30, 2002                June 30, 2002
                  Three          Six        Three          Six          Three            Six         Three            Six
                  months        months     months         months       months           months      months          months
                  ended         ended       ended         ended         ended           ended        ended           ended
                ----------    ----------  ----------    -----------  -------------    -----------  -----------     -----------
Total Revenue   $     301      $   376     $  2,091       $  2,793   $        329     $      700      $ 2,721      $    3,869
Total cost of
revenue             2,302        4,493        7,296          8,232             77          1,881        9,675          14,606
                ----------    ----------  ----------    -----------  -------------    -----------  -----------     -----------
Gross
profit/(loss)      (2,001)      (4,117)      (5,205)        (5,439)           252         (1,181)      (6,954)        (10,737)
                ----------    ----------  ----------    -----------  -------------    -----------  -----------     -----------
Total operating
Expenses (A)        1,971        4,436          793          2,090             99            174        2,863           6,700


  EBITA (A)      $ (3,972)     $(8,553)    $ (5,998)      $ (7,529)  $        153     $   (1,355)     $(9,817)      $ (17,437)
                ==========    ==========  ==========    ===========  =============    ===========  ===========     ===========
(A) See reconciliation below


The table below presents information about reported segments for the three and six months ended June 30, 2001:

                 Desktop Integration         Systems Integration        Messaging/Application               Total
                                                                             Engineering
                ------------------------  --------------------------  ---------------------------  -------------------------
                       June 30, 2001               June 30, 2001               June 30, 2001               June 30, 2001
                   Three          Six         Three          Six           Three           Six         Three           Six
                  months         months      months         months        months         months       months         months
                   ended         ended        ended         ended          ended          ended        ended          ended
                 ----------    ----------   ----------    ----------- -------------    -----------  ----------    ------------
Total Revenue        $   0     $      79      $ 1,662      $   3,842      $  5,666     $   11,552     $ 7,328        $ 15,473

Total cost of
revenue              2,203         5,001        1,011          3,239         3,392          6,548       6,606          14,788
                 ----------    ----------   ----------    ----------- -------------    -----------  ----------    ------------
Gross
profit/(loss)       (2,203)       (4,922)         651            603         2,274          5,004         722             685
                 ----------    ----------   ----------    ----------- -------------    -----------  ----------    ------------

Total operating
Expenses (A)         3,571        13,835        1,546          4,733         2,311          4,607       7,428          23,175
                 ----------    ----------   ----------    ----------- -------------    -----------  ----------    ------------


    EBITA (A)    $  (5,774)     $(18,757)      $ (895)      $ (4,130)      $   (36)       $   397   $  (6,705)      $ (22,490)
                 ==========    ==========   ==========    =========== =============    ===========  ==========    ============
(A) See reconciliation below


A reconciliation of total segment operating expenses to total operating expenses for the quarters ended June 30:

                                                  Three Months Ended                       Six Months Ended
                                                        June 30                                June 30
                                            --------------------------------       ---------------------------------
                                                 2002              2001                2002               2001
                                             --------------    -------------       -------------     ---------------
Total segment operating expenses                 $   2,863         $  7,428            $  6,700          $   23,175
Amortization of intangible assets                        0            2,662                   0               6,727
Restructuring                                        1,300            2,000               1,300               8,650
Impairment of intangible assets                          0                0                   0              21,824
(Gain)/loss on disposal of assets                      112                0                 277               (160)
                                             --------------    -------------       -------------     ---------------
Total operating expenses                         $   4,275        $  12,090            $  8,277          $   60,216
                                             ==============    =============       =============     ===============



A reconciliation of total segment EBITA to loss before provision for income taxes for the quarters ended June 30:

                                                  Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                            --------------------------------       ---------------------------------
                                                 2002              2001                2002               2001
                                             --------------    -------------       -------------     ---------------
Total EBITA                                     $  (9,817)        $ (6,705)           $(17,437)          $  (22,490)
Amortization of intangible assets                       0           (2,662)                  0               (6,727)
Restructuring and Impairment of
Intangible assets                                  (1,300)          (2,000)             (1,300)             (30,474)
Change in fair value of derivative                     971               0               2,689                    0
Gain/(loss) on disposal of assets                    (112)               0                (277)                 160
Interest and other income/(expense), net             (285)          (1,009)               (426)              (1,612)
                                             --------------    -------------       -------------     ---------------
Total loss before income taxes                  $ (10,543)       $ (12,376)          $ (16,751)          $  (61,143)
                                             ==============    =============       =============     ===============

The following table presents a summary of assets by segment:

                                         ---------------    -----------------
                                            June 30,          December 31,
                                              2002                2001
                                         ---------------    -----------------
Desktop Integration                            $  9,965          $    13,323
Systems Integration                               1,506                9,963
Messaging/Application Engineering                   123                2,369
                                         ---------------    -----------------
Total assets                                  $  11,594           $   25,655
                                         ===============    =================


The following table presents a summary of revenue by geographic region for the three and six months period ended June 30:

                                   Three months ended                    Six Months Ended
                                         June 30,                            June 30,
                         --------------------------------       ---------------------------------
                             2002               2001               2002               2001
                         --------------     -------------      --------------    ---------------
Denmark................        $    11           $   969             $    21         $    1,651
France                             212                86                 293                331
Germany................             18               198                  24                497
Greece                               0               360                   0                473
Israel.................          1,010               131               1,172                620
Italy..................             21               270                  89                867
Switzerland............              0               394                   0                777
Norway                               0               178                   0                502
United Kingdom.........             55             1,858                 293              3,335
USA....................          1,393             1,962               1,976              4,798
Other..................              1               922                   1              1,522
                         --------------     -------------      --------------    ---------------
Total revenue..........      $   2,721          $  7,328            $  3,869         $   15,473
                         ==============     =============      ==============    ===============

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

NOTE 14.  SUBSEQUENT EVENTS

In August 2002, the Company entered into a Securities Purchase Agreement with several new investors wherein the Company issued approximately $1.5 million of Series C Convertible Redeemable Preferred Stock and approximately 1,000,000 warrants to purchase the common stock of the Company at an exercise price of $0.38. The preferred offering is convertible into approximately 4,050,000 shares of the Company's common stock. The offering closed on August 12, 2002.

In connection with the sale of Series C Convertible Redeemable Preferred Stock, the Company agreed with the existing holders of its Series A1 Convertible Redeemable Preferred Stock (the "Series A1 Preferred Stock") and the Series B1 Convertible Redeemable Preferred Stock (the "Series B1 Preferred Stock"), in exchange for their waiver of certain anti-dilution provisions, to reprice an aggregate of 1,801,022 warrants to purchase common stock from an exercise price of $1.77 to $0.38. Furthermore, the Company will promptly enter into an Exchange Agreement with such holders providing for the issuance of 11,570 shares of Series A2 Convertible Preferred Stock ("Series A2 Preferred Stock") and 30,000 Series B2 Convertible Preferred Stock ("Series B2 Preferred Stock"), respectively. Series A2 Preferred Stock and Series B2 Preferred Stock are convertible into an aggregate of 1,388,456 and 2,394,063 shares of the Company's common stock at $8.33 and $12.531 per share, respectively. The exchange is being undertaken in consideration of the temporary release of the anti-dilution provisions of the Series A1 Preferred Stockholders and Series B1 Preferred Stockholders

Following the consummation of the transactions contemplated by the Exchange Agreement, holders of the Series A2 Preferred Stock and Series B2 Preferred Stock will have one vote per share of Series A2 Preferred Stock and Series B2 Preferred Stock, voting together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A2 Preferred Stock and Series B2 Preferred Stock, respectively. The Series A2 Preferred Stock and B2 Preferred Stock may be redeemed at the option of Level 8 at a redemption price equal to the original purchase price at any time if the closing price of Level 8's common stock over 20 consecutive trading days is greater than $16.00 and $25.0625 per share, respectively. The conversion prices of the Series A2 Preferred Stock and Series B2 Preferred Stock are subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $8.33 and $12.531 per share, respectively; provided, that the Company may issue equity securities representing $5,000,000 in aggregate gross proceeds to the Company without triggering the price protection anti-dilution provisions. As part of the Exchange Agreement and of the waiver of the anti-dilution provisions, the Series A2 holders will be entitled to a maximum of 1,000,000 warrants to purchase common stock. The warrants to be issued shall be the product of 1,000,000, multiplied by the quotient where (x) the numerator is the amount of gross proceeds received by the Company in connection with a financing and (y) the denominator is 5,000,000. Such warrants described above shall be exercisable at the lowest effective per share of common stock price at which the financing was consummated. Moreover, the holders of Series A2 and B2 Preferred Stock shall receive one warrant, on substantially the same terms as the issued warrants, for every warrant issued to a lender in connection with the Company's borrowings. In the event the Company breaches its obligations to issue common stock upon conversion, or the Company's common stock is delisted, dividends will be payable on the Series A2 Preferred Stock and Series B2 Preferred Stock at a rate of 14% per annum.

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

In early 2001, the Company entered into an exclusive distribution agreement with a certain software distributor for the Star/SQL products. During the third quarter of 2001, the distributor returned the Star/SQL products back to Level 8 under the assumption that their legal obligation was satisfied. The Company provided an allowance for the receivable, pursued collection for the reseller's outstanding obligations and eventually settled the dispute. At the same time, the Company had begun to re-enlist Star/SQL customers under maintenance contracts directly with the Company. Also during 2001, the Company was notified by one of its resellers that it would no longer engage in resales of the Company's CTRC products acquired from StarQuest. This reseller accounted for substantially all of the product sales. The Company has been assessing its assets to determine which assets, if any, are to be considered non-strategic and in May 2002, the Company received an unsolicited offer to purchase the Star/SQL and CTRC products. As a result, the Company reviewed and assessed the net realizable value of the software product technology assets associated with Star/SQL and CTRC based on the potential sale to a third party. Based upon this review and assessment, the Company determined that an additional impairment had occurred in the amount of $1,564, which was recorded as software amortization. In June 2002, the Company completed the sale of the Star SQL and CTRC products to StarQuest Ventures, Inc., a California company and an affiliate of Paul Rampel, a member of the Level 8 Board of Directors and a former executive officer of Level 8. See Note 6 for further discussion.

In May 2002, the Company entered into a non-exclusive perpetual license to develop and sell its Geneva J2EE technology with Amdocs Ltd. Under the agreement, Amdocs will pay to the Company a license fee for the source and object code for Geneva J2EE and relieve the Company of its obligation to perform under the funded research and development agreement. Additionally, Amdocs assumed full responsibility for the development team of professionals located in the Company's Dulles facility and subleased a portion of that facility for a limited period. The Company was able to reduce its operating costs and retain its intellectual property rights to Geneva J2EE in its current state of development, as well as Geneva Enterprise Integrator and Geneva Business Process Automator. In connection with this transaction, the Company reassessed the recoverability of the software product technology associated with the Geneva Enterprise Integrator and Geneva Business Process Automator products based on its net realizable value and determined that no impairment had occurred.

Subsequent to its license agreement with Amdocs, the Company was approached by several prospective buyers to explore the potential sale of the intellectual property rights to Geneva J2EE, Geneva Enterprise Integrator and Geneva Business Process Automator. As a result of these unsolicited offers, and the Company's continuing focus on the Desktop Integration segment, the Company reviewed and assessed the net realizeable value of the software product technology assets associated with Geneva J2EE, Geneva Enterprise Integrator and Geneva Business Process Automator. Based upon this assessment, the Company determined that an additional impairment had occurred in the amount of $6,500, which was recorded as software amortization.


Results of Operations

The table below presents information about reported segments for the three and six months ended June 30, 2002:

                Desktop Integration        Systems Integration           Messaging/Application               Total
                                                                              Engineering
               ------------------------ --------------------------  ---------------------------- ---------------------------
                   June 30, 2002              June 30, 2002                June 30, 2002               June 30, 2002
                  Three          Six        Three          Six          Three            Six        Three            Six
                months         months     months          months        months          months      months          months
                  ended         ended       ended         ended         ended           ended       ended           ended
                ----------    ----------  ----------    -----------  -------------    ----------- -----------     -----------
Total Revenue   $     301     $     376   $   2,091      $   2,793   $        329     $      700     $ 2,721      $    3,869
Total cost of
revenue             2,302         4,493       7,296          8,232             77          1,881       9,675          14,606
                ----------    ----------  ----------    -----------  -------------    ----------- -----------     -----------
Gross
profit/(loss)      (2,001)       (4,117)     (5,205)        (5,439)           252         (1,181)     (6,954)        (10,737)
                ----------    ----------  ----------    -----------  -------------    ----------- -----------     -----------
Total operating
Expenses            1,971         4,436         793          2,090             99            174       2,863           6,700


  EBITA         $  (3,972)    $  (8,553)  $  (5,998)     $  (7,529)  $        153     $   (1,355)    $(9,817)     $  (17,436)
                ==========    ==========  ==========    ===========  =============    =========== ===========     ===========




The table below presents information about reported segments for the three and six months ended June 30, 2001:

                 Desktop Integration        Systems Integration        Messaging/Application              Total
                                                                            Engineering
                ------------------------   ------------------------  ---------------------------   -----------------------

                    June 30, 2001              June 30, 2001               June 30, 2001              June 30, 2001
                   Three          Six        Three          Six          Three            Six        Three           Six
                 months         months       months        months        months          months     months         months
                   ended         ended       ended         ended         ended           ended       ended          ended
                 ----------    ----------  ----------    ----------- -------------    -----------  ---------    ------------
Total Revenue        $   0     $      79     $ 1,662      $   3,842      $  5,666     $   11,552    $ 7,328        $ 15,473

Total cost of
revenue              2,203         5,001       1,011          3,239         3,392          6,548      6,606          14,788
                 ----------    ----------  ----------    ----------- -------------    -----------  ---------    ------------
Gross
profit/(loss)       (2,203)       (4,922)        651            603         2,274          5,004        722             685
                 ----------    ----------  ----------    ----------- -------------    -----------  ---------    ------------

Total operating
Expenses             3,571        13,835       1,546          4,733         2,311          4,607      7,428          23,175
                 ----------    ----------  ----------    ----------- -------------    -----------  ---------    ------------


    EBITA         $ (5,774)     $(18,757)     $ (895)      $ (4,130)     $    (36)    $      397   $ (6,705)      $ (22,490)
                 ==========    ==========  ==========    =========== =============    ===========  =========    ============


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

Total revenues decreased 62.9% for the quarter ended June 30, 2002 from the same period in 2001 and 75.0% for the six months ended June 30, 2002 as compared to the same period of the previous year. The significant decrease in revenues is primarily the result of the sale of substantially all of the Messaging and Application Development products at the start of the fourth quarter in 2001. Revenues in the Messaging and Application Engineering segment in the second quarter of 2002 were approximately $329 as compared to $5,666 of revenues in the same period of 2001. For the six months ended June 30, 2002, revenues for the Messaging and Application Engineering segment amounted to $700 as compared to $11,552 for the same period in 2001. Revenues from the Systems Integration segment amounted to approximately $2,091 for the three months ended June 30, 2002 as compared with approximately $1,662 in the same period of the previous year. For the six months ended June 30, 2002, revenues in the Systems Integration segment amounted to $2,793 as compared to $3,842 in the same period of the previous year. The overall decline in revenues in the System Integration segment is primarily attributed to the development of the Geneva Enterprise Integrator and Business Process Automator under the J2EE platform, which has delayed sales of such products. As Level 8 has deferred any further development of the J2EE platform, further diminishment in sales is anticipated. Revenues in the Desktop Integration segment amounted to approximately $301, for the three months ended June 30, 2002 as compared to no revenues in the same period of the previous year. Sales for the six months ended June 30, 2002 amounted to $376 as compared to $79 for the same period in 2001. The Company anticipates that this segment will continue to grow exponentially. Gross profit margins were (255.6)% for the quarter ended June 30, 2002 and 9.9% for the quarter ended June 30, 2001. For the six months ended June 30, 2002, gross profit margins were (277.5)% as compared to 4.4% in the same period in 2001. The negative gross profit margins reflect the additional software amortization charges for the Star SQL, CTRC and Geneva Enterprise Integrator and Business Process Automator products. See Notes 6 and 7 for further discussion.

Software Products. Software product revenue increased approximately 242% in the quarter ended June 30, 2002 from the same period in 2001 and reflects the results of the license transaction with Amdocs for the Geneva J, Geneva Enterprise Integrator and Business Process Automator products, as well as additional acceptance of the Cicero product. For the six months ended June 30, 2002, software product revenues decreased approximately 7.6%.

The gross margin on software products was (594.6)% and (830.4)% for the quarter ended June 30, 2002 and 2001, respectively. Gross margin for the Quarter ended June 30, 2002 reflects the amortization of acquired software not offset by revenues along with an additional charge in the amount of $6,500 for impairment to the net realizable value of the Geneva J, Geneva Enterprise Integrator and Geneva Business Process Automator products. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a less extent, production and distribution costs.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace. The Company's expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations. The System Integration segment revenue is anticipated to remain stable with fiscal 2001 levels with gross margin remaining relatively consistent. The Messaging and Application Engineering segment revenue is expected to decrease significantly along with related expenses as the majority of the products comprising this segment have been sold.

Maintenance. Maintenance revenue for the quarter ended June 30, 2002 decreased by approximately 90.7% or $3,630 as compared to the similar quarter for 2001. For the six months ended June 30, 2002, maintenance revenue decreased by approximately 88.6% or $6,876 as compared to the same period of 2001. The decline in overall maintenance revenues is primarily due to the sale of the majority of the Messaging and Application Engineering products at the beginning of the fourth quarter of 2001 and in the second quarter of 2002.

The Desktop Integration segment accounted for approximately 1.4% of total maintenance revenue for the quarter. The Systems Integration segment accounted for 47.7% of total maintenance revenues and the Messaging and Application Engineering segment accounted for approximately 50.9% of total maintenance revenues. The Messaging and Application Engineering maintenance as a percentage of the total is primarily due to Star/SQL as this product returned to the Company's control after being managed by a third-party for substantially all of 2001. The Company sold this product to StarQuest Ventures in June 2002. See Note 6 for further comment.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance products increased slightly for the quarter ended June 30, 2002 from 71.9% to 83.6%. For the six months ended June 30, 2002, maintenance gross margins were 79.1% as compared to 68.5% in the same period of the previous year.

The Desktop Integration segment had a negative gross margin for the quarter and for the six months ended June 30, 2002 as future sales of the Cicero product are subject to favorable proofs-of-concepts at several large installations. The Systems Integration segment had a gross margin of 88.8% for the quarter and the six months ended June 30, 2002 while the Messaging and Application Engineering segment had a gross margin of approximately 98% for the quarter and the year to date period.

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment and remain flat to slightly down in the System Integration segment. The majority of the products comprising the Messaging and Application Engineering segment have been sold and thus future revenues will be significantly lower as will the cost of maintenance associated with this segment. The cost of maintenance should increase slightly for the Desktop Integration segment while remaining constant for the System Integration segment.

Services. Services revenue for the quarter ended and six months ended June 30, 2002 decreased approximately 64.5% and 73.9%, respectively, from comparable periods in 2001. The overall decline in service revenues reflects the reduced headcounts resulting from the Company's restructuring plan that occurred in the early part of 2001 as well as the impact of the sale of the Geneva AppBuilder product to BluePhoenix Solutions in October 2001. In that transaction, approximately 20 consultants were transferred as part of the overall transaction.

The Desktop Integration segment accounted for approximately 28.3% of the service revenues for the quarter ended June 30, 2002, which reflects the deployment of the Cicero application at several customers. The Systems Integration segment accounted for approximately 68.9% of the total services revenue while the Messaging and Application Engineering segment accounted for approximately 2.8% of service revenue. For the six months ended June 30, 2002, the Desktop Integration segment accounted for 19.3% of service revenues while the Systems Integration segment accounted for 70.7% and the Messaging and Application Engineering segment accounted for 10% of service revenues.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were (46.1%) for the quarter ended June 30, 2002 as compared to 34.2% for the same period in 2001.

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

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the quarter ended June 30, 2002 decreased by 74.1% or approximately $2,572 from a comparable period in 2001 due to a reduction in the Company's sales and marketing workforce, as well as decreased promotional activities. For the six months ended June 30, 2002, sales and marketing expenses decreased by 81% or $7,919.

Sales and marketing expenses are expected to remain fairly constant now that the Company's 2001 restructuring efforts are complete. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 51.7% or approximately $847 in the period ending June 30, 2002 as compared to the same period in 2001. For the six months ended June 30, 2002 research and development expenses decreased by approximately 61% or $2,815 over the same period of the previous year. The decrease in costs in 2002 reflects the restructuring efforts completed during the first two quarters of 2001.

The Company anticipates that research and development expenses will decrease slightly over the next few quarters as the Company has further reduced its research and development headcount. Level 8 intends to continue to invest in research and development on its Cicero product while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended June 30, 2002 decreased by 49.4% or $1,146 over the same period in the prior year. For the six months ended June 30, 2002, general and administrative expenses decreased by 65.4% or $5,742 over the same period in the previous year. The decrease is primarily attributable to the Company's provision for doubtful accounts (approximately $3.8 million) relating to a bankruptcy filing from one customer and the overall restructuring plan that was affected on the Company's operations in 2001.

General and administrative expenses are expected to decrease slightly going forward as the Company continues to create certain efficiencies and consolidations.

Restructuring. During the second quarter of 2002, the Company began another round of operational restructurings to further reduce its operating costs and streamline its operations. The decision was made to close its development facility in Berkeley, California and centralize the future development of Cicero within its Princeton, New Jersey facility. Additionally, the company decided to significantly reduce its employees in EMEA and terminated approximately 12 people. The Company recorded a restructuring charge in the amount of $1,300 during the second quarter of 2002. The Company anticipates that all remaining obligations as of the balance sheet date will be expended by November 2006.

In 2001, the Company began an initial operational restructuring to reduce its operating costs and streamline its organizational structure. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services and development and administrative functions. The Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001 and an additional $2,000 during the quarter ending June 30, 2001.

The following table sets forth a summary by category of accrued expenses and cash paid for the six months ended June 30, 2002:

                                                  Accrued at                                       Accrued at
                                                 December 31,      Additional         Cash        June 30, 2002
                                                     2001            Accrual           Paid
                                                 ------------     ------------    ------------    ------------
Employee termination                                 $    43           $   396       $ (184)          $  255
Excess office facilities...................              647               880         (536)             991
Marketing obligations         .............               53                 0          (53)               0
Other miscellaneous restructuring costs....              110                24         (112)              22
                                                 ------------     ------------    ------------    ------------
Total......................................          $   853           $ 1,300       $ (885)         $ 1,268
                                                 ============     ============    ============    ============

The Company believes the accrued restructuring cost of $1,292 at June 30, 2002 represents its remaining cash obligations for the restructuring charges included above.

Impairment of Intangible Assets. In May 2001, management re-evaluated and modified its approach to managing the business and opted to conduct business and assess the efficiency of operations under a line-of-business approach. As such, the Company performed an assessment of the recoverability of its long-lived assets under a line-of-business approach. The results of an analysis of undiscounted cash flows for each reporting segment indicated that an impairment had occurred in the Systems Integration segment (i.e. intangible assets acquired in the Template acquisition). The Company then estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying values of these assets exceeded their fair market values. The Company reduced the carrying value of these intangible assets by approximately $21,824 as of March 31, 2001.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of June 30, 2002 has been determined using valuation techniques consistent with the valuation performed as of December 31, 2001 and recorded as a warrant liability. As a result of the valuation, the Company has recorded a change in the fair value of the warrant liability of $971 and $2,689 for the quarter ended and six months ended June 30, 2002.

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

EBITA. EBITA represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. EBITA for the three months and six months ended June 30, 2002 was ($9.8) million and ($17.4) million as compared to ($6.7) million and ($22.5) for the same periods of the previous year. The decrease in the loss before income taxes, interest and other income and expense, amortization of goodwill, restructuring charges, gain or loss on sale of assets and impairment charges is primarily attributable to the reduced operations of the Company as a result of the significant restructuring of operations conducted in the first half of 2001.

EBITA is not a measure of performance under accounting principles generally accepted in the United States of America and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning EBITA one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITA as defined herein may not be comparable to similarly titled measures reported by other companies.

Impact of Inflation. Inflation has not had a significant effect on the Company's operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company used $359 of cash for the six months ended June 30, 2002.

Operating activities utilized approximately $4.5 million of cash, which is primarily comprised of the loss from operations of $16.6 million, offset by non-cash charges for depreciation and amortization and intangible asset impairments of approximately $13.6 million and a non-cash adjustment to the fair value of a warrant liability in the amount of $2.7 million. In addition, the Company had a reduction in accounts receivable of $2.6 million and used approximately $1.6 million in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities and a reduction in its deferred liabilities of $.3 million. The reduction in accounts receivable is the result of the reduction in overall revenues resulting from the sale of substantially all of the Messaging and Application Engineering products.

The Company generated approximately $2.9 million in cash from investing activities, which is comprised of approximately $1.0 million in final proceeds from the sale of the Geneva AppBuilder assets, approximately $2.0 million from the collection of Notes Receivable, approximately $500 from the sale of assets, offset by capitalization of product software technology of $780.

The Company generated approximately $1.5 million of cash during the first six months for financing activities from the proceeds of an additional round of investment from several new investors (approximately $3.5 million) offset by approximately $1.6 million that was received prior to the end of the year from the same investor group. As part of its agreement with Liraz as the guarantor on the outstanding bank loan, the Company used approximately 10% of the proceeds ($400) from its financing and asset sales to pay down the principal on the loan.

By comparison, in 2001, the Company used approximately $12.4 million in cash during the first six months.

Net cash used in operations during the first six months of 2001 was approximately $11.0 million, which is primarily comprised of the net loss for the period of $61.4 million and approximately $3.7 million for fulfillment of vendor obligations, offset by non-cash charges for depreciation and amortization of approximately $16.6 million, an impairment of assets of approximately $21.8 million, a provision for doubtful accounts of approximately $3.7 million and a $8.4 million reduction in accounts receivable.

Net cash generated from investing activities during 2001 was $1.6 million, which consisted of approximately $2.2 million which represented the proceeds from the sale of Company's building located in Windsor, England offset by capitalization of product software in the amount of $1.0 million

Net cash used in financing activities for the first six months of 2001 amounted to $2.8 million which includes a reduction of the Company's outstanding bank indebtedness as well as dividends paid to preferred shareholders during the period.

Financing Activities

The Company funded its cash needs during the six months ended June 30, 2002 with cash on hand from December 31, 2001, with cash from operations and with the cash realized from the private placement, which closed in January 2002.

The Company has a $2,600 term loan bearing interest at LIBOR plus 1% (approximately 3.03% at June 30, 2002), interest on which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz, the Company's principal shareholder. The loan matures on November 15, 2003.

The Company is attempting to secure a revolving credit facility and on an interim basis has entered into an agreement with an executive officer of the Company, which provides for borrowings up to $145 and is secured by accounts and notes receivable. The Company is in negotiations with several external lenders to replace the interim revolving credit facility.

In January 2002, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was sold at $1.50 per share and warrants to purchase additional shares were issued at an exercise price of $2.75 per share. This offering closed on January 16, 2002 and $1.6 million in proceeds were received prior to December 31, 2001. The Company sold 2,381,952 shares of common stock for a total of $3.5 million and granted 476,396 warrants to purchase the Company's common stock at an exercise price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share.

The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. For the six months ended June 30, 2002, the Company incurred an additional loss of $16.4 and has a working capital deficiency of approximately $7.4 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with significant customers that have begun the "proof of concept" stage. Additionally, the Company successfully completed a private financing round wherein it raised approximately $3.5 million, of which $1.6 million of the funds were received prior to December 31, 2001. Subsequent to June 30, 2002, the Company has completed a Series C Convertible Redeemable Preferred Stock offering that raised approximately $1.5 million of new funds. Furthermore, management has and is continuing to review the Company's strategic options, such as non-strategic asset sales with third parties. The Company has completed the sale of the Star/SQL and CTRC components of the Messaging and Application Engineering segment and is further evaluating the assets in the Systems Integration segment. The Company does not intend to sell Cicero. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to increase cash flow, obtain financing or close a sale of non-strategic assets, it may not be able to generate enough capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Approximately 49% of the Company's 2002 revenues were generated by sales outside the United States. The Company is exposed to risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of accumulated other comprehensive income or loss in shareholders' equity. The Company no longer hedges foreign currency transactions and balances.

Part II.  Other Information

Item 1.  Legal Proceedings

         From time to time, the Company is a party to routine litigation incidental to its business. As of the date of this report, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse impact on the Company.

Item 2.  Changes in Securities

         On June 27, 2002, the Company issued 60,901 shares of common stock to a former executive officer of the company as part of a separation agreement. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.                 Description
         10.1 Separation Agreement and Mutual Limited Release between Paul Rampel and Level 8 Systems, Inc. (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed June 25, 2002.)

         10.2 Asset Purchase Agreement by and among Level 8 Systems, Inc., Level 8 Technologies, Inc. and Starquest Ventures, Inc. (incorporated by reference to exhibit
                        10.2 to Level 8's Form 8-K filed June 25, 2002.)

         99.1           Certification of Chief Executive Officer pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         99.2           Certification of Chief Financial Officer pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).



(b)      Reports on Form 8-K

         On June 25, 2002, Level 8 Systems filed a Form 8-K reporting the separation of Paul Rampel, a former executive and current member of the Board, and the sale of certain assets to an affiliate of Mr. Rampel.

         On July 29, 2002, Level 8 Systems filed a Form 8-K reporting notification of failure to maintain the minimum bid requirements of the Nasdaq National Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Level 8 Systems, Inc.
                                .....................



Date: August 14, 2002           /s/ Anthony Pizi
                                ...................................
                                Anthony Pizi
                                President & Chief Executive Officer


Date: August 14, 2002           /s/ John Broderick
                                ...................................
                                John Broderick
                                Chief Financial Officer/Chief Operating Officer

                                                                   Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Level 8 Systems, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony
C. Pizi, Chief Executive Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

              (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ Anthony C. Pizi
----------------------------
Anthony C. Pizi
Chief Executive Officer
August 14, 2002

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Level 8 Systems, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John P. Broderick, Chief Operating and Financial Officer, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/ John P. Broderick
-----------------------------
John P. Broderick
Chief Operating and Financial Officer
August 14, 2002