Form 10-Q
period 2002-11-12
LEVEL 8 SYSTEMS INC
filed 2002-11-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                     11-2920559
---------------------------------------------            ----------------------
(State or other jurisdiction of incorporation              (I.R.S Employer
               or organization)                          Identification Number)


                      8000 Regency Parkway, Cary, NC 27511
               (Address of principal executive offices) (Zip Code)


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

19,022,142 common shares, $.001 par value, were outstanding as of October 29,
2002



                              Level 8 Systems, Inc.
                                      Index

PART I.     Financial Information                                                                              Page
                                                                                                               ----
                                                                                                              Number

                      Item 1.     Financial Statements
                                      Consolidated balance sheets as of  September 30, 2002 (unaudited)
                                      and December 31, 2001                                                      3

                                      Consolidated statements of operations for the three and nine
                                      months ended September 30, 2002 and  2001 (unaudited)                      4

                                      Consolidated statements of cash flows for the nine
                                      months ended September 30, 2002 and 2001 (unaudited)                       5

                                      Consolidated statements of comprehensive loss for the three and nine
                                      months ended September 30, 2002 and 2001 (unaudited)                       6

                                      Notes to consolidated financial statements (unaudited)                     7

                      Item 2.     Management's Discussion and Analysis of Financial Condition and
                                      Results of Operations                                                     16

                      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    24

                      Item 4.     Controls and Procedures                                                       24

PART II.    Other Information                                                                                   24


SIGNATURES                                                                                                      27


         Part I.  Financial Information
                  Item 1.  Financial Statements


                              LEVEL 8 SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                    September 30,         December 31,
                                                                                         2002                 2001
                                                                                  -------------------   ----------------
   ASSETS
   Cash and cash equivalents......................................................         $   295              $   698
   Available-for-sale securities..................................................              --                  155
   Asset held for sale............................................................           1,638               10,948
   Trade accounts receivable, net.................................................             256
                                                                                                                    590
   Receivable from related party..................................................             303                1,045
   Notes receivable...............................................................             511
                                                                                                                  1,977
   Note receivable from related party.............................................               0
                                                                                                                  1,082
   Prepaid expenses and other current assets......................................           1,545
                                                                                                                  2,044
                                                                                  -------------------   ----------------
             Total current assets.................................................           4,548               18,539
   Property and equipment, net....................................................             458                  763
   Software product technology, net...............................................           8,771               15,651
   Note receivable................................................................              --                  500
   Other assets...................................................................             265                  291
                                                                                  -------------------   ----------------
             Total assets.........................................................       $  14,042            $  35,744
                                                                                  ===================   ================
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Short term debt................................................................          $  191             $    245
   Accounts payable...............................................................           3,298                2,768
   Accrued expenses:
     Salaries, wages, and related items...........................................             721                1,070
     Restructuring................................................................             965                  853
        Other.....................................................................           3,746                5,864
   Due to related party...........................................................              --                   56
   Liabilities held for sale......................................................             349                1,295
   Deferred revenue...............................................................             204                2,115
                                                                                  -------------------   ----------------
             Total current liabilities............................................           9,474               14,266
   Long-term debt, net of current maturities......................................           2,512                4,600
   Warrant liability..............................................................             328                2,985
   Commitments and contingencies..................................................
   Stockholders' equity:
     Preferred Stock..............................................................
     Common Stock.................................................................              19                   16
     Additional paid-in-capital...................................................         202,496              196,043
     Accumulated other comprehensive loss.........................................           (980)                (778)
     Accumulated deficit..........................................................       (199,807)            (181,388)
                                                                                  -------------------   ----------------
             Total stockholder's equity...........................................       $   1,728            $  13,893
                                                                                  -------------------   ----------------
             Total liabilities and stockholders' equity...........................       $  14,042            $  35,744
                                                                                  ===================   ================



               The accompanying notes are an integral part of the consolidated financial statements.



                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                       Three Months Ended             Nine Months Ended
                                                                            Sept  30                       Sept 30
                                                                        2002         2001             2002        2001
                                                                   --------------------------    ---------------------------
          Revenue:
            Software                                                      $ 324        $ 686           $  440     $   1,545

            Maintenance............................................          28        2,613              511         9,091
            Services...............................................         471        1,727              949         5,725
                                                                   --------------------------    ---------------------------
                  Total operating revenue..........................         823        5,026            1,900        16,361

          Cost of revenue:
            Software .                                                      841        3,113            6,797         9,429
            Maintenance............................................          11        1,062              149         3,122
            Services...............................................         393        1,909              672         4,787
                                                                   --------------------------    ---------------------------
                  Total cost of revenue............................       1,245        6,084            7,618        17,338

          Gross margin.............................................       (422)      (1,058)          (5,718)         (977)

          Operating expenses:
            Sales and marketing....................................         582        1,973            2,226        10,442
            Research and product development.......................         310        1,511            1,557         4,848
            General and administrative.............................         551        1,574            2,766         8,266
            Amortization of intangible assets......................          --        1,962               --         6,153
            Impairment of intangible assets........................          --       10,898               --        10,898
            (Gain)/Loss on disposal of assets......................        (21)        (341)              317       (1,371)
            Restructuring, net.....................................          --           --            1,300         8,650
                                                                   --------------------------    ---------------------------
                  Total operating expenses.........................       1,422       17,577            8,166        47,886

          Loss from operations.....................................     (1,844)     (18,635)         (13,884)      (48,863)

          Other income (expense):
            Interest income........................................          65          149              115           710
             Unrealized loss on marketable securities...............         --      (3,765)               --       (3,765)
            Interest expense.......................................       (129)      (1,049)            (431)       (3,934)
            Change in fair value of warrant liability..............        (32)           --            2,657            --
            Other income (expense).................................         (8)           12            (182)         (146)
                                                                   --------------------------    ---------------------------
          Loss before provision for income taxes...................     (1,948)     (23,288)         (11,725)      (55,998)

            Income tax provision...................................          --          357            (123)           631
                                                                   --------------------------    ---------------------------

          Loss from continuing operations...........................  $ (1,948)     (23,645)         (11,602)      (56,629)
          Income (loss) from discontinued operations................        484      (1,313)          (6,488)      (29,747)
                                                                   --------------------------    ---------------------------

          Net loss...                                                 $ (1,464)    $(24,958)        $(18,090)    $ (86,376)

          Loss per share from continuing operations.................. $  (0.12)    $  (1.50)        $  (0.64)    $   (3.64)
          Loss per share from discontinued  operations...............       .03       (0.08)           (0.34)        (1.87)
                                                                   --------------------------    ---------------------------
          Net loss per share--basic and diluted.....................   $  (0.09)    $  (1.58)        $  (0.98)    $   (5.51)
                                                                   ==========================    ===========================

          Weighted average common shares outstanding...............      19,022        16,056          18,819        15,916
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


                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                                     Sept 30,
                                                                                               2002             2001
                                                                                          ---------------   --------------
Cash flows from operating activities:
  Net loss   ...........................................................................     $  (18,090)      $  (86,376)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.......................................................           7,372           19,147
    Change in fair value of warrant liability...........................................         (2,657)               --
    Stock compensation expense..........................................................              92            1,045
    Impairment of intangible assets and software product technology.....................              --           10,898
       Unrealized loss on marketable securities.........................................              --            3,765
    Provision for doubtful accounts.....................................................            (91)            3,793
      Accretion of preferred stock......................................................             329               --
    Loss on disposal of assets..........................................................             256               --
    Other    ...........................................................................             138          (1,192)
    Changes in assets and liabilities, net of assets acquired and liabilities assumed:
      Trade accounts receivable and related party receivables...........................           1,022            3,623
           Assets and liabilities held for sale.........................................             108               --
      Due from Liraz....................................................................            (56)               --
      Prepaid expenses and other assets.................................................             224              198
          Discontinued operations                                                                  8,160           32,585
      Accounts payable and accrued expenses.............................................         (1,332)          (1,159)
      Deferred revenue..................................................................         (1,820)            1,437
                                                                                          ---------------   --------------
        Net cash used in operating activities...........................................         (6,782)         (15,110)
Cash flows from investing activities:
    Proceeds from sale of assets                                                                     521            3,086
  Purchases of property and equipment...................................................              --            (174)
  Cash payments secured through notes receivable........................................              --             (80)
  Repayment of note receivable..........................................................           2,021               --
  Investment held for resale............................................................             145               --
  Cash received from sale of line of business assets....................................           1,000               --
    Notes receivable:                                                                                 --              500
                                                                                          ---------------   --------------
        Net cash provided by investing activities.......................................           3,687            3,332
Cash flows from financing activities:
  Proceeds from issuance of common shares, net of issuance costs........................           1,973               --
    Proceeds from issuance of preferred shares..........................................           1,380               --
  Dividends paid for preferred shares...................................................              --          (1,046)
  Payments under capital lease obligations and other liabilities........................              --            (124)
   Borrowings on line of credit.........................................................             179               --
  Repayments of term loans, credit facility and notes payable...........................            (638)          (2,009)
                                                                                          ---------------   --------------
        Net cash provided by (used in) financing activities.............................           2,894          (3,179)
Effect of exchange rate changes on cash.................................................           (202)            (231)
Net decrease in cash and cash equivalents...............................................           (403)         (15,188)
Cash and cash equivalents:
  Beginning of period...................................................................             698           23,856
                                                                                          ---------------   --------------
  End of period.........................................................................        $    295        $   8,668
                                                                                          ===============   ==============


               The accompanying notes are an integral part of the consolidated financial statements.



                              LEVEL 8 SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (unaudited)



                                                             Three Months Ended                  Nine Months Ended
                                                                  Sept 30,                           Sept 30,
                                                             2002           2001              2002          2001
                                                         -------------- --------------   -----------------------------
Net loss.................................................    $ (1,464)     $ (24,958)        $ (18,090)    $ (86,376)

Other comprehensive income, net of tax:
   Foreign currency translation adjustment...............         (10)            101             (202)         (186)
   Unrealized loss on available-for-sale securities......           --             --                --         (353)
   Reclassification of unrealized loss included in income...        --          3,765                --         3,765
                                                         -------------- --------------   -----------------------------
Comprehensive loss                                            $(1,474)     $ (21,092)                 $    $ (83,150)
                                                         ============== ==============   =============================



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

NOTE 2.   LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. For the nine months ended September 30, 2002, the Company continued to incur losses of approximately $18.1 million and had a working capital deficiency of approximately $4.9 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time.

In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with significant customers that have begun the "proof of concept" stage. Additionally, the Company successfully completed a common stock private financing round wherein it raised approximately $3.5 million, of which $1.6 million in new funds was received prior to December 31, 2001. In August 2002, the Company completed a Series C Convertible Redeemable Preferred Stock offering that raised approximately $1.4 million of new funds and converted $200 in debt and payables (see Note 10). Furthermore, management has and is continuing to review the Company's strategic options, such as non-strategic asset sales with third parties. The Company has completed the sale of the Star/SQL and CTRC components of the Messaging and Application Engineering segment and has decided to pursue a sale of the assets in the former Systems Integration segment. The Systems Integration assets have been reclassified as Assets held for Sale on the accompanying consolidated balance sheets. The Company does not intend to sell Cicero. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to increase cash flow, obtain financing or close a sale of non-strategic assets, it may not be able to generate enough capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

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

NOTE 4.    CHANGE IN ACCOUNTING ESTIMATES

Effective July 2002, the Company determined that the estimated asset life of the Cicero technology has been extended as a result of the amended license agreement with Merrill Lynch wherein the exclusive right to modify, commercialize and distribute the technology was extended in perpetuity. Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years. The effect of the change on the current quarter ending September 30, 2002 was to lower software amortization expense from $1,893 to $741.

NOTE 5.   RECENT ACCOUNTING PRONOUNCEMENTS

 In June of 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations". SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company does not believe that adoption of this standard will have an impact on its results of operations and financial position.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146".) This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations and financial conditions.

In January 2002, Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, was issued, and considered whether reimbursements received for "out-of-pocket" expenses incurred would be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff believes that the reimbursements received should be characterized as revenue. The Company has adopted this policy effective January 1, 2002. Reimbursements for "out-of-pocket" expenses of $100 and $196 for the three and nine months ended September 30, 2002, and $176 and $535 for the three and nine months ended September 30, 2001, respectively, have been included in service revenues and service cost of revenues.

NOTE 6.   ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing for goodwill and intangible assets and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. As of January 1, 2002, the Company adopted SFAS 142. However, during 2001 the Company recorded an impairment of all of its goodwill and intangible balances totaling $43.9 million and had no remaining goodwill or intangible balances as of January 1, 2002. Goodwill amortization for the three and nine months ended September 30, 2001 was $2,671 and $9,398. Pro-forma consolidated net loss and net loss per share, as if the provisions of SFAS 142 had been adopted for the three and nine months ended September 30, 2001, would have been $(22,287) and $(1.41), and $(76,978) and $(4.91), respectively.

NOTE 7.  DISPOSITIONS

In June 2002, the Company entered into an Asset Purchase Agreement with Starquest Ventures, Inc., a California company and an affiliate of Paul Rampel, a member of the Company's Board of Directors and a former executive officer. Under the terms of the Asset Purchase Agreement, Level 8 sold its StarSQL and CTRC products and certain fixed assets to Starquest Ventures for $365 and the assumption of certain maintenance liabilities. The Company received $300 in cash, and a note receivable of $65. The loss on sale of the assets was $74. The Company used $150 from the proceeds to repay borrowings from Mr. Rampel. The $65 note was repaid as of September 30, 2002.

In May 2002, the Company received unsolicited offers from several parties including Starquest Ventures for the StarSQL and CTRC products, which the Company identified to be non-strategic to its future operations. As a result of those offers, the Company reviewed and assessed the net realizable value of the software product technology assets associated with StarSQL and CTRC and, based upon this assessment, the Company determined that an additional impairment had occurred in the amount of $1,564 which was recorded as software amortization

NOTE 8.   SOFTWARE PRODUCT TECHNOLOGY AND ASSETS HELD FOR SALE

In 2001, the Company and Amdocs Ltd. ("Amdocs") entered into a multi-year agreement to fund the development of the next generation of Level 8's Geneva Enterprise Integrator ("GEI") and Geneva Business Process Automator ("GBPA") software. The terms of the agreement provided for Amdocs to pay the Company $6.5 million to funding research and development over the next 18 months in exchange for future fully paid and discounted licensing arrangement.

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

Subsequent to its license agreement with Amdocs, the Company has been approached by several investment groups to explore the potential sale of the intellectual property rights to Geneva J2EE, Geneva Enterprise Integrator and Geneva Business Process Automator, which comprise the entire Systems Integration segment. As a result of these unsolicited offers, and the Company's continuing focus on the Desktop Integration segment, the Company reviewed and assessed the net realizable value of the software product technology assets associated with Geneva J2EE, Geneva Enterprise Integrator and Geneva Business Process Automator. Based upon this assessment, the Company determined in June 2002 that an additional impairment had occurred in the amount of $6.4 million, which was recorded as software amortization.

As of September 30, 2002, the Company approved a plan to sell the Geneva Assets. Accordingly, these assets have been reclassified to Assets held for sale on the accompanying consolidated balance sheets and the results of operation from the Systems Integration Segment have been reclassified as Income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented. Operating revenues and net income (loss) before taxes for the Systems Integration Segment were:

                                                        Three Months                      Nine Months
                                                          Sept 30,                          Sept 30,
                                                     2002           2001              2002           2001
                                                   ----------    -----------        ----------    -----------
        Operating revenues......................    $ 880        $ 1,036            $ 3,673      $    5,172
        Net income (loss) before taxes..........    $ 484       $ (1,313)           $(6,488)      $(29,747)


NOTE 9.   RESTRUCTURING

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

In 2001, the Company began an initial operational restructuring to reduce its operating costs and streamline its organizational structure. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services and development and administrative functions. The Company recorded restructuring charges of $8,650 during 2001.

The following table sets forth a summary by category of accrued expenses and cash paid for the nine months ended September 30, 2002:

                                                  Accrued at                                       Accrued at
                                                 December 31,      Additional         Cash          September
                                                     2001            Accrual          Paid          30, 2002
                                                 ------------     ------------    ------------   ------------
Employee termination...........................      $   43           $   396       $ (208)          $  231
Excess office facilities.......................         647               880         (835)             712
 Marketing obligations.........................          53                 0          (53)               0
Other miscellaneous restructuring costs........         110                24         (112)              22
                                                 ------------     ------------    ------------   ------------
Total..........................................     $   853          $  1,300      $(1,208)           $ 965
                                                 ============     ============    ============    ============


NOTE 10.   STOCKHOLDER'S EQUITY

On August 14, 2002, the Company completed a $1.6 million private placement of Series C Convertible Preferred Stock ("Series C Preferred Stock"), convertible at a conversion ratio of $0.38 per share of common stock into an aggregate of 4,184,211 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 1,046,053 shares of common stock at an exercise price of $0.38 per share. As consideration for the $1.6 million private placement, the Company received approximately $1.4 million in cash and allowed certain debt holders to convert approximately $150 of debt and $50 accounts payable to equity. The Chairman and CEO of the Company, Tony Pizi, converted $150,000 of debt owed to Mr. Pizi into shares of Series C Preferred Stock and warrants. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. The Company allocated the proceeds received from the sale of the Series C Preferred Stock and warrants to the preferred stock and the detachable warrants on a relative fair value basis, resulting in the allocation $1,271 to the Series C Preferred Stock and $329 to the detachable warrants. Based on the allocation of the proceeds, the Company determined that the effective conversion price of the Series C Preferred Stock was less than the fair value of the Company's common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $329 based on the difference between the fair market value of the Company's common stock on the closing date of the transaction and the effective conversion price of the Series C Preferred Stock. The beneficial conversion feature was recorded as a discount on the value of the Series C Preferred Stock and an increase in additional paid-in capital. Because the Series C Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.
In connection with the sale of Series C Preferred Stock, the Company agreed with the existing holders of its Series A1 Convertible Preferred Stock (the "Series A1 Preferred Stock") and the Series B1 Convertible Preferred Stock (the "Series B1 Preferred Stock"), in exchange for their waiver of certain anti-dilution provisions, to reprice an aggregate of 1,801,022 warrants to purchase common stock from an exercise price of $1.77 to $0.38. Furthermore, the Company will promptly enter into an Exchange Agreement with such holders providing for the issuance of 11,570 shares of Series A2 Convertible Preferred Stock ("Series A2 Preferred Stock") and 30,000 Series B2 Convertible Preferred Stock ("Series B2 Preferred Stock"), respectively. Series A2 Preferred Stock and Series B2 Preferred Stock are convertible into an aggregate of 1,388,456 and 2,394,063 shares of the Company's common stock at $8.33 and $12.531 per share, respectively. The exchange is being undertaken in consideration of the temporary release of the anti-dilution provisions of the Series A1 Preferred Stockholders and Series B1 Preferred Stockholders.

Following the consummation of the transactions contemplated by the Exchange Agreement, holders of the Series A2 Preferred Stock and Series B2 Preferred Stock will have one vote per share of Series A2 Preferred Stock and Series B2 Preferred Stock, voting on an as-converted basis, subject to certain conversion limitations, together with the common stock and not as a separate class except on certain matters adversely affecting the rights of holders of the Series A2 Preferred Stock and Series B2 Preferred Stock, respectively. The Series A2 Preferred Stock and B2 Preferred Stock may be redeemed at the option of the Company at a redemption price equal to the original purchase price at any time if the closing price of the Company's common stock over 20 consecutive trading days is greater than $16.00 and $25.0625 per share, respectively. The conversion prices of the Series A2 Preferred Stock and Series B2 Preferred Stock are subject to certain anti-dilution provisions, including adjustments in the event of certain sales of common stock at a price of less than $8.33 and $12.531 per share. The Company may issue equity securities representing $5,000,000 in aggregate gross proceeds to the Company without triggering the anti-dilution provisions. As part of the Exchange Agreement and of the waiver of the anti-dilution provisions, the Series A2 holders will be entitled to a maximum of 4,600,000 warrants to purchase common stock. The warrants to be issued shall be the product of 4,600,000, multiplied by the quotient where (x) the numerator is the amount of gross proceeds received by the Company in connection with a financing and (y) the denominator is 5,000,000. Such warrants described above shall be exercisable at the lowest effective per share of common stock price at which the financing was consummated. Moreover, the holders of Series A2 Preferred Stock and Series B2 Preferred Stock shall receive one warrant, on substantially the same terms as the issued warrants, for every warrant issued to a lender in connection with the Company's borrowings. In the event the Company breaches its obligations to issue common stock upon conversion, or the Company's common stock is delisted, dividends will be payable on the Series A2 Preferred Stock and Series B2 Preferred Stock at a rate of 14% per annum.

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

In January 2002, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was valued at $1.50 per share and warrants to purchase additional shares at $2.75 per share were offered. At December 31, 2001, the Company had received bridge financing of $1.6 million, which was convertible to common stock subject to closing conditions. The offering closed on January 16, 2002. The Company sold 2,381,952 shares of common stock for a total of approximately $3,573 and granted 476,396 warrants to purchase the Company's common stock at a price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share. As part of an agreement with Liraz Systems Ltd., the guarantor of the Company's term loan, the Company agreed to use 10% of the proceeds of any financing to reduce the principal on the term loan. Accordingly, the Company utilized $350,000 from its private placement and reduced the principal on the term loan to $2,650,000.

NOTE 11.   INCOME TAXES

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                                 Three months ended           Nine months ended
                                                                     Sept. 30,                    Sept.  30,
                                                                2002           2001           2002         2001
                                                               ----------------------------- ---------------------------
  Net loss.................................................   $  (1,464)    $  (24,958)    $ (18,090)    $ (86,376)
  Preferred stock dividends................................          --          (419)            --       (1,244)
  Accretion of Preferred Stock.............................    $   (329)           --           (329)            --
                                                               ----------------------------- ---------------------------
  Loss available to common stockholders....................   $  (1,793)    $  (25,377)    $ (18,419)    $ (87,620)
                                                               ============================= ===========================

  Basic and diluted loss per share:
     Loss per share from continuing operations.............   $  (0.12)     $   (1.50)     $  (0.64)    $   (3.64)
     Loss per share from discontinued operations...........        .03          (0.08)        (0.34)        (1.87)
                                                               ----------------------------- ---------------------------
     Net loss per share attributable to common stockholders    $ (0.09)      $  (1.58)     $  (0.98)    $   (5.51)
                                                               ============================= ===========================
  Weighted common shares outstanding - basic and diluted....     19,022         16,056        18,819        15,916
                                                               ============================= ===========================


The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                            Sept. 30
                                                       2002           2001
                                                    -----------    -----------
Stock options, common share equivalent                   3,172          3,606
Warrants, common share equivalent                        4,091          2,662
Preferred stock, common share equivalent                 7,967          2,354
                                                    -----------    -----------
                                                        15,230          8,622
                                                    ===========    ===========

NOTE 13.   SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Management makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration Products, and (2) Messaging and Application Engineering Products.

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

Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. During 2002, the Company reported the operations of its Systems Integration segment as discontinued operations and has reallocated the corporate overhead for the Systems Integration segment in 2002 and 2001. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest and other income/(expense), taxes, in-process research and development, restructuring and amortization of goodwill (EBITA).

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

The table below presents information about reported segments for the three and nine months ended September 30, 2002:

                           Desktop Integration             Messaging/Application                  Total
                                                                Engineering
                      ------------------------------     ---------------------------    ---------------------------
                           September 30, 2002                September 30, 2002             September 30, 2002
                            Three           Nine            Three          Nine           Three           Nine
                            months          months          months         months         months          months
                            ended           ended           ended          ended          ended           ended
                          -----------     -----------      -----------    -----------    -----------     -----------
Total revenue                $   690        $  1,066           $  133        $   834          $ 823       $   1,900

Total cost of revenue
                               1,215           5,706               30          1,912          1,245           7,618
                          -----------     -----------      -----------    -----------    -----------     -----------
Gross profit/(loss)
                               (525)         (4,640)              103        (1,078)          (422)         (5,718)
Total operating
  expenses (A)                 1,363           6,316               80            233          1,443           6,549
                          -----------     -----------      -----------    -----------    -----------     -----------

               EBITA (A)   $ (1,888)       $(10,956)           $   23      $ (1,311)       $(1,865)      $ (12,267)
                          ===========     ===========      ===========    ===========    ===========     ===========
(A) See reconciliation below



The table below presents information about reported segments for the three and nine months ended September 30, 2001:

                             Desktop Integration           Messaging/Application                 Total
                                                                Engineering
                         ----------------------------    --------------------------    --------------------------
                               September 30, 2001             September 30, 2001            September 30, 2001
                              Three          Nine           Three          Nine          Three           Nine
                              months         months         months         months        months          months
                              ended          ended          ended          ended         ended           ended
                            -----------    -----------     ----------    -----------    ----------     ------------
Total revenue                   $   53         $  132        $ 4,973     $   16,229       $ 5,026         $ 16,361

Total cost of revenue
                                 2,247          7,248          3,837         10,090         6,084           17,338
                            -----------    -----------     ----------    -----------    ----------     ------------
Gross profit/(loss)
                               (2,194)        (7,116)          1,136          6,139       (1,058)            (977)

Total operating
  expenses (A)                   2,830         16,648          2,228          6,908         5,058           23,556
                            -----------    -----------     ----------    -----------    ----------     ------------

    EBITA (A)                 $(5,024)      $ (23,764)     $ (1,092)        $ (769)     $ (6,116)        $(24,533)
                            ===========    ===========     ==========    ===========    ==========     ============


(A) See reconciliation below

A reconciliation of total segment operating expenses to total operating expenses for the quarters ended September 30:

                                                  Three Months Ended                      Nine Months Ended
                                                     September 30                            September 30
                                            --------------------------------       ---------------------------------
                                                 2002              2001                2002               2001
                                             --------------    -------------       -------------     ---------------
Total segment operating expenses                 $   1,443         $  5,058            $  6,549          $   23,556
Amortization of intangible assets                        0            1,962                   0               6,153
Restructuring                                            0                0               1,300               8,650
Impairment of intangible assets                          0           10,898                   0              10,898
(Gain)/loss on disposal of assets                     (21)            (341)                 317             (1,371)
                                             --------------    -------------       -------------     ---------------
Total operating expenses                         $   1,422        $  17,577            $  8,166          $   47,886
                                             ==============    =============       =============     ===============


A reconciliation of total segment EBITA to loss before provision for income taxes for the quarters ended September 30:

                                                  Three Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                            --------------------------------       ---------------------------------
                                                 2002              2001                2002               2001
                                             --------------    -------------       -------------      --------------
Total EBITA                                     $  (1,865)        $ (6,116)          $(12,267)          $  (24,533)
Amortization of intangible assets                       --          (1,962)                 --              (6,153)
Restructuring and Impairment of
  intangible assets                                     --         (10,898)             (1,300)            (19,548)
Change in fair value of derivative                    (32)              --               2,657                   --
Gain/(loss) on disposal of assets                       21             341
                                                                                          (317)               1,371
Unrealized loss on marketable securities                --          (3,765)                  --             (3,765)
Interest and other income/(expense), net              (72)            (888)               (498)             (3,370)
                                             --------------    -------------       -------------     ---------------
Total loss before income taxes                   $ (1,948)       $ (23,288)          $ (11,725)         $  (55,998)
                                             ==============    =============       =============     ===============


The following table presents a summary of assets by segment:

                                             --------------- -- -----------------
                                             September 30,        December 31,
                                                  2002                2001
                                             ---------------    -----------------
Desktop Integration                                $  9,149          $    14,045
Messaging/Application Engineering                        80                2,369
                                             ---------------    -----------------
Total assets                                       $  9,229           $   16,414
                                             ===============    =================


NOTE 14.  CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business. On September 30, 2002, an action was brought against the Company in the United States District Court for the District of Colorado by Access International Financial Services, Inc claiming the Company had breached a contract. The plaintiff seeks damages of approximately $660. The Company will vigorously defend against this action and has reserved $210 as a liability in this case.

NOTE 15.  SUBSEQUENT EVENTS

On October 25, 2002, the Company effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock ("Series A2 Preferred Stock") and Series B2 Convertible Redeemable Preferred Stock ("Series B2 Preferred Stock") and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock ("Series A3 Preferred Stock") and Series B3 Convertible Redeemable Preferred Stock ("Series B3 Preferred Stock") and related warrants. This exchange was made to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.333 and $12.531, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company's Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company's Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its common stock.

Under the terms of the agreement, the Company is authorized to issue equity securities in a single or series of financing transactions representing aggregate gross proceeds to the Company of approximately $5.0 million, or up to an aggregate 17.5 million shares of common stock, without triggering the price-protection anti-dilution provisions in the Series A3 Preferred Stock and B3 Preferred Stock and related warrants. In exchange for the waiver of these price-protection anti-dilution provisions, the Company repriced the warrants as described above and have agreed to issue on a pro rata basis up to 4.6 million warrants to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock at such time and from time to time as the Company closes subsequent financing transactions up to the $5.0 million issuance cap or the 17.5 million share issuance cap. As a result of the Series C Preferred Stock financing which represented approximately $1.6 million of the Company's $5.0 million in allowable equity issuances, the Company is obligated to issue an aggregate of 1,451,352 warrants at an exercise price of $0.40 per share to the existing

Preferred Stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing Preferred Stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company's subsequent financing or loan transaction or $0.40, whichever is greater.

In connection with the required issuances to the holders of the Series A3 Preferred Stock and Series B3 Preferred Stock, all new issuances of warrants are subject to the Company getting stockholder approval for an increase in the number of shares that it is authorized to issue. If the Company's stockholders do not approve an increase in the authorized shares or a reverse split to increase the available authorized shares, for any reason, the Company will be obligated to make dividend payments to such holders at 14% per annum.

Also in October 2002, the Company entered into an assignment agreement with a consortium that included two members of the current Board of Directors and the Chief Executive Officer along with another independent party wherein the Company agreed to assign its rights title and interest in a Note Receivable from Profit Key Acquisition LLC. Under the terms of the agreement, the Company assigned its right to a $500 Note plus accrued interest due March 31, 2003 in exchange for $400 in cash.

The Company continues to close non-productive facilities and reduce underutilized infrastructure. The Company recently filed for voluntary liquidation of its French subsidiary after dismissing all employees. The Company plans to pursue similar action with respect to the Italian and UK subsidiaries.

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

RISK ASSESSMENT

Going Concern Risk

The Company has incurred a loss of $105 million and has experienced negative cash flows from operations for the year ended December 31, 2001. For the nine months ended September 30, 2002, the Company incurred an additional loss of $18.1 and has a working capital deficiency of approximately $4.9 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with significant customers that have begun the "proof of concept" stage. Additionally, the Company successfully completed a private financing round wherein it raised approximately $3.5 million, of which $1.6 million of the funds were received prior to December 31, 2001. In August 2002, the Company has completed a Series C Convertible Redeemable Preferred Stock offering that raised approximately $1.4 million of new funds. Furthermore, management has and is continuing to review the Company's strategic options, such as non-strategic asset sales with third parties. The Company has completed the sale of the StarSQL and CTRC components of the Messaging and Application Engineering segment and has agreed to pursue the sale of the assets in the former Systems Integration segment. The Company does not intend to sell Cicero. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to increase cash flow, obtain financing or close a sale of non-strategic assets, it may not be able to generate enough capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. The Systems Integration assets have been reclassified as assets held for sale in the accompanying consolidated Balance Sheet.

Nasdaq National Market Delisting

The Company's common stock is currently traded on the Nasdaq National Market. For continued listing, the Nasdaq National Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share and that the issuer maintain stockholder's equity of at least $10,000,000. As of June 30, 2002, the Company reported stockholder's equity of $1,611,000. Consequently, Nasdaq notified the Company that it had failed to maintain the stockholder's equity continued listing requirement for the National Market, and that it would commence procedures to delist the Company's securities from the Nasdaq National Market unless the Company can show that it has a plan to regain compliance with the stockholder's equity requirement by September 5, 2002. On September 5, 2002, the Company applied for transfer to the Nasdaq SmallCap Market. The stockholder's equity requirement for continued listing on the SmallCap Market is $2,500,000. The Company believed that it qualified for listing on the SmallCap Market in part because the closing of the sale of Series C Preferred Stock on August 14, 2002. On October 4, 2002, Nasdaq notified the Company that it was denying the Company's application to transfer to the SmallCap Market and was commencing delisting procedures from the Nasdaq National Market. The Company has appealed the Nasdaq Staff Determination and needs to show, as part of its definitive plan of compliance, a definitive plan to get the trading price of our Common Stock over $1.00 to show compliance with the minimum bid price requirements of both the Nasdaq National Market and the Nasdaq SmallCap Market. Our appeal has stayed the delisting process and our hearing before a Nasdaq Review Panel is scheduled for November 14, 2002. Accordingly, delisting from the National Market may occur in late November or early December if the Company's appeal is rejected.

If Nasdaq grants the Company's appeal of the denial of its application to transfer to the SmallCap Market, the Company should receive the benefit of the SmallCap Market's 180-day period to regain compliance with the minimum bid price requirement of $1.00. If, at anytime before January 13, 2003, the bid price of the company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will regain compliance with the continued listing requirements. If the Company is unable to cure the minimum bid price deficiency or if its falls below the $2,500,000 stockholder's equity continued listing standard, it may be delisted from the Nasdaq SmallCap Market.

If the Company is delisted from the National Market and/or the SmallCap Market, the Company's common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company's common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq National or SmallCap Markets, or delisting from the Nasdaq National or SmallCap Markets may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing. Furthermore, a failure to be listed on the Nasdaq National Market or the SmallCap Market will obligate the Company to make dividend payments to the holders of its Series A3 Preferred Stock and Series B3 Preferred Stock at 14% per annum.


Business Strategy

Management makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration Products, and (2) Messaging and Application Engineering Products. The Company had also segregated its business into a Systems Integration segment, however; recently the Company has made a decision to sell the assets that comprise the Systems Integration segment. Accordingly, these assets have been reclassified to Assets held for sale on the accompanying consolidated balance sheets and removed from the segment analysis.

The principal product in the Desktop Integration segment is Cicero. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications.

The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker, Geneva Message Queuing, and Geneva XIPC. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. Geneva Message Queuing is an enterprise connectivity product for Microsoft and non-Microsoft applications. The primary use is for transactional, once and only once connectivity of Window-based Web applications to back-office information resources like mainframes and other legacy systems. Geneva XIPC provides similar delivery of information between applications. While Geneva Message Queuing is based around a Microsoft standard, Geneva XIPC is for use with Linux and other brands of UNIX operating systems.

Prior to the sale of the Geneva AppBuilder, CTRC and StarSQL products as discussed below, the Messaging and Application Engineering segment also included these products. Geneva AppBuilder is a set of application engineering tools that assists customers in developing, adapting and managing enterprise-wide computer applications for the Internet/intranets and client/server networks. During 2001, the Company sold the Geneva AppBuilder product along with all receivables, unbilled and deferred revenues as well as all maintenance contracts. The Geneva AppBuilder product accounted for approximately 79% of total year 2001 revenue within the Messaging and Application Engineering segment and approximately 59% of total year 2001 revenue for all segments. While future revenues will be negatively impacted by the sale of Geneva AppBuilder, the associated costs of doing business will be positively impacted by the overall reduction in operating costs.

In early 2001, the Company entered into an exclusive distribution agreement with a certain software distributor for the StarSQL products. During the third quarter of 2001, the distributor returned the StarSQL products back to Level 8 under the assumption that their legal obligation was satisfied. The Company provided an allowance for the receivable, pursued collection for the reseller's outstanding obligations and eventually settled the dispute. At the same time, the Company had begun to re-enlist StarSQL customers under maintenance contracts directly with the Company. Also during 2001, the Company was notified by one of its resellers that it would no longer engage in resales of the Company's CTRC products acquired from StarQuest. This reseller accounted for substantially all of the product sales. In May 2002, the Company received an unsolicited offer to purchase the StarSQL and CTRC products. As a result, the Company reviewed and assessed the net realizable value of the software product technology assets associated with StarSQL and CTRC based on the potential sale to a third party. Based upon this review and assessment, the Company determined that an additional impairment had occurred in the amount of $1,564, which was recorded as software amortization. In June 2002, the Company completed the sale of the StarSQL and CTRC products to Starquest Ventures, Inc., a California company and an affiliate of Paul Rampel, a member of the Level 8 Board of Directors and a former executive officer of Level 8. See Note 6 for further discussion.

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

Subsequent to its license agreement with Amdocs, the Company was approached by several prospective buyers to explore the potential sale of the intellectual property rights to Geneva J2EE, Geneva Enterprise Integrator, and Geneva Business Process Automator. As a result of these unsolicited offers, and the Company's continuing focus on the Desktop Integration segment, the Company reviewed and assessed the net realizable value of the software product technology assets associated with Geneva J2EE, Geneva Enterprise Integrator and Geneva Business Process Automator. Based upon this assessment, the Company determined that an additional impairment had occurred in the amount of $6,500, which was recorded as software amortization. In September 2002, the Company approved a plan to sell the remaining assets of the System Integration segment. Accordingly, the Company has reclassified these assets on its September 30, 2002 and December 31, 2001 consolidated balance sheets and has segregated the results of operations as Income or loss from discontinued operations on its consolidated statement of operations for all periods presented.

Results of Operations

The table below presents information about reported segments for the three and nine months ended September 30, 2002:

                           Desktop Integration             Messaging/Application                  Total
                                                                Engineering
                      ------------------------------     ---------------------------    ---------------------------
                              September 30, 2002              September 30, 2002             September 30, 2002
                            Three           Nine            Three          Nine           Three           Nine
                            months          months          months         months         months          months
                            ended           ended           ended          ended          ended           ended
                          -----------     -----------      -----------    -----------    -----------     -----------
Total revenue                $   690        $  1,066          $  133        $   834          $ 823         $  1,900

Total cost of revenue
                               1,215           5,706               31          1,912          1,245           7,618
                          -----------     -----------      -----------    -----------    -----------     -----------
Gross profit/(loss)
                               (525)         (4,640)              103        (1,078)          (422)         (5,718)
Total operating
   expenses                    1,363           6,316               80            233          1,443           6,549
                          -----------     -----------      -----------    -----------    -----------     -----------

EBITA                      $ (1,888)       $(10,956)           $   23      $ (1,311)       $(1,865)      $ (12,267)
                          ===========     ===========      ===========    ===========    ===========     ===========



The table below presents information about reported segments for the three and nine months ended September 30, 2001:


                           Desktop Integration             Messaging/Application                  Total
                                                                Engineering
                         ------------------------------    --------------------------    ---------------------------
                           September 30, 2001                September 30, 2001             September 30, 2001
                           Three           Nine            Three           Nine           Three           Nine
                           months          months          months          months         months          months
                           ended           ended           ended           ended          ended           ended
                          -----------     -----------      -----------    -----------    -----------     -----------
Total Revenue                 $   53          $  132          $ 4,973      $  16,229        $ 5,026        $ 16,361

Total cost of revenue
                               2,247           7,248            3,837         10,090          6,084          17,338
                          -----------     -----------      -----------    -----------    -----------     -----------
Gross profit/(loss)
                             (2,194)         (7,116)            1,136          6,139        (1,058)           (977)

Total operating
   expenses                    2,830          16,648            2,228          6,908          5,058          23,556
                          -----------     -----------      -----------    -----------    -----------     -----------

 EBITA                      $(5,024)     $   (23,764)       $ (1,092)        $ (769)      $ (6,116)      $ (24,533)
                          ===========     ===========      ===========    ===========    ===========     ===========


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

Total revenues decreased 83.6% for the quarter ended September 30, 2002 from the same period in 2001 and 88.4% for the nine months ended September 30, 2002 as compared to the same period of the previous year. The significant decrease in revenues is primarily the result of the sale of substantially all of the Messaging and Application Development products at the start of the fourth quarter in 2001. Revenues in the Messaging and Application Engineering segment in the third quarter of 2002 were approximately $133 as compared to $4,973 of revenues in the same period of 2001. For the nine months ended September 30, 2002, revenues for the Messaging and Application Engineering segment amounted to $834as compared to $16,229 for the same period in 2001. Revenues in the Desktop Integration segment amounted to approximately $690 for the three months ended September 30, 2002 as compared to $53 in the same period of the previous year. Revenues for the nine months ended September 30, 2002 amounted to $1,066 as compared to $132 for the same period in 2001. The Company anticipates that this segment will continue to grow exponentially. Gross profit margins were (51.3)% for the quarter ended September 30, 2002 and (21.1%) for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, gross profit margins were (300.9)% as compared to (6.0%) in the same period in 2001. The negative gross profit margins reflect the additional software amortization charges for the StarSQL, CTRC products. See Notes 6 and 7 for further discussion.

Software Products. Software product revenue decreased approximately 52.8% in the quarter ended September 30, 2002 from the same period in 2001 and reflects the impact of the sale of the messaging products at the end of Q3 2001. For the nine months ended September 30, 2002, software product revenues decreased approximately 71.5%.

The gross margin on software products was (159.6)% and (353.8)% for the quarter ended September 30, 2002 and 2001, respectively. Gross margin for the Quarter ended September 30, 2002 reflects the amortization of acquired software not offset by revenues. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a less extent, production and distribution costs. As noted in Note 4, during the quarter ended September 30, 2002, the Company revised its estimate of the asset life of the Cicero technology from 3 years to 5 years. This change reduced the quarterly amortization charge from $1,893 to $741.

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

Maintenance. Maintenance revenue for the quarter ended September 30, 2002 decreased by approximately 98.9% or $2,585 as compared to the similar quarter for 2001. For the nine months ended September 30, 2002, maintenance revenue decreased by approximately 94.4% or $8,580 as compared to the same period of 2001. The decline in overall maintenance revenues is primarily due to the sale of the majority of the Messaging and Application Engineering products at the beginning of the fourth quarter of 2001 and in the second quarter of 2002.

The Desktop Integration segment accounted for approximately 43.0% of total maintenance revenue for the quarter. The Messaging and Application Engineering segment accounted for approximately 57% of total maintenance revenues.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance products for the quarter ended September 30, 2002 amounted to 60.7%, however, the dollar amount recognized is immaterial. By comparison, gross margin on maintenance for the three months ended September 30, 2001 amounted to 59.4%. For the nine months ended September 30, 2002, maintenance gross margins were 70.8% as compared to 65.7% in the same period of the previous year.

The Desktop Integration segment had a negative gross margin for the nine months ended September 30, 2002 as future sales of the Cicero product are subject to favorable proofs-of-concepts at several large installations. The Messaging and Application Engineering segment had a gross margin of approximately 35.2% for the quarter and 97.9% for the year to date period.

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment. The majority of the products comprising the Messaging and Application Engineering segment have been sold and thus future revenues will be significantly lower as will the cost of maintenance associated with this segment. The cost of maintenance should increase slightly for the Desktop Integration segment.

Services. Services revenue for the quarter ended and nine months ended September 30, 2002 decreased approximately 72.7% and 83.4%, respectively, from comparable periods in 2001. The overall decline in service revenues reflects the reduced headcounts resulting from the Company's restructuring plan that occurred in the early part of 2001 as well as the impact of the sale of the Geneva AppBuilder product to BluePhoenix Solutions in October 2001. In that transaction, approximately 20 consultants were transferred as part of the overall transaction.

The Desktop Integration segment accounted for approximately 87.0% of the service revenues for the quarter ended September 30, 2002, which reflects the deployment of the Cicero application at several customers under paid pilot programs. The Messaging and Application Engineering segment accounted for approximately 13.0% of service revenue. The Desktop Integration segment accounted for 76.5% of service revenues and the Messaging and Application Engineering segment accounted for 23.5% of service revenues for the nine months ended September 30, 2002.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were 16.6% for the quarter ended September 30, 2002 as compared to (10.5%) for the same period in 2001. For the nine months ended September 30, 2002, services gross margins were 29.2% compared to 16.4% in the same period of the previous year.

Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues will decrease dramatically as the majority of the relevant products have been sold.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the quarter ended September 30, 2002 decreased by 70.5% or approximately $1,391 from a comparable period in 2001 due to a reduction in the Company's sales and marketing workforce, as well as decreased promotional activities. For the nine months ended September 30, 2002, sales and marketing expenses decreased by 78.7% or $8,216.

Sales and marketing expenses are expected to remain fairly constant now that the Company's restructuring efforts are complete. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 79.5% or approximately $1,201 in the period ending September 30, 2002 as compared to the same period in 2001. For the nine months ended September 30, 2002 research and development expenses decreased by approximately 67.9% or $3,291 over the same period of the previous year. The decrease in costs in 2002 reflects the restructuring efforts completed during the first two quarters of 2001.

The Company anticipates that research and development expenses will decrease slightly over the next few quarters as the Company has further reduced its research and development headcount. Level 8 intends to continue to invest in research and development on its Cicero product while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended September 30, 2002 decreased by 65.0% or $1,023 over the same period in the prior year and primarily influenced by the recovery of approximately $200 of bad debts. For the nine months ended September 30, 2002, general and administrative expenses decreased by 66.5% or $5,500 over the same period in the previous year. The decrease is primarily attributable to the Company's provision for doubtful accounts (approximately $3.8 million) relating to a bankruptcy filing from one customer and the overall restructuring plan that was affected on the Company's operations in 2001.

General and administrative expenses are expected to increase slightly going forward as the Company would expect continuing recoveries of previously recorded bad debts.

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

As part of the overall restructuring movement, the Company has closed its Paris, France offices and is in the process of closing down the Milan, Italy and Uxbridge, United Kingdom offices.

In 2001, the Company began an initial operational restructuring to reduce its operating costs and streamline its organizational structure. This operational restructuring involves the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services and development and administrative functions. The Company recorded restructuring charges of $8,650 during 2001.

The following table sets forth a summary by category of accrued expenses and cash paid for the nine months ended September 30, 2002:

                                                  Accrued at                                       Accrued at
                                                  December 31,      Additional       Cash          September
                                                  2001              Accrual          Paid          30, 2002
                                                 ------------     ------------    ------------    ------------
Employee termination                                $    43           $   396       $ (208)          $  231
Excess office facilities........................        647               880         (835)             712
Marketing obligations...........................         53                 0          (53)               0
Other miscellaneous restructuring costs.........        110                24         (112)              22
                                                 ------------     ------------    ------------    ------------
Total...........................................    $   853          $  1,300       $ 1,208           $ 965
                                                 ============     ============    ============    ============

The Company believes the accrued restructuring cost of $965 at September 30, 2002 represents its remaining cash obligations for the restructuring charges included above.

Impairment of Intangible Assets. During the third quarter of 2001, the Company was notified by one of its resellers that they would no longer engage in re-sales of the Company's CTRC product sales. As a result, the Company performed an assessment of the recoverability of those related long-lived assets in accordance with SFAS 121. The results of the Company's analysis of undiscounted cash flows indicated that an impairment had occurred with regard to the intangible assets related to the CTRC products. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated the carrying value of the tangible assets exceeded their fair market values. The Company has reduced the carrying value by this amount by approximately $10,989 as of September 30, 2001 of which $3,070 was recorded in cost of software revenue as a write-down of software product technology.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of September 30, 2002 has been determined using valuation techniques consistent with the valuation performed as of December 31, 2001 and recorded as a warrant liability. As a result of the valuation, the Company has recorded a change in the fair value of the warrant liability of ($32) and $2,657 for the quarter ended and nine months ended September 30, 2002.

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

EBITA. EBITA represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. EBITA for the three months and nine months ended September 30, 2002 was ($1.9) million and ($12.3) million as compared to ($6.1) million and ($24.5) for the same periods of the previous year. The decrease in the loss before income taxes, interest and other income and expense, amortization of goodwill, restructuring charges, gain or loss on sale of assets and impairment charges is primarily attributable to the reduced operations of the Company as a result of the significant restructuring of operations conducted in 2001.

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

Liquidity and Capital Resources

Operating and Investing Activities

The Company used $403 of cash for the nine months ended September 30, 2002.

Operating activities utilized approximately $6.8 million of cash, which is primarily comprised of the loss from operations of $18.1 million, offset by non-cash charges for depreciation and amortization $7.4 million and a non-cash adjustment to the fair value of a warrant liability in the amount of $2.7 million. In addition, the Company had a reduction in accounts receivable of $1.0 million and net assets held for sale of $8.2 million and used approximately $1.3 million in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities and a reduction in its deferred liabilities of $1.8 million. The reduction in accounts receivable is the result of the reduction in overall revenues resulting from the sale of substantially all of the Messaging and Application Engineering products.

The Company generated approximately $3.7 million in cash from investing activities, which is comprised of approximately $1.0 million in final proceeds from the sale of the Geneva AppBuilder assets, approximately $2.0 million from the collection of Notes Receivable and approximately $500 from the sale of assets.

The Company generated approximately $2.9 million of cash during the first nine months for financing activities from the proceeds of two investment rounds. In January, the Company closed on an additional round of investment from several new investors (approximately $3.5 million) offset by approximately $1.6 million that was received prior to the end of the year from the same investor group. In addition, in August 2002, the Company completed a Series C Convertible Redeemable Preferred Stock offering wherein it raised an additional $1.4 million of cash. As part of its agreement with Liraz as the guarantor on the outstanding bank loan, the Company used approximately 10% of the proceeds ($638) from its financings and asset sales to pay down the principal on the loan.

By comparison, in 2001, the Company used approximately $15.2 million in cash during the first nine months.

Net cash used in operations during the first nine months of 2001 was approximately $13.6 million, which is primarily comprised of the net loss for the period of $86.4 million and approximately $2.4 million for fulfillment of vendor obligations, offset by non-cash charges for depreciation and amortization of approximately $23.9 million, an impairment of assets of approximately $32.7 million, a provision for doubtful accounts of approximately $3.7 million, an unrealized loss on marketable securities of $3.8 million and a $9.5 million reduction in accounts receivable.

Net cash generated from investing activities during 2001 was $1.6 million, which consisted of approximately $3.0 million, which represented the proceeds from the sale of assets offset by capitalization of product software in the amount of $1.5 million

Net cash used in financing activities for the first nine months of 2001 amounted to $3.2 million which includes a reduction of the Company's outstanding bank indebtedness (approximately $2.0 million) as well as dividends paid to preferred shareholders during the period (approximately $1.0 million.)

Financing Activities

The Company funded its cash needs during the nine months ended September 30, 2002 with cash on hand from December 31, 2001, with cash from operations and with the cash realized from the private placement, which closed in January 2002 and from the proceeds of the Series C Convertible Redeemable Preferred Stock offering in August 2002.

The Company has a $2,512 term loan bearing interest at LIBOR plus 1% (approximately 2.97% at September 30, 2002), interest on which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz, the Company's principal shareholder. The loan matures on November 15, 2003.

The Company is attempting to secure a revolving credit facility and on an interim basis has pledged certain accounts receivable from time to time against promissory notes as a means to provide liquidity.

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

On August 14, 2002, the Company completed a $1.6 million private placement of Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"), convertible at a conversion ratio of $0.38 per share of common stock into an aggregate of 4,184,211 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 1,046,053 shares of common stock at an exercise price of $0.38 per share. As consideration for the $1.6 million private placement, the Company received approximately $1.4 million in cash and allowed certain debt holders to convert approximately $200 of debt to equity. The Chairman and CEO of the Company, Tony Pizi, converted $150,000 of debt owed to Mr. Pizi into shares of Series C Preferred Stock and warrants. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. The Company plans to use the funds to support working capital needs

Risk Assessments

See a discussion of risk assessments under Item 2 Management Discussion and Analysis

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Approximately 36% of the Company's 2002 revenues were generated by sales outside the United States. The Company is exposed to risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and is subject to transaction gains and losses, which are recorded as a component in determining net income. Additionally, the assets and liabilities of the Company's non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of accumulated other comprehensive income or loss in shareholders' equity. The Company no longer hedges foreign currency transactions and balances.

Item 4.  Controls and Procedures

    (a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures are effective.

      (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Part II.  Other Information

Item 1.  Legal Proceedings

         From time to time, the Company is a party to routine litigation incidental to its business. On September 30, 2002, an action was brought against the Company in the United States District Court for the District of Colorado by Access International Financial Services, Inc claiming the Company had breached a contract. The plaintiff seeks damages of approximately $660. The Company will vigorously defend against this action and has reserved $210 as a liability in this case.

Item 2.  Changes in Securities

         On August 14, 2002, the Company completed a $1.6 million private placement of Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"), convertible at a conversion ratio of $0.38 per share of common stock into an aggregate of 4,184,211 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 1,046,053 shares of common stock at an exercise price of $0.38 per share. As consideration for the $1.6 million private placement, the Company received approximately $1.4 million in cash and allowed certain debt holders to convert approximately $200,000 of debt to equity. The Chairman and CEO of the Company, Tony Pizi, converted $150,000 of debt owed to Mr. Pizi into shares of Series C Preferred Stock and warrants. Both existing and new investors participated in the financing. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

         On August 29, 2002, the Company entered into an exchange agreement with its existing preferred shareholders. Under the terms of the agreement, the holders of the Series A1 and Series B1 4% convertible redeemable preferred stock and related common stock warrants received an equal number of preferred shares of the new Series A2 and Series B2 convertible redeemable preferred stock and related warrants. The conversion price of both the Series A1 and Series B1 preferred stock remained the same. The exercise price for the warrants received in the exchange was reduced to $0.38 per share. A total of 1,801,022 warrants were exchanged. The shares issued pursuant to the exchange agreement were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 for an exchange by an issuer with its exiting security holders.

         Subsequent to the end of the quarter, on October 25, 2002, the Company effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock ("Series A2 Preferred Stock") and Series B2 Convertible Redeemable Preferred Stock ("Series B2 Preferred Stock") and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock ("Series A3 Preferred Stock") and Series B3 Convertible Redeemable Preferred Stock ("Series B3 Preferred Stock") and related warrants. This exchange was made to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.333 and $12.531, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company's Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company's Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its common stock. The shares issued pursuant to the exchange agreement were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 for an exchange by an issuer with its exiting security holders.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

        Exhibit
        No.        Description
        ------     -----------

          3.1 Certificate of Designation relating to the Company's Series A3 Convertible Redeemable Preferred Stock (filed herewith).

          3.2 Certificate of Designation relating to the Company's Series B2 Convertible Redeemable Preferred Stock (filed herewith).

          10.1 First Amendment to Exchange Agreement dated as of October 25, 2002 among the Company and the investors named on the signature pages thereof (filed herewith).

          10.2 Form of Series A3 Warrant issued on October 25, 2002 in exchange for Series A2 Warrants originally issued August 29, 2002 (filed herewith).

          10.3 Form of Series B3 Warrant issued on October 25, 2002 in exchange for Series B2 Warrants originally issued August 29, 2002 (filed herewith).

          10.4 Amendment to Registration Rights Agreement dated as of October 25, 2002 among the Company and the investors named on the signature pages thereof (filed herewith).

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


(b) Reports on Form 8-K

         On August 27, 2002, Level 8 Systems filed a Form 8-K reporting the closing of the sale of the Series C Preferred Stock and related warrants.

         On August 30, 2002, Level 8 Systems filed a Form 8-K reporting the exchange of Series A2 Preferred Stock and new warrants and Series B2 Preferred Stock and new warrants for Series A1 Preferred Stock and old warrants and Series B1 Preferred Stock and old warrants.

         On September 13, 2002, Level 8 Systems filed a Form 8-K reporting a pro forma balance sheet in response to NASDAQ's request in connection with the Company's application for transfer to The NASDAQ SmallCap Market.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Level 8 Systems, Inc.


                                            /s/ Anthony Pizi
Date: November 14, 2002                    ....................................
                                            Anthony Pizi
                                            President & Chief Executive Officer

                                            /s/ John Broderick
Date: November 14, 2002                    ....................................
                                            John Broderick
                                            Chief Financial Officer/Chief
                                            Operating Officer

         I, Anthony C. Pizi, certify that:

1.            I have reviewed this quarterly report on Form 10-Q of Level 8
              Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Anthony C. Pizi
----------------------------
Anthony C. Pizi
Chief Executive Officer

     I, John P. Broderick, certify that:

1.            I have reviewed this quarterly report on Form 10-Q of Level 8
              Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John P. Broderick
-----------------------------
John P. Broderick
Chief Operating and Financial Officer