Form 10-K
period 2002-12-31
LEVEL 8 SYSTEMS INC
filed 2003-03-31
CIK 945384

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002.

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

           214 CARNEGIE CENTER, SUITE 303, PRINCETON, NEW JERSEY 08540 (Address of principal executive offices, including Zip Code)

                                 (609) 987-9001
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

                 Securities registered pursuant to Section 12(g)
                   of the Act: COMMON STOCK, $.001 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of June 28, 2002 was approximately $9,130,600.

                              LEVEL 8 SYSTEMS, INC.

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2002

Item                                                                                              Page
Number                                                                                           Number
------                                                                                           ------
                                                  PART I
1.              Business                                                                           1
2.              Properties                                                                         11
3.              Legal Proceedings                                                                  12
4.              Submission of Matters to a Vote of Security Holders                                12

                                                 PART II
5.              Market for Level 8 Common Stock and Related Shareholder Matters                    13
6.              Selected Financial Data                                                            13
7.              Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                      15
7A.             Quantitative and Qualitative Disclosures About Market Risk                         29
8.              Financial Statements and Supplementary Data                                        29
9.              Changes in Accountants                                                             29

                                                 PART III
10.             Directors and Executive Officers of Level 8                                        30
11.             Executive Compensation                                                             32
12.             Security Ownership of Certain Beneficial Owners and Management                     36
13.             Certain Relationships and Related Transactions                                     37
14.             Controls and Procedures                                                            39

                                                 PART IV
15.             Index Exhibits, Financial Statement Schedules, and Reports on Form 8-K             40

SIGNATURES                                                                                         44
CERTIFICATIONS                                                                                     45
INDEX TO FINANCIAL STATEMENTS                                                                     F-1
INDEX TO EXHIBITS                                                                                 E-1

PART I

ITEM 1: BUSINESS

                                    BUSINESS

OVERVIEW

     Level 8 Systems, Inc (the "Company" or "Level 8") provides next generation application integration products and services that are based on open technology standards, and are licensed to a wide range of customers. Level 8 helps organizations leverage their extensive system and business process investments, increase operational efficiencies, reduce costs and strengthen valued customer relationships by uniting disparate applications, systems, information and business processes.

     The company's focus is on the emerging desktop integration market with our Cicero(R) product. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates systems and applications that would not otherwise work together. Cicero offers a proven, innovative departure from traditional, costly and labor-intensive approaches to application integration that enables clients to transform applications, business processes and human expertise into a seamless, cost effective business solution that provides a cohesive, task-oriented and role-centric interface that works the way people think.

     By using Cicero, companies can decrease their customer management costs, increase their customer service level and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on their information technology investments. In addition, Cicero enables organizations to reduce the business risks inherent in replacement of mission-critical applications and extend the productive life and functional reach of their application portfolio.

     Cicero is engineered to harness diverse business applications and shape them to more effectively serve the people who use them. Cicero provides an intuitive environment which simplifies the integration of complex multi-platform applications. Cicero provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. Cicero streamlines all activities by providing a single, seamless user interface for simple access to all systems associated with a task. Cicero enables automatic information sharing among line-of-business applications and tools. Cicero is ideal for deployment in contact centers where its highly productive, task-oriented user interface promotes user efficiency.

     Until October 2002, we also offered products under our Geneva brand name to provide organizations with systems integration. Our systems integration products included Geneva Enterprise Integrator and Geneva Business Process Automator. These products were sold to EM Software Solutions Inc. in October 2002.

     Level 8 Systems, Inc was incorporated in New York in 1988, and re-incorporated in Delaware in 1999. Effective January 2003, our principal executive offices were relocated to 214 Carnegie Center, Suite 303, Princeton, New Jersey 08540 and our telephone number is (609) 987-9001. Our web site is located at www.level8.com.

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

     Until early 2001, we focused primarily on the development, sale and support of EAI solutions through our Geneva product suite. After extensive strategic consultation with outside advisors and an internal analysis of our products and services, we recognized that a new market opportunity had emerged. This opportunity was represented by the increasing need to integrate applications that are physically resident on different hardware platforms, a typical situation in larger companies. In most cases, companies with large customer bases utilize numerous different, or "disparate," applications that were not designed to effectively communicate and pass information. With Cicero, which integrates the functionality of these disparate applications at the desktop, we believe that we have found a novel solution to this disparate application problem. We believe that our existing experience in and understanding of the EAI marketplace coupled with the unique Cicero solution, which approaches traditional EAI needs in a more effective manner, position us to be a competitive provider of business integration solutions to the financial services industry and other industries with large deployed call centers.

     We originally licensed the Cicero technology and related patents on a worldwide basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero in perpetuity (subject to Merrill Lynch's rights to terminate in the event of bankruptcy or a change in control of Level 8) and to grant ownership rights in the Cicero trademark. We are indemnified by Merrill Lynch with regard to the rights granted to us by them. Consideration for the original Cicero license consisted of 1,000,000 shares of our common stock. In exchange for the amendment, we granted an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20,000,000.

     In connection with executing our strategic realignment and focusing on Cicero, we have restructured our business, reduced our number of employees and, in the fourth quarter of 2002, sold the remaining assets associated with Geneva Enterprise Integrator and Geneva Business Process Automator. In April 2001, management reassessed the methodology by which the Company would make operating decisions and allocate resources. Operating decisions and performance assessments were based on the following reportable segments: (1) Desktop Integration (Cicero), (2) System Integration (Geneva Enterprise Integrator and Geneva Business Process Automator) and (3) Messaging and Application Engineering (Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC and Geneva AppBuilder). We have sold most of the assets comprising the Messaging and Application Engineering Products segment and all of the assets in the Systems Integration Segment. The Company has recognized the Systems Integration segment as a discontinued business and accordingly, have reclassified those assets and liabilities on the accompanying balance sheets for 2001 and 2002 and segregated the results of operations under gain or loss from a discontinued business on the accompanying statement of operations. As such, the Systems Integration segment has been eliminated. Geneva Integration Broker is the only current software product represented in the Messaging and Application Engineering segment.

      The Company has incurred a loss of $18.2 million for the year ended December 31, 2002 in addition to a loss of more than $105 million for the year ended December 31, 2001. The Company has experienced negative cash flows from operations for the past two years. At December 31, 2002, the Company had a working capital deficiency of approximately $6.3 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. To address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting its product line. The Company has successfully deployed their product to several key customers which it hopes will act as a reference point for new sales. The Company expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management will be successful in executing as anticipated or in a timely enough manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months.

MARKET OPPORTUNITY

Desktop Integration Segment Products - Cicero

     Our initial target markets for Cicero are the customer contact centers of large consumer oriented businesses, such as in the financial services, insurance and telecommunications industries. Large scale customer contact centers are characterized by large numbers of customer service agents that process phone calls, faxes, e-mails and other incoming customer inquiries and requests. Our goal is to greatly increase the efficiency of customer service agents in our target markets, thereby lowering operating costs and increasing customer retention and customer satisfaction. This increased efficiency is attained in a non-invasive manner, allowing companies to continue using their existing applications in a more productive manner.

     Generally, managers of customer contact centers are under pressure to provide increased customer service at the lowest possible cost while dealing with high employee turnover and training costs. Some of the primary challenges faced by customer contact centers include:

     - Customer Service. Currently, most customer contact centers require multiple transfers to different agents to deal with diverse customer service issues. A one call, one contact system enhances customer service by avoiding these multiple transfers. Ideally, the customer service agent provides the call-in customer with multi-channel customer interfaces with timely access to all information that the customer needs. Increasing customer service and customer intimacy is one of the primary metrics on which contact centers are evaluated by management.

     - Contact Center Staffing. The contact center industry is characterized by high training costs, operational complexity, continuous turnover and increasing costs per call. These difficulties stem from increased customer expectations, the ever-increasing complexity and diversity of the business applications used by customer service agents, and pressure to decrease training time and increase the return on investment in customer service agents.

     - Industry Consolidation. Many industries in our target market, including the financial services industry, are in a constant state of consolidation. When companies consolidate, the customer contact centers are generally merged to lower overall costs and to reduce redundancies. This consolidation generally leads to re-training and the use of multiple applications handling similar functions that can be quite difficult to integrate successfully.

OUR SOLUTION

     We have been a provider of software that integrates an enterprise's applications at the server level so that disparate applications can communicate with each other. Based on our experience in the EAI industry, we determined that a compelling product would be one that integrates disparate applications at a visual level in addition to at the server level. As a result, we proceeded to procure an exclusive license to develop and market Cicero. Cicero was developed internally by Merrill Lynch to increase the efficiency of 30,000 employees that have daily contact with Merrill Lynch customers. When coupled with our existing technologies or with solutions from other EAI vendors, Cicero becomes the comprehensive business solution and provides our customers with a front-to-back integrated system that appears as a single application to the end-user.

     Cicero is a software product that allows companies to integrate their existing applications into a seamless integrated desktop. Cicero subordinates and controls most Windows-based applications and provides a seamless environment with a consistent look and feel. The end-user can navigate any number of applications whether local, client-server, mainframe legacy or web-browser in a consistent and intuitive way that is completely customizable by their firm.

     The Cicero solution provides the following key features:

     - Integrated End-User Environment. The end-user can use all of the applications necessary for his or her job function from a single environment with a consistent look and feel. Cicero integrates the execution and functionality of a variety of custom or packaged Windows-based applications. If a software product is designed to provide output into a Windows environment, Cicero can subordinate its presentation and control it through the Cicero environment. The Cicero desktop is constructed at run-time, so selected applications and user interface components are dynamically created and initialized. This makes the desktop environment very flexible and easily adapted and maintained as business conditions change.

     - Information Center - The Information Center is a customizable hub of critical information that facilitates the effective execution of processes and minimizes the need to enter frequently accessed information repeatedly. The Cicero Information Center provides a configurable information hub to enable end users to interact with selected applications on a continuous basis. The information center is frequently used to support incoming message alerts, scrolling headlines, key operational statistics, interaction with Integrated Voice Response systems, and real-time video. Any information that is time-sensitive or actionable can be displayed side-by-side with the currently selected application page and information can be readily exchanged between the Information Center and other applications.


     - Context Sharing - Cicero's unique, patented architecture enables just the right information in any workstation application to be shared with the other applications that need it. Cicero's context-sharing Application Bus largely eliminates the need for re-keying customer data, simplifies customer information updates, and reduces errors and re-work. Context is visually integrated into the Cicero desktop through the Information Center, enabling more efficient customer service.

     - Advanced Integration Architecture - Cicero is a sophisticated application integration platform that subordinates and controls and non-invasively integrates any applications with a "footprint" in the Windows environment. Cicero's publish and subscribe bus architecture provides for efficient inter-application communication. Its event management capabilities extend the usefulness and lifespan of legacy architectures and provide a common architecture for events across all platforms. Cicero also supports an open platform architecture for communication and interoperability, native scripting languages and XML, and facilities to enable single sign-on solutions while respecting security standards and directory services.

     - Management Tools. Comprehensive tools are built into the system for version management, automatic component updates and user preference configuration. Remote control and diagnostic tools are integrated to provide off-site help desk and troubleshooting personnel with access to assist them in their support duties.

Deployment of the Cicero solution can provide our customers with the following key benefits:

     - Lower Average Cost Per Call and Average Call Time. Cicero increases the efficiency of the customer service agent by placing all productivity applications within a few mouse clicks and consolidating all standard applications into a single integrated desktop. Cost per call is lowered because the customer service agent is more productive in moving between disparate applications and is able to handle different requests without having to transfer the customer to another customer service agent.

     - Reduce Staff Cost. Cicero reduces staff cost in two ways. First, by increasing the efficiency of each customer service agent, a contact center can handle the same volume of customer service requests with a smaller staff. Secondly, because Cicero simplifies the use of all contact center applications, training costs and time can be reduced, placing newly hired staff into productive positions faster than other contract center applications.

- Increase Cross-Selling Efficiency. The consolidation of all customer data and customer specific applications can increase the efficiency of cross-selling of products and services. For instance, a Cicero enabled contact center might be configured to inform the customer service agent that the customer, while a brokerage services customer, does not use bill paying or other offered services. On the other hand, Cicero can help prevent customer service agents from selling a product that is inappropriate for that customer or a product or service that the customer already has through the company. Increasing the efficiency of cross-selling can both increase revenues and avoid customer dissatisfaction.

     - Deliver Best in Class Customer Service. Increasing customer service is one of the primary methods by which a company in highly competitive customer focused industries such as financial services can differentiate itself from its competition. By increasing the efficiency and training level of its agents, decreasing average time per call and increasing effective cross-selling, the Cicero enabled contact center presents its customers with a more intimate and satisfying customer service experience that can aid in both customer retention and as a differentiator for customer acquisition.

     - Preserve Existing Information Technology Investment. Cicero integrates applications at the presentation level, which allows better use of existing custom designed applications and divergent computing platforms (e.g., midrange, client/server, LAN and Web), which are not readily compatible with each other or with legacy mainframe systems. Linking together the newer computing applications to existing systems helps preserve and increase the return on the investments made by organizations in their information technology systems.

          Additionally, by visually and structurally linking the flexibility and innovations available on newer computing platforms and applications to the rich databases and functions that are typically maintained on the larger mainframe computers, organizations can utilize this information in new ways. The Cicero solution helps organizations bridge the gap between legacy systems and newer platforms and the result is the extension of existing capabilities to a modern streamlined interface in which the underlying system architectures, such as the Web, mainframe, mid-range or client-server, are transparent to the end-user customer service agent, thereby preserving the existing information technology investments and increasing efficiency between applications.

     - Support a Broad Range of Applications, Platforms and Standards. The IT departments of larger enterprises need solutions to integrate a broad array of applications and platforms using a wide variety of industry standards to ensure ease of implementation The Cicero solution provides visual application integration solutions that support common industry standards and can handle a wide array of disparate applications and data types while operating on a Windows NT, Windows XP or Windows 2000 platform. The Cicero solution can be used to link custom or packaged applications together regardless of the tools or programming language used to create the application by integrating those applications at the presentation level.

     - Ease of Implementation and Enhanced Information Technology Productivity. The Cicero solution allows contact center and financial services managers to create comprehensive data transformation and information exchange solutions without the need for non-standard coding. Our products provide pre-built adapters for a wide variety of different systems that are pre-programmed for transforming data into the format required by that system and transporting it using the appropriate transport mechanism. This greatly simplifies and speeds implementation of new solutions into the deployed Cicero framework. For instance, while in operation at Merrill Lynch, Cicero was updated to include software for Siebel Systems over a period of only two days when Merrill Lynch decided to implement the Siebel Systems solution. The Cicero solution allows our target markets to rapidly integrate new and existing applications with little or no customization required.

OUR STRATEGY

     Our short-term goal is to be the recognized global leader in providing complete desktop level application integration to the financial services industry. The following are the key elements of our strategy:

     - Leverage Our Existing Customers and Experience in the Financial Services Industry. We have had success in the past with our Geneva products in the financial services industry. We intend to utilize these long-term relationships and our understanding of the business to create opportunities for sales of the Cicero solution.

     - Build on Our Successes to Expand into New Markets. Our short-term goal is to gain a significant presence in the financial services industry with the Cicero solution. The financial services industry is ideal for Cicero because each entity has a large base of installed users that use the same general groups of applications. Cicero, however, can be used in any industry that has large contact centers, such as telecommunications and insurance.

     - Develop Strategic Partnerships. The critical success factor for customers implementing Customer Relationship Management (CRM) solutions in their contact centers is to have the right balance of technology and service provision. We are implementing a tightly focused strategic teaming approach with a selected group of well-known consultancy and systems integration firms that specialize in financial services as well as eCRM integrated solutions. Leveraging these organizations, who will provide such integration services as architecture planning, technology integration and business workflow improvement, allows us to focus on core application system needs and how Cicero best addresses them, while our partners will surround the technology with appropriate industry and business knowledge.

     - Leverage our In-House Expertise in the Cicero Software. Merrill Lynch originally developed Cicero internally for use by approximately 30,000 professionals worldwide. To approach the market from a position of strength, we have added members of the Merrill Lynch development team to our Cicero development team. We recruited and hired Anthony Pizi, First Vice President and Chief Technology Officer of Merrill Lynch's Private Technology's Architecture and Service Quality Group, and the Cicero project director as our Chairman, Chief Executive Officer and Chief Technology Officer as well as several of the primary Cicero engineers from Merrill Lynch to support our ongoing Cicero development efforts.

     - Utilize Market Analyses to Demonstrate Tangible Return-On-Investment results. Most contact centers benchmark their operational and services levels against established industry norms. Metrics such as average waiting time in the call queue, call abandonment rates, after call service work and percentage of one-call completion are typically measured against norms and trends. We believe that use of Cicero will provide tangible, demonstrable improvements to these metrics.

PRODUCTS

Desktop Integration Segment Products - Cicero

     Cicero, runs on Windows NT, Windows XP, and Windows 2000 to organize applications under a book-chapter-section metaphor that keeps all the application functionality that the user needs within easy reach. For instance, selecting the "memo" tab might cause a Microsoft Word memo-template to be created within the Cicero desktop. The end-user need not even know that they are using Microsoft Word. Moreover, a customer-tracking database can be linked with customer relationship management software package. Virtually any application that is used in a customer contact center can be integrated under the Cicero book-chapter metaphor and be used in conjunction with other contact center applications.

     The patented Cicero technology, as exclusively licensed from Merrill Lynch, consists of several components: The Event Manager, a Component Object Model
(COM)-based messaging service; The Context Manager, which administers the "publish and subscribe" protocols; The Shell Script Interpreter, which supports communication with applications that do not support the required COM interfaces; and The Resource Manager, which starts and shuts down applications and ensures recovery from system errors. The system incorporates an application bus with underlying mechanisms to handle the inter-application connections.

     Cicero provides non-intrusive integration of desktop and web applications, portals, third-party business tools, and even legacy mainframe and client server applications, so all co-exist and share their information seamlessly. Cicero's non-invasive technology means that clients don't risk modifying either fragile source code or sensitive application program interfaces - and they can easily integrate off-the-shelf products and emerging technologies.

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

Messaging and Application Engineering Segment Products - Geneva Integration Broker.

     Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. The key feature of Geneva Integration Broker is its support for XML and other standards for open data exchange on the Internet. The product provides a robust platform for building eBusiness applications that integrate with existing back-office systems. Geneva Integration Broker's support for open data exchange and secure Internet transports make it an excellent platform for building Internet-based business-to-business solutions. Geneva Integration Broker does not represent a significant portion of the Company's current business or prospects.

SERVICES

     We provide a full spectrum of technical support, training and consulting services across all of our operating segments as part of our commitment to providing our customers industry-leading business integration solutions. Our services organization is staffed by experts in the field of systems integration with backgrounds in development, consulting, and business process reengineering. In addition, our services professionals have substantial industry specific backgrounds with extraordinary depth in our focus marketplace of financial services.

MAINTENANCE AND SUPPORT

     We offer customers varying levels of technical support tailored to their needs, including periodic software upgrades, telephone support and twenty-four hour, seven days a week access to support-related information via the Internet. Cicero is frequently used in mission-critical business situations, and our maintenance and support services are accustomed to the critical demands that must be meet to deliver world class service to our clients. Many of the members of our staff have expertise in lights-out mission critical environments and are ready to deliver service commensurate with those unique client needs.

TRAINING SERVICES

     Our training organization offers a full curriculum of courses and labs designed to help customers become proficient in the use of our products and related technology as well as enabling customers to take full advantage of our field-tested best practices and methodologies. Our training organization seeks to enable client organizations to gain the proficiency needed in our products for full client self-sufficiency but retains the flexibility to tailor their curriculum to meet specific needs of our clients.

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

CUSTOMERS

     Approximately 30,000 Merrill Lynch personnel are currently using the Cicero technology. We licensed the Cicero technology from Merrill Lynch during 2000 and have developed it to initially sell to the contact center industry. Our significant customers include Nationwide Financial Services, Arvato Services, a division of Bertlesmann A.G. and the Bank of America.

     Merrill Lynch and Winstar Wireless, Inc. individually accounted for more than ten percent (10%) of our operating revenues in 2000. Merrill Lynch holds approximately six percent (6%) of the outstanding shares of our common stock. No one customer accounted for more than ten percent (10%) of operating revenues in 2001. Bank of America and Nationwide Financial Services individually accounted for more than ten percent (10%) of our operating revenues in 2002.

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

     An important element of our sales strategy is to expand our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we will jointly sell and implement Cicero solutions with strategic partners such as systems integrators and embed Cicero along with other products through OEM relationships. Level 8 will provide training and other support necessary to systems integrators and OEMs to aid in the promotion of our products. To date we have signed partner agreements with Pyramid Consulting Services, Inc., Computer Horizons Corp., IP blue, Hewlett Packard, House of Code, Titan Systems Corporation, FI Systems Italia S.r.L. and NTS Soluzioni Informatiche S.r.L.

     Our direct sales staff has substantial knowledge of our products and service offerings as well as general experience in the software industry. If we augment our direct sales force, we will recruit sales people with direct experience in the software industry and successful track records in selling enterprise-class software products to the customer contact centers within enterprise organizations.

     We believe that a key to our success is to be able to demonstrate tangible return on investment results in the contact center markets. Almost all contact centers measure operational and service efficiencies through the use of benchmarking techniques. Typically, contact centers measure their performance against industry norms for such metrics as length of call, abandonment rate, length of queue, post call follow-up time, and the number of one-call completions. We believe that Cicero can address each of these benchmarks and yield tangible, visible improvements that can be realized in actual cost savings

     Our sales force is primarily in the United Sates. We maintain a relationship with certain selling agents in Italy and rely on our partners for International exposure.

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

     The marketing department also produces collateral material for distribution to prospects including demonstrations, presentation materials, white papers, case studies, articles, brochures, and data sheets. We also intend to implement a high level strategic partnership program to educate and support our partners with a variety of programs, incentives and support plans.

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

RESEARCH AND PRODUCT DEVELOPMENT

     In connection with the narrowing of our strategic focus, and in light of the sale of our Systems Integration products, we anticipate an overall reduction in research and development costs. Since Cicero is a new product in a relatively untapped market, it is imperative to constantly enhance the feature sets and functionality of the product.

     We incurred research and development expense of $1.9 million, $5.4 million, and $8.9 million in 2002, 2001 and 2000, respectively. The decrease in research and development costs in 2002 is related to the sale of the Geneva AppBuilder line of business in October 2001. Approximately 100 employees including the Geneva AppBuilder software development group were transferred to the purchaser at that time. In addition, the Company adopted a line of business approach to analyzing its business segments in 2001 and further identified and reclassified certain businesses as discontinued operations for 2001 and 2002. Prior year information is not available and thus comparisons of the 2000 results are not meaningful.

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

Representative Competitors for Cicero

     - Portal software offers the ability to aggregate information at a single point, but not the ability to integrate transactions from a myriad of information systems on the desktop. Plumtree is a representative company in the Portal market.

     - Middleware software provides integration of applications through messages and data exchange implemented typically in the middle tier of the application architecture. This approach requires modification of the application source code and substantial infrastructure investments and operational expense. Reuters, TIBCO and IBM MQSeries are representative products in the middleware market.

     - CRM software offers application tools that allow developers to build product specific interfaces and custom applications. This approach is not designed to be product neutral and is often dependent on deep integration with the companies CRM technology. Siebel is a representative product in the CRM software category.

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

INTELLECTUAL PROPERTY

     Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Merrill Lynch holds a patent with respect to the Cicero technology. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. We use the registered trademarks "Level 8 Systems" and "Cicero", and the trademarks "Level 8", "Level 8 Technologies", and "Geneva Integration Broker".

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

EMPLOYEES

     As of December 31, 2002, we employed 34 employees. Our employees are not represented by a union or a collective bargaining agreement.

     We believe that to fully implement our business plan we will be required to enhance our ability to work with the Microsoft Windows NT, Windows XP, and Windows 2000 operating systems by adding additional development personnel as well as additional direct sales personnel to complement our sales plan. Although we believe that we will be successful in attracting and retaining qualified employees to fill these positions, no assurance can be given that we will be successful in attracting and retaining these employees now or in the future.

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

MARKET RISK - NASDAQ

During the third quarter of 2002, the Company was cited by Nasdaq for its failure to maintain the minimum bid standards of the Nasdaq National Market for its common stock. Subsequently, the Company was cited for its failure to maintain the minimum stockholders equity requirements of the National Market. The Company filed an application to transfer to the Nasdaq SmallCap Market, which was rejected by Nasdaq under the premise that the annualized loss history would continue and further erode the stockholders equity balance and a delisting notice was issued. The Company appealed the delisting notice and within the appeal process, cited the circumstances under which it would be able to become compliant with both deficiencies. Nasdaq approved a conditional transfer to the SmallCap Market and requested that the Company show evidence by January 13, 2003 of compliance. The Company had filed its annual proxy statement with shareholders and proposed approval of a range for a reverse stock split which, if approved, would bring the Company into compliance with the minimum bid requirements. In addition, the Company was prepared to close on an equity funding which would bring the Company into compliance with the minimum equity requirements for the Nasdaq SmallCap market. The Annual General Meeting of Shareholders was held on December 21, 2002. The proposal to approve a reverse stock split was not approved by both classes of voting stock and as such, the Company could not remedy compliance with the minimum bid standards. The Company notified Nasdaq of this development and in January 2003, Nasdaq issued a formal delisting notice to the Company. The Company now trades over-the-counter. Its symbol remains as LVEL.

ITEM 2: PROPERTIES

     Our corporate headquarters is located in approximately 4,882 square feet in Princeton, New Jersey pursuant to a lease expiring in 2006. The United States operations group and administrative functions are based in our Cary, North Carolina office pursuant to a lease expiring in 2004. The Company has closed all its foreign offices except for an office in Limerick, Ireland, which we maintain on a set fee arrangement. The research and development and customer support groups are located in the Princeton, New Jersey and Cary, North Carolina facilities.

ITEM 3: LEGAL PROCEEDINGS

      Various lawsuits and claims have been brought against the Company in the normal course of business. As of December 31, 2002, an action was pending against the Company in the United States District Court for the District of Colorado by Access International Financial Services, Inc. claiming the Company had breached a contract. This case was settled in February 2003 for $200, which was accrued at December 31, 2002 and all parties executed mutual releases. Subsequent to December 31, 2003 an action was brought against the Company in the Circuit Court of Loudon County Virginia for a breach of a real estate lease. The plaintiff seeks damages of approximately $1,000 for rent in arrears, penalties and interest. The Company will vigorously defend against this action. Should the plaintiff be successful, this claim could have a material effect on the financial position or results of operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Annual Meeting of Stockholders was held December 21, 2002.

      (b) At the Company's Annual Meeting of Stockholders, the following directors were elected to serve until the 2003 Annual Meeting of Stockholders by the vote indicated.

 Anthony Pizi          18,033,567     FOR    339,624   WITHHELD
 Paul Rampel           18,033,567     FOR    339,624   WITHHELD
 Frank Artale          18,033,567     FOR    339,624   WITHHELD
 Nicholas Hatalski     18,033,567     FOR    339,624   WITHHELD
 Bruce Hasenyager      18,033,567     FOR    339,624   WITHHELD
 Ken Nielsen           18,033,567     FOR    339,624   WITHHELD
 Jay Kingley           18,033,567     FOR    339,624   WITHHELD

      (c) Matters other than the election of directors, brought for vote at the Company's Annual Meeting of Stockholders, passed or were defeated by the vote indicated.

                                                                                          Number of Shares
                                                                                          ----------------
                 Matter                                                            FOR         AGAINST     ABSTAIN
                 ------                                                            ---         -------     -------
To authorize the Board of Directors to
effect a reverse stock split within the
range of 1-for-4 through 1-for-12 and to
decrease the number of shares of authorized
capital stock from 50 million to 25 million,
comprised of 5 million shares of authorized
preferred stock and 20 million shares of         Common Stock as a class        16,043,396     219,028      9,659
authorized common stock                          Preferred Stock as a class            435      15,175         --

To amend the Amended and Restated Certificate
of Incorporation to increase the aggregate
number of shares of Common Stock that the
Company is authorized to issue from              Common Stock as a class        16,049,513     215,186      7,384
40,000,000 to 60,000,000.                        Voting Stock as a class        18,152,621     215,186      7,384

To ratify the appointment of Deloitte & Touche
LLP as the Company's independent accountants
for the fiscal year ended December 31, 2002.     Voting Stock as a class        18,341,903      14,582     18,706

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

      Our common stock has been traded on the Nasdaq National Market under the symbol "LVEL" from 1996 until December 23, 2002. From December 24, 2002, until January 23, 2003, our common stock traded on the Nasdaq SmallCap Market. As of January 24, 2003, our common stock was delisted from the Nasdaq SmallCap Market and is currently quoted on the over-the-counter bulletin board. We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends for common stock in the foreseeable future. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2002 and 2001.

                                               2002                   2001
                                            ----------              ---------
QUARTER                                   HIGH       LOW         HIGH       LOW
-------                                   ----       ---         ----       ---
First...............................     $ 3.19     $ 1.26      $ 6.38     $ 2.39
Second..............................     $ 1.70     $ 0.34      $ 3.25     $ 2.75
Third...............................     $ 0.71     $ 0.25      $ 4.99     $ 1.45
Fourth..............................     $ 0.56     $ 0.17      $ 3.10     $ 1.20

    The closing price of the common stock on December 31, 2002 was $0.38 per share. As of March 22, 2002, we had 173 registered shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

      On December 31, 2002, the Company issued an aggregate of 1,462,801 warrants to purchase common stock to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock. These shares were issued pursuant to our agreement with the such stockholders to issue warrants upon the closing of the sale of Series C Preferred Stock on August 14, 2002. The warrants are exercisable at $0.40 per share and are exercisable for 5 years. Such warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The Company did not receive proceeds from the issuance of the warrants. When the warrants are exercised, the Company expects to use the proceeds from the exercise for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA.

      The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

See Item 7 for a discussion of the entities included in operations.


                                                                YEAR ENDED DECEMBER 31,
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                --------------------------------------------------------
                                                  1998        1999        2000        2001        2002
                                                --------    --------    --------    --------    --------
SELECTED STATEMENT OF OPERATIONS DATA
Revenue .....................................   $ 10,685    $ 52,920    $ 83,729    $ 17,357    $  3,101
Net loss from continuing operations .........   $(23,688)   $(15,477)   $(28,367)   $(58,060)   $(13,142)
Net loss from continuing operations per
    common share - basic & diluted ..........   $  (3.14)   $  (1.78)   $  (2.10)   $  (3.70)   $  (0.75)
Weighted average common and common equivalent
    shares outstanding -- basic and diluted .      7,552       8,918      14,019      15,958      18,877

                                                                      AT DECEMBER 31,
                                                                      ---------------
                                                 1998         1999         2000        2001         2002
                                               ---------    ---------    ---------   ---------    ---------
SELECTED STATEMENT OF OPERATIONS DATA
Working capital (deficiency) ...............   $ (19,554)   $     (36)   $  28,311   $  (4,529)   $  (6,254)
Total assets ...............................      70,770      133,581      169,956      35,744       11,852
Long-term debt, net of current maturities ..       1,541       22,202       25,000       4,600         --
Loans from related companies, net of current
    maturities .............................      12,519        4,000         --          --           --
Stockholders' equity .......................       8,892       72,221      117,730      13,893        1,653

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION

      Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with our Cicero product. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

      In addition to software products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions. Level 8's consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Level 8 offers services around its integration software products.

      This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See "Item 1. Business -- Forward Looking and Cautionary Statements."

      The Company's results of operations include the operations of the Company and its subsidiaries from the date of acquisition. During 2002 the Company identified the assets of the Systems Integration segment as being held for sale and thus a discontinued operation. Accordingly, the assets and liabilities have been reclassified to assets held for sale and the results of operations of that segment are now reclassified as gain or loss from a discontinued business. Because the Company adopted the line of business approach in early 2001 and prior information is either unavailable or impractical to obtain, the 2000 results for the systems integration segment have not been presented as discontinued operations. Unless otherwise indicated, all information is presented in thousands (`000s).

      As a result of the Company's strategic realignment, the nature of its operations has changed significantly over the past three years The results of operations for the year ended December 31, 2000 include the acquisition of the XIPC messaging product, the Company's Geneva Message Queuing product, the acquisition of the Seer*HPS application engineering technology as well as significant international operations and the acquisition of the Template Software Geneva Enterprise Integrator and Geneva Business Process Automator products. Seer*HPS was subsequently renamed Geneva AppBuilder.

      In August 2000, the Company acquired the rights to Cicero, a comprehensive integrated desktop computer environment from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") in exchange for 1,000,000 shares of its common stock valued at $22,750. The cost of the technology acquired had been capitalized and amortized over a three year period. In January 2002, the Company extended the exclusive perpetual license to develop and sell the Cicero application integration software from Merrill Lynch.

      In November 2000, the Company acquired StarQuest. The total purchase price of the acquisition was $11,638 and has been accounted for by the purchase method of accounting.

      Due to the Company's acquisition and divestiture activities, year-to-year comparisons of results of operations are not necessarily meaningful. Additionally, as a result of the Company's pursuit of a growth strategy focusing on its software product sales and synergies gained as a result of eliminating duplicative functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into Level 8. Pro forma comparisons are therefore not necessarily meaningful. In 2001, the Company began to shift its primary focus from selling multiple Enterprise Application Integration ("EAI") products to selling Cicero, a desktop integration package, to the financial services industry with a decreased focus on services. During the last two fiscal quarters of 2001, the Company sold most of the products that comprised its Messaging and Application Engineering segment.

      In 2002, the Company continued to reorganize and concentrate on the emerging desktop integration market and continued to dispose of non-strategic assets with the sale of the Star SQL and CTRC products from the Messaging and Application Engineering segment and the Geneva Enterprise Integrator and Business Process Automator from what was formerly the Systems Integration segment.

BUSINESS STRATEGY

      During the second quarter of 2001, management reassessed how the Company would be managed and how resources would be allocated. At that time management then made operating decisions and assessed performance of the Company's operations based on the following reportable segments: (1) Desktop Integration,
(2) System Integration and (3) Messaging and Application Engineering. Previous reportable segments were: (1) software, (2) maintenance, (3) services, and (4) research and development. As noted above, the assets comprising the System Integration segment were identified as being held for resale and accordingly, the results of operations have been reclassified to gain or loss from a discontinued business and no segment information is presented.

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

      On October 1, 2001, the Company completed the sale of its Geneva AppBuilder product. Under the terms of the agreement, the Company sold the rights, title and interest in the Geneva AppBuilder product along with all receivables, unbilled and deferred revenues as well as all maintenance contracts. The Geneva AppBuilder product accounted for approximately 85% of total revenue within the Messaging and Application Engineering segment and approximately 99% of total revenue for all segments. As more fully described in
Note 2 to the Consolidated Financial Statements, the Company received approximately $19 million in cash plus a note receivable for $1 million due February 2002. The Company subsequently liquidated $22 million of its short-term debt using the proceeds received and cash on hand. As part of the sale transaction, approximately 100 employees were transferred over to the acquiring company who also assumed certain facility and operating leases and entered into a sublease arrangement at the Cary, North Carolina facility. While future revenues have been negatively impacted by the sale of Geneva AppBuilder, the associated costs of doing business have been positively impacted by the overall reduction in operating costs.

      During the quarter ended September 30, 2001, the Company sold two of its messaging products - Geneva Message Queuing and Geneva XIPC to Envoy Technologies, Inc. for $50 in cash and a note receivable for $400. Under the terms of the agreement, Envoy acquired all rights, title and interest to the products along with all customer and maintenance contracts.

RESULTS OF OPERATIONS

      The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                         2002            2001            2000
                                                         ----            ----            ----
Revenue:
    Software ...................................          48.1%            9.6%           54.9%
    Maintenance ................................          18.4%           53.4%           19.1%
    Services ...................................          33.5%           37.1%           26.0%
                                                        ------          ------           -----
       Total ...................................         100.0%          100.0%          100.0%

Cost of revenue:
    Software ...................................         238.7%           85.3%           11.8%
    Maintenance ................................           5.8%           18.7%            6.8%
    Services ...................................          29.0%           31.6%           23.6%
                                                        ------          ------           -----
       Total ...................................         273.5%          135.6%           42.2%

Gross margin ...................................        (173.5)%         (35.6)%          57.8%

Operating expenses:
    Sales and marketing ........................          90.6%           63.6%           42.0%
    Research and product development ...........          61.3%           30.9%           10.6%
    General and administrative .................         126.9%           55.5%           15.1%
    Amortization  intangible assets ............           0.0%           36.1%           16.9%
    In-process research and development ........           0.0%            0.0%            2.2%
    Write-off of intangible assets .............           0.0%           45.7%           --
    (Gain)/Loss on disposal of asset ...........          14.9%          (36.6)%           0.5%
    Restructuring, net .........................          41.9%           49.8%           --
                                                        ------          ------           -----
       Total ...................................         335.6%          245.0%           87.3%
    Loss from operations .......................        (508.9)%        (280.6)%         (29.5)%
    Other income (expense), net ................          80.1%          (51.0)%          (3.1)%
                                                        ------          ------           -----
    Loss before taxes ..........................        (428.8)%        (331.6)%         (32.6)%
    Income tax provision (benefit) .............          (5.0)%           2.9%            1.3%
                                                        ------          ------           -----
Loss from continuing operations ................        (423.8)%        (334.5)%         (33.9)%
Loss from discontinued operations ..............        (162.5)%        (271.2)%           0.0%
                                                        ------          ------           -----
    Net loss ...................................        (586.3)%        (605.7)%         (33.9)%
                                                        ======          ======           =====

      The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

                  2002      2001      2000
                  ----      ----      ----
United States ..    96%       36%       54%
Europe .........     4%       55%       35%
Asia Pacific ...    --         3%        2%
Middle East ....    --         4%        8%
Other ..........    --         2%        1%
                   ---       ---       ---
  Total ........   100%      100%      100%
                   ===       ===       ===

The table below presents information about reported segments for the twelve months ended December 31, 2002 and 2001:

                               DESKTOP      MESSAGING/APPLICATION
                             INTEGRATION         ENGINEERING             TOTAL
                             -----------         -----------             -----
2002:

Total revenue .............   $  2,148             $    953             $  3,101
Total cost of revenue .....      6,527                1,950                8,477
Gross margin ..............     (4,379)                (997)              (5,376)
Total operating expenses ..      8,211                  434                8,645

EBITA .....................   $(12,590)            $ (1,431)            $(14,021)

2001:

Total revenue .............   $    134             $ 17,223             $ 17,357
Total cost of revenue .....      9,427               14,109               23,536
Gross margin ..............     (9,293)               3,114               (6,179)
Total operating expenses ..     18,858                7,179
                                                                          26,037
EBITA .....................   $(28,151)            $ (4,065)            $(32,216)


A reconciliation of segment operating expenses to total operating expense for fiscal year 2002:

                                         2002          2001
                                       --------      --------
Segment operating expenses .........   $  8,645      $ 26,037
Amortization of intangible assets ..         --         6,259
Write-off of intangible assets .....         --         7,929
(Gain)/loss on disposal of assets ..        461        (6,345)
Restructuring, net .................      1,300         8,650
                                       --------      --------
Total operating expenses ...........   $ 10,406      $ 42,530
                                       ========      ========

The table below presents information about previously reported segments for the fiscal years ended December 31:

                                       2002                         2001                         2000
                                       ----                         ----                         ----
                               TOTAL         TOTAL          TOTAL         TOTAL          TOTAL         TOTAL
                              REVENUE        EBITA         REVENUE        EBITA         REVENUE        EBITA
                              --------      --------       --------      --------       --------      --------
Software ..................   $  1,491      $(12,146)      $  1,658      $(30,355)      $ 45,998      $ (6,338)
Maintenance ...............        571           306          9,262         4,658         15,967         9,312
Services ..................      1,039          (279)         6,437        (1,154)        21,764          (958)
Research and development ..         --        (1,902)            --        (5,365)            --       (10,324)
                              --------      --------       --------      --------       --------      --------
Total .....................   $  3,101      $(14,021)      $ 17,357      $(32,216)      $ 83,729      $ (8,308)
                              ========      ========       ========      ========       ========      ========

A reconciliation of total segment EBITA to net loss for the fiscal years ended December 31:

                                                   2002           2001           2000
                                                 --------       --------       --------
Total EBITA ..................................   $(14,021)      $(32,216)      $ (8,308)
Amortization of intangible assets ............         --         (6,259)       (14,191)
Impairment of intangible assets ..............         --         (7,929)            --
Gain/(loss) on disposal of assets ............       (461)         6,345           (379)
In-process research and development ..........         --             --         (1,800)
Restructuring ................................     (1,300)        (8,650)            --
Interest and other income/(expense), net .....     (2,485)        (8,850)         2,626
                                                 --------       --------       --------
Net loss before provision for income taxes ...   $(13,297)      $(57,559)      $(27,304)
                                                 ========       ========       ========

      In accordance with SFAS 131, The Company measures segment profitability using EBITA (see Note 16 to the financial statements). EBITA represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets and impairment charges. The Company uses EBITA to measure segment performance and profitability. EBITA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning EBITA as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. EBITA as defined herein may not be comparable to similarly titled measures reported by other companies.

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

      Total revenues decreased 82% from $17,357 in 2001 to $3,101 in 2002 and decreased 79% from $83,729 in 2000 to $17,357 in 2001. The significant decrease in revenues is primarily the result of the sale of substantially all of the Messaging and Application Engineering segment products (which represented approximately $43 million of 2000 gross revenue and $17.2 million of 2001 gross revenue) at the start of the fourth quarter of 2001. Because the Company adopted the line of business approach in early 2001 and prior information is either unavailable or impractical to obtain, the 2000 results of the Systems Integration segment have not been reclassified to discontinued operations. As a result, a comparison of 2000 and 2001 revenues is not meaningful. The Company also believes that software sales in 2001 were relatively weak due to a poor economic climate. Gross profit margins were (173)%, (36)%, and 58% for 2002, 2001 and 2000, respectively.

      The Desktop Integration segment had a negative gross margin of (204)% for the year ended December 31, 2002 and a negative gross margin of (6,935)% for the year ended December 31, 2001. Cicero is still a relatively new product and the software amortization expense was being recognized over a three year period. In July 2002, the Company reassessed the life of the Cicero technology in light of the extension of the license and exclusivity provisions in perpetuity. As a result, the Company changed the estimated useful life to be 5 years, which resulted in a reduction in 2002 amortization expense by $2,407. The Messaging and Application Engineering segment had a negative gross margin of (105%) for the year ended December 31, 2002 and a positive gross margin of 18% for the year ended December 31, 2001. As described above, the Company adopted the line of business approach in managing its operations in April 2001 and as such, there is no comparative data for 2000.

      SOFTWARE PRODUCTS. Software product revenue decreased approximately 10% in 2002 from those results achieved in 2001 and decreased 96% in 2001 as compared to 2000. Software revenues in 2002 are primarily from the new Cicero product as the Company changed its strategic focus to the Desktop Integration segment. In 2001, software revenues primarily resulted from the Messaging and Application Engineering products, which were sold in the beginning of the fourth quarter of that year. The Company adopted the line of business approach in early 2001 and prior information is either unavailable or impractical to obtain. Accordingly, the 2000 results of the systems integration segment have not been reclassified to discontinued operations. As a result, a comparison of 2000 and 2001 revenues is not meaningful. The Company also believes that software sales in 2001 were relatively weak in general due to a poor economic climate.

      The gross margin on software products was (396)%, (793)% and 79% for the 2002, 2001 and 2000 years ended, respectively. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. The decrease in cost of software for 2002 as compared with 2001 reflects the impact of the sale of the AppBuilder product in the fourth quarter of 2001. Amortization costs for the AppBuilder product for the nine months in 2001 amounted to $1.76 million. The increase in cost of software in 2001 as compared to 2000 is attributable to the amortization of capitalized software from the acquisition of the Cicero technology and StarQuest which were purchased in the third and fourth quarters of 2000, respectively and the $3,070 write-down of CTRC software acquired from StarQuest to its net realizable value during the third quarter of 2001.

      The software product gross margin for the Desktop Integration segment was
(309)% in 2002 and (19,332)% in 2001. The software product gross margin on the Messaging and Application Engineering segment was (1,162)% in 2002 and (334)% in 2001.

      The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace. The Company's expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the establishment of viable reference points in terms of an installed customer base with Fortune 500 Companies. The Messaging and Application Engineering segment revenue is expected to decrease significantly along with related expenses as the majority of the products comprising this segment have been sold.

      MAINTENANCE. Maintenance revenues for the year ended December 31, 2002 decreased by approximately 94% or $8,691 from 2001. The decline in maintenance revenue is directly related to the sale of the Messaging and Application Engineering segment products in the fourth quarter of 2001. Maintenance revenue for the year ended December 31, 2001 decreased by approximately 42% or $6,705 as compared to the results for the year ended December 31, 2000. Because the Company adopted the line of business approach in early 2001 and prior information is either unavailable or impractical to obtain, the 2000 results of the Systems Integration segment have not been reclassified to discontinued operations. As a result, a comparison of 2000 and 2001 maintenance revenues is not meaningful. Part of the decline however, would be attributed to the sale of the majority of the Messaging and Application Engineering segment products at the beginning of the fourth quarter of 2001.

      The Desktop Integration segment accounted for approximately 9% of total maintenance revenue and the Messaging and Application Engineering segment accounted for approximately 91% of total maintenance revenues in 2002.

      Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance products increased slightly for the year ended December 31, 2002 to 68%, up from 65% and 64% in the previous two years.

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

      SERVICES. Services revenue for the year ended December 31, 2002 decreased by approximately 84% or $5,398 from 2001. The decline in service revenues is attributed to the sale of the Messaging and Application Engineering segment products in 2001. The principal product within the Messaging and Application Engineering segment products was AppBuilder. This product enabled companies to build new applications and typically, those customers utilized the Company's consultants to assist in the application development. Services revenue for the year ended December 31, 2001 decreased by approximately 70% or $15,327 over the same period in 2000. It is important to note the overall decline in software sales between the two years as well as a reduction in capacity.

      Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were 13%, 15% and 9% for the years ended 2002, 2001 and 2000 respectively.

      Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues will decrease dramatically as the majority of the relevant products have been sold.

      SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 75% or approximately $8,234 in 2002 due to a reduction in the Company's sales and marketing workforce as well as decreased promotional activities. Sales and marketing expenses decreased by 69% or approximately $24,135 in 2001 as a result of the Company's restructuring activities and the sale of most of the Messaging and Application Engineering segment products in the fourth quarter of 2001. Part of the decline can be attributable to the fact that the results of operations for the systems integration segment have been reclassified to discontinued operations in 2001 but not in 2000. As discussed, under "Revenue and Gross Margins", a comparison of 2001 to 2000 is not meaningful.

      Sales and marketing expenses are expected to increase slightly as the Company adds additional direct sales personnel and supports the sales function with collateral marketing materials. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

      RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 65% or $3,463 in 2002 over the same period in 2001 and decreased by 39% or $3,496 in 2001 as compared to the same period in 2000. Because the results of operations for the Systems Integration segment have been reclassified to discontinued operations in 2001 but not in 2000, as discussed under "Revenue and Gross Margins", a comparison of 2001 to 2000 is not meaningful. Part of the decline, however, is attributable to the restructuring efforts completed during the first two quarters of 2001 and the ability to capitalize certain development costs during the year.

      The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2002 decreased by 59% or $5,695 over the prior year. In fiscal 2001, general and administrative expenses decreased by 24% or $3,052. The sharp decline in general and administrative costs in 2002 reflect the restructuring program conducted by the Company during 2001 and 2002 however, the single biggest element of the decrease is that the

2001 expenses reflect a charge of approximately $3.8 million from a significant customer who filed for Chapter 11 Bankruptcy. Part of the decrease in general and administrative expenses, however, in 2001 from 2000 reflects the downsizing of the operations and the closure of several overseas offices.

      General and administrative expenses are expected to decrease going forward as the Company experiences the synergies of its smaller size and the cost reductions associated with additional office closings.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill was $0 for 2002. Amortization of goodwill and other intangible assets during 2001 amounted to $6,259, which represents a reduction of $7,932 from 2000. The reduction in amortization expense in 2002 is primarily attributable to the sale of Geneva AppBuilder products in October 2001 as well as the effect of an impairment on the intangible assets acquired from StarQuest. At December 31, 2002 and 2001, there was no remaining goodwill on the Company's balance sheet.

      RESTRUCTURING. During the second quarter of 2002, the Company announced an additional round of restructurings to further reduce its operating costs and streamline its operations. The Company recorded a restructuring charge in the amount of $1,300, which encompassed the cost associated with the closure of the Company's Berkeley, California facility as well as a significant reduction in the Company's European personnel.

      During the first quarter of 2001, the Company announced and began implementation of an initial operational restructuring. The Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001 and an additional charge of $2,000 for the quarter ended June 30, 2001. Restructuring charges have been classified in "Restructuring" on the consolidated statements of operations. These operational restructuring involved the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and all administrative functions.

      The overall restructuring plan included the termination of 236 employees. The plan included a reduction of 107 personnel in the European operations and 129 personnel in the US operations. Employee termination costs comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

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

      The following table sets forth a summary by category of accrued expenses and cash paid:

2001:

                                          RESTRUCTURING   NON-CASH     CASH PAID      ACCRUED
                                          -------------   --------     ---------      -------
Employee termination ...................     $ 5,319      $(1,045)      $(4,231)      $    43
Excess office facilities ...............       2,110         (156)       (1,307)          647
Other miscellaneous restructuring costs        1,221         (360)         (698)          163
                                             -------      -------       -------       -------
Total ..................................     $ 8,650      $(1,561)      $(6,236)      $   853
                                             =======      =======       =======       =======

2002:

                                            BEGINNING
                                             BALANCE   RESTRUCTURING  CASH PAID      ACCRUED
                                             -------   -------------  ---------      -------
Employee termination ...................     $    43      $   396      $  (257)      $   182
Excess office facilities ...............         647          880         (937)          590
Other miscellaneous restructuring costs          163           24         (187)           --
                                             -------      -------      -------       -------
Total ..................................     $   853      $ 1,300      $(1,381)      $   772
                                             =======      =======      =======       =======

      The Company believes the accrued restructuring costs of $772 of December 31, 2002 represents its remaining cash obligations for the restructuring charges indicated above.

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

      During the third quarter of 2001, the Company was notified by one of its resellers that they would no longer engage in re-sales of the Company's CTRC product, a component of the Messaging and Application Engineering segment. This reseller accounted for substantially all of the CTRC product sales. As a result, the Company performed an assessment of the recoverability of the Messaging and Application Engineering segment. The results of the Company's analysis of undiscounted cash flows indicated that an impairment. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated the carrying value of these intangible assets exceeded their fair market values. The Company reduced the carrying value of the intangible assets and software product technology by approximately $7,929 and $3,070, respectively, as of September 30, 2001.

      WARRANT LIABILITY. The Company has issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants are accounted for as a liability and are re-measured at each balance sheet date. As of December 31, 2002, the warrant liability had a fair value of $331 and the Company had recorded the change in the fair value of the warrant liability of $2,947 for the year ended December 31, 2002 in the consolidated statements of operations.

      PROVISION FOR TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2002, 2001 or 2000. Because of the Company's inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the year ended December 31, 2002 is primarily related to income taxes from profitable foreign operations and foreign withholding taxes.

      IMPACT OF INFLATION. Inflation has not had a significant effect on the Company's operating results during the periods presented.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTING ACTIVITIES

      The Company utilized cash of $311 for the twelve months ended December 31, 2002.

      Operating activities utilized approximately $7.2 million in cash, which is primarily comprised of the loss from operations of $18.2 million, offset by non-cash charges for depreciation and amortization of approximately $8.0 million and a non-cash decrease in the fair value of its warrant liability of $2.9 million. In addition, the Company had a reduction in assets held for sale of approximately $6.4 million and used approximately $2.1 million in fulfillment of its obligations to its creditors through its accounts payable.

      The Company generated approximately $3.9 million in cash from investing activities, which is primarily comprised of approximately $2.5 million in proceeds from the collection of various notes receivable and approximately $1.0 million in proceeds from the sale of a line of business.

      The Company generated approximately $3.2 million of cash during the year from financing activities as a result of a proceeds from a private placement of common stock and warrants in the amount of $2.0 million and cash proceeds of a Preferred Stock offering in the amount of $1.4 million.

      By comparison, the Company utilized approximately $23.3 million in cash during the year 2001.

      Operating activities utilized approximately $19.6 million of cash, which is primarily comprised of the loss from operations of $105 million, offset by non-cash charges for depreciation and amortization of approximately $27.8 million and non-cash charges for impairment of intangible assets and software products technology of $46.9 million, $3.8 million for the realized loss on certain marketable securities, and a provision for bad debts in the amount of $3.8 million. In addition, the Company had a reduction in accounts receivable of $10.5 million and used approximately $5.3 million in fulfillment of its obligations to its creditors through its accounts payable. The significant reduction in accounts receivable is the result of the sale of the Geneva AppBuilder products to BluePhoenix Solutions in October 2001.

      In April 2001, a significant customer voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy Code with the U.S. bankruptcy Court for the District of Delaware. Due to the uncertainty of the collection of this debt, the Company wrote-off $3.8 million of related accounts receivable, which was charged to general and administrative expenses in the consolidated statement of operations. During 2001, total write-offs for accounts receivable amounted to $5.4 million, of which, approximately $3.8 million related to this one significant customer. The remaining $1.6 million represented write-offs of certain customers reserved for at December 31, 2000.

      The Company generated approximately $20.2 million of cash from investing activities, which is comprised of approximately $19.9 million in proceeds from the sale of assets, including Geneva AppBuilder and $2.2 million from assets being held for resale and approximately $75 resulting from the repayment of notes receivable offset by capitalization of product software technology of $2.3 million. Geneva AppBuilder accounted for approximately 79% of total revenue within the Messaging and Application Engineering segment and approximately 78% of total revenue for all segments. The Messaging and Application Engineering segment for the year ended December 31, 2001 generated EBITA of ($4,065).

      The Company utilized approximately $23.6 million of cash during the year for financing activities for the payment of bank debt ($24.0 million) and the payment of dividends (approximately $1.3 million) offset by $1.6 million from bridge financing arrangements.

FINANCING ACTIVITIES

      The Company funded its cash needs during the year ended December 31, 2002 with cash on hand from December 31, 2001, through the use of proceeds from a private placement of common stock and warrants and a private placement of preferred stock and warrants and with cash from operations.

      The Company has a $2,512 term loan bearing interest at LIBOR plus 1% (approximately 2.77% at December 31, 2002), which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz, the Company's former principal shareholder. During 2000, the loan and guaranty were amended to extend the due date from May 31, 2001 to November 30, 2003 and to provide the Company with additional borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company's common stock. Based upon fair market value at the time of issuance, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the statement of operations as a component of interest expense over the term of the guaranty.

      In January 2002, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to three million shares of its common stock and warrants. The common stock was valued at $1.50 per share and warrants to purchase additional shares at $2.75 per share were offered. At December 31, 2001, the Company had received bridge financing of $1.6 million, which was convertible to common stock subject to closing conditions. The offering closed on January 16, 2002. The Company sold 2,381,952 shares of common stock for a total of approximately $3,573 and granted 476,396 warrants to purchase the Company's common stock at a price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company's common stock exceeds $5.50 per share. As part of an agreement with Liraz

Systems Ltd., the guarantor of the Company's term loan, the Company utilized $350 from the private placement and reduced the principal on the term loan to $2,650.

      On August 14, 2002, the Company completed a $1.6 million private placement of Series C Convertible Preferred Stock ("Series C Preferred Stock"), convertible at a conversion ratio of $0.38 per share of common stock into an aggregate of 4,184,211 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 1,046,053 shares of common stock at an exercise price of $0.38 per share. As consideration for the $1.6 million private placement, the Company received approximately $1.4 million in cash and allowed certain debt holders to convert approximately $150 of debt and $50 accounts payable to equity. The Chairman and CEO of the Company, Anthony Pizi, converted $150 of debt owed to Mr. Pizi into shares of Series C Preferred Stock and warrants. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. The Company allocated the proceeds received from the sale of the Series C Preferred Stock and warrants to the preferred stock and the detachable warrants on a relative fair value basis, resulting in the allocation $1,271 to the Series C Preferred Stock and $329 to the detachable warrants. Based on the allocation of the proceeds, the Company determined that the effective conversion price of the Series C Preferred Stock was less than the fair value of the Company's common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $329 based on the difference between the fair market value of the Company's common stock on the closing date of the transaction and the effective conversion price of the Series C Preferred Stock. The beneficial conversion feature was recorded as a discount on the value of the Series C Preferred Stock and an increase in additional paid-in capital. Because the Series C Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

      In connection with the sale of Series C Preferred Stock, the Company agreed with the existing holders of its Series A1 Convertible Preferred Stock (the "Series A1 Preferred Stock") and the Series B1 Convertible Preferred Stock (the "Series B1 Preferred Stock"), in exchange for their waiver of certain anti-dilution provisions, to reprice an aggregate of 1,801,022 warrants to purchase common stock from an exercise price of $1.77 to $0.38. The Company entered into an Exchange Agreement with such holders providing for the issuance of 11,570 shares of Series A2 Convertible Preferred Stock ("Series A2 Preferred Stock") and 30,000 Series B2 Convertible Preferred Stock ("Series B2 Preferred Stock"), respectively. Series A2 Preferred Stock and Series B2 Preferred Stock are convertible into an aggregate of 1,388,456 and 2,394,063 shares of the Company's common stock at $8.33 and $12.531 per share, respectively. The exchange is being undertaken in consideration of the temporary release of the anti-dilution provisions of the Series A1 Preferred Stockholders and Series B1 Preferred Stockholders.

      On October 25, 2002, the Company effected an exchange of all of our its outstanding shares of Series A2 Convertible Redeemable Preferred Stock and Series B2 Convertible Redeemable Preferred Stock and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock ("Series A3 Preferred Stock") and Series B3 Convertible Redeemable Preferred Stock ("Series B3 Preferred Stock") and related warrants. This exchange was made to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.333 and $12.531, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company's Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company's Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its common stock.

      Under the terms of the agreement, the Company is authorized to issue equity securities in a single or series of financing transactions representing aggregate gross proceeds to the Company of approximately $5.0 million, or up to an aggregate 17.5 million shares of common stock, without triggering the price-protection anti-dilution provisions in the Series A3 Preferred Stock and B3 Preferred Stock and related warrants. In exchange for the waiver of these price-protection anti-dilution provisions, the Company repriced the warrants as described above and have agreed to issue on a pro rata basis up to 4.6 million warrants to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock at such time and from time to time as the Company closes subsequent financing transactions up to the $5.0 million issuance cap or the 17.5 million share issuance cap. As a result of the Series C Preferred Stock financing which represented approximately $1.6 million of the Company's $5.0 million in allowable equity issuances, the Company is obligated to issue an aggregate of 1,462,801 warrants at an exercise price of $0.40 per share to the existing Preferred Stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing Preferred Stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company's subsequent financing or loan transaction or $0.40, whichever is greater.

      The Company has incurred a loss of $18.2 million for the year ended December 31, 2002 in addition to a loss of more than $105 million for the year ended December 31, 2001. The Company has experienced negative cash flows from operations for the past two years. At December 31, 2002, the Company had a working capital deficiency of approximately $6.3 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. To address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting its product line. The Company has successfully deployed their product to several key customers which it hopes will act as a reference point for new sales. The Company expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management will be successful in executing as anticipated or in a timely enough manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

SUBSEQUENT FINANCING EVENT

      On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock"), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share ("Series D-1 Warrants"). The Company is also obligated to issue warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the greater of $0.20 per share or market price at the time of issuance on or before November 1, 2003 ("Series D-2 Warrants"). The Series D-2 Warrants will become exercisable on November 1, 2003, but only if the Company fails to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended.

      As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement provide that the Company is required to place $1,000,000 of the gross proceeds from the financing into escrow to fund the joint venture. If the joint venture is not formed and operational on or by July 17, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium.

      Another condition of the financing requires the Company to place an additional $1,000,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch, Pierce, Fenner & Smith

Incorporated ("Merrill Lynch") providing for the sale of all right, title and interest to the Cicero technology. If a transaction with Merrill Lynch for the sale of Cicero is not consummated by May 18, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium.

      In connection with the sale of Series D Preferred Stock, the holders of the Company's Series A3 Preferred Stock and Series B3 Preferred Stock (collectively, the "Existing Preferred Stockholders"), entered into an agreement whereby the Existing Preferred Stockholders have agreed to waive certain applicable price protection anti-dilution provisions. Under the terms of the waiver agreement, the Company is also permitted to issue equity securities representing aggregate proceeds of up to an additional $4.9 million following the sale of the Series D Preferred Stock. Additionally, the Existing Preferred Stockholders have also agreed to a limited lock-up restricting their ability to sell common stock issuable upon conversion of their preferred stock and warrants and to waive the accrual of any dividends that may otherwise be payable as a result of the Company's delisting from Nasdaq. As consideration for the waiver agreement, the Company has agreed to issue on a pro rata basis up to 1 million warrants to all the Existing Preferred Stockholders on a pro rata basis at such time and from time to time as the Company closes financing transactions that represent proceeds in excess of $2.9 million, excluding the proceeds from the Series D Preferred Stock transaction and any investments made by a strategic investor in the software business. Such warrants will have an exercise price that is the greater of $0.40 or the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company's financing or loan transaction that exceeds the $2.9 million threshold.

CONTRACTUAL OBLIGATIONS

      Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows:

           Lease                   Lease
        Commitments   Sublease   Commitments
           Total       Income       Net
           -----       ------       ---
2003 .     1,610        (662)         948
2004 .       827        (171)         656
2005 .       579          --          579
2006 .       418          --          418
                                   ------
                                   $2,601
                                   ======

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

      We consider the most significant accounting policies and estimates in our financial statements to be those surrounding: (1) revenue recognition; (2) allowance for doubtful trade accounts receivable; (3) valuation of notes receivable; (4) capitalization and valuation of software product technology; (5) valuation of deferred tax assets; and (7) restructuring reserves. These accounting policies, the basis for any estimates and potential impact to our Consolidated Financial Statements, should any of the estimates change, are further described as follows:

      REVENUE RECOGNITION. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. For multiple-element arrangements, we apply the "residual method". According to the residual method, revenue allocated to the undelivered elements is allocated based on vendor specific objective evidence ("VSOE") of fair value of those elements. VSOE is determined by reference to the price the customer would be required to pay when the element is sold separately. Revenue applicable to the delivered elements is deemed equal to the remainder of the contract price. The revenue recognition rules pertaining to software arrangements are complicated and certain assumptions are made in determining whether the fee is fixed and determinable and whether collectability is probable. For instance, in our license arrangements with resellers, estimates are made regarding the reseller's ability and intent to pay the license fee. Our estimates may prove incorrect if, for instance, subsequent sales by the reseller do not materialize. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results

      Revenues from services include fees for consulting services and training. Revenues from services are recognized on either a time and materials or percentage of completion basis as the services are performed and amounts due from customers are deemed collectible and non-refundable. Revenues from fixed price service agreements are recognized on a percentage of completion basis in direct proportion to the services provided. To the extent the actual time to complete such services varies from the estimates made at any reporting date, our revenue and the related gross margins may be impacted in the following period.

      ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS RECEIVABLE. In addition to assessing the probability of collection in conjunction with revenue arrangements, we continually assess the collectability of outstanding invoices. Assumptions are made regarding the customer's ability and intent to pay and are based on historical trends, general economic conditions, and current customer data. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to bad debt expense.

      VALUATION OF NOTES RECEIVABLE. We continually assess the collectability of outstanding notes receivable. Assumptions are made regarding the counter party's ability and intent to pay and are based on historical trends and general economic conditions, and current financial data. As of December 31, 2002 the Company had notes receivable of $867. Should our actual experience with respect to collections differ from our initial assessment, we could incur expense in future periods.

      CAPITALIZATION AND VALUATION OF SOFTWARE PRODUCT TECHNOLOGY. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of software revenue. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, we review software product technology assets for net realizable value at each balance sheet date. For the year ended December 31, 2002, the Company recorded a write down of software product technology totaling $8,064 and as of December 31, 2002 the Company had $7,996 in capitalized software product technology. Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time.

      VALUATION OF DEFERRED TAX ASSETS. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2002, we had a valuation allowance of $76,175 against $76,175 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

      At December 31, 2002, the Company has net operating loss carryforwards of approximately $179,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2018. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

      RESTRUCTURING RESERVES. As mentioned in Note 18 of our consolidated financial statements, we incurred restructuring charges totaling $1,300 during the year ended 2002. At December 31, 2002, the restructuring liabilities that remain totaled $772 on our consolidated balance sheets. Of this amount, $182 is related to employee termination benefits that we expect to be paid in early 2003. The remaining $590 is for estimated future payments, primarily for rent in excess of anticipated sublease income. Certain assumptions went into this estimate including sublease income expected to be derived from these facilities. Should we negotiate more favorable subleases or reach a settlement with our landlords to be released from our existing obligations, we could realize a favorable benefit to our results of future operations. Should future lease costs, in excess of sublease income, if any, related to these facilities exceed our estimates, we could incur additional expense in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As the Company has sold most of its European based business and has closed several European sales offices, the majority of revenues are generated from US sources. The Company expects that trend to continue for the next year. As such, there is minimal foreign currency risk at present. Should the Company continue to develop a reseller presence in Europe and Asia, that risk will be increased.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item appears beginning on page F-1 of this report. See Items 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      As of March 28, 2003, the Board of Directors of the Company consisted of Anthony Pizi, Paul Rampel, Frank Artale, Bruce Hasenyager, Nicholas Hatalski, Kenneth Neilsen and Jay Kingley. All Directors were elected at the 2002 Annual Meeting of Stockholders and will serve until the election and qualification of their successors or until their earlier death, resignation or removal. Messrs. Hasenyager, Hatalski, Neilsen and Kingley were appointed to the Board of Directors to fill vacancies that occurred during 2002. During the year, the Company received resignations from Michel Berty in August 2002 and Theodore Fine in September 2002. Richard Daley resigned from the Board in July 2002 and John Barbano resigned his position on the Board in August 2002. Byron Viehler resigned his position on the Board in July 2002. None of the resignations were the result of a disagreement with the Company or its management. Dr. Jon Anton, who was appointed to the Board in May 2002, was not nominated for re-election. Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as a director of the Company.

ANTHONY C. PIZI

Director since August 2000          Age: 43

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

PAUL RAMPEL

Director since February 2001.       Age: 49

Mr. Rampel has served as a director since February 1, 2001. He previously served as President until June 2002. Mr. Rampel previously served as Senior Vice President of Research and Development from November 2000 when he joined the Company following the acquisition of StarQuest Software, Inc. ("StarQuest"). Previously, as chief executive officer, president and a founder of StarQuest, Mr. Rampel directed the day-to-day management operations of StarQuest. In addition, he was the design architect of StarQuest's software products and a recognized expert on IBM connectivity with 25 years of industry experience. Prior to StarQuest, Mr. Rampel was the founder and CEO of Orion Networking Systems, which was acquired by Apple Computer, Inc. in 1988. Prior to that, he was manager of data processing for McKesson and held other management positions with Alfa Laval and Communications Solutions, Inc.

FRANK G. ARTALE

Director since June 2001.           Age: 37

Mr. Artale has been a director of Level 8 since June 2001. Since March 2002, Mr. Artale has served as CEO of Consera Software. Prior to that and since July 2000, Mr. Artale served as the Vice President and General Manager of the Windows Platform Division at Veritas Software Corporation (NASDAQ: VRTS) where his group is responsible for overall product strategy for Windows targeted software products. Prior to joining Veritas, Mr. Artale spent nine years at Microsoft Corporation where he held various positions including General Manager for systems management during the Windows 2000 project and Director of Program Management for Windows NT 4.0.

NICHOLAS HATALSKI

Director since September 2002       Age: 40

Mr. Hatalski has been a director of Level 8 since September 2002. Since December 2000, Mr. Hatalski has served as a Senior Vice President of the iServices Group of Park City Solutions, Inc. Previously, he was a Practice Manager at Siemens Health Services.

BRUCE W. HASENYAGER

Director since October 2002.        Age: 60

Mr. Hasenyager has been a director of Level 8 since October 2002. Since April 2002, Mr. Hasenyager has served as Director of Business and Technology Development at the Hart eCenter at Southern Methodist University. Prior to that, Mr. Hasenyager served as Senior Vice President and CTO of Technology and Operations at MobilStar Network Corporation since April 1996.

KENNETH W. NIELSEN

Director since October 2002.        Age: 43

Mr. Nielsen has been a director of Level 8 since October 2002. Since December 1998, Mr. Nielsen has served as President and CEO of Nielsen Personnel Services, inc., a personal staffing firm. Prior to that, Mr. Nielsen was District Operations Manager for Outsource International, Inc.

JAY R. KINGLEY

Director since November 2002.       Age: 41

Mr. Kingley has been a director of Level 8 since November 2002. Since 2001, Mr. Kingley has served as CEO of Warren Partners, LLC, a software development and consultancy company. Prior to that, Mr. Kingley was Managing Director of a business development function of Zurich Financial Services Group from 1999-2001. Prior to joining Zurich Financial Services Group, Mr. Kingley was Vice President of Diamond Technology Partners, Inc., a management consulting firm.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee is currently comprised of Messrs. Artale, Rampel and Hatalski. None of the current members of the Compensation Committee has served as an executive officer of the Company, except for Mr. Rampel, who was an executive officer until June 2002, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Artale, Rampel and Hatalski have served as executive officers. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the directors and executive officers of the Company.

DIRECTOR COMPENSATION

      In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 12,000 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. In January 2002, the Board of Directors approved an amendment to the Outside Director Stock Incentive Plan to provide an increase in the number of options to be granted to outside directors to 24,000. These options vest over a three year period in equal increments upon the eligible Director's election to the Board, with the initial increment vesting on the date of grant. The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common shares in lieu of cash, subject to approval by the Board of Directors. In addition, the plan permits the Board of Directors to grant discretionary awards to eligible directors under the plan. None of the Company's

Directors received additional monetary compensation for serving on the Board of Directors of the Company in 2001, other than reimbursement of reasonable expenses incurred in attending meetings.

      In October 2002, the Board of Directors approved an amendment to the stock incentive plan for all non-management directors. Under the amendment, each non-management director will receive 100,000 options to purchase common stock of the Company at the fair market value of the common stock on the date of grant. These shares will vest in three equal increments with the initial increment vesting on the date of grant. The option grant contains an acceleration of vesting provision should the Company incur a change in control. A change in control is defined as a merger or consolidation of the Company with or into another unaffiliated entity, or the merger of an unaffiliated entity into the Company or another subsidiary thereof with the effect that immediately after such transaction the stockholders of the Company immediately prior to the transaction hold less than fifty percent (50%) of the total voting power of all securities generally entitled to vote in the election of directors, managers or trustees of the entity surviving such merger or consolidation. Under the amendment, there will be no additional compensation awarded for committee participation. The shares allocated to the Board of Directors are being issued out of the Level 8 Systems, Inc. 1997 Employee Stock Plan.

EXECUTIVE OFFICERS

      The Company's current executive officers are listed below, together with their age, position with the Company and business experience for the past five years.

ANTHONY C. PIZI                     Age: 43

Mr. Pizi currently serves as the Chairman of the Board, Chief Executive Officer and Chief Technology Officer of the Company since February 1, 2001. Prior to joining the Company, Mr. Pizi was First Vice President and Chief Technology Officer of Merrill Lynch's Private Client Technology Architecture and Service Quality Group. Mr. Pizi's 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his BS in Engineering from West Virginia University.

JOHN P. BRODERICK                   Age: 53

Mr. Broderick has served as the Chief Operating Officer of the Company since June 2002, as the Chief Financial Officer of the Company since April 2001, and as Corporate Secretary since August 2001. Prior to joining the Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim CFO. Previously, Mr. Broderick served as chief financial officer for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.S. in accounting from Villanova University.


ITEM 11. EXECUTIVE COMPENSATION.

      The following summary compensation table sets forth the compensation earned by all persons serving as the Company's during fiscal year 2002, the executive officers serving or having served at the end of fiscal 2001 whose salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 2002 and one other former executive officer who would be included but for the fact that he no longer served as executive officer at the end of fiscal 2002. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 2002, see "Option Grants in Fiscal 2002."

                           SUMMARY COMPENSATION TABLE

               NAME AND                                                                  SECURITIES      ALL OTHER
              PRINCIPAL                        FISCAL                                    UNDERLYING        ANNUAL
              POSITION                          YEAR       SALARY            BONUS        OPTIONS       COMPENSATION
              --------                          ----       ------            -----        -------       ------------
Anthony C. Pizi                                 2002      $337,500(2)      $     --       500,000         $     --
Chief Executive Officer, Chief                  2001      $527,038         $     --       500,000         $     --
Technology Officer and Chairman (1)

John P. Broderick                               2002      $200,000         $ 40,000       100,000         $     --
Chief Operating and Financial Officer,          2001      $146,788         $ 40,000       165,900         $     --
Corporate Secretary

Paul Rampel                                     2002      $133,333         $     --                       $ 76,400(4)
Former President (3)                            2001      $231,310         $ 60,000       404,300         $     --
                                                2000      $ 15,000         $     --            --

-------------
(1) Mr. Pizi began his service as Chief Executive Officer of the Company in February 2001.

(2) Mr. Pizi's base salary for fiscal 2002 was $300,000. Mr. Pizi had voluntarily elected to defer $75,000 of salary from 2001 which was paid in 2002 and to defer $37,500 of 2002 salary.

(3)   Mr. Rampel resigned his position as President in June 2002.

(4) Represents the fair market value of stock issued to Mr. Rampel as part of his separation from the Company as well as a forgiveness of debt to the Company in the amount of $32,500.

      The following table sets forth information regarding each grant of stock options to each of the Named Executives during fiscal 2002. The Company is required to withhold from the shares issued upon exercise a number of shares sufficient to satisfy applicable withholding tax obligations. The Company did not award any stock appreciation rights ("SARs") during fiscal 2002.

                          OPTION GRANTS IN FISCAL 2002

                           POTENTIAL REALIZABLE VALUE

                        NUMBER OF       PERCENT OF                                AT ASSUMED ANNUAL RATES
                       SECURITIES      TOTAL OPTIONS                                OF APPRECIATION FOR
                       UNDERLYING       GRANTED TO     EXERCISE                        OPTION TERM
                                                                                       -----------
                        OPTIONS        EMPLOYEES IN     PRICE      EXPIRATION
NAME                    GRANTED        FISCAL YEAR    ($/SHARE)       DATE         5% ($)        10% ($)
----                    -------        -----------    ---------       ----         ------        -------
Anthony C. Pizi         163,600           8.42%       $   1.50      02/25/12      $154,330      $391,623

                        336,400          17.32%       $   0.53      11/25/12       112,127       284,151


John P. Broderick       100,000           5.15%       $   0.39      07/08/12        24,527        62,156


Paul Rampel             100,000             (1)       $   0.35      10/14/12        22,011        55,781

      (1) Mr. Rampel received a grant of stock options as a member of the Company's Board of Directors. See Item 10 Director Compensation for further discussion.

      The following table sets forth information concerning the options exercised during fiscal 2002 and held at December 31, 2002 by the Named Executives.

                FISCAL 2002 YEAR - END OPTION HOLDINGS AND VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-THE-MONEY
                                                           OPTIONS AT DECEMBER 31, 2002      OPTIONS AT DECEMBER 31, 2002(1)
                                                           ----------------------------      -------------------------------
                              SHARES
                             ACQUIRED        VALUE
 NAME                       ON EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
-----------------------     -----------     --------      -----------      -------------      ------------     -------------
Anthony C. Pizi                     --           --           166,653           833,347                (2)              --

John P. Broderick                   --           --            55,295           210,605                (2)              --

Paul Rampel(3)                      --           --           237,633            66,670           $11,666          $23,335

      (1) Based on $0.38 per share, the December 31, 2002, closing price as quoted on the Nasdaq National Market.

      (2) The exercisable stock options held by these executives were not in-the-money at December 31, 2002.

      (3) Mr. Rampel holds 237,633 shares subject to stock options. As part of the separation agreement dated June 2002 between the Company and Mr. Rampel, all of Mr. Rampel's option holdings immediately vested and the period in which those options may be exercised was extended to 12 months from the date of termination. Please see "Employment Agreements, Termination of Employment and Change in Control Arrangements" for a complete description of the severance arrangement.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      Under the employment agreement between the Company and Mr. Pizi effective January 1, 2002, the Company is to pay Mr. Pizi an annual base salary of $300,000, and a performance bonus in cash of up to $150,000 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Mr. Pizi and the Company have agreed to modify his employment contract as of January 1, 2003 to provide for an annual base salary of $200,000, and a performance bonus in cash of up to $400,000 per annum as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. A revised employment agreement has not been finalized although the Company and Mr. Pizi are proceeding under the new salary terms. Upon termination of Mr. Pizi's employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi's then base salary within thirty (30) days of termination and (b) two hundred thousand (200,000) shares of the Company's common stock. In the event there occurs a substantial change in Mr. Pizi's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Pizi two hundred thousand (200,000) shares of the Company's common stock. If Mr. Pizi's employment is terminated for any reason, Mr. Pizi has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

      Under the employment agreement between the Company and Mr. Broderick effective January 1, 2002, the Company pays Mr. Broderick a base salary of $200,000 and a performance bonus of cash up to 20% of Mr. Broderick's base salary. Upon termination of Mr. Broderick's employment by the Company without cause, the Company has agreed to provide Mr. Broderick with salary continuation of six months of Mr. Broderick's then base salary beginning on the first payday after the date of termination. In the event there occurs a substantial change in Mr. Broderick's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Broderick fifty thousand (50,000) shares of the Company's common stock, a salary continuation amounting to six months of Mr. Broderick's then base salary and immediately vest all unvested stock options held by Mr. Broderick. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick's employment is terminated for any reason, Mr. Broderick has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

      Under the separation agreement between the Company and Mr. Rampel dated June 18, 2002, the Company has agreed, among other things, to provide to Mr.
Rampel: (a) forgiveness of a $32,500 debt owed to the Company by Mr. Rampel; (b) immediate vesting of all unvested stock options and the extension of the period for exercise of these options to 12 months from the date of separation; and (c) a grant of 100,000 shares of common stock of the Company. All the payments above were subject to applicable withholding. In return for this compensation, Mr. Rampel executed a release of employment related claims and agreed to forfeit 310,000 vested stock options with exercise prices between $5.87 and $6.10.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC and Nasdaq. Reporting Persons are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations all
Section 16(a) reports were timely filed except as follows: Mr. Hatalski did not timely file a Form 3 upon his appointment to the Board of Directors in September 2002. Messrs. Hasenyager and Nielsen did not timely file a Form 3 upon their appointment to the Board of Directors in October 2002. Mr. Kingley did not timely file a Form 3 upon his appointment to the Board of Directors in September 2002. With the exception of Mr. Pizi who received no options, all the members of the Board of Directors failed to timely file a Form 4 reporting the receipt of options to purchase common stock in October 2002 except Mr. Kingley, who did not timely file for the receipt of options in November 2002. The filing deficiencies referenced above were not remedied until January 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information as of March 17, 2003 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company's directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the "Named Executives") and
(iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Level 8 Systems, Inc., 214 Carnegie Center Suite 303, Princeton, New Jersey 08540.

      Stock ownership information has been furnished to the Company by the named person. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before May 16, 2003 upon the exercise of stock options. The chart is based on 19,328,088 shares outstanding as of March 17, 2003. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

                                                                                      COMMON STOCK
                                                                                      ------------
NAME OF BENEFICIAL OWNER                                                  NO. OF SHARES       PERCENT OF CLASS
------------------------                                                  -------------       ----------------
MLBC, Inc. (1).........................................................     1,166,000 (2)                6.0%
Seneca Capital International, Ltd.(3)..................................     1,369,311 (4)                7.1%
Seneca Capital, L.P.(5)................................................     1,017,911 (6)                5.2%
Anthony C. Pizi........................................................       871,564 (7)                4.5%
Paul Rampel............................................................       283,014 (8)                1.5%
John P. Broderick......................................................        55,299 (9)                  *
Frank G. Artale........................................................       33,333 (10)                  *
Nicholas Hatalski......................................................       33,333 (10)                  *
Kenneth W. Nielsen.....................................................       33,333 (10)                  *
Bruce W. Hasenyager....................................................       33,333 (10)                  *
Jay R. Kingley.........................................................       33,333 (10)                  *
All current directors and executive officers as a group (8 persons)....    1,364,673 (11)                7.1%

-------------
*     Represents less than one percent of the outstanding shares.

(1) The address of MLBC, Inc. is c/o Merrill Lynch & Co., Inc., Corporate Law Department, 222 Broadway- 17th Floor, New York, New York 10038.

(2) MLBC, Inc. is an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. See "Certain Relationships and Related Transactions."

(3) The address of Seneca Capital International, Ltd. is 527 Madison Avenue, 11th Floor, New York, New York 10022.

(4) Includes 779,826 shares of common stock issuable upon conversion of Series B3 Preferred Stock and 589,785 shares issuable upon exercise of warrants at an exercise price of $0.40. Mr. Douglas Hirsch exercises sole voting or dispositive power with respect to the shares held of record by Seneca Capital International, Ltd.

(5) The address of Seneca Capital L.P. is 527 Madison Avenue, 11th Floor, New York, New York 10022.

(6) Includes 417,205 shares of common stock issuable upon conversion of Series B3 Preferred Stock, 188,408 shares of common stock issuable upon conversion of Series A3 Preferred Stock and 412,298 shares issuable upon exercise of warrants at an exercise price of $0.40 per share. Mr. Douglas Hirsch exercises sole voting or dispositive power with respect to the shares held of record by Seneca Capital L.P.

(7)   Includes 266,643 shares subject to stock options exercisable within sixty
      (60) days, 394,737 shares of common stock issuable upon the conversion of Series C Preferred Stock and 98,684 shares of common stock issuable upon the exercise of warrants at an exercise price of $0.38 per share of common stock subject to adjustment.

(8) Includes 24,462 shares of common stock and 20,919 shares issuable upon the exercise of warrants at an exercise price of $30.00 per share. Also includes 237,633 shares subject to stock options exercisable within sixty
      (60) days.

(9) Consists of 55,299 shares subject to stock options exercisable within sixty (60) days.

(10) Consists of 33,333 shares subject to stock options exercisable within sixty (60) days.

(11) Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 8-10.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ASSIGNMENT OF NOTE RECEIVABLE FROM PROFIT KEY

      In October 2002, the Company assigned its interest in a Note Receivable from Profit Key Acquisition LLC to a group of investors including Nicholas Hatalski and Paul Rampel, members of our Board of Directors, and Anthony C. Pizi, the Chief Executive Officer of the Company. Pursuant to the terms of the agreement, Level 8 assigned its interest in a Note Receivable in the principal amount of $500,000, due March 31, 2003 with interest at 9% per annum in return for $400,000 cash. The Company solicited a competitive bid before finalizing the transaction.

SALE OF STARQUEST ASSETS

      On June 18, 2002, the Company and its subsidiary Level 8 Technologies, Inc. entered into an Asset Purchase Agreement with Starquest Ventures, Inc., a California corporation and an affiliate of Paul Rampel, a member of the Board of Directors of Level 8 and a former executive officer. Pursuant to the terms and conditions of the Asset Purchase Agreement, Level 8 sold its Star/SQL and CTRC software products to Starquest Ventures for $365,000 and the assumption of certain maintenance liabilities. $150,000 of the proceeds of the sale transaction was used to repay borrowings from Mr. Rampel. The Company solicited and received a fairness opinion on the transaction.

LOAN FROM RELATED PARTIES

      In December 2001, the Company entered into an agreement with Messrs. Rampel and Pizi which provided for borrowings from them for up to $250,000 and is secured by notes and accounts receivable. The borrowings bear interest at 10% and is payable quarterly. In connection with Mr. Rampel's resignation from the Company in June 18, 2002 and the sale of the StarQuest assets to an entity affiliated with Mr. Rampel as described above, the Company repaid $150,000 of the borrowings to Mr. Rampel. In August 2002, Mr. Pizi elected to convert approximately $150,000 of his indebtedness from the Company into equity and participated in the Series C Convertible Redeemable Preferred Stock Offering on the same terms as the other investors and as a result this agreement has been terminated.

TRANSACTIONS WITH MERRILL LYNCH

      On January 3, 2002, the Company entered into a Purchase Agreement with MLBC, Inc., an affiliate of Merrill Lynch. Pursuant to the Purchase Agreement, the Company issued 250,000 shares of its common stock to MLBC and entered into a royalty sharing agreement for sales of Cicero. Under the royalty sharing agreement, the Company is obligated to pay a royalty of 3% of the sales price for each sale of Cicero or related maintenance services. The royalties are not payable in excess of $20 million. As consideration for the issuance of the shares and the royalty payments, Merrill Lynch has entered into an amendment to the Cicero license agreement which extends our exclusive worldwide marketing, sales and development rights to Cicero and granted us certain ownership rights in the Cicero trademark. Pursuant to the Purchase Agreement, the Company also entered into a Registration Rights Agreement granting MLBC certain rights to have the shares of common stock it received under the Purchase Agreement registered under the Securities Act.

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

PREFERRED STOCK AND WARRANT EXCHANGE

      On October 25, 2002, we effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock ("Series A2 Preferred Stock") and Series B2 Convertible Redeemable Preferred Stock ("Series B2 Preferred Stock") and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock ("Series A3 Preferred Stock") and Series B3 Convertible Redeemable Preferred Stock ("Series B3 Preferred Stock") and related warrants. This exchange was made to correct a deficiency in potential conversion price adjustments from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.333 and $12.531, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company's Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company's Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its Common Stock.

      Under the terms of the agreement, we are authorized to issue equity securities in a single or series of financing transactions representing aggregate gross proceeds to the Company of approximately $5.0 million, or up to an aggregate 17.5 million shares of common stock, whichever occurs first, without triggering the price-protection anti-dilution provisions in the Series A3 Preferred Stock and B3 Preferred Stock and related warrants. In exchange for the waiver of these price-protection anti-dilution provisions, we repriced the warrants as described above and have agreed to issue on a pro rata basis up to
4.6 million warrants to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock at such time and from time to time as the Company closes subsequent financing transactions up to the $5.0 million issuance cap or the
17.5 million share issuance cap. As a result of the Series C Preferred Stock financing which represented approximately $1.6 million of the Company's $5.0 million in allowable equity issuances, the Company is obligated to issue an aggregate of 1,462,801 warrants at an exercise price of $0.40 per share to the existing Preferred Stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing Preferred Stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company's subsequent financing or loan transaction or $0.40 per share (adjusted for recapitalizations, stock splits and the like), whichever is greater.

      Previously, on October 16, 2001, the Company effected an exchange of all of its outstanding shares of Series A 4% Convertible Redeemable Preferred Stock and Series B 4% Convertible Redeemable Preferred Stock and related warrants for an equal number of shares of our newly created Series A1 Convertible Redeemable Preferred Stock ("Series A1 Preferred Stock") and Series B1 Convertible Redeemable Preferred Stock ("Series B1 Preferred Stock") and related warrants. Advanced Systems Europe, B.V. ("ASE"), a wholly owned subsidiary of Level 8's principal stockholder at the time, exchanged 10,000 shares of Series A Preferred Stock for the newly created Series A1 Preferred Stock. The effect of the exchange with respect to ASE is as follows: The conversion price for the Series A1 Preferred Stock was reduced from $10.00 to $8.333 per share, and the total number of shares of common stock into which such shares may be converted increased from 1,000,000 to 1,200,048. No dividends are payable on the Series A1 Preferred Stock. Liraz and ASE may no longer be considered related parties because of their divestments of capital stock of the Company.

LOANS TO RELATED PARTIES

      On January 27, 2001, the Company extended a loan to Paul Rampel, the then President and a director of the Company, in the amount of $75,000. The loan carried an interest rate of 10% per annum on the principal balance and the loan was due and payable in full on January 27, 2002. The loan was secured by 15,000 shares of common stock of the Company held by Mr. Rampel under a Stock Pledge agreement between the Company and Mr. Rampel. In March of 2002, Mr. Rampel, as part of his new employment agreement with the Company, gave back the 15,000 shares of stock as partial payment on the Note and agreed to pay the rest of the Note off monthly during 2002. The remainder of the balance was settled in connection with Mr. Rampel's separation agreement entered into in June 2002.

BORROWINGS AND COMMITMENTS FROM LIRAZ

      As part of the acquisition of Template software, the Company obtained $10 million in financing in the form of a 17 month term loan. The financing was guaranteed by Liraz, the Company's principal stockholder, in return for 60,000 shares of the Company's common stock. The number of shares of common stock provided in exchange for the guarantee, was determined by the independent directors of the Company in consultation with an outside appraisal firm and based upon market conditions and the Company's anticipated financing needs at closing. In the third quarter of 2000, this term loan was amended to provide the Company with an additional $5 million in borrowings and to extend the due date from May 31, 2001 to November 30, 2001. Liraz subsequently extended its guarantee of the amended loan through November 30, 2001 in exchange for 110,000 shares of the Company's common stock. The value of the shares issued will be capitalized and amortized over the term of the loan as a component of interest expense. In May of 2001, Liraz extended its guarantee until April 30, 2002. The commitment provides for an interest rate equal to the London Interbank Offered Rate plus 1% annually. As of June 30, 2002 the interest rate was approximately 3.03%. As part of the sale of the Geneva AppBuilder Product to a subsidiary of Liraz in October 2001, the company utilized the proceeds from the transaction and other assets to liquidate approximately $12 million of the outstanding debt. At the same time, Liraz extended its guarantee and the maturity date on the balance of the Note until November 2003.

ITEM 14. CONTROLS AND PROCEDURES.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS

      The following financial statements of the Company and the related report of independent accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 2002 and 2001

      Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

(B) REPORTS ON FORM 8-K

      On December 30, 2002, Level 8 Systems filed a Form 8-K reporting the completion of its asset sale agreement by and between Level 8 and EM Software Solutions, Inc.

EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION

2.1      Asset Purchase Agreement, dated as of December 13, 2002, by and among
         Level 8 Systems, Inc., Level 8 Technologies, Inc. and EMSoftware
         Solutions, Inc. (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)
         (incorporated by reference to exhibit 2.1 to Level 8's Form 8-K filed
         December 30, 2002).

3.1 Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended December 30, 2002 (filed herewith).

3.2 Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8's Form 10-K filed April 2,
         2002).

3.3      Certificate of Designation relating to Series A3 Convertible Redeemable
         Preferred Stock. (incorporated by reference to exhibit 3.1 to Level 8's
         Form 10-Q filed November 15, 2002).

3.4      Certificate of Designation relating to Series B3 Convertible Redeemable
         Preferred Stock. (incorporated by reference to exhibit 3.2 to Level 8's
         Form 10-Q filed November 15, 2002).

3.5      Certificate of Designation relating to Series C Convertible Redeemable
         Preferred Stock. (Incorporated by reference to exhibit 3.1 to Level 8's
         Form 8-K filed August 27, 2002).

4.1 Registration Rights Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private
         Placement listed on Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 25, 2002).

4.2      Registration Rights Agreement, dated as of January 3, 2002, between
         Level 8 Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

4.3 Registration Rights Agreement, dated as of August 29, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series
         A2/A3 Preferred Stock and Series B2/B3 Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8's Form 8-K filed August 30, 2002).

4.3A     First Amendment to Registration Rights Agreement, dated as of October
         25, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred
         Stock (incorporated by reference to exhibit 10.4 to Level 8's Form 10-Q filed November 15, 2002).

4.4      Registration Rights Agreement, dated as of June 13, 1995, between
         Level 8 Systems, Inc. and Liraz Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor)
         Registration Statement on Form S-1, filed May 12, 1995, File No.
         33-92230).

4.4A     First Amendment to Registration Rights Agreement, dated as of August 8,
         2001, to the Registration Rights Agreement dated as of June 13, 1995, by and between Across Data Systems, Inc. (Level 8's predecessor) and
         Liraz Systems Ltd. (incorporated by reference to exhibit 4.1 to Level
         8's Report on Form 8-K, filed August 14, 2001).

4.5 Registration Rights Agreement, dated as of August 14, 2002, entered into by and between Level 8 Systems, Inc. and the investors in Series C
         Preferred Stock (incorporated by reference to exhibit 4.1 to Level 8's
         Form 8-K filed August 27, 2002).

4.6      Form of Stock Purchase Warrant issued to the Purchasers in the January
         Private Placement (incorporated by reference to exhibit 10.2 to Level
         8's Report on Form 8-K, filed January 25, 2002).

4.7 Form of Series A3 Stock Purchase Warrant (incorporated by reference to exhibit 10.2 of Level 8's Form 10-Q filed November 15, 2002).

4.8 Form of Series B3 Stock Purchase Warrant (incorporated by reference to exhibit 10.3 of Level 8's Form 10-Q filed November 15, 2002).

4.9 Form of Series C Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K filed August 27, 2002).

10.1 Securities Purchase Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement (incorporated by reference to exhibit 10.1 to Level 8's Report on Form 8-K, filed January 25, 2002).

10.2 Purchase Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 10.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

10.2A Purchase Agreement, dated as of July 31, 2000, between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K, filed August 11, 2000).

10.3 Securities Purchase Agreement, dated as of August 14, 2002, by and among Level 8 Systems, Inc. and the purchasers of the Series C Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed August 27, 2002).

10.4 Agreement by and among Level 8 Systems, Inc. and the holders of Series A1/A2/A3 and B1/B2/B3 Preferred Stock, dated as of August 14, 2002 (incorporated by reference to exhibit 10.3 to Level 8's Form 8-K filed August 27, 2002).

10.3 Exchange Agreement among Level 8 Systems, Inc., and the various stockholders identified and listed on Schedule I, dated as of August 29, 2002 (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed August 30, 2002).

10.3A First Amendment to Exchange Agreement, dated as of October 25, 2002, among Level 8 Systems, Inc., and the various stockholders identified and listed on Schedule I to that certain Exchange Agreement, dated as of August 29, 2002 (incorporated by reference to exhibit 10.1 to Level 8's Form 10-Q filed November 15, 2002).

10.3B Securities Purchase Agreement, dated as of June 29, 1999, among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series A Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999).

10.3C Securities Purchase Agreement, dated as of July 20, 2000, among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed July 31, 2000).

10.4 Amended PCA Shell License Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K, filed January 11, 2002).

10.4A PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed September 11,
         2000).

10.5 Asset Purchase Agreement by and among Level 8 Systems, Inc., Level 8 Technologies, Inc. and Starquest Ventures, Inc., dated as of May 31, 2002 (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K filed June 25, 2002).

10.5 Promissory Note of Level 8 Systems, Inc., dated as of September 28, 2001, among Level 8 Systems, Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.2 to Level 8's Form 10-K filed April 2, 2002).

10.6 Employment Agreement between Anthony Pizi and the Company effective January 1, 2002 (incorporated by reference to exhibit 10.10 of Level 8's Form 10-K filed April 1, 2002).*

10.7 Employment Agreement between John P. Broderick and the Company effective January 1, 2002 (incorporated by reference to exhibit 10.11 of Level 8's Form 10-K filed April 1, 2002).*

10.8 Separation Agreement and Mutual Limited Release between Level 8 Systems, Inc. and Paul Rampel (incorporated by reference to exhibit
         10.1 of Level 8's Form 8-K filed June 25, 2002).*

10.9 Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated (incorporated by reference to exhibit 10.2 to Level 8's Registration Statement of Form S-1/A, filed September 22, 2000, File No. 333-44588).*

10.9A Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.14A to Level 8's Form 10-K filed April 2, 2002).*

10.10 Level 8's February 2, 1995 Non-Qualified Option Plan (incorporated by reference to exhibit 10.1 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).*

10.11 Lease Agreement for Cary, N.C. offices, dated March 31, 1997, between Seer Technologies, Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.47 to Seer Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1997, File No. 000-26194).

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

10.13 Lease Agreement, dated February 23, 2001, between Level 8 Systems, Inc. and Carnegie 214 Associates Limited Partnership (incorporated by reference to exhibit 10.15 to Level 8's Annual Report on Form 10-K, filed March 29, 2001).

21.1     List of subsidiaries of the Company (filed herewith).

23.1     Consent of Deloitte & Touche LLP (filed herewith).

99.1 Certification of Anthony C. Pizi Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2 Certification of John P. Broderick Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*        Management contract or compensatory agreement.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEVEL 8 SYSTEMS, INC.


                                             By: /s/ Anthony C. Pizi
                                                 -------------------------------
                                                  Anthony C. Pizi
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                              Title                                   Date
       ---------                              -----                                   ----
/s/ Anthony C. Pizi             Chairman of the Board and Chief                 March 31, 2003
------------------------        Executive Officer (Principal Executive
Anthony C. Pizi                 Officer)


/s/ John P. Broderick           Chief Financial and Operating Officer           March 31, 2003
------------------------        (Principal Chief Accounting Officer)
John P. Broderick

/s/ Paul Rampel                 Director                                        March 31, 2003
------------------------
Paul Rampel

/s/ Frank Artale                Director                                        March 31, 2003
------------------------
Frank Artale

/s/ Nicholas Hatalski           Director                                        March 31, 2003
------------------------
Nicholas Hatalski

/s/ Bruce Hasenyager            Director                                        March 31, 2003
------------------------
Bruce Hasenyager

/s/ Kenneth Neilsen             Director                                        March 31, 2003
------------------------
Kenneth Neilsen

/s/ Jay Kingley                 Director                                        March 31, 2003
------------------------
Jay Kingley

                                 CERTIFICATIONS

I, Anthony C. Pizi, certify that:

1. I have reviewed this annual report on Form 10-K of Level 8 Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                         /s/ Anthony C. Pizi
                                             -----------------------------------
                                             Anthony C. Pizi
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

I, John P. Broderick, certify that:

1. I have reviewed this annual report on Form 10-K of Level 8 Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                         /s/ John P. Broderick
                                             -----------------------------------
                                             John P. Broderick
                                             Chief Financial and Operating
                                             Officer
                                             (Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS

Independent Auditors' Report.......................................................      F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets........................................................      F-3

Consolidated Statements of Operations..............................................      F-4

Consolidated Statements of Changes in Stockholders' Equity.........................      F-5

Consolidated Statements of Comprehensive Loss......................................      F-6

Consolidated Statements of Cash Flows..............................................      F-7

Notes to Consolidated Financial Statements.........................................     F-10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Level 8 Systems, Inc.
Cary, North Carolina


We have audited the accompanying consolidated balance sheets of Level 8 Systems, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive loss for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Companies as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina
March 28, 2003

                              LEVEL 8 SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    DECEMBER 31,           DECEMBER 31,
                                                                                        2002                   2001
                                                                                    ------------          -------------
ASSETS

Cash and cash equivalents .....................................................      $     199             $     510
Available-for-sale securities .................................................             --                   155
Assets held for sale - systems integration ....................................             --                11,184
Assets of operations to be abandoned ..........................................            453                   853
Trade accounts receivable, net ................................................          1,291                   579
Receivable from related party .................................................             73                   805
Notes receivable, net .........................................................            867                 1,977
Note receivable from related party ............................................             --                 1,082
Prepaid expenses and other current assets .....................................            731                 1,650
                                                                                     ---------             ---------
        Total current assets ..................................................          3,614                18,795
Property and equipment, net ...................................................            162                   763
Software product technology, net ..............................................          7,996                15,415
Note receivable ...............................................................             --                   500
Other assets ..................................................................             80                   271
                                                                                     ---------             ---------
        Total assets ..........................................................      $  11,852             $  35,744
                                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Short term debt ...............................................................      $   2,893             $     245
Accounts payable ..............................................................          3,537                 2,577
Accrued expenses:
    Salaries, wages, and related items ........................................            107                   642
    Restructuring .............................................................            772                   853
    Other .....................................................................          1,332                 4,277
Due to related party ..........................................................             --                    56
Liabilities held for sale - systems integration ...............................             --                 3,918
Liabilities of operations to be abandoned .....................................            916                 1,174
Deferred revenue ..............................................................            311                   524
                                                                                     ---------             ---------
        Total current liabilities .............................................          9,868                14,266
Long-term debt, net of current maturities .....................................             --                 4,600
Warrant liability .............................................................            331                 2,985
Commitments and contingencies (Notes 20 and 21)
Stockholders' equity
    Convertible redeemable preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2002 and 2001, respectively ....................

      Series A1   - 11,570 shares issued and outstanding at December 31, 2001,
                    $1,000 per share liquidation preference (aggregate
                    liquidation value of $11,570).                                          --                    --

      Series A3   - 10,070 shares issued and outstanding at December 31, 2002,
                    $1,000 per share liquidation preference (aggregate
                    liquidation value of $10,070).                                          --                    --

      Series B1   - 30,000 shares issued and outstanding at December 31, 2001,
                    $1,000 per share liquidation preference (aggregate
                    liquidation value of $30,000).                                          --                    --

      Series B3   - 30,000 shares issued and outstanding at December 31, 2002,
                    $1,000 per share liquidation preference (aggregate
                    liquidation value of $30,000).                                          --                    --

      Series C    - 1,590 shares issued and outstanding at December 31, 2002 -
                    $1000 per share liquidation preference (aggregate
                    liquidation value of $1,590).                                           --                    --

    Common stock, $0.001 par value, 60,000,000 and 40,000,000 authorized at
      December 31, 2002 and 2001, respectively; 19,202,763 and 16,155,559
      issued and outstanding at December 31, 2002 and 2001, respectively.                   19                    16
    Additional paid-in-capital ................................................        202,916               196,043
    Accumulated other comprehensive loss ......................................           (717)                 (778)
    Accumulated deficit .......................................................       (200,565)             (181,388)
                                                                                     ---------             ---------
        Total stockholders' equity ............................................          1,653                13,893
                                                                                     ---------             ---------
        Total liabilities and stockholders' equity ............................      $  11,852             $  35,744
                                                                                     =========             =========


         The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------------
                                                                              2002            2001            2000
                                                                            --------        ---------       --------
Revenue:
  Software ..........................................................       $  1,491        $   1,658       $ 45,998
  Maintenance .......................................................            571            9,262         15,967
  Services ..........................................................          1,039            6,437         21,764
                                                                            --------        ---------       --------
        Total operating revenue .....................................          3,101           17,357         83,729

Cost of revenue:
  Software ..........................................................          7,396           14,800          9,844
  Maintenance .......................................................            181            3,249          5,716
  Services ..........................................................            900            5,487         19,757
                                                                            --------        ---------       --------
        Total cost of revenue .......................................          8,477           23,536         35,317

Gross margin ........................................................         (5,376)          (6,179)        48,412

Operating expenses:
  Sales and marketing ...............................................          2,808           11,042         35,177
  Research and product development ..................................          1,902            5,365          8,861
  General and administrative ........................................          3,935            9,630         12,682
  In-process research and development ...............................             --               --          1,800
  Amortization of intangible assets .................................             --            6,259         14,191
  Impairment of intangible assets ...................................             --            7,929             --
  (Gain)/loss on disposal of assets .................................            461           (6,345)           379
  Restructuring, net ................................................          1,300            8,650             --
                                                                            --------        ---------       --------
        Total operating expenses ....................................         10,406           42,530         73,090
                                                                            --------        ---------       --------
Loss from operations ................................................        (15,782)         (48,709)       (24,678)

Other income (expense):
  Interest income ...................................................            180              820            976
  Interest expense ..................................................           (471)          (4,346)        (3,337)
  Other-than-temporary decline in fair value of marketable securities             --           (3,845)            --
  Change in fair value of warrant liability .........................          2,947             (885)            --
  Other expense .....................................................           (171)            (594)          (265)
                                                                            --------        ---------       --------
Loss before provision for income taxes ..............................        (13,297)         (57,559)       (27,304)
  Income tax provision (benefit) ....................................           (155)             501          1,063
                                                                            --------        ---------       --------
Loss from continuing operations .....................................       $(13,142)       $ (58,060)      $(28,367)
Loss from discontinued operations ...................................         (5,040)         (47,075)
                                                                            --------        ---------       --------
Net loss ............................................................       $(18,182)       $(105,135)      $(28,367)
                                                                            ========        =========       ========

  Preferred dividends ...............................................                             926          1,036
  Accretion of preferred stock & deemed dividends ...................            995               --             --
  Cumulative effect of accounting change (See Note 1.) ..............             --               --          4,785
                                                                            --------        ---------       --------
Net loss applicable to common stockholders ..........................       $(19,177)       $(106,061)      $(34,188)
                                                                            ========        =========       ========

Loss from continuing operations - basic and diluted .................          (0.75)           (3.70)         (2.10)
Loss from discontinued operations - basic and diluted ...............          (0.27)           (2.95)            --
Cumulative effect of accounting change -- basic and diluted .........             --               --          (0.34)
                                                                            --------        ---------       --------
Net loss applicable to common stockholders -- basic and diluted .....       $  (1.02)       $   (6.65)      $  (2.44)
                                                                            ========        =========       ========

Weighted average common shares outstanding -- basic and diluted .....         18,877           15,958         14,019
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

                              LEVEL 8 SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                           ACCUMULATED
                                                 COMMON STOCK   PREFERRED STOCK  ADDITIONAL                   OTHER
                                                --------------  ---------------   PAID-IN    ACCUMULATED  COMPREHENSIVE
                                                SHARES  AMOUNT  SHARES  AMOUNT    CAPITAL     (DEFICIT)      INCOME        TOTAL
                                                ------  ------  ------  -------  ----------  -----------  -------------  ---------
Balance at December 31, 1999 .................  12,329  $  12    19     $  --    $ 113,507   $  (41,139)    $   (159)    $ 72,221
Shares issued for StarQuest ..................     492      1                       10,082                                 10,083
Shares issued for StarQuest debt .............     243     --                        2,175                                  2,175
Shares issued for private placement ..........                   30                 29,532                                 29,532
Shares issued for loan guarantee .............     110     --                        2,805                                  2,805
Shares issued for Cicero technology
purchase .....................................   1,000      1                       22,464                                 22,465
Shares issued for Momentum debt conversion ...      55     --                        1,904                                  1,904
Conversion of preferred shares ...............     738      1    (7)                                                            1
Conversion of warrants .......................     296     --                        2,529                                  2,529
Warrants issued for bank loan ................                                         775                                    775
Exercises of stock options ...................     523      1                        6,386                                  6,387
Preferred stock dividend .....................                                                   (1,036)                   (1,036)
Cumulative effect of accounting change .......                                       4,785       (4,785)                       --
Foreign currency translation adjustment ......                                                                  (332)        (332)
Unrealized losses on marketable securities ...                                                                (3,412)      (3,412)
Net loss .....................................                                                  (28,367)                  (28,367)
                                                ------  -----   ---       ---    ---------   ----------     --------     --------
Balance at December 31, 2000 .................  15,786  $  16    42     $  --    $ 196,944   $  (75,327)    $ (3,903)    $117,730
Shares issued as compensation ................     369     --                        1,199                                  1,199
Preferred stock dividend .....................                                                     (926)                     (926)
Reclassification of warrant liability ........                                      (2,100)                                (2,100)
Foreign currency translation adjustment ......                                                                  (287)        (287)
Reclassification of unrealized loss included
in income-other than temporary decline .......                                                                 3,765        3,765
Unrealized losses on marketable securities....                                                                  (353)        (353)
Net loss .....................................                                                 (105,135)                 (105,135)
                                                ------  -----   ---       ---    ---------   ----------     --------     --------
Balance at December 31, 2001 .................  16,155  $  16    42     $  --    $ 196,043   $ (181,388)    $   (778)     $13,893
Shares issued as compensation ................     108     --                          139                                    139
Shares issued in private placement of
common stock .................................   2,382      3                        3,571                                  3,574
Shares issued for litigation settlement ......     142     --                          270                                    270
Shares issued for Cicero license agreement....     250     --                          622                                    622
Shares forfeited for repayment of notes
receivable ...................................    (15)     --                          (21)                                   (21)
Shares issued in private placement of
series C preferred ...........................             --     2                  1,590                                  1,590
Conversion of preferred shares to common .....     181     --    (2)                    --                                     --
Warrants issued for financing ................                                         373         (373)                       --
Accretion of preferred stock .................                                         329         (329)                       --
Deemed dividend                                                                                    (293)                     (293)
Foreign currency translation adjustment ......                                                                    61           61
Net loss .....................................                                                  (18,182)                  (18,182)
                                                ------  -----   ---       ---    ---------   ----------     --------     --------
Balance at December 31, 2002 .................  19,203  $  19    42     $  --    $ 202,916   $ (200,565)     $  (717)    $  1,653
                                                ======  =====   ===       ===    =========   ==========      =======     ========


               The accompanying notes are an integral part of the
                             financial statements.

                              LEVEL 8 SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                 2002             2001                  2000
                                                               --------         ---------             --------
Net loss ................................................      $(18,182)        $(105,135)            $(28,367)
Other comprehensive income, net of tax ..................
  Foreign currency translation adjustment ...............          (199)             (287)                (332)
    Reclassification of accumulated foreign currency
      translation adjustments for dissolved subsidiaries            260
  Unrealized loss on available-for-sale securities ......            --              (353)              (3,412)
  Reclassification of unrealized loss included in income-
      other than temporary decline ......................            --             3,765                   --
                                                               --------         ---------             --------
Comprehensive loss ......................................      $(18,121)        $(102,010)            $(32,111)
                                                               ========         =========             ========


               The accompanying notes are an integral part of the
                             financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                          -------------------------------------
                                                                                            2002          2001           2000
                                                                                          --------      ---------      --------
Cash flows from operating activities:
 Net loss ...........................................................................     $(18,182)     $(105,135)     $(28,367)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ....................................................        8,042         27,758        26,078
   Change in fair value of warrant liability ........................................       (2,947)           885            --
   Stock compensation expense .......................................................          139          1,199            --
   Unrealized loss on marketable securities-other than temporary decline ............                       3,845            --
   Purchased in-process research and development ....................................                          --         1,800
   Impairment of intangible assets and software product technology ..................                      46,923            --
   Provision for doubtful accounts ..................................................         (477)         3,812           572
   (Gain)/loss on disposal of assets ................................................          461         (6,346)          379
   Other ............................................................................           98           (188)           42
   Changes in assets and liabilities, net of assets acquired and liabilities assumed:
     Trade accounts receivable and related party receivables ........................          352         10,454        (2,339)
         Assets and liabilities held for sale - systems integration .................        6,409             --
         Assets and liabilities of operations to be abandoned .......................          473             --
     Due from Liraz .................................................................          (56)           (3)            --
     Prepaid expenses and other assets ..............................................          803            834         1,854
     Accounts payable and accrued expenses ..........................................       (2,181)        (5,284)       (1,223)
     Merger-related and restructuring ...............................................                         952        (3,526)
     Deferred revenue ...............................................................         (122)           657        (1,236)
                                                                                          --------      ---------      --------
      Net cash used in operating activities .........................................       (7,188)       (19,637)       (5,966)
Cash flows from investing activities:
 Proceeds from sale of available for sale securities ................................          175             --            --
 Purchases of property and equipment ................................................          (11)          (198)       (1,972)
 Cash payments secured through notes receivable .....................................           --            (77)       (1,252)
 Repayment of note receivable .......................................................        2,460            675           500
 Purchase of available for sale securities ..........................................           --             --        (4,000)
 Investment in Access International .................................................           --             --          (350)
 Cash received from sale of property ................................................           --          2,236            --
 Cash received from sale of line of business assets .................................        1,300         19,900            --
 Payments for businesses acquired ...................................................           --             --        (2,674)
 Cash received from acquisitions, net ...............................................           --             --         1,839
 Additions to software product technology ...........................................           --         (2,310)         (726)
                                                                                          --------      ---------      --------
       Net cash provided by (used in) investing activities ..........................        3,924         20,226        (8,635)
Cash flows from financing activities:
 Proceeds from issuance of common shares, net of issuance costs .....................        1,974             --         8,915
 Proceeds from issuance of preferred shares, net of issuance costs ..................        1,380             --        29,532
 Dividends paid for preferred shares ................................................           --         (1,345)         (789)
 Proceeds from bridge financing .....................................................           --          1,600            --
 Issuance costs of common shares ....................................................           --             --          (187)
 Payments on loans to related party .................................................           --             --        (4,519)
 Payments under capital lease obligations and other liabilities .....................           --           (133)          (87)
 Net borrowings on line of credit ...................................................           --            245         5,175
 Borrowings under credit facility, term loans and notes payable .....................          381             --        15,000
 Repayments of term loans, credit facility and notes payable ........................         (583)       (24,000)      (20,945)
                                                                                          --------      ---------      --------
       Net cash (used in) provided by financing activities ..........................        3,152        (23,633)       32,095
Effect of exchange rate changes on cash .............................................         (199)          (302)         (147)
Net (decrease) increase in cash and cash equivalents ................................         (311)       (23,346)       17,347
Cash and cash equivalents:
 Beginning of period ................................................................          510         23,856         6,509
                                                                                          --------      ---------      --------
 End of period ......................................................................     $    199      $     510      $ 23,856
                                                                                          ========      =========      ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Income taxes ..................................................................     $    117      $     280      $    497
      Interest ......................................................................     $    224      $   1,339      $  2,104


         The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


Non-cash Investing and Financing Activities

2002

During 2002, the Company issued 109,672 shares of common stock to employees for retention bonuses and severance. The bonus was valued at $92. See Note 12.

In January 2002, the Company extended the exclusive, perpetual license to develop and sell the Cicero application integration software and obtain ownership of the registered trademark from Merrill Lynch in exchange for 250,000 shares of common stock. Total consideration was valued at $622. See Note 8.

In June 2002, the Company issued 141,658 shares of common stock to a former reseller of the company as part of a settlement agreement. The settlement agreement was valued at $270.

In August 2002, as part of the Series C Convertible Redeemable Preferred Stock offering, ("Series C Preferred Stock") the Company exchanged approximately $150 of indebtedness to Anthony Pizi, the Chairman of the Company for Series C Preferred Stock..

In August 2002, the Company completed an exchange of 11,570 shares of Series A1 Convertible Redeemable Preferred Stock ("Series A1 Preferred Stock") and 30,000 shares of Series B1 Convertible Redeemable Preferred Stock ("Series B1 Preferred Stock") for 11,570 shares of Series A2 Convertible Preferred Stock ("Series A2 Preferred Stock") and 30,000 shares of Series B2 Convertible Preferred Stock ("Series B2 Preferred Stock"), respectively. See Note 12.

In October 2002, the Company completed an exchange of all of the outstanding shares of Series A2 Convertible Redeemable Preferred Stock ("Series A2 Preferred Stock") and Series B2 Convertible Redeemable Preferred Stock ("Series B2 Preferred Stock") and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock ("Series A3 Preferred Stock") and Series B3 Convertible Redeemable Preferred Stock ("Series B3 Preferred Stock") and related warrants. This exchange was effected to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants. See Note 12.

In December 2002, the Company issued 1,462,801 warrants to holders of the Series A3 Convertible Redeemable Preferred Stock and Series B3 Convertible Redeemable Preferred Stock under an existing agreement and in consideration for the waiver of certain price protection anti-dilution provisions of the Series A3 Preferred Stock and Series B3 Preferred Stock agreements. The warrants have a strike price of $0.40. See Note 12.

In December 2002, the Company received $744 and $617 in notes receivables related to the sale of assets related to Systems Integration segment products. See Note 2.

2001

During 2001, the Company issued 369,591 shares of common stock to employees for retention bonuses, severance and consulting. The bonus was valued at $1,199. See
Note 12.

In September and October 2001, the Company received $400 and $1,000 in notes receivable related to the sale of assets related to the Message Queuing/XIPC and AppBuilder assets, respectively. See Note 2.

During 2001, the Company recorded a $3,765 unrealized loss on marketable securities related to an other-than-temporary decline in fair value. See Note 4.

During 2001, the Company performed consulting services valued at $750 in exchange for common shares of a strategic partner. See Note 6.

In September 2001, the Company retired a note receivable from related party totaling $495 in exchange for the forfeiture by the director and officer of certain retirement benefits. See Note 17.

On October 16, 2001, the Company completed an exchange of 11,570 shares of Series A 4% Convertible Redeemable Preferred Stock ("Series A Preferred Stock") and 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock ("Series B Preferred Stock") for 11,570 shares of Series A1 Convertible Preferred Stock ("Series A1 Preferred Stock") and 30,000 shares of Series B1 Convertible Preferred Stock ("Series B1 Preferred Stock"), respectively. See Note 12.

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

During 2000, the Company acquired StarQuest Software, Inc. ("StarQuest") for $850 in cash and approximately $10,138 in stock and warrants. A reconciliation of the cost of the acquisition to the net cash paid for the acquisition is as follows:

 Fair value of:
        Assets received .................................    $ 18,372
        Liabilities assumed..............................      (7,228)
        Additional direct costs..........................         (70)
        Stock and warrants issued........................     (10,138)
                                                             --------
        Cash paid .......................................        (936)
        Cash acquired ...................................          15
                                                             --------
        Net cash paid for acquisition....................    $   (921)
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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $18.2 million and has experienced negative cash flows from operations for the year ended December 31, 2002. At December 31, 2002, the Company had a working capital deficiency of approximately $6.3 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. These factors among others raises substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. To address these issues, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers and completed some very strategic sales to existing customers. The Company has completed another round of financing wherein it raised $3.5 million of new funds from several investors, of which approximately $1.5 million was immediately available to the Company. Management expects that it will be able to raise additional capital and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management's plan will be executed as anticipated.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. See Note 2 regarding the sales of subsidiaries. All of the Company's subsidiaries are wholly-owned for the periods presented.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

AVAILABLE-FOR-SALE SECURITIES

Investments in publicly traded entities are classified as available-for-sale and are stated at fair value. Net unrealized gains or losses are recorded as a component of stockholder's equity until realized or an other-than-temporary decline in fair value has occurred. The market value is based on the closing price as quoted by the respective stock exchange.

The Company has recorded a loss relating to an other-than-temporary decline in the market value of the shares as an unrealized loss on marketable securities in the accompanying consolidated statement of operations. See Note 4.

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

Additionally, the Company has recorded software development costs for its purchases of developed technology through acquisitions. See Note 8.

Capitalized software costs are amortized over related sales on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product. See Note 8.

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

INTANGIBLE ASSETS

The Company had no recorded intangible assets at December 31, 2002 and 2001. Prior to 2001 Intangible assets consisted of both identifiable and unidentifiable assets (goodwill) and are amortized on a straight-line basis over periods from three to seven years. On a periodic basis and whenever changes in events or circumstances indicate that the asset may not be recoverable, the Company assessed the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the related operations. If an impairment exists, the amount of such impairment is calculated based on the difference between the carrying amount of the asset and estimated fair value of the asset, which is determined based upon anticipated cash flows discounted at a rate commensurate with the risk involved. See Note 9.

LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. Effective January 1, 2002, the Company accounts for impairments under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was superceded by SFAS No. 144. No impairments of long-lived assets were recorded in 2000 or 2001. During 2002, the Company recorded impairments associated with the sale of the Geneva and Star SQL and CTRC operations. See
Note 8.

REVENUE RECOGNITION

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

ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were approximately $53, $1,198, and $3,494 for the years ended December 31, 2002, 2001, and 2000, respectively.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development costs are expensed as incurred.

INCOME TAXES

The Company uses Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are generally considered. A valuation allowance is recorded when it is "more likely than not" that recorded deferred tax assets will not be realized. See Note 11.

DISCONTINUED OPERATIONS

During the third quarter of 2002, the Company made a decision to dispose of the Systems Integration segment and entered into negotiations with potential buyers. The Systems Integration segment qualified for treatment as a discontinued operation in accordance with the SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and the Company has reclassified the results of operations for Systems Integration segment in 2002 and 2001 to Loss on discontinued operations in the Consolidated Statements of Operations. The result of the Systems Integration segment for 2000 have not been reclassified as the Company did not utilize the line-of-business approach to manage the Company, thus the information is not available and it is impractical to obtain. The Consolidated Statements of Cash Flows for 2001 and 2000 have not been restated to reflect the discontinued operations as the information is not available and is impractical to obtain. The sale of the Systems Integration segment was completed in December 2002. See Note 2.

ACCOUNTING CHANGE

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

LOSS PER SHARE

Basic (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2002, 2001, and 2000, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                      2002        2001     2000
                                                     ------      ------    -----
        Stock options...............................  3,834       4,366    3,876
        Warrants....................................  5,316       2,569    2,662
        Preferred stock.............................  7,812       3,782    2,354
                                                     ------      ------    -----
                                                     16,962      10,717    8,892
                                                     ======      ======    =====


In 2002 no dividends were declared on preferred stock. In 2001 and 2000 dividends totaled $926 and $1,036, and were included in the loss per share calculations.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of SFAS 123 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company's net income and diluted net income per common share would have been the pro forma amounts indicated below.


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                   2002           2001             2000
                                                                                ---------      ---------        ---------
Net loss applicable to common stockholders                                      $ (19,177)     $(106,061)       $ (34,188)
Less: Total stock-based employee compensation expense under
  fair value based method for all awards, net of related tax effects.........      (3,387)        (2,735)          (8,168)
                                                                                ---------      ---------        ---------
Pro forma loss applicable to common stockholders.............................   $ (22,563)     $(108,796)       $ (42,356)
                                                                                =========      =========        =========
Earnings per share:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                   2002           2001             2000
                                                                                ---------      ---------        ---------
Basic and diluted --as reported..............................................   $   (1.02)     $   (6.65)       $   (2.44)
Basic and diluted - pro forma................................................   $   (1.20)     $   (6.82)       $   (3.02)



WARRANTS LIABILITY

The Company has issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants are accounted for as a liability and are re-measured through the statements of operations at each balance sheet date.

RECLASSIFICATIONS

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146".) This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations and financial conditions.

In November 2001, Emerging Issues Task Force Consensus No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, was issued, and considered whether reimbursements received for "out-of-pocket" expenses incurred would be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff believes that the reimbursements received should be characterized as revenue. The Company has adopted this policy effective January 1, 2002 and as required has reclassified comparative financial information for 2001 and 2000. Reimbursements for "out-of-pocket" expenses of $223, $442, and $1,138 for the year ended December 31, 2002, 2001, and 2000, respectively, have been included in service revenues and service cost of revenues.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") which supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations for all transactions initiated after June 30, 2001 and modifies the application of the purchase accounting method. The provisions of SFAS 141 will be effective for transactions that account for using the purchase method that are completed after June 30, 2001. The adoptions of this Statement did not have an impact on the consolidated financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing for goodwill and intangible assets and the identification of reporting units for purposes of assessing potential future impairment of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. As of January 1, 2002, the Company adopted SFAS 142. However, during 2001 the Company recorded an impairment of all of its goodwill and intangible balances totaling $43.9 million and had no remaining goodwill or intangible balances as of January 1, 2002. As the Company has no goodwill remaining on its balance sheet, the adoption of the provisions of this statement did not have a material impact on the consolidated financial statements.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have an impact on the consolidated financial statements.

NOTE 2. DISPOSITIONS

SALE OF GENEVA

Effective October 1, 2002, the Company sold its Systems Integration software business to EM Software Solutions, Inc. Under the terms of the agreement, EM Solutions acquired all rights, title and interest to the Geneva Enterprise Integrator and Geneva Business Process Automator products along with certain receivables, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The Company had identified these assets as being held for sale during the third quarter of 2002 and as such, reclassified the results of operations to "income/loss from discontinued operations". The Company received total proceeds of $1,637, $276 in cash, a short-term note in the amount of $744 and a five-year note payable monthly in the amount of $617. The short-term note was due by February 13, 2003 and was repaid subsequent to December 31, 2002. The five-year note has been recorded net of an allowance of $494. The carrying value of the assets sold was approximately $374 resulting in a loss on the disposal of discontinued operations of $769. Revenues for the Systems Integration segment were $3.7 million in 2002 and $5.7 million in 2001.

SALE OF STAR SQL AND CTRC

In June 2002, the Company entered into an Asset Purchase Agreement with StarQuest Ventures, Inc., a California company and an affiliate of Paul Rampel, a member of the Board of Directors of Level 8 Systems and a former executive officer. Under the terms of the Asset Purchase Agreement, Level 8 sold its Star SQL and CTRC products and certain fixed assets to StarQuest Ventures for $365 and the assumption of certain maintenance liabilities. The Company received $300 in cash and a note receivable of $65. The loss on sale of the assets was $74. The Company used $150 from the proceeds to repay borrowings from Mr. Rampel.

SALE OF APPBUILDER ASSETS

On October 1, 2001, the Company sold its Geneva AppBuilder software business to BluePhoenix Solutions, a wholly owned subsidiary of Liraz Systems Ltd. Under the terms of the agreement, the company sold the rights, title and interest in the AppBuilder product and certain receivables, unbilled, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The AppBuilder product accounted for approximately 99% of total revenues for the year and approximately 85% of total revenues within the messaging and application engineering segment. The Company received total proceeds of $20,350, $19,000 in cash, a note receivable for $1,000 due February 2002 and a cash payment for the net assets. The carrying value of the net assets sold was approximately $15,450, the resulting gain of approximately $4.9 million has been recorded in the gain on disposal of asset. The Company subsequently repaid $22,000 of its short-term debt using the proceeds received and cash on hand. In March 2002, the $1,000 note was repaid with cash of $825 and settlement of other liabilities. At December 31, 2001, the $1,000 note was recorded as note receivable from related party and $863, including $57 classified as assets to be abandoned, was recorded as a receivable from a related party representing amounts due to the Company from BluePhoenix Solutions for the net asset amount noted above and the reimbursement for certain general and administrative expenses performed by the Company.

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

SALE OF GOVERNMENT OPERATIONS

In connection with the acquisition of Template, the Company acquired certain classified government contracts and employees who performed services for such. As of May 1, 2000 the Company disposed of its government contracts and employees and certain other related assets and obligations by selling them to a new company formed by certain of the Company's employees. The Company received a note for $1,000 to be paid in five annual payments beginning May 1, 2001 and 4.9% of the outstanding shares of the purchasing company. Due to the uncertainty of collection on the note and valuation of the new company, Level 8 fully reserved the value of the note and valued the investment at $0. During the first quarter of 2001, the Company renegotiated the note to $850, collected this amount and gave up the 4.9% ownership interest of the acquiring company. The gain was included in the gain on sales of assets.

ASSETS AND LIABILITIES TO BE ABANDONED

At December 31, 2002, the Company had made the decision to close its remaining foreign subsidiaries, except Level 8 Ireland. The Company is in the process of filing for bankruptcy or liquidation in France, the United Kingdom, and Italy and is currently awaiting the outcome of the proceedings in the United Kingdom and Italy.

In December 2002, the Company received notification of the finalization of the bankruptcy proceeding in France and recorded a gain on the closure of the subsidiary of $332.

NOTE 3. ACCOUNTS RECEIVABLE

Trade accounts receivable consists of the following at December 31:

                                                                  2002      2001
                                                                 -------    -----
        Current trade accounts receivable.....................   $ 1,434    $ 762
        Less: allowance for doubtful accounts.................      (143)    (183)
                                                                 -------    -----
                                                                 $ 1,291    $ 579
                                                                 =======    =====

Approximately $9, $200, and $358 of current trade receivables were unbilled at December 31, 2002, 2001, and 2000, respectively. There were no receivables with payment terms in excess of one year recorded during the fiscal year ended December 31, 2002.

The provision for uncollectible amounts was $(477), $3,812, and $572 for the years ended December 31, 2002, 2001, and 2000, respectively. Write-offs (net of recoveries) of accounts receivable were $(437), $5,364, and $35 for the years ended December 31, 2002, 2001, and 2000, respectively. Included in the write-offs for 2001 is approximately $3,800 from one customer who filed for Chapter 11 Protection under the U.S. Bankruptcy laws.

NOTE 4.   AVAILABLE-FOR-SALE SECURITIES

On September 29, 2000, the Company purchased 500,000 shares of the common stock and 500,000 warrants to purchase the common stock of a publicly traded e-business service provider for total consideration of $4,000 in cash. The 500,000 shares of common stock represent approximately a seven percent interest in the e-business service provider. The 500,000 warrants to purchase common stock have an exercise price of $13.00 per share. At the time of purchase, the fair value of the common stock was recorded using the quoted market price of $6.50 per share and the fair value of the warrants were recorded using the Black Scholes Option Pricing Model at $1.50 per warrant. The shares of common stock are classified as available-for-sale securities. At December 31, 2001, the market value of the common stock was $.29 per share and the fair value of the warrants determined by using the Black Scholes pricing model was $0.02 per share. The realized loss of $3,845 on the available for sale securities has been recorded in the accompanying consolidated statement of operations for 2001, as the Company deemed it to be an other-than-temporary decline in fair value. The common stock was sold subsequent to December 31, 2001 for $175.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                                                  2002           2001
                                                                                                 ------        --------
        Computer equipment...................................................................    $  206        $  2,366
        Furniture and fixtures...............................................................         8             651
        Office equipment.....................................................................       138           1,335
        Leasehold improvements...............................................................        --             542
        Land and buildings...................................................................        --              --
                                                                                                 ------        --------
                        Subtotal.............................................................       352           4,894
        Less: accumulated depreciation and amortization......................................      (190)         (4,131)
                                                                                                 ------        --------
                        Total................................................................    $  162        $    763
                                                                                                 ======        ========

Depreciation and amortization expense was $402, $945, and $1,941, for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 6. INVESTMENT IN ACCESS INTERNATIONAL

During 2001 and 2000, the Company accepted the common stock of one of its customers, Access International, in exchange for consulting services totaling $750 and $1,250, respectively. The fair value of the stock was determined based on the estimated fair value of the stock, which approximated the fair value of the services. The Company also made a cash investment of $350 in July of 2000. On October 1, 2001, the Company sold its interest in Access International to BluePhoenix Solutions as part of the sale of the AppBuilder assets. See Note 2.

NOTE 7. NOTES RECEIVABLE AND NOTE RECEIVABLE FROM RELATED PARTY

As discussed in Note 2 - Dispositions, in conjunction with the sale of the Systems Integration business to EM Software Solutions, Inc., the Company received two notes receivable from the purchaser. The first note is due on February 13, 2003 in the amount of $744 and bears interest at prime plus 2.25%. This note was repaid in February 2003. The second note is in the amount of $617 and bears interest at prime plus 1%. Principal and interest are payable monthly and the note matures in 2007. Due to the uncertainty of the collection of the note, the Company recorded the note net of an allowance of $494.

In conjunction with the 2001 sale of Geneva Message Queuing and Geneva XIPC products, the Company received a note receivable from the purchaser in the amount of $400. As of December 31, 2001, approximately $275 was outstanding under the note, which was repaid during 2002.

In February 2001, the Company loaned $75 to a director and officer of the Company under a secured note, which bears interest at a rate of 6.5% per annum. The note was payable in full in February 2002. In March 2002, the officer and director returned to the Company 15,000 shares of stock to offset a portion of the note. The balance of the note was repaid as part of the asset purchase agreement entered into with the Company in June 2002.

In conjunction with the sale of Profit Key on April 6, 1998, the Company received a note receivable from the purchaser for $2,000. The remaining payments on the note total $1,000 and are due in equal annual installments beginning on March 31, 2001. The note bears interest at 9% per annum. In 2002, the Company sold its remaining interest in the note to a group of investors including Nicholas Hatalski and Paul Rampel, both current members of Level 8 Systems Board of Directors, and Anthony Pizi, the Chairman of Level 8 Systems for $400 and recorded a loss on the sale of $100.

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

NOTE 8. SOFTWARE PRODUCT TECHNOLOGY

Effective July 2002, the Company determined that the estimated asset life of the Cicero technology has been extended as a result of the amended license agreement with Merrill Lynch wherein the exclusive right to modify, commercialize, and distribute the technology was extended in perpetuity. Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years. The remaining amortization period as of December 31, 2002 is 33 months. The effect of the change in the estimated life resulted in a reduction of 2002 amortization expense by $2,407 and a reduction in the net loss applicable to common stockholders - basic and diluted by ($.13) per share.

During the third quarter of 2000, the Company acquired license rights to Cicero, a comprehensive integrated desktop computer environment from Merrill Lynch in exchange for 1,000,000 shares of its common stock valued at $22,750. The Company is amortizing the assets over its useful life of 5 years. In January 2002, the Company issued 250,000 shares to MLBC, Inc., an affiliate of Merrill Lynch valued at $625 as consideration for amending the license agreement so as to extend the exclusivity in perpetuity.

During the fourth quarter of 2000, the Company acquired $6,600 in developed technology through its acquisition of StarQuest. The Company is amortizing the asset over its useful life of 5 years. During the third quarter of fiscal year 2001, the Company reduced its carrying value by $3,070 of the capitalized software cost recorded as part of the StarQuest acquisition to its fair value based upon an evaluation of its net realizable value. In May 2002, based upon the potential sale of the assets to a third party, the Company determined that an additional impairment had occurred in the amount of $1,564, which was recorded as software amortization The Company has been assessing its assets to determine which assets if any are to be considered non-strategic and, in May 2002, the Company received an unsolicited offer to purchase the Star/SQL and CTRC products. In June 2002, the Company sold the Star/SQL and CTRC asset. See
Note 2.

During the fiscal years ended December 31, 2002, 2001, and 2000, the Company recognized $7,375, $11,600, and $8,629, respectively, of expense related to the amortization of these costs, which is recorded as cost of software in the consolidated statements of operations. Accumulated amortization of capitalized software costs is and $16,503 and $19,355 at December 31, 2002 and 2001, respectively.

NOTE 9. IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS

Identifiable and unidentifiable intangible assets primarily include goodwill, existing customer base, assembled workforce and trademarks recorded in connection with the Company's previous acquisitions. At December 31, 2002 and 2001, the Company had no identifiable and unidentifiable intangible asssets. Amortization expense was $0, $10,212, and $14,191 for the fiscal years ended December 31, 2002, 2001, and 2000, respectively. Pro forma net loss applicable to common stockholders as if the provisions of SFAS 142 had been adopted for the years ended December 31, 2001 and 2000, would have been $(98,023) and $(23,749), respectively.

SALE OF SEER TECHNOLOGIES ASSETS (APPBUILDER)

As described in Note 2, Sale of AppBuilder Assets, the Company sold the intangible assets acquired from Seer Technologies to BluePhoenix Solutions (a wholly-owned subsidiary of Liraz) in October 2001, which resulted in a net reduction of $11,052 in intangible assets.

ASSET IMPAIRMENTS

During the quarter ended September 30, 2001, the Company was notified by one of its resellers that they would no longer engage in re-sales of the Company's CTRC products acquired from StarQuest. This reseller accounted for substantially all of the product sales and as a result, the Company performed an assessment of the recoverability of the Message Application Engineering Segment. The results of the Company's analysis of undiscounted cash flows indicated that an impairment had occurred. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying value of these intangible assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $10,999 as of September 30, 2001, of which $3,070 was recorded as software amortization costs. See Note 8.

NOTE 10. LONG-TERM DEBT AND CREDIT FACILITIES

Notes payable, long-term debt, and notes payable to a related party consist of the following at December 31:

                                                                                   2002                      2001
                                                                                  -------                  --------
        Bridge financing (a).......................................               $    --                  $  1,600
        Term loan (b)..............................................                 2,512                     3,000
        Note payable; related parties (c)..........................                    --                       245
        Note payable (d)...........................................                   381                        --
                                                                                  -------                  --------
                                                                                    2,893                     4,845
        Less current maturities....................................                (2,893)                     (245)
                                                                                  -------                  --------
                                                                                  $     0                  $  4,600
                                                                                  =======                  ========


(a) In December 2001, the Company entered into a stock purchase agreement to sell common stock. As part of the agreement, the Company received a $1,600 advance from investors. The amount was converted to common stock upon the closing of the transaction in January 2002.

(b) The Company has a $2,512 term loan bearing interest at LIBOR plus 1% (approximately 2.77% at December 31, 2002), interest on which is payable semi-annually. There are no financial covenants and the term loan is guaranteed by Liraz, the Company's former principal shareholder. The loan matures on November 15, 2003.

(c) In December 2001, the Company entered into an agreement with two of the executive officers of the Company, which provided for borrowings up to $250 and was secured by accounts and notes receivable. The agreement was terminated June 2002, when the Company sold its Star SQL and CTRC products to one of the executive officers who has since left the Company, while continuing as a member of the Board of Directors. The company used proceeds from the sale to repay the borrowings from the former executive officer. See Note 2. The remaining portion was converted to Series C preferred stock in August 2002. See Note 12.

(d) The Company is attempting to secure a revolving credit facility and on an interim basis and from time to time has issued a series of short term promissory notes with a private lender, which provides for short term borrowings secured by accounts and notes receivable. The Notes bear interest at 12% per annum.

NOTE 11. INCOME TAXES

Income tax expense consists of the following as of December 31:

                                                                            2002          2001        2000
                                                                           ------        ------      -------
        Federal -- current..............................................   $   --       $    --      $    --
        State and local -- current......................................       --            --           --
                                                                           ------        ------      -------
                                                                               --            --           --

        Foreign taxes  (benefit) and withholdings.......................     (155)          501        1,063
                                                                           ------        ------      -------
        Current taxes...................................................     (155)          501        1,063

        Federal -- deferred.............................................       --            --           --
        State and local -- deferred.....................................       --            --           --
                                                                           ------        ------      -------
        Deferred taxes..................................................       --            --           --

        Total income tax provision (benefit)............................   $ (155)       $  501      $ 1,063
                                                                           ======        ======      =======

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31:

                                                                2002         2001         2000
                                                              --------     --------     --------
Expected income tax benefit at statutory rate (34%) ......    $ (6,235)    $(35,200)    $ (9,283)
State taxes, net of federal tax benefit ..................        (358)      (5,158)      (1,148)
Effect of foreign operations including withholding taxes .         (68)         801          538
Effect of change in valuation allowance ..................       6,362       37,076        7,719
Amortization and write-off of non-deductible goodwill ....          --        1,906        2,676
In-process research and development -- StarQuest .........          --           --           30
Non-deductible expenses ..................................         144        1,076          531
Other ....................................................          --           --           --
                                                              --------     --------     --------
  Total ..................................................    $   (155)    $    501     $  1,063
                                                              ========     ========     ========

Significant components of the net deferred tax asset (liability) are as follows:

                                          2002         2001
                                        --------     --------
Current assets:
 Allowance for doubtful accounts .....  $     41     $    (73)
 Accrued expenses non-tax deductible .       200          200
 Deferred revenue ....................        --          637
Noncurrent assets:
 Loss carryforwards ..................    71,448       68,736
 Depreciation and amortization .......     4,486         (534)
                                        --------     --------
                                          76,175       68,966
                                        --------     --------
Noncurrent liabilities:
 Depreciation and amortization .......        --           --
                                        --------     --------
Valuation allowance ..................   (76,175)     (68,966)
                                        --------     --------
                                        $     --     $     --
                                        ========     ========

At December 31, 2002, the Company has net operating loss carryforwards of approximately $179,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2018. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,200.

The undistributed earnings of certain foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to reinvest such undistributed earnings indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2002 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 12.   STOCKHOLDERS' EQUITY

COMMON STOCK

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

STOCK GRANTS

During 2002 and 2001, the Company issued 109,672 and 369,591 shares of common stock to employees for retention bonuses and severance. The grants represented compensation for services previously performed and were valued and recorded based on the fair market value of the stock on the date of grant which totaled $92 and $1,199, respectively.

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

Activity for stock options issued under these plans for the fiscal years ending December 31, 2002, 2001, and 2000 is as follows:


                                                              WEIGHTED
                                                               AVERAGE
                                    PLAN       OPTION PRICE   EXERCISE
                                  ACTIVITY       PER SHARE      PRICE
                                  --------       ---------      -----

Balance at December 31, 1999 .    3,799,892       1.37-39.29    13.65

 Granted ......................   2,082,337       7.06-39.31    24.84
 Exercised ....................    (629,554)      4.87-39.31    10.42
 Forfeited ....................  (1,395,158)      1.37-39.29    26.56
                                 ----------
Balance at December 31, 2000 ..   3,857,517       1.37-39.31    15.83

 Granted ......................   3,037,581        1.74-6.13     3.60
 Forfeited ....................  (2,528,945)      1.37-39.31    16.38
                                 ----------
Balance at December 31, 2001 ..   4,366,153       1.37-39.31     6.92

 Granted ......................   1,942,242        0.34-1.70     0.58
 Forfeited ....................  (2,474,016)      0.39-39.31     6.76
                                 ----------
 Balance at December 31, 2002 .   3,834,379       0.34-39.31     3.81
                                 ==========


The weighted average grant date fair value of options issued during the years ended December 31, 2002, 2001, and 2000 was equal to $0.58, $2.59, and $17.60 per share, respectively. There were no option grants issued below fair market value during 2002, 2001, or 2000. Exercises reported in the Consolidated Statements of Stockholder's Equity in 2000 are reported net of repurchases of 106,000.

                              LEVEL 8 SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

                                             2002              2001              2000
                                             ----              ----              ----
Expected life (in years) .............   10 years           5 years           5 years
Expected volatility ..................        96%               90%               85%
Risk free interest rate ..............      4.25%             4.50%             6.09%
Expected dividend yield ..............         0%                0%                0%

At December 31, 2002, 2001, and 2000, options to purchase approximately 1,409,461, 1,313,826, and 1,667,179 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.34 to $39.32. The following table summarizes information about stock options outstanding at December 31, 2002:



                            REMAINING
                           CONTRACTUAL               WEIGHTED
                            LIFE FOR                  AVERAGE
   EXERCISE     NUMBER       OPTIONS      NUMBER     EXERCISE
    PRICE     OUTSTANDING  OUTSTANDING  EXERCISABLE    PRICE
    -----     -----------  -----------  -----------    -----
$  0.34-3.93   2,640,075       8.6        668,400     $ 1.22
   3.94-7.86     867,713       6.3        432,228       6.49
  7.87-11.79     140,895       5.2        132,373       8.75
 11.80-15.72      40,915       1.5         40,915      12.29
 15.73-19.66       7,500       7.6          4,999      18.81
 19.67-23.59       6,257       3.6          5,257      21.30
 23.60-27.52       2,036       0.1          2,036      25.78
 27.53-31.45       3,000       7.0          3,000      30.25
 31.46-35.38       5,090       0.1          5,090      34.38
$35.39-39.32     120,898       1.9        115,163      38.01
               ---------                 --------
               3,834,379       7.6      1,409,461       7.22
               =========                =========



PREFERRED STOCK

On August 14, 2002, the Company completed a $1.6 million private placement of Series C Convertible Preferred Stock ("Series C Preferred Stock"), convertible at a conversion ratio of $0.38 per share of common stock into an aggregate of 4,184,211 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 1,046,053 shares of common stock at an exercise price of $0.38 per share. As consideration for the $1.6 million private placement, the Company received approximately $1.4 million in cash and allowed certain debt holders to convert approximately $150 of debt and $50 accounts payable to equity. The Chairman and CEO of the Company, Tony Pizi, converted $150 of debt owed to Mr. Pizi into shares of Series C Preferred
Stock and warrants. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. The Company allocated the proceeds received from the sale of the Series C Preferred Stock and warrants to the preferred stock and the detachable warrants on a relative fair value basis, resulting in the allocation $1,271 to the Series C Preferred Stock and $329 to the detachable warrants. Based on the allocation of the proceeds, the Company determined that the effective conversion price of the Series C Preferred Stock was less than the fair value of the Company's common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $329 based on the difference between the fair market value of the Company's common stock on the closing date of the transaction and the effective conversion price of the Series C Preferred Stock. The beneficial conversion feature was recorded as a discount on the value of the Series C Preferred Stock and an increase in additional paid-in capital. Because the Series C Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

In connection with the sale of Series C Preferred Stock, the Company agreed with the existing holders of its Series A1 Convertible Preferred Stock (the "Series A1 Preferred Stock") and the Series B1 Convertible Preferred Stock (the "Series B1 Preferred Stock"), in exchange for their waiver of certain anti-dilution provisions, to reprice an aggregate of 1,801,022 warrants to purchase common stock from an exercise price of $1.77 to $0.38. The Company entered into an Exchange Agreement with such holders providing for the issuance of 11,570 shares of Series A2 Convertible Preferred Stock ("Series A2 Preferred Stock") and 30,000 Series B2 Convertible Preferred Stock ("Series B2 Preferred Stock"), respectively. Series A2 Preferred Stock and Series B2 Preferred Stock are convertible into an aggregate of 1,388,456 and 2,394,063 shares of the Company's common stock at $8.33 and $12.531 per share, respectively. The exchange is being undertaken in consideration of the temporary release of the anti-dilution provisions of the Series A1 Preferred Stockholders and Series B1 Preferred Stockholders. Based on a valuation performed by an independent valuation firm, the Company recorded a deemed dividend of $293, to reflect the increase in the fair value of the preferred stock and warrants as a result of the exchange (see "Warrants" for fair value assumptions). The dividend increased the fair value of the warrant liability. As of December 31, 2002, no warrants had been exercised.

On October 25, 2002, the Company effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock ("Series A2 Preferred Stock") and Series B2 Convertible Redeemable Preferred Stock ("Series B2 Preferred Stock") and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock ("Series A3 Preferred Stock") and Series B3 Convertible Redeemable Preferred Stock ("Series B3 Preferred Stock") and related warrants. This exchange was made to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.333 and $12.531, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock ("Series A3 Warrants") was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock ("Series B3 Warrants") was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company's Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company's Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its common stock. The Company may cause the redemption of the Series A3 Preferred Stock warrants and the Series B3 Preferred Stock warrants for $.0001 at any time if the closing price of the Company's common stock over 20 consecutive trading days is greater than $5.00 and $7.50 per share, respectively. The holders of the Series A3 and Series B3 Warrants may cause the warrants to be redeemed for cash at the difference between the exercise price and the fair market value immediately preceding a redemption event as defined in the contract. As such, the fair value of the warrants at issuance have been classified as a warrant liability in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". As of December 31, 2002, no warrants have been exercised and the fair value of the liability is $331.

Under the terms of the agreement, the Company is authorized to issue equity securities in a single or series of financing transactions representing aggregate gross proceeds to the Company of approximately $5.0 million, or up to an aggregate 17.5 million shares of common stock, without triggering the price-protection anti-dilution provisions in the Series A3 Preferred Stock and B3 Preferred Stock and related warrants. In exchange for the waiver of these price-protection anti-dilution provisions, the Company repriced the warrants as described above and have agreed to issue on a pro rata basis up to 4.6 million warrants to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock at such time and from time to time as the Company closes subsequent financing transactions up to the $5.0 million issuance cap or the 17.5 million share issuance cap. As a result of the Series C Preferred Stock financing which represented approximately $1.6 million of the Company's $5.0 million in allowable equity issuances, the Company is obligated to issue an aggregate of 1,462,801 warrants at an exercise price of $0.40 per share to the existing Preferred Stockholders. The warrants were issued on December 31, 2002 and had a fair value of $373 which was recorded as a dividend to preferred stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing Preferred Stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company's subsequent financing or loan transaction or $0.40, whichever is greater. These warrants are not classified as a liability under EITF 00-19.

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

In October 2001, the Company exchanged its Series A preferred stock and Series B preferred stock for Series A1 and Series B1 preferred stock. The exchange eliminated the preferred dividend, reduced the conversion price and the Series A and Series B warrant exercise price, and the temporary elimination of the anti-dilution provisions. The fair value of the exchange, as determined by an independent third party valuation firm, was not accretive to the stockholders thus no dividend was recorded.

During 2002 and 2000, there were 1,500 and 7,375 shares of preferred stock converted into 180,007 and 737,500 shares of the Company's common stock, respectively. There were 10,070 shares of the Series A3 Preferred Stock and 30,000 shares of Series B3 Preferred Stock and 1,590 shares of Series C Preferred Stock outstanding at December 31, 2002.

STOCK WARRANTS

The Company values warrants based on the Black Scholes pricing model. Warrants granted in 2002, 2001 and 2000 were valued using the following assumptions:

                                                                PREFERRED    2002
                                     DECEMBER 2000              SERIES A3  FINANCING  PREFERRED
                                      COMMERCIAL     STARQUEST    AND B3    WARRANTS   SERIES C
                                    LENDER WARRANTS   WARRANTS   WARRANTS   WARRANTS   WARRANTS
                                    ---------------   --------   --------   --------   --------
Expected life (in years) .........          4               3         4            5         5
Expected volatility ..............         87%            121%    107.5%          97%      117%
Risk free interest rate ..........          5%              6%        4%           2%        3%
Expected dividend ................       None            None       None        None      None
Fair value of common stock .......      $6.19          $17.28      $1.89       $0.38     $0.38


During December 2000, the company issued a commercial lender rights to purchase up to 172,751 shares of the Company's common stock at an exercise price of $4.3415 in connection with a new credit facility. The warrants were valued at $775 or $4.49 per share and are exercisable until December 28, 2004. As of December 31, 2002, no warrants have been exercised.

In connection with the acquisition of StarQuest during 2000, the Company issued warrants to purchase 250,000 shares of the Company's common stock. The warrants will have an exercise price of $30 per share. The warrants were valued at $1,500 or $6.00 per share and are exercisable until November 28, 2003. As of December 31, 2002, no warrants have been exercised.

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

INCREASE IN CAPITAL STOCK

In December 2002 the stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of Common Stock that the Company is authorized to issue from 40,000,000 to 60,000,000.

NOTE 13. EMPLOYEE BENEFIT PLANS

As of January 1, 2001 the Company sponsored one defined contribution plan for its U.S. employees - the Level 8 Systems 401(k). On December 31, 2000 the Company amended the Level 8 Systems 401(k) plan to provide a 50% matching contribution up to 6% of an employee's salary. Participants must be eligible Level 8 plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions to the Level 8 Plan included in the Consolidated Statement of Operations totaled $7, $7 and $363 for fiscal years 2002, 2001, and 2000, respectively.

The Company also has employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. There was $12, $260, and $470 in expense recognized under these plans for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company also had an Employee Stock Purchase Plan (U.S.) for its U.S. employees and the International Stock Purchase Plan, currently available to its UK employees, (collectively, the "Stock Purchase Plans"). The Stock Purchase Plans allow employees to purchase shares of the Company's common stock for 85% of fair market value. The Stock Purchase Plans are authorized to grant rights to purchase an aggregate maximum of 250,000 shares of common stock. The Company is responsible for the administrative costs of the plans. Expenses related to these plans totaled $6 and $95 during the years ended December 31, 2002 and 2001, respectively. The Employee Stock Purchase Plan was discontinued in February 2002.

NOTE 14.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2002, two customers accounted for 38.71% and 26.67% of operating revenues. In 2001, no customer accounted for more than 10% of operating revenue. Two customers accounted for 11.4% and 11.2% of operating revenues in 2000.

As of December 31, 2002, the Company had significant balances outstanding from individual customers due to the nature of its operations. Approximately 93% of accounts receivable was from 1 customer. It is the policy of the Company to closely monitor all accounts receivable and to record a provision for uncollectible accounts as they become estimable. Generally, no collateral is required.

NOTE 15.   FOREIGN CURRENCIES

As of December 31, 2002, the Company had $73 and $87 US dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

As of December 31, 2001, the Company had $321 and $898 US dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. The Company's net foreign currency losses were $171, $198 and $265 for the years ended 2002, 2001 and 2000, respectively.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:

                       2002     2001
                       -----    ----
Euro .............      4.0%    32.2%
Pound Sterling ...      2.1%      --


NOTE 16.   SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

During the first quarter of 2001, management reassessed how the Company would be managed and how resources would be allocated. Management now makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: (1) Desktop Integration segment, and (2) Messaging and Application Engineering segment. The historical segments have not been restated prior to 2001, as it is impractical to do so. The Company previously had three reportable segments but the Company has reported the Systems Integration segment as discontinued operations and has restated 2001 segment information to the current year presentation.

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

The table below presents information about reported segments for the twelve months ended December 31, 2002 and 2001:

                                                   MESSAGING/
                                  DESKTOP         APPLICATION
                                INTEGRATION       ENGINEERING          TOTAL
                                -----------       -----------          -----
2002:
Total revenue ............        $  2,148         $    953         $  3,101
Total cost of revenue ....           6,527            1,950            8,477
Gross margin .............          (4,379)            (997)          (5,376)
Total operating expenses .           8,211              434            8,645
EBITA ....................        $(12,590)        $ (1,431)        $(14,021)


2001:

Total revenue ............        $    134         $ 17,223         $ 17,357
Total cost of revenue ....           9,427           14,109           23,536
Gross margin .............          (9,293)           3,114           (6,179)
Total operating expenses .          18,858            7,179           26,037
EBITA ....................        $(28,151)        $ (4,065)        $(32,216)


A reconciliation of segment operating expenses to total operating expense for fiscal year 2002:

                                       2002         2001
                                       ----         ----
Segment operating expenses ......    $  8,645    $ 26,037
Amortization of intangible assets          --       6,259
Write-off of intangible assets ..          --       7,929
(Gain)/loss on disposal of assets         461      (6,345)
Restructuring, net ..............       1,300       8,650
                                     --------    --------
Total operating expenses ........    $ 10,406    $ 42,530
                                     ========    ========



The table below presents information about reported segments for the fiscal years ended December 31:

                                       2002                       2001                           2000
                              ----------------------      -----------------------       ----------------------
                               TOTAL         TOTAL         TOTAL          TOTAL          TOTAL           TOTAL
                              REVENUE        EBITA        REVENUE         EBITA         REVENUE          EBITA
                              -------        -----        -------         -----         -------          -----
Software .....                $  1,491      $(12,146)      $  1,658      $(30,355)      $ 45,998      $ (6,338)
Maintenance ..                     571           306          9,262         4,658         15,967         9,312
Services .....                   1,039          (279)         6,437        (1,154)        21,764          (958)
Research and development            --        (1,902)            --        (5,365)            --       (10,324)
                              --------      --------       --------      --------       --------      --------
Total ........                $  3,101      $(14,021)      $ 17,357      $(32,216)      $ 83,729      $ (8,308)
                              ========      ========       ========      ========       ========      ========

A reconciliation of total segment EBITA to loss before provision for income taxes for the fiscal years ended December 31:

                                               2002          2001          2000
                                               ----          ----          ----
Total EBITA ............................     $(14,021)     $(32,216)     $ (8,308)
Amortization of intangible assets ......           --        (6,259)      (14,191)
Impairment of intangible assets ........           --        (7,929)           --
(Gain)/loss on disposal of assets ......         (461)        6,345          (379)
In-process research and development ....           --            --        (1,800)
Restructuring ..........................       (1,300)       (8,650)           --
Interest and other income/(expense), net        2,485        (8,850)       (2,626)
                                             --------      --------      --------
Total loss before income taxes .........     $(13,297)     $(57,559)     $(27,304)
                                             ========      ========      ========


The following table presents a summary of long-lived assets by segment as of December 31, 2002:

                                        2002        2001
                                        ----        ----
Desktop Integration .............     $ 8,096     $13,623
Messaging/Application Engineering          62       2,555
                                      -------     -------
Total assets ....................     $ 8,158     $16,178

The following table presents a summary of revenue by geographic region for the fiscal years ended December 31:

                             DECEMBER 31,
                   -------------------------------
                    2002         2001        2000
                   -------     -------     -------
Australia ....     $    --     $   141     $   988
Denmark ......          20       2,333       4,170
France .......           7          30       2,939
Germany ......          35         757       1,664
Israel .......           4         659       6,078
Italy ........          32         813       2,262
Norway .......           1         491       2,019
Switzerland ..          --         667       1,852
United Kingdom          13       1,929       9,624
USA ..........       2,989       6,402      45,327
Other ........          --       3,135       6,806
                   -------     -------     -------
Total revenue      $ 3,101     $17,357     $83,729
                   =======     =======     =======

Presentation of revenue by region is based on the country in which the customer is domiciled. Only countries with greater than 3% of total revenue are disclosed individually. As of December 31, 2002 and 2001, all of the long-lived assets of the Company are located in the United States. The Company's foreign operations are reimbursed by the Company for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.

NOTE 17. RELATED PARTY INFORMATION

In October 2001, the Company sold its AppBuilder assets to BluePhoenix (a wholly owned subsidiary of Liraz) for $19 million cash, a note receivable of $1 million and a payment for net assets of $350. See Note 2.

Liraz guarantees certain debt obligations of the Company through November 15, 2003. The Company issued common stock to Liraz in exchange for the guaranty. See
Note 10.

In the third quarter of 2000, the Company had software sales of $6,000 to a shareholder.

In 2001 the Company entered into an agreement with two of the executive officers of the Company, which provides for borrowings up to $250 and was secured by accounts and notes receivable. That facility has since terminated. See Note 10.

In the fourth quarter of 2000, the Company loaned $495 to a director and officer of the Company under an unsecured note, which bears an interest rate of 6.5%. The note is payable over a period of five years in equal annual installments. In the third quarter of 2001, the Company retired the note in exchange for the forfeiture by the director and officer of certain retirement benefits.

The Company paid royalties to Liraz of $48 for the year ended December 31, 2000 for products which were developed under a joint development agreement. The agreement expired on December 31, 2000

Liraz also paid the salaries and expenses of certain company employees and was reimbursed by the Company. Salaries and expenses paid by Liraz amounted to $67 and $259, during 2001, and 2000, respectively.

NOTE 18.   RESTRUCTURING CHARGES

During the second quarter of 2002, the Company began another round of operational restructurings to further reduce its operating costs and streamline its operations. The restructuring plan includes the closure of the development facility in Berkeley, California and the significant reduction of its employees in Europe and terminated approximately 12 people. The Company recorded a restructuring charge in the amount of $1.3 million during the second quarter of 2002. The Company anticipates that all remaining obligations as of the balance sheet date will be expended by November 2006.

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

The overall restructuring plan included the termination of 236 employees, all of whom had been notified by November 2000. The plan included a reduction of 107 personnel in the European operations and 129 personnel in the U.S. Operations. Employee termination costs comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits do not include any amounts for employment-related services prior to termination.

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

        The following table sets forth a summary by category of accrued expenses and cash paid:

2001:

                                            RESTRUCTURING     NON-CASH       CASH PAID        ACCRUED
                                            -------------     --------       ---------        -------
Employee termination ..................        $ 5,319        $(1,045)        $(4,231)         $  43
Excess office facilities ..............          2,110           (156)         (1,307)           647
Other miscellaneous restructuring costs          1,221           (360)           (698)           163
                                               -------        -------         -------          -----
Total .................................        $ 8,650        $(1,561)        $(6,236)         $ 853
                                               =======        =======         =======          =====

2002:

                                              BEGINNING
                                               BALANCE      RESTRUCTURING    CASH PAID       ACCRUED
                                               -------      -------------    ---------       -------
Employee termination ..................        $    43        $   396        $  (257)        $   182
Excess office facilities ..............            647            880           (937)            590
Other miscellaneous restructuring costs            163             24           (187)             --
                                               -------        -------        -------         -------
Total .................................        $   853        $ 1,300        $(1,381)        $   772
                                               =======        =======        =======         =======

The Company believes the accrued restructuring cost of $772 at December 31, 2002 represents its remaining cash obligations for the restructuring changes included above.

NOTE 19.   FUNDED RESEARCH AND DEVELOPMENT

In July 2001, the Company and a significant customer entered into a multi-year agreement to fund the development of the next generation of Level 8's Geneva Enterprise Integrator and Geneva Business Process Automator software. The terms of the agreement provided $6.5 million in funding for research and development for 18 months in exchange for future fully paid and discounted licensing arrangement. In May 2002, the Company and Amdocs agreed to terminate the funded development agreement and enter into a non-exclusive license to develop and sell its Geneva J2EE technology. Under the terms of the agreement to terminate the funded research and development program, Amdocs Ltd. assumed full responsibility for the development team of professionals located in the Company's Dulles facility. The Geneva products comprised the Systems Integration Segment and were subsequently identified as being held for sale. Accordingly, the Company reclassified the Systems Integration segment to discontinued operations. The business was eventually sold to EM Software Solutions, Inc in December 2002.

NOTE 20.  LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Some of these facilities have been subleased. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows:

             Lease                    Lease
          Commitments   Sublease   Commitments
             Total       Income        Net
             -----       ------        ---
2003........ 1,610       (662)        $  948
2004........   827       (171)           656
2005........   579          0            579
2006........   418          0            418
                                      ------
                                      $2,601
                                      ======


Rent expense for the fiscal years ended December 31, 2002, 2001, and 2000 was $2,980, $1,835, and $3,255, respectively. Sublease income was $2,548, $221, and $171 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 21.   CONTINGENCIES

Various lawsuits and claims have been brought against the Company in the normal course of business. As of December 31, 2002, an action was pending against the Company in the United States District Court for the District of Colorado by Access International Financial Services, Inc. claiming the Company had breached a contract. This case was settled in February 2003 for $200, which was accrued at December 31, 2002 and all parties executed mutual releases. Subsequent to December 31, 2003 an action was brought against the Company in the Circuit Court of Loudon County Virginia for a breach of a real estate lease. The plaintiff seeks damages of approximately $1,000 for rent in arrears, penalties and interest. The Company will vigorously defend against this action. Should the plaintiff be successful, this claim could have a material effect on the financial position or results of operations of the Company.

NOTE 22.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    FIRST           SECOND        THIRD            FOURTH
                                                                   QUARTER         QUARTER       QUARTER          QUARTER
                                                                   -------         -------       -------          -------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002:
  Net revenues .................................................   $    446       $    630       $    823       $  1,202
  Gross profit/(loss) ..........................................     (3,548)        (1,749)          (422)           343
  Net loss from continuing operations ..........................     (5,409)        (5,071)        (1,998)          (663)
  Net loss discontinued operations .............................       (676)        (5,472)           534            573
  Net loss .....................................................     (6,085)       (10,543)        (1,464)           (90)
  Net loss/share continued operations - basic and diluted ......   $  (0.29)      $  (0.26)      $  (0.12)      $  (0.07)
  Net loss/share discontinued operations -- basic and diluted ..   $  (0.04)      $  (0.29)      $   0.03       $   0.03
  Net loss/share - basic and diluted ...........................   $  (0.33)      $  (0.55)      $  (0.09)      $  (0.04)
2001:
  Net revenues .................................................   $  5,965       $  5,666       $  5,026       $    700
  Gross profit/(loss) ..........................................         10             71         (1,058)        (5,202)
  Net loss from continuing operations ..........................    (23,900)       (10,262)       (23,645)          (253)
  Net loss discontinued operations .............................    (25,011)        (2,246)        (1,313)       (18,505)
  Net loss .....................................................    (48,911)       (12,508)       (24,958)       (18,758)

  Net loss/share continued operations - basic and diluted ......   $  (1.54)      $  (0.67)      $  (1.50)      $   0.00
  Net loss/share discontinued operations -- basic and diluted ..   $  (1.58)      $  (0.14)      $  (0.08)      $  (1.15)
  Net loss/share  - basic and diluted ..........................   $  (3.12)      $  (0.81)      $  (1.58)      $  (1.15)

NOTE 23.  SUBSEQUENT EVENTS

      On March 19, 2003, Level 8 Systems, Inc. (the "Company") completed a $3.5 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock"), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share ("Series D-1 Warrants"). The Company is also obligated to issue warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the greater of $0.20 per share or market price at the time of issuance on or before November 1, 2003 ("Series D-2 Warrants"). The Series D-2 Warrants will become exercisable on November 1, 2003, but only if the Company fails to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended.

      As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement require that the Company place $1,000,000 of the gross proceeds from the financing into escrow to fund the joint venture. If the joint venture is not formed and operational on or by July 17, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium.

      Another condition of the financing requires the Company to place an additional $1,000,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") providing for the sale of all right, title and interest to the Cicero technology. If a transaction with Merrill Lynch for the sale of Cicero is not consummated by May 18, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium.

      In connection with the sale of Series D Preferred Stock, the holders of the Company's Series A3 Preferred Stock and Series B3 Preferred Stock (collectively, the "Existing Preferred Stockholders"), entered into an agreement whereby the Existing Preferred Stockholders have agreed to waive certain applicable price protection anti-dilution provisions. Under the terms of the waiver agreement, the Company is also permitted to issue equity securities representing aggregate proceeds of up to an additional $4.9 million following the sale of the Series D Preferred Stock. Additionally, the Existing Preferred Stockholders have also agreed to a limited lock-up restricting their ability to sell common stock issuable upon conversion of their preferred stock and warrants and to waive the accrual of any dividends that may otherwise be payable as a result of the Company's delisting from Nasdaq. As consideration for the waiver agreement, the Company has agreed to issue on a pro rata basis up to 1 million warrants to all the Existing Preferred Stockholders on a pro rata basis at such time and from time to time as the Company closes financing transactions that represent proceeds in excess of $2.9 million, excluding the proceeds from the Series D Preferred Stock transaction. Such warrants will have an exercise price that is the greater of $0.40 or the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company's financing or loan transaction that exceeds the $2.9 million threshold.

      In January 2003, the Company was delisted from the Nasdaq Small Cap Market and is currently traded on the over-the-counter bulletin board.

EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

2.1      Asset Purchase Agreement, dated as of December 13, 2002, by and among
         Level 8 Systems, Inc., Level 8 Technologies, Inc. and EMSoftware
         Solutions, Inc. (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request)
         (incorporated by reference to exhibit 2.1 to Level 8's Form 8-K filed
         December 30, 2002).

3.1 Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended December 30, 2002 (filed herewith).

3.2 Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8's Form 10-K filed April 2,
         2002).

3.3      Certificate of Designation relating to Series A3 Convertible Redeemable
         Preferred Stock. (incorporated by reference to exhibit 3.1 to Level 8's
         Form 10-Q filed November 15, 2002).

3.4      Certificate of Designation relating to Series B3 Convertible Redeemable
         Preferred Stock. (incorporated by reference to exhibit 3.2 to Level 8's
         Form 10-Q filed November 15, 2002).

3.5      Certificate of Designation relating to Series C Convertible Redeemable
         Preferred Stock. (Incorporated by reference to exhibit 3.1 to Level 8's
         Form 8-K filed August 27, 2002).

4.1 Registration Rights Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private
         Placement listed on Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 25, 2002).

4.2      Registration Rights Agreement, dated as of January 3, 2002, between
         Level 8 Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

4.3 Registration Rights Agreement, dated as of August 29, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series
         A2/A3 Preferred Stock and Series B2/B3 Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8's Form 8-K filed August 30, 2002).

4.3A     First Amendment to Registration Rights Agreement, dated as of October
         25, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred
         Stock (incorporated by reference to exhibit 10.4 to Level 8's Form 10-Q filed November 15, 2002).

4.4      Registration Rights Agreement, dated as of June 13, 1995, between
         Level 8 Systems, Inc. and Liraz Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor)
         Registration Statement on Form S-1, filed May 12, 1995, File No.
         33-92230).

4.4A     First Amendment to Registration Rights Agreement, dated as of August 8,
         2001, to the Registration Rights Agreement dated as of June 13, 1995, by and between Across Data Systems, Inc. (Level 8's predecessor) and
         Liraz Systems Ltd. (incorporated by reference to exhibit 4.1 to Level
         8's Report on Form 8-K, filed August 14, 2001).

4.5 Registration Rights Agreement, dated as of August 14, 2002, entered into by and between Level 8 Systems, Inc. and the investors in Series C
         Preferred Stock (incorporated by reference to exhibit 4.1 to Level 8's
         Form 8-K filed August 27, 2002).

4.6      Form of Stock Purchase Warrant issued to the Purchasers in the January
         Private Placement (incorporated by reference to exhibit 10.2 to Level
         8's Report on Form 8-K, filed January 25, 2002).

4.7 Form of Series A3 Stock Purchase Warrant (incorporated by reference to exhibit 10.2 of Level 8's Form 10-Q filed November 15, 2002).

4.8 Form of Series B3 Stock Purchase Warrant (incorporated by reference to exhibit 10.3 of Level 8's Form 10-Q filed November 15, 2002).

4.9 Form of Series C Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K filed August 27, 2002).

10.1 Securities Purchase Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private
         Placement (incorporated by reference to exhibit 10.1 to Level 8's
         Report on Form 8-K, filed January 25, 2002).

10.2     Purchase Agreement, dated as of January 3, 2002, between Level 8
         Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 10.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

10.2A    Purchase Agreement, dated as of July 31, 2000, between Level 8 Systems,
         Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated
         (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form
         8-K, filed August 11, 2000).

10.3 Securities Purchase Agreement, dated as of August 14, 2002, by and among Level 8 Systems, Inc. and the purchasers of the Series C
         Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's
         Form 8-K filed August 27, 2002).

10.4     Agreement by and among Level 8 Systems, Inc. and the holders of Series
         A1/A2/A3 and B1/B2/B3 Preferred Stock, dated as of August 14, 2002
         (incorporated by reference to exhibit 10.3 to Level 8's Form 8-K filed
         August 27, 2002).

10.3 Exchange Agreement among Level 8 Systems, Inc., and the various stockholders identified and listed on Schedule I, dated as of August
         29, 2002 (incorporated by reference to exhibit 10.1 to Level 8's Form
         8-K filed August 30, 2002).

10.3A First Amendment to Exchange Agreement, dated as of October 25, 2002, among Level 8 Systems, Inc., and the various stockholders identified and listed on Schedule I to that certain Exchange Agreement, dated as of August 29, 2002 (incorporated by reference to exhibit 10.1 to Level
         8's Form 10-Q filed November 15, 2002).

10.3B    Securities Purchase Agreement, dated as of June 29, 1999, among Level 8
         Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series A Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999).

10.3C    Securities Purchase Agreement, dated as of July 20, 2000, among Level 8
         Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed July 31, 2000).

10.4 Amended PCA Shell License Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith
         Incorporated (incorporated by reference to exhibit 10.2 to Level 8's
         Form 8-K, filed January 11, 2002).

10.4A    PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill
         Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed September 11,
         2000).

10.5     Asset Purchase Agreement by and among Level 8 Systems, Inc., Level 8
         Technologies, Inc. and Starquest Ventures, Inc., dated as of May 31,
         2002 (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K filed June 25, 2002).

10.5     Promissory Note of Level 8 Systems, Inc., dated as of September 28,
         2001, among Level 8 Systems, Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.2 to Level 8's Form 10-K filed April 2, 2002).

10.6     Employment Agreement between Anthony Pizi and the Company effective
         January 1, 2002 (incorporated by reference to exhibit 10.10 of Level
         8's Form 10-K filed April 1, 2002).*

10.7 Employment Agreement between John P. Broderick and the Company effective January 1, 2002 (incorporated by reference to exhibit 10.11 of Level 8's Form 10-K filed April 1, 2002).*

10.8     Separation Agreement and Mutual Limited Release between Level 8
         Systems, Inc. and Paul Rampel (incorporated by reference to exhibit
         10.1 of Level 8's Form 8-K filed June 25, 2002).*

10.9     Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated
         (incorporated by reference to exhibit 10.2 to Level 8's Registration
         Statement of Form S-1/A, filed September 22, 2000, File No.
         333-44588).*

10.9A    Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan
         (incorporated by reference to exhibit 10.14A to Level 8's Form 10-K filed April 2, 2002).*

10.10 Level 8's February 2, 1995 Non-Qualified Option Plan (incorporated by reference to exhibit 10.1 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995,
         File No. 33-92230).*

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

10.13    Lease Agreement, dated February 23, 2001, between Level 8 Systems, Inc.
         and Carnegie 214 Associates Limited Partnership (incorporated by reference to exhibit 10.15 to Level 8's Annual Report on Form 10-K, filed March 29, 2001).

21.1     List of subsidiaries of the Company (filed herewith).

23.1     Consent of Deloitte & Touche LLP (filed herewith).

99.1 Certification of Anthony C. Pizi Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (filed herewith).

99.2 Certification of John P. Broderick Pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (filed herewith).

*     Management contract or compensatory agreement.