Form 10-Q
period 2003-03-31
LEVEL 8 SYSTEMS INC
filed 2003-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2003.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                   For the transition period fromto


                        Commission File Number 0-26392


                             LEVEL 8 SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


                                 Delaware
        (State or other jurisdiction of incorporation or organization)

                                11-2920559
                 (I.R.S Employer Identification Number)

           214 Carnegie Center, Suite 303, Princeton, New Jersey
                (Address of principal executive offices)

                                 085401
                               (Zip Code)

                            (609) 987-9001
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES _ NO X

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

19,854,403 common shares, $.001 par value, were outstanding as of May 2, 2003.

                             LEVEL 8 SYSTEMS, INC.
                                     INDEX




PART I.     Financial Information                                                                  Page
                                                                                                  Number

                      Item 1.     Financial Statements

                                      Consolidated balance sheets as of March 31, 2003 (unaudited)
                                      and December 31, 2002                                         3

                                      Consolidated statements of operations for the three months
                                      ended March 31, 2003 and  2002 (unaudited)                    4

                                      Consolidated statements of cash flows for the three months
                                      ended March 31, 2003 and 2002 (unaudited)                     5

                                      Consolidated statements of comprehensive loss for the three
                                      months ended March 31, 2003 and 2002 (unaudited)              6

                                      Notes to consolidated financial statements (unaudited)        7

                      Item 2.     Management's Discussion and Analysis of Financial Condition and
                                      Results of Operations                                         14

                      Item 3.     Quantitative and Qualitative Disclosures about Market Risk        20

                      Item 4.   Controls and Procedures                                             20

PART II.    Other Information                                                                       21


SIGNATURES                                                                                          23
CERTIFICATIONS                                                                                      24

      PART I.FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS

                               LEVEL 8 SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                            MARCH 31,    DECEMBER 31,
                                                              2003           2002
                                                          ------------  ------------
ASSETS
Cash and cash equivalents...............................  $      662       $     199
Cash held in escrow.....................................       1,775              --
Assets of operations to be abandoned....................         196             453
Trade accounts receivable, net..........................          62           1,291
Receivable from related party...........................          14              73
Notes receivable........................................         178             867
Prepaid expenses and other current assets...............         743             731
                                                          ------------  ------------
          Total current assets..........................       3,630           3,614
Property and equipment, net.............................         122             162
Software product technology, net........................       7,221           7,996
Other assets............................................          81              80
                                                          ------------  ------------
          Total assets..................................  $   11,054       $  11,852
                                                          ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Short term debt.........................................  $    2,497       $   2,893
Accounts payable........................................       2,905           3,537
Accrued expenses:
  Salaries, wages, and related items....................         147             107
  Restructuring.........................................         633             772
  Other.................................................       1,095           1,332
Liabilities of operations to be abandoned...............         548             916
Deferred revenue........................................         226             311
                                                          ------------  ------------
          Total current liabilities.....................       8,051           9,868
Warrant liability.......................................         183             331
Senior convertible redeemable preferred stock...........       3,530              --
Stockholders' equity (deficit):
   Preferred Stock......................................          --              --
   Common Stock.........................................          19              19
   Additional paid-in-capital...........................     203,566         202,916
   Accumulated other comprehensive loss.................         (70)           (717)
   Accumulated deficit..................................    (204,225)       (200,565)
                                                          ------------  ------------
        Total stockholders' equity (deficit)............        (710)          1,653
                                                          ------------  ------------
        Total liabilities and stockholders'
         equity (deficit)...............................  $   11,054       $  11,852
                                                          ============  ============

 The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2003          2002
                                                          ------------  ------------
Revenue:
 Software...............................................  $       36       $       6
 Maintenance............................................          83             287
 Services...............................................          24             153
                                                          ------------  ------------
       Total operating revenue..........................         143             446

Cost of revenue:
 Software...............................................         837           3,850
 Maintenance............................................          92              97
 Services...............................................         251              48
                                                          ------------  ------------
       Total cost of revenue............................       1,180           3,995

Gross margin............................................      (1,037)         (3,549)

Operating expenses:
 Sales and marketing....................................         551             836
 Research and product development.......................         253             690
 General and administrative.............................         784           1,869
 (Gain)/loss on disposal of assets......................         (12)            165
                                                          ------------  ------------
      Total operating expenses..........................       1,576           3,560
                                                          ------------  ------------
Loss from operations....................................      (2,613)         (7,109)

Other income (expense):
 Interest income........................................          18              34
 Interest expense.......................................         (47)           (104)
 Change in fair value of warrant liability..............         148           1,718
 Gain/(loss) on closure of subsidiaries.................        (499)             --
 Other expenses.........................................          19             (71)
                                                          ------------  ------------
Loss before provision for income taxes..................      (2,974)         (5,532)
 Income tax provision...................................          --            (123)
                                                          ------------  ------------

Loss from continuing operations.........................      (2,974)         (5,409)
Loss from discontinued operations.......................         (46)           (676)
                                                          ------------  ------------
Net loss................................................  $   (3,020)      $  (6,085)
                                                          ============  ============
Loss per share continuing operations-basic and diluted..       (0.19)          (0.29)
Loss per share discontinued operations-basic and diluted       (0.00)          (0.04)
                                                          ------------  ------------
Net loss per share applicable to
 common shareholders-basic                                $    (0.19)      $   (0.33)
                                                          ============  ============
Weighted average common shares
 outstanding --  basic and diluted......................      19,233          18,613

 The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              2003          2002
                                                          ------------  ------------
Cash flows from operating activities:
 Net loss..............................................   $     (3,020)    $  (6,085)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.......................            815         2,502
   Change in fair value of warrant liability...........           (148)       (1,718)
   Stock compensation expense..........................             10            48
   Impairment of intangible assets and software
    product technology.................................             --         1,564
   Provision for doubtful accounts.....................             39            41
   (Gain)/loss on disposal of assets...................             --          (185)
   Other...............................................             --            25
   Changes in assets and liabilities, net of assets
    acquired and liabilities assumed:
     Trade accounts receivable and related party
      receivables......................................          1,249         1,039
      Assets & liabilities - held for sale.............                          649
      Assets & liabilities - discontinued operations...            606            82
      Due from Liraz...................................             --             2
      Prepaid expenses and other assets................            (13)          214
      Accounts payable and accrued expenses............           (968)       (1,444)
      Merger-related and restructuring.................             --          (499)
      Deferred revenue.................................            (85)           22
                                                          ------------  ------------
         Net cash used in operating activities.........         (1,515)       (3,743)
Cash flows from investing activities:
 Proceed from sale of asset............................             --         1,000
 Repayment of note receivable..........................            764         1,449
 Investment held for resale............................                          175
 Cash held in escrow...................................         (1,775)           --
                                                          ------------  ------------
         Net cash (used in) investing activities.......         (1,011)        2,624
Cash flows from financing activities:
 Proceeds from issuance of common shares, net of
  issuance costs.......................................                        1,973
 Proceeds from issuance of preferred shares............          3,455            --
 Repayments of term loans, credit facility
  and notes payable....................................           (396)         (350)
                                                          ------------  ------------
         Net cash provided by financing activities.....          3,059         1,623
Effect of exchange rate changes on cash................            (70)          (57)

Net increase in cash and cash equivalents..............            463           447

Cash and cash equivalents:
 Beginning of period...................................            199           510
                                                          ------------  ------------
 End of period.........................................           $662          $957
                                                          ============  ============

 The accompanying notes are an integral part of the consolidated financial statements.

                             LEVEL 8 SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2003          2002
                                                          ------------  ------------
Net loss.............................................         $(3,020)       $(6,085)
Other comprehensive income, net of tax:
  Foreign currency translation adjustment............             (70)           (57)
                                                          ------------  ------------
Comprehensive loss...................................          $(3,090)      $(6,142)


 The accompanying notes are an integral part of the consolidated financial statements.

                            LEVEL 8 SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)
                                  (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $18 million and 105 million in the past two years and has experienced negative cash flows from operations for each of the past three years. For the quarter ended March 31, 2003, the Company incurred a loss of $3 million and had a working capital deficiency of approximately $4.4 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. These factors among others may indicate the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. To address these issues, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers. Additionally, in March 2003 the Company successfully completed a private financing round wherein it raised approximately $3.5 million of new funds from several investors, of which approximately $1.5 million was immediately available to the Company. Management expects to be able to raise additional capital to fund operations and also expects that increased revenues will reduce its operating losses in future periods; however, there can be no assurance that management's plan will be executed as anticipated.

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

DISCONTINUED OPERATIONS

During the third quarter of 2002, the Company made a decision to dispose of the Systems Integration segment and entered into negotiations with potential buyers. The Systems Integration segment qualified for treatment as a discontinued operation in accordance with the SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and the Company has reclassified the results of operations for Systems Integration segment in 2002 to Loss on discontinued operations in the Consolidated Statements of Operations. The sale of the Systems Integration segment was completed in December 2002. See Note 3.

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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2003         2002
                                                          ------------  ------------
Net loss applicable to common stockholders                  $   (3,020)   $    6,085
Less: Total stock-based employee compensation expense
 under fair value based method for all awards,
 net of related tax effects............................           (202)         (727)
                                                          ------------  ------------
Pro forma loss applicable to common stockholders.......     $   (3,222)   $   (6,812)
                                                          ============  ============
Earnings per share:
Basic and diluted as reported..........................     $    (0.17)   $    (0.37)


NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146".) This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations and financial conditions.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The adoption of this statement did not have a material effect on the Company's financial statements.

NOTE 3.   DISPOSITIONS

SALE OF GENEVA

Effective October 1, 2002, the Company sold its Systems Integration software business to EM Software Solutions, Inc. Under the terms of the agreement, EM Solutions acquired all rights, title and interest to the Geneva Enterprise Integrator and Geneva Business Process Automator products along with certain receivables, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The Company had identified these assets as being held for sale during the third quarter of 2002 and as such, reclassified the results of operations to "income/loss from discontinued operations". The Company received total proceeds of $1,637, $276 in cash, a short-term note in the amount of $744 and a five-year note payable monthly in the amount of $617. The short-term note was repaid by February 13, 2003. The five-year note has been recorded net of an allowance of $494. The carrying value of the assets sold was approximately $374 resulting in a loss on the disposal of discontinued operations of $769. Revenues for the Systems Integration segment were $702 in first quarter 2002.

SALE OF STAR SQL AND CTRC

In June 2002, the Company entered into an Asset Purchase Agreement with StarQuest Ventures, Inc., a California company and an affiliate of Paul Rampel, a member of the Board of Directors of Level 8 Systems and a former executive officer. Under the terms of the Asset Purchase Agreement, Level 8 sold its Star SQL and CTRC products and certain fixed assets to StarQuest Ventures for $365 and the assumption of certain maintenance liabilities. The Company received $300 in cash and a note receivable of $65 which was subsequently paid. The loss on sale of the assets was $74. The Company used $150 from the proceeds to repay borrowings from Mr. Rampel.

NOTE 4.   SOFTWARE PRODUCT TECHNOLOGY

Effective July 2002, the Company determined that the estimated asset life of the Cicero technology has been extended as a result of the amended license agreement with Merrill Lynch wherein the exclusive right to modify, commercialize, and distribute the technology was extended in perpetuity. Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years. The effect of the change in the estimated life resulted in a reduction in the first quarter 2003 amortization expense by $1.2 million and a reduction in the net loss applicable to common stockholders - basic and diluted by $(0.06) per share.


NOTE 5.   RESTRUCTURING CHARGES

As discussed in the Form 10K for the year ended December 31, 2002, the Company has completed restructurings in 2001 and 2002.The following table sets forth a summary by category of accrued expenses and cash paid for the three months ended March 31, 2003:


                                                ACCRUED AT              ACCRUED AT
                                                DECEMBER 31,             MARCH 31,
                                                   2002      CASH PAID     2003
                                                ---------    ---------   ---------
Employee termination.........................   $  182       $   (19)    $  163
Excess office facilities.....................      590          (120)       470
                                                ---------    ---------   ---------
Total........................................   $  772       $  (139)    $  633
                                                =========    =========   =========

The Company believes the accrued restructuring cost of $633 at March 31, 2003 represents its remaining cash obligations for the restructuring changes included above.

NOTE 6.   SENIOR CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock"), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share ("Series D-1 Warrants"). The Company is also obligated to issue warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the greater of $0.20 per share or market price at the time of issuance on or before September 1, 2003 ("Series D-2 Warrants"). The Series D-2 Warrants will become exercisable on November 1, 2003, but only if the Company fails to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company's capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in the allocation of $2,890 to the Series D Preferred Stock and $640 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company's common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because the Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement require that the Company place $1,000,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the current quarter, $225 of escrowed funds were released. If the joint venture is not formed and operational on or by July 17, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses.

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


NOTE 7.   STOCKHOLDERS EQUITY

In connection with the March 2003 sale of Series D Preferred Stock, the holders of the Company's Series A3 Preferred Stock and Series B3 Preferred Stock (collectively, the "Existing Preferred Stockholders"), entered into an agreement whereby the Existing Preferred Stockholders have agreed to waive certain applicable price protection anti-dilution provisions. Under the terms of the waiver agreement, the Company is also permitted to issue equity securities representing aggregate proceeds of up to an additional $4.9 million following the sale of the Series D Preferred Stock. Additionally, the Existing Preferred Stockholders have also agreed to a limited lock-up restricting their ability to sell common stock issuable upon conversion of their preferred stock and warrants and to waive the accrual of any dividends that may otherwise be payable as a result of the Company's delisting from Nasdaq. As consideration for the waiver agreement, the Company has agreed to issue on a pro rata basis up to 1 million warrants to all the Existing Preferred Stockholders on a pro rata basis at such time and from time to time as the Company closes financing transactions that represent proceeds in excess of $2.9 million, excluding the proceeds from the Series D Preferred Stock transaction. Such warrants will have an exercise price that is the greater of $0.40 or the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company's financing or loan transaction that exceeds the $2.9 million threshold

NOTE 8.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 2003 or 2002. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.


NOTE 9.   LOSS PER SHARE

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          --------------------------
                                                              2003          2002
                                                          ------------  ------------
Net loss, as reported..................................    $    (3,020)  $    (6,085)
Accretion of preferred stock...........................            640            --
                                                          ------------  ------------
Loss applicable to common stockholders, as adjusted....    $    (3,660)  $    (6,085)
                                                          ============  ============

Basic and diluted loss per share:
  Loss per share continuing operations.................    $     (0.19)  $     (0.29)
  Loss per share discontinued operations...............             --         (0.04)
                                                          ------------  ------------
  Net loss per share applicable to common shareholders.    $     (0.19)  $     (0.33)
                                                          ============  ============

                                                          ============  ============
weighted common shares outstanding - basic and diluted.         19,233        18,613
                                                          ============  ============


The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                                  MARCH 31,
                                                              2003          2002
                                                          ------------  ------------
     Stock options, common share equivalent                      4,982         3,897
     Warrants, common share equivalent                           9,958         3,045
     Preferred stock, common share equivalent                   18,695         3,782
                                                          ------------  ------------
                                                                33,635        10,724
                                                          ============  ============

Accretion of the preferred stock arises as a result of the beneficial conversion feature realized in the sale of preferred stock.

NOTE 10.   SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Management makes operating decisions and assesses performance of the Company's operations based on the following reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

The principal product in the Desktop Integration segment is Cicero. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications.

The products that comprise the Messaging and Application Engineering segment is Geneva Integration Broker. During 2002, the Company sold its CTRC and Star/SQL products.

Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. During 2002, the Company reported the operations of its Systems Integration segment as discontinued operations and has reallocated the corporate overhead for the Systems Integration segment in 2002. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest and other income/(expense), taxes, in-process research and development, and restructuring.

While segment profitability should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. Segment profitability is not necessarily a measure of our ability to fund our cash needs. The non-GAAP measures presented may not be comparable to similarly titled measures reported by other companies

The table below presents information about reported segments for the three months ended March 31, 2003 and 2002:

                                                  MESSAGING AND
                                DESKTOP            APPLICATION
                              INTEGRATION          ENGINEERING            TOTAL
                             -------------       --------------       -------------
2003:

Total revenue.............      $     119           $       24          $      143
Total cost of revenue.....          1,138                   42               1,180
Gross margin..............         (1,019)                 (18)             (1,037)
Total operating expenses..          1,500                   88               1,588
Segment profitability.....      $  (2,519)          $     (106)         $   (2,625)

2002:

Total revenue.............      $      76           $      370          $      446
Total cost of revenue.....          2,191                1,804               3,995
Gross margin..............         (2,115)              (1,434)             (3,549)
Total operating expenses..          3,091                  304               3,395
Segment profitability.....      $  (5,206)          $   (1,738)         $   (6,944)


A reconciliation of total segment operating expenses to total operating expenses for the quarters ended March 31:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          --------------------------
                                                              2003          2002
                                                          ------------  ------------
Total segment operating expenses...................          $   1,588     $   3,395
(Gain)/loss on disposal of assets..................                (12)          165
                                                          ------------  ------------
Total operating expenses...........................          $   1,576     $   3,560
                                                          ============  ============

A reconciliation of total segment profitability to loss before provision for income taxes for the quarters ended March 31:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          --------------------------
                                                              2003          2002
                                                          ------------  ------------
Total segment profitability.......................           $  (2,625)    $  (6,944)
Change in fair value of derivative................                 148         1,718
Gain/(loss) on disposal of assets.................                  12          (165)
Gain/(loss) on closure of subsidiaries............                (499)           --
Interest and other income/(expense), net..........                 (10)         (141)
                                                          ------------  ------------
Total loss before income taxes....................           $  (2,974)    $  (5,532)
                                                          ============  ============


The following table presents a summary of assets by segment:


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                              2003          2002
                                                          ------------  ------------
Desktop Integration...............................           $   7,312    $   12,013
Messaging and Application Engineering.............                  31           842
                                                          ------------  ------------
Total assets............................................     $   7,343    $   12,855
                                                          ============  ============



NOTE 11.  CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business. As of March 31, 2003, an action was pending against the Company in the United States District Court for the District of Colorado by Access International Financial Services, Inc. claiming the Company had breached a contract. This case was settled in February 2003 for $200, which was accrued at December 31, 2002 and all parties executed mutual releases. In January 2003 an action was brought against the Company in the Circuit Court of Loudon County Virginia for a breach of a real estate lease. The plaintiff seeks damages of approximately $1,000 for rent in arrears, penalties and interest. The Company will vigorously defend against this action. Should the plaintiff be successful, this claim could have a material effect on the financial position or results of operations of the Company.


NOTE 12.  SUBSEQUENT EVENTS

In its January 2002 Private Placement of common stock and warrants, the Company had agreed to certain terms and conditions that would trigger payments by the Company if the Company did not keep such shares registered under the Securities Act of 1933, as amended. In exchange for a waiver of such provisions the Company has agreed to exchange the warrants from the January 2002 Private Placement priced at $2.50 for new warrants priced at $0.60 and has extended the expiration date until March 2007. Each participant is required to execute a waiver prior to receiving the repriced warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL INFORMATION

Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

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

This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See ''Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward Looking and Cautionary Statements.''

The Company's results of operations include the operations of the Company and its subsidiaries. During 2002 the Company identified the assets of the Systems Integration segment as being held for sale and thus a discontinued operation. Accordingly, the assets and liabilities have been reclassified to assets held for sale and the results of operations of that segment are now reclassified as gain or loss from a discontinued business. Unless otherwise indicated, all information is presented in thousands (`000s).

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

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three months ended March 31, 2003 and 2002:

                                                  MESSAGING AND
                                DESKTOP            APPLICATION
                              INTEGRATION          ENGINEERING            TOTAL
                             -------------       --------------       -------------
2003:
Total revenue...............   $     119           $      24            $     143
Total cost of revenue.......       1,138                  42                1,180
Gross margin................      (1,019)                (18)              (1,037)
Total operating expenses....       1,500                  88                1,588
Segment Profitability.......   $  (2,519)          $    (106)           $  (2,625)



                                                  MESSAGING AND
                                DESKTOP            APPLICATION
                              INTEGRATION          ENGINEERING            TOTAL
                             -------------       --------------       -------------
2002:
Total revenue...............   $      76           $     370            $     446
Total cost of revenue.......       2,191               1,804                3,995
Gross margin................      (2,115)             (1,434)              (3,549)
Total operating expenses....       3,091                 304                3,395
Segment Profitability.......   $  (5,206)          $  (1,738)           $  (6,944)

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

Total revenues decreased 68% for the quarter ended March 31, 2003 from the same period in 2002. The decrease in revenues is primarily the result of two factors: a reduction in maintenance revenues resulting from the sale of the Star SQL and CTRC products in June 2002 and a reduction in billable service revenues in the current quarter. Service revenues for the quarter ended March 31, 2002 amounted to approximately $153 which was primarily the result of a services agreement entered into with BluePhoenix Solutions for support services post asset sale. Gross profit margins were (725)% for the quarter ended March 31, 2003 and (796)% for the quarter ended March 31, 2002.

SOFTWARE PRODUCTS. Software product revenue increased approximately 500% in 2003 from those results achieved in 2002, however, the absolute dollar change was immaterial.

The gross margin on software products was (2,225)% for the quarter ended March 31, 2003 and reflects the amortization of acquired software not offset by revenues. Conversely, in the similar quarter in 2002, gross margin on software products was (64,067)%. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. The decrease in cost of software was primarily due to a change in the amortization of capitalized software from the acquisition of the Cicero technology, which was purchased in the third quarter of 2000.

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

MAINTENANCE. Maintenance revenue for the quarter ended March 31, 2003 decreased by approximately 71% or $204 as compared to the similar quarter for 2002. The decline in overall maintenance revenues is primarily due to the sale of the Star SQL and CTRC products in June 2002.

The Desktop Integration segment accounted for approximately 73.5% of total maintenance revenue for the quarter. The Messaging and Application Engineering segment accounted for approximately 26.5% of total maintenance revenues. The increase in the Desktop Integration maintenance as a percentage of the total is primarily due to amortization of deferred maintenance revenues that resulted from Q42002 license sales.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance products decreased significantly for the quarter ended March 31, 2003 to (10.8)%, down from 66.2% from one year ago.

The Desktop Integration segment had a negative gross margin for the quarter ended March 31, 2003 as future sales of the Cicero product are subject to favorable proofs-of-concepts at several large installations. The Messaging and Application Engineering segment had a gross margin of approximately 47.4% for the quarter.

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment. The majority of the products comprising the Messaging and Application Engineering segment have been sold and thus future revenues will be significantly lower. The cost of maintenance should remain constant for the Desktop Integration segment and the Messaging and Application Engineering segment.

SERVICES. Services revenue for the quarter ended March 31, 2003 decreased approximately 84%. The overall decline in service revenues reflects the termination of a services agreement with BluePhoenix Solutions. As part of the asset sale to BluePhoenix Solutions, the Company agreed to provide certain services for a fee. That agreement terminated during 2002.

The Desktop Integration segment accounted for approximately 94.3% of the total services revenue while the Messaging and Application Engineering segment accounted for approximately 5.7% of service revenue.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were (955.2)%, for the quarter ended March 31, 2003 as compared to 68% for the same period in 2002.

Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should be insignificant as the majority of the relevant products have been sold.

SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 32% or approximately $285 due to a reduction in the Company's sales and marketing workforce specifically as it relates to the Star SQL and CTRC products that were sold in June 2002.

Sales and marketing expenses are expected to remain fairly constant now that the Company's restructuring efforts are complete. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 63.3% or approximately $437 in the period ending March 31, 2003 as compared to the same period in 2002. The decrease in costs in 2003 reflects the restructuring efforts associated with the closure of the Berkeley California facility and the associated development staff.

The Company intends to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended March 31, 2003 decreased by 58.1% or $1,085 over the same period in the prior year. The primary reason for the decrease in costs is the elimination of two executive positions along with support personnel and related severance payments.

General and administrative expenses are expected  to  decrease  slightly  going
forward   as   the   Company  continues  to  create  certain  efficiencies  and consolidations.

RESTRUCTURING.   As discussed  in  the Form 10K for the year ended December 31,
2002, the Company has completed restructurings in 2001 and 2002.

The following table sets forth a summary by category of accrued expenses and cash paid for the three months ended March 31, 2003:

1117:
1118:
                                                DECEMBER 31,             MARCH 31,
                                                   2002      CASH PAID     2003
                                                ---------    ---------   ---------
Employee termination.........................   $  182       $   (19)    $  163
Excess office facilities.....................      590          (120)       470
                                                ---------    ---------   ---------
Total........................................   $  772       $  (139)    $  633
                                                =========    =========   =========
1130:

The Company believes the accrued restructuring cost of $633 at March 31, 2003 represents its remaining cash obligations for the restructuring charges included above.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of March 31, 2003 has been determined using valuation techniques consistent with the valuation performed as of December 31, 2002 and recorded as a warrant liability. As a result of the valuation, the Company has recorded a change in the fair value of the warrant liability of $148.

PROVISION FOR TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2003 or 2002. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision for the first quarter of 2002 is primarily related to income taxes and benefit from foreign operations and foreign withholding taxes.

SEGMENT PROFITABILITY. Segment profitability represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. Segment profitability for the three months ended March 31, 2003 was ($2.6) million as compared to ($6.9) million for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, amortization of goodwill, restructuring charges, gain or loss on sale of assets and impairment charges is primarily attributable to the reduced operations of the Company as a result of the significant restructuring of operations.

Segment profitability is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. We have included information concerning segment profitability as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. Segment profitability as defined herein may not be comparable to similarly titled measures reported by other companies.

IMPACT  OF  INFLATION.   Inflation  has  not  had a significant effect  on  the
Company's operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTING ACTIVITIES
The Company generated $463 of cash for the three months ended March 31, 2003.

Operating activities utilized approximately $1.5 million of cash, which is primarily comprised of the loss from operations of $3.0 million, offset by non-cash charges for depreciation and amortization of approximately $800. In addition, the Company had a reduction in accounts receivable of $1.2 million and used approximately $1.0 million in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities. The significant reduction in accounts receivable is the result of the reduction in overall revenues resulting from the sale of substantially all of the Messaging and Application Engineering products.

The Company utilized approximately $1.0 million in cash from investing activities, which is comprised of approximately $1.8 million of cash placed in escrow from the proceeds of the sale of Senior Convertible Redeemable Preferred Shares offset by the collection of approximately $800 in Notes Receivable.

The Company generated approximately $3.1 million in cash during the quarter from financing activities from the proceeds of the sale of senior convertible redeemable shares of approximately $3.5 million offset by a reduction in the Company's short-term debt in the amount of $400.

By comparison, in 2002, the Company generated approximately $446 million in cash during the quarter.

Net cash used in operations during the first quarter of 2002 was approximately $3.7 million, which is primarily comprised of the net loss for the period of $6.1 million, offset by non-cash charges for depreciation and amortization of approximately $2.5 million and a reduction in the fair value of the warrant liability of $1.7 million and an impairment in the value of certain assets of $1.6 million. In addition, the Company had a reduction in accounts receivable of $1.0 million and used $1.5 million for fulfillment of vendor obligations.

Net cash generated from investing activities during 2002 was $2.6 million, which consisted of approximately $1.0 million in final proceeds from the sales of the Geneva AppBuilder assets, approximately $1.0 million from the collection of Notes Receivable and approximately $145 from the sale of marketable securities.

The Company generated approximately $1.6 million of cash during the quarter for financing activities from the proceeds of an additional round of investment from several new investors (approximately $3.5 million) offset by approximately $1.6 million that was received prior to the end of the year from the same investor group. In addition, the Company issued approximately $623 of its common stock as part of the compensation to Merrill Lynch for extension of its exclusive license on Cicero in perpetuity and also issued approximately $270 of stock in settlement of a dispute. As part of its agreement with Liraz as the guarantor on the outstanding bank loan, the Company used approximately 10% of the proceeds ($350) from its financing to pay down the principal on the loan.

FINANCING ACTIVITIES

The Company funded its cash needs during the quarter ended March 31, 2003 with cash on hand from December 31, 2002, with cash from operations and with the cash realized from the sale of the Series D Preferred Stock offering which closed in March 2003.

The  Company  has  a  $2,271  term  loan  bearing  interest  at  LIBOR  plus 1%
(approximately 2.97% at March 31, 2003), interest on which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz, the Company's principal shareholder. The loan matures on November 15, 2003.

On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock"), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share ("Series D-1 Warrants"). The Company is also obligated to issue warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the greater of $0.20 per share or market price at the time of issuance on or before September 1, 2003 ("Series D-2 Warrants"). The Series D-2 Warrants will become exercisable on November 1, 2003, but only if the Company fails to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company's capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in the allocation of $2,890 to the Series D Preferred Stock and $640 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company's common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because the Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement require that the Company place $1,000,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the current quarter, $225 of escrowed funds were released. If the joint venture is not formed and operational on or by July 17, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses.

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

The Company has incurred losses of $18 million and $105 million in the past two years and has experienced negative cash flows from operations for each of the past three years. For the quarter ended March 31, 2003, the Company incurred an additional loss of $3.0 million and has a working capital deficiency of approximately $4.4 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with significant customers that have begun the "proof of concept" stage. Additionally, the Company successfully completed a private financing round wherein it raised approximately $3.5 million of new funds from several investors and is seeking additional equity capital in the near term. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.


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


ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to filing this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      Various lawsuits and claims have been brought against the Company in the normal course of business. As of December 31, 2002, an action was pending against the Company in the United States District Court for the District of Colorado by Access International Financial Services, Inc. claiming the Company had breached a contract. This case was settled in February 2003 for $200, which was accrued at December 31, 2002 and all parties executed mutual releases. In January 2003 an action was brought against the Company in the Circuit Court of Loudon County Virginia for a breach of a real estate lease. The plaintiff seeks damages of approximately $1,000 for rent in arrears, penalties and interest. The Company will vigorously defend against this action. Should the plaintiff be successful, this claim could have a material effect on the financial position or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES

      On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Preferred Stock ("Series D Preferred Stock"), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share ("Series D-1 Warrants"). The Company is also obligated to issue warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the greater of $0.20 per share or market price at the time of issuance on or before September 1, 2003 ("Series D-2 Warrants"). The Series D-2 Warrants will become exercisable on November 1, 2003, but only if the Company fails to report $6 million in gross revenues for the nine month period ended September 30, 2003. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits


EXHIBIT NO.
                                      DESCRIPTION

3.1 Certificate of Designations, Preferences and Rights dated March 19, 2003 (incorporated by reference to exhibit 3.1 to Level 8's Form 8-K, filed March 31, 2003).
4.1 Registration Rights Agreement dated as of March 19, 2003 by and among Level 8 Systems, Inc. and the Purchasers listed on Schedule
           I thereto (incorporated by reference to exhibit 4.1 to Level 8's Form 8-K, filed March 31, 2003).
4.2 Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31,
           2003)
4.3 Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31,
           2003)
10.1 Securities Purchase Agreement dated as of March 19, 2003 by and among Level 8 Systems, Inc. and the Purchasers (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K, filed March 31,
           2003).
10.2 Form of Waiver Agreement by and among Level 8 Systems, Inc and the holders listed on the signature pages dated March 19,2003. (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K, filed March 31, 2003).
99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002 (filed herewith)
99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002 (filed herewith)


(b)        Reports on Form 8-K

On March 31, 2003, Level 8 Systems filed a Form 8 K reporting the completion of a $3.5 million offering of Series D Convertible Redeemable Preferred Shares and warrants.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Level 8 Systems, Inc.



                                /s/ Anthony Pizi
Date: May 15, 2003
                                ...............................................
                                Anthony Pizi
                                Chief Executive Officer


                                /s/ John Broderick
Date: May 15, 2003
                                ...............................................
                                 John Broderick
                                Chief Financial Officer/Chief Operating Officer

                        CERTIFICATION PURSUANT TO SECTION 302
                          OF THE SARBANES-OXLEY ACT OF 2002

      I, Anthony C. Pizi, Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Level 8 Systems, Inc. (the Registrant");

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


             (a)designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             (b)evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
             (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


4. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


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

      Date: May 15, 2003
                                                  /s/ ANTHONY C. PIZI
                                                  --------------------------
                                                  Anthony C. Pizi
                                                  Chief Executive Officer
                                                 (Principal Executive Officer)

                        CERTIFICATION PURSUANT TO SECTION 302
                          OF THE SARBANES-OXLEY ACT OF 2002

      I, John P. Broderick, Chief Operating and Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Level 8 Systems, Inc. (the Registrant");

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


             (a)designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             (b)evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
             (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


4. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


             (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
             (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


5. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003
                            /s/ JOHN P. BRODERICK
                            -----------------------------------
                            John P. Broderick
                            Chief Operating and Financial Officer
                            (Principal Financial and Accounting Officer)

                                                                   Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Level 8 Systems, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony C. Pizi, Chief Executive Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Anthony C. Pizi
------------------------------
Anthony C. Pizi
Chief Executive Officer
(Principal Executive Officer)
May 15, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  In connection with the Quarterly Report of Level 8 Systems, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John
P. Broderick, Chief Operating and Financial Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ John P. Broderick
----------------------------------------------
John P. Broderick
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)
May 15, 2003

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request