Form 10-Q
period 2003-06-30
LEVEL 8 SYSTEMS INC
filed 2003-08-20
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-26392

LEVEL 8 SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

214 Carnegie Center, Suite 303, Princeton, New Jersey	085401
(Address of principal executive offices)	(Zip Code)

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

19,983,453 shares of common stock, $.001 par value, were outstanding as of July 25, 2003.

Level 8 Systems, Inc.
Index

PART I.	Financial Information	Page Number

Item 1.	Financial Statements

	Consolidated balance sheets as of June 30, 2003 (unaudited)
	and December 31, 2002	1

	Consolidated statements of operations for the three and six months
	ended June 30, 2003 and 2002 (unaudited)	2

	Consolidated statements of cash flows for the six months
	ended June 30, 2003 and 2002 (unaudited)	3

	Consolidated statements of comprehensive loss for the three and six
	months ended June 30, 2003 and 2002 (unaudited)	4

	Notes to consolidated financial statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	Other Information	20

SIGNATURES		21

Part I.     Financial Information
                 Item 1. Financial Statements

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$ 39	$ 199
Cash held in escrow	1,387	--
Assets of operations to be abandoned	246	453
Trade accounts receivable, net	162	1,291
Receivable from related party	--	73
Notes receivable	62	867
Prepaid expenses and other current assets	593	731
Total current assets	2,489	3,614
Property and equipment, net	106	162
Software product technology, net	6,447	7,996
Other assets	47	80
Total assets	$ 9,089	$ 11,852
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Short term debt	$ 2,380	$ 2,893
Accounts payable	3,395	3,537
Accrued expenses:
Salaries, wages, and related items	176	107
Restructuring	515	772
Other	1,164	1,332
Liabilities of operations to be abandoned	602	916
Deferred revenue	183	311
Total current liabilities	8,415	9,868

Warrant liability	224	331
Senior convertible redeemable preferred stock	3,530	--
Total liabilities	12,169	10,199
Stockholders' equity (deficit):
Preferred stock	--	--
Common stock	20	19
Additional paid-in-capital	203,570	202,916
Accumulated other comprehensive loss	(2)	(717)
Accumulated deficit	(206,668)	(200,565)
Total stockholders' equity (deficit)	(3,080)	1,653
Total liabilities and stockholders' equity	$ 9,089	$ 11,852

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenue:
Software	$ 43	$ 111	$ 79	$ 117
Maintenance	84	194	167	481
Services	50	325	74	478
Total operating revenue	177	630	320	1,076

Cost of revenue:
Software	845	2,107	1,682	5,957
Maintenance	103	41	195	138
Services	197	231	448	279
Total cost of revenue	1,145	2,379	2,325	6,374

Gross margin	(968)	(1,749)	(2,005)	(5,298)

Operating expenses:
Sales and marketing	508	808	1,059	1,644
Research and product development	255	556	508	1,246
General and administrative	528	1,173	1,312	3,042
(Gain)/loss on disposal of assets	(1)	112	(13)	112
Restructuring, net	--	1,300	--	1,465
Total operating expenses	1,290	3,949	2,866	7,509
Loss from operations	(2,258)	(5,698)	(4,871)	(12,807)

Other income (expense):
Interest income	8	16	26	50
Interest expense	(55)	(197)	(102)	(301)
Change in fair value of warrant liability	(41)	971	107	2,689
Gain/(loss) on closure of subsidiaries	--	--	(499)	--
Other expense	(78)	(104)	(59)	(175)
Loss before provision for income taxes	(2,424)	(5,012)	(5,398)	(10,544)
Income tax provision	--	--	--	(123)

Loss from continuing operations	(2,424)	(5,012)	(5,398)	(10,421)
Loss from discontinued operations	(20)	(5,531)	(66)	(6,207)
Net loss	$ (2,444)	$(10,543)	$(5,464)	$(16,628)

Loss per share continuing operations-basic and diluted	(0.12)	(0.26)	(0.31)	(0.55)
Loss per share discontinued operations-basic and diluted	(0.00)	(0.29)	(0.00)	(0.33)
Net loss per share applicable to common shareholders - basic and diluted	$ (0.12)	$ (0.55)	$ (0.31)	$ (0.88)

Weighted average common shares outstanding - basic and diluted	19,685	18,969	19,460	18,792

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (5,464)	$ (16,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,605	4,751
Change in fair value of warrant liability	(107)	(2,689)
Stock compensation expense	15	92
Impairment of intangible assets and software product technology	--	1,564
Provision for doubtful accounts	(52)	(77)
(Gain)/loss on disposal of assets	(13)	112
Other	1	63
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	1,254	964
Assets & liabilities - held for sale	--	7,332
Assets & liabilities - discontinued operations	623	237
Due from Liraz	--	(56)
Prepaid expenses and other assets	171	311
Accounts payable and accrued expenses	(498)	(1,494)
Merger-related and restructuring	--	310
Deferred revenue	(128)	55
Net cash used in operating activities	(2,593)	(5,153)
Cash flows from investing activities:
Proceed from sale of asset	--	349
Repayment of note receivable	805	2,018
Investment held for resale	--	145
Cash received from sale of line of business assets	--	1,000
Net cash provided by investing activities	805	3,512
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	--	1,974
Proceeds from issuance of convertible redeemable preferred stock, net of cash held in escrow of 1,387	2,143	--
Repayments of term loans, credit facility and notes payable	(513)	(500)
Net cash provided by financing activities	1,630	1,474
Effect of exchange rate changes on cash	(2)	(192)
Net decrease in cash and cash equivalents	(160)	(359)
Cash and cash equivalents:
Beginning of period	199	510
End of period	$ 39	$ 151

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss	$ (2,444)	$ (10,543)	$ (5,464)	$ (16,628)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(68)	(135)	(2)	(192)
Comprehensive loss	$ (2,512)	$ (10,678)	$ (5,466)	$ (16,820)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $18 million and $105 million for the years ended December 31, 2002 and 2001, respectively and has experienced negative cash flows from operations for each of the years ended December 31, 2002, 2001, and 2000. For the six months ended June 30, 2003, the Company incurred a loss from operations of $5.4 million and had a working capital deficiency of approximately $5.9 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. To address these issues, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with several significant new customers. Additionally, in March 2003, the Company successfully completed a private financing round wherein it raised approximately $3.5 million of new funds from several investors, of which approximately $1.5 million was immediately available to the Company and an additional $390 of which was released to the Company during the quarter ended June 30, 2003 pursuant to an escrow arrangement with the lead investors. Management expects to be able to raise additional capital to fund operations and also expects that increased revenues will reduce its operating losses in future periods; however, there can be no assurance that management's plan will be executed as anticipated.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders	$ (2,444)	$(10,543)	$ (5,464)	$(16,628)
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(157)	(1,003)	(315)	(1,883)
Pro forma loss applicable to common stockholders	$ (2,601)	$(11,546)	$ (5,779)	$ (18,511)
Earnings per share:
Basic and diluted as reported	$ (0.13)	$ (0.61)	$ (0.33)	$ (0.99)

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

In November 2002, the Emerging Issues Task Force, or EITF, of the FASB finalized its tentative consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company's financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of this statement did not have a material impact on the Company's financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company's consolidated financial position or results of operations might be adversely impacted.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The adoption of this statement did not have a material effect on the Company's results of operations and financial conditions except for the classification of the Senior convertible redeemable preferred stock as a liability on the consolidated balance sheet.

NOTE 3. DISPOSITIONS

Sale of Geneva

Effective October 1, 2002, the Company sold its Systems Integration software business to EM Software Solutions, Inc. Under the terms of the agreement, EM Software Solutions acquired all rights, title and interest to the Geneva Enterprise Integrator and Geneva Business Process Automator products along with certain receivables, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The Company had identified these assets as being held for sale during the third quarter of 2002 and as such, reclassified the results of operations to "income/loss from discontinued operations". The Company received total proceeds of $1,637, $276 in cash, a short-term note in the amount of $744 and a five-year note payable monthly in the amount of $617. The short-term note was repaid by February 13, 2003. The five-year note has been recorded net of an allowance of $494. The net book value of the software technology was $1,283, the carrying value of the assets sold was approximately $374, and other adjustments of $260 resulted in a loss on the disposal of discontinued operations of $769. Revenues for the Systems Integration segment were $2,793 for the first six months of 2002.

Sale of Star SQL and CTRC

In June 2002, the Company entered into an Asset Purchase Agreement with StarQuest Ventures, Inc., a California corporation and an affiliate of Paul Rampel, who was at that time, a member of the Board of Directors of the Company and a former executive officer. Under the terms of the agreement, the Company sold its Star SQL and CTRC products and certain fixed assets to StarQuest Ventures for $365 and the assumption of certain maintenance liabilities. The Company received $300 in cash and a note receivable of $65 which was subsequently paid. The loss on sale of the assets was $74. The Company used $150 from the proceeds to repay borrowings from Mr. Rampel.

NOTE 4. SOFTWARE PRODUCT TECHNOLOGY

As of June 30, 2003, all of the Company's software product technology relates to the Cicero technology. Effective July 2002, the Company determined that the estimated asset life of the Cicero technology has been extended as a result of the amended license agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") wherein the exclusive right to modify, commercialize, and distribute the technology was extended in perpetuity. Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years. The effect of the change in the estimated life resulted in a reduction of $1.2 million and $2.3 million of amortization expense for the three months and six months ended June 30, 2003, respectively. The impact on the net loss applicable to common stockholders - basic and diluted was $(0.06) per share for the quarter ended June 30, 2003 and $(0.12) per share for the six months ended June 30, 2003.

The Company's evaluation of the recoverability of the carrying amount of Cicero technology is based on management's cash flow projections and sales forecast. Actual results may differ which could significantly effect the ultimate recoverability of this technology.

NOTE 5. RESTRUCTURING CHARGES

As discussed in the Form 10-K for the year ended December 31, 2002, the Company has completed restructurings in 2001 and 2002. As of December 31, 2002, the Company's accrual for restructuring was $772, which was comprised of excess facility costs for its Dulles facility, which since has been closed. During the first two quarters of 2003, the Company paid approximately $257 for these excess facility costs. The Company believes that the balance of accrued restructuring costs of $515 at June 30, 2003 represents its remaining obligations.

NOTE 6. SENIOR CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock"), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share ("Series D-1 Warrants"). The Company is also obligated to issue warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the greater of $0.20 per share or market price at the time of issuance on or before September 1, 2003 ("Series D-2 Warrants"). The Series D-2 Warrants will become exercisable on November 1, 2003, but only if the Company fails to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company's capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in the allocation of $2,890 to the Series D Preferred Stock and $640 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company's common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because the Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement required that the Company deposit $1,000,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. If the joint venture is not formed and operational on or by July 17, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. The Company and the lead investor have mutually agreed to extend the escrow release provisions until August 15, 2003.

Another condition of the financing required the Company to place an additional $1,000,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch providing for the sale of all right, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero is not consummated by May 18, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium. During the current quarter, $390 of escrowed funds were released. In addition, the Company and the lead investor agreed to extend the escrow release provisions until the end of July 2003 when all remaining escrow monies were released.

NOTE 7. STOCKHOLDERS EQUITY

In connection with the sale of Series D Preferred Stock, the holders of the Company's Series A3 Preferred Stock and Series B3 Preferred Stock (collectively, the "Existing Preferred Stockholders"), entered into an agreement whereby the Existing Preferred Stockholders have agreed to waive certain applicable price protection anti-dilution provisions. Under the terms of the waiver agreement, the Company is also permitted to issue equity securities representing aggregate proceeds of up to an additional $4.9 million following the sale of the Series D Preferred Stock. Additionally, the Existing Preferred Stockholders have also agreed to a limited lock-up period restricting their ability to sell common stock issuable upon conversion of their preferred stock and warrants and to waive the accrual of any dividends that may otherwise be payable as a result of the Company's delisting from Nasdaq. As consideration for the waiver agreement, the Company has agreed to issue on a pro rata basis warrants to purchase up to 1 million shares of the Company's common stock to all the Existing Preferred Stockholders on a pro rata basis at such time and from time to time as the Company closes financing transactions that represent proceeds in excess of $2.9 million, excluding the proceeds from the Series D Preferred Stock transaction. Such warrants will have an exercise price that is the greater of $0.40 or the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company's financing or loan transaction that exceeds the $2.9 million threshold

NOTE 8. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the three and six months ended June 30, 2003 and 2002. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 9. LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss, as reported	$ (2,444)	$ (10,543)	$ (5,464)	$ (16,628)
Accretion of preferred stock	--	--	640	--
Loss applicable to common stockholders, as adjusted	$ (2,444)	$ (10,543)	$ (6,104)	$ (16,628)

Basic and diluted loss per share:
Loss per share continuing operations	$ (0.12)	$ (0.26)	$ (0.31)	$ (0.55)
Loss per share discontinued operations	--	(0.29)	--	(0.33)
Net loss per share applicable to common shareholders	$ (0.12)	$ (0.55)	$ (0.31)	$ (0.88)

Weighted common shares outstanding - basic and diluted	19,685	18,969	19,460	18,792

Accretion of the preferred stock arises as a result of the beneficial conversion feature realized in the sale of preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	June 30,
	2003	2002
Stock options, common share equivalent	5,575	2,750
Warrants, common share equivalent	9,368	3,045
Preferred stock, common share equivalent	18,135	3,782
	33,078	9,577

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

The product that comprises the Messaging and Application Engineering segment is Geneva Integration Broker. During 2002, the Company sold its CTRC and Star/SQL products.

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

The table below presents information about reported segments for the three months and six months ended June 30, 2003 and 2002:

	Desktop Integration		Messaging and Application Engineering		Total
	June 30, 2003		June 30, 2003		June 30, 2003
	Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended
Total revenue	$ 156	$ 275	$ 21	$ 45	$ 177	$ 320
Total cost of revenue	1,114	2,252	31	73	1,145	2,325
Gross profit/(loss)	(958)	(1,977)	(10)	(28)	(968)	(2,005)
Total operating expenses	1,236	2,736	55	143	1,291	2,879
Segment profitability	$ (2,194)	$ (4,713)	$ (65)	$ (171)	$ (2,259)	$ (4,884)

The table below presents information about reported segments for the three and six months ended June 30, 2002:

	Desktop Integration		Messaging and Application Engineering		Total
	June 30, 2002		June 30, 2002		June 30, 2002
	Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended
Total revenue	$ 301	$ 377	$ 329	$ 699	$ 630	$ 1,076
Total cost of revenue	2,302	4,493	77	1,881	2,379	6,374
Gross profit/(loss)	(2,001)	(4,116)	252	(1,182)	(1,749)	(5,298)
Total operating expenses	2,416	5,695	121	237	2,537	5,932
Segment profitability	$ (4,417)	$ (9,811)	$ 131	$ (1,419)	$ (4,286)	$ (11,230)

A reconciliation of total segment operating expenses to total operating expenses for the quarters ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Total segment operating expenses	$ 1,291	$ 2,537	$ 2,879	$ 5,932
(Gain)/loss on disposal of assets	(1)	112	(13)	112
Restructuring	--	1,300	--	1,465
Total operating expenses	$ 1,290	$ 3,949	$ 2,866	$ 7,509

A reconciliation of total segment profitability to loss before provision for income taxes for the quarters ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Total segment profitability	$ (2,259)	$ (4,286)	$ (4,884)	$(11,230)
Change in fair value of derivative	(41)	971	107	2,689
Gain/(loss) on disposal of assets	1	(112)	13	(112)
Restructuring	--	(1,300)	--	(1,465)
Gain/(loss) on closure of subsidiaries	--	--	(499)	--
Interest and other income/(expense), net	(125)	(285)	(135)	(426)

Total loss before income taxes	$ (2,424)	$ (5,012)	$ (5,398)	$(10,544)

The following table presents a summary of assets by segment:

	Six Months Ended June 30,
	2003	2002
Desktop Integration	$ 6,553	$ 9,965
Messaging and Application Engineering	--	123
Total assets	$ 6,553	$ 10,088

NOTE 11. CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business.. In January 2003, an action was brought against the Company in the Circuit Court of Loudon County, Virginia for a breach of a real estate lease. The plaintiff seeks damages of approximately $1,000 for rent in arrears, penalties and interest. The Company will vigorously defend against this action. Should the plaintiff be successful, this claim could have a material effect on the financial position or results of operations of the Company.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company amended its license agreement for the Cicero technology with Merrill Lynch. As a result of this amendment, the lead investors agreed to release to the Company the remaining portion of the $1,000 in escrowed funds ($610) associated with the Company's obligation to acquire Cicero. The Company applied $100 of this amount to its outstanding term loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL INFORMATION

Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of a company's business information processes.

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

This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, briefly described below under the subtitle "Forward-Looking and Cautionary Statements," could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

The Company's results of operations include the operations of the Company and its subsidiaries. During 2002, the Company identified the assets of the Systems Integration segment as being held for sale and thus a discontinued operation. Accordingly, the assets and liabilities have been reclassified to assets held for sale and the results of operations of that segment are now reclassified as gain or loss from a discontinued business. Unless otherwise indicated, all information is presented in thousands ('000s).

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

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and six months ended June 30, 2003 and 2002:

	Desktop Integration		Messaging and Application Engineering		Total
	June 30, 2003		June 30, 2003		June 30, 2003
	Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended
Total revenue	$ 156	$ 275	$ 21	$ 45	$ 177	$ 320
Total cost of revenue	1,114	2,252	31	73	1,145	2,325
Gross profit/(loss)	(958)	(1,977)	(10)	(28)	(968)	(2,005)
Total operating expenses	1,236	2,736	55	143	1,291	2,879
Segment profitability	$ (2,194)	$ (4,713)	$ (65)	$ (171)	$ (2,259)	$ (4,884)

The table below presents information about reported segments for the three and six months ended June 30, 2002:

	Desktop Integration		Messaging and Application Engineering		Total
	June 30, 2002		June 30, 2002		June 30, 2002
	Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended
Total revenue	$ 301	$ 377	$ 329	$ 699	$ 630	$ 1,076
Total cost of revenue	2,302	4,493	77	1,881	2,379	6,374
Gross profit/(loss)	(2,001)	(4,116)	252	(1,182)	(1,749)	(5,298)
Total operating expenses	2,416	5,695	121	237	2,537	5,932
Segment profitability	$ (4,417)	$ (9,811)	$ 131	$ (1,419)	$ (4,286)	$ (11,230)

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

The Company's revenues vary from quarter to quarter, due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of the Company's sales force. Additionally, the Company has experienced a longer than expected sales cycle for Cicero, due in large part to the inimitable nature of the product as well as concerns of potential customers about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market's knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies with significant financial resources although the Company has not experienced significant success to date with this approach. The Company typically does not have any material backlog of unfilled software orders and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility of the price of the Company's common stock.

Total revenues decreased 72% for the quarter ended June 30, 2003 from the same period in 2002. The decrease in revenues is primarily the result of two factors: a reduction in maintenance revenues resulting from the sale of the Star SQL and CTRC products in June 2002 and a reduction in billable service revenues in the current quarter. Service revenues for the quarter ended June 30, 2002 amounted to approximately $325, which was primarily the result of integration services for a Cicero installation at Nationwide Financial Services. Gross profit margins were (547)% for the quarter ended June 30, 2003 and (278)% for the quarter ended June 30, 2002.

Software Products. Software product revenue decreased approximately 61% in 2003 from those results achieved in 2002, however, the absolute dollar change was immaterial.

The gross margin on software products was (1,865)% for the quarter ended June 30, 2003 and reflects the amortization of acquired software not offset by revenues. Conversely, in the similar quarter in 2002, gross margin on software products was (1,798)%. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. The decrease in cost of software was primarily due to a change in the amortization of capitalized software from the acquisition of the perpetual exclusive license to the Cicero technology, which was purchased in the third quarter of 2000.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace, although such acceptance is taking longer than the Company originally anticipated, due in large part to the concerns of potential customers about the financial viability of the Company. The Company's expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations. The Messaging and Application Engineering segment revenue is expected to decrease significantly along with related expenses as the majority of the products comprising this segment have been sold.

Maintenance. Maintenance revenue for the quarter ended June 30, 2003 decreased by approximately 56.7% or $110 as compared to the similar quarter for 2002. For the six months ended June 30, 2003 maintenance revenues decreased by approximately 65% or $314 as compared to the same period of the previous year. The decline in overall maintenance revenues is primarily due to the sale of the Star SQL and CTRC products in June 2002.

The Desktop Integration segment accounted for approximately 75% of total maintenance revenue for the quarter. The Messaging and Application Engineering segment accounted for approximately 25% of total maintenance revenues. The increase in the Desktop Integration maintenance as a percentage of the total is primarily due to amortization of deferred maintenance revenues that resulted from Q4 2002 license sales.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margins on maintenance products decreased significantly for the quarter ended June 30, 2003 to (22.6)%, down from 78.9% from one year ago.

The Desktop Integration segment had a negative gross margin of 63.5% for the quarter ended June 30, 2003 as future sales of the Cicero product are subject to favorable proofs-of-concepts at several large installations. The Messaging and Application Engineering segment incurred no cost of maintenance resulting in a gross margin of approximately 100% for the quarter.

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment if license revenues in that segment increase. The majority of the products comprising the Messaging and Application Engineering segment have been sold and thus future revenues will be significantly lower. The cost of maintenance should remain constant for the Desktop Integration segment and the Messaging and Application Engineering segment.

Services. Services revenue for the quarter ended June 30, 2003, decreased by approximately 84.6% or $275. For the six months ended June 30, 2003, service revenues amounted to $74, a decrease of 84.5% or $404 for the same period of the previous year. The overall decline in service revenues was the result of a significant integration project during the second quarter of 2002 and no substantial integration projects in the second quarter of 2003.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were (294)%, for the quarter ended June 30, 2003, as compared to 28.9% for the same period in 2002.

The Desktop Integration segment accounted for approximately 100% of the total services revenue. The Messaging and Application Engineering segment consists primarily of maintenance revenue as the majority of the relevant products have been sold. Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 37.1% or approximately $300 due to a reduction in the Company's sales and marketing workforce specifically as it relates to the Star SQL and CTRC products that were sold in June 2002.

Sales and marketing expenses are expected to remain fairly constant now that the Company's restructuring efforts are complete. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment. For the six months ended June 30, 2003, sales and marketing expenses decreased by 35.6% or $585.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 54.1% or approximately $301 in the period ending June 30, 2003 as compared to the same period in 2002. The decrease in costs in 2003 reflects the restructuring efforts associated with the closure of the Berkeley, California facility and the associated development staff. For the six months ended June 30, 2003, research and development expenses decreased by 59.2% or $738 over the same period of the previous year and reflects the restructuring efforts initiated in 2002.

The Company intends to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended June 30, 2003 decreased by 55.0% or $645 over the same period in the prior year. The primary reason for the decrease in costs is the elimination of two executive positions along with support personnel and related severance payments. For the six months ended June 30, 2003, general and administrative expenses decreased by 56.9% or $1,730 over the same period of the previous year.

General and administrative expenses are expected to decrease slightly going forward as the Company continues to create certain efficiencies and consolidations.

Restructuring. As discussed in the Form 10-K for the year ended December 31, 2002, the Company has completed restructurings in 2001 and 2002. As of December 31, 2002, the Company's accrual for restructuring was $772, which was primarily comprised of excess facility costs for its Dulles facility, which since has been closed. During the first two quarters of 2003, the Company paid approximately $257 for these excess facility costs. The Company believes that the balance of accrued restructuring costs of $515 at June 30, 2003 represents its remaining obligations.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock", for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of June 30, 2003, has been determined using valuation techniques consistent with the valuation performed as of December 31, 2002, and recorded as a warrant liability. As a result of the valuation, the Company has recorded a change in the fair value of the warrant liability of $41.

Provision for Taxes. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the second quarter of 2003 or 2002. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. Segment profitability for the three months ended June 30, 2003 was ($2.3) million as compared to ($4.3) million for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, amortization of goodwill, restructuring charges, gain or loss on sale of assets and impairment charges is primarily attributable to the reduced operations of the Company as a result of the significant restructuring of operations.

Segment profitability is not a measure of performance under generally accepted accounting principles in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles in the United States of America, or as a measure of profitability or liquidity. We have included information concerning segment profitability as one measure of our cash flow and historical ability to service debt and because we believe investors find this information useful. Segment profitability as defined herein may not be comparable to similarly titled measures reported by other companies.

Impact of Inflation. Inflation has not had a significant effect on the Company's operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Operating and Investing Activities
The Company utilized $160 of cash for the six months ended June 30, 2003.

Operating activities utilized approximately $2.6 million of cash, which is primarily comprised of the loss from operations of $5.5 million, offset by non-cash charges for depreciation and amortization of approximately $1.6 million. In addition, the Company generated $1.3 million in cash through a reduction in accounts receivable and used approximately $.5 million in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities. The significant reduction in accounts receivable is the result of the reduction in overall revenues in the Desktop Integration segment from the last quarter of 2002.

The Company generated approximately $1.6 million in cash during the first six months of 2003 from financing activities from the proceeds of the sale of Series D Preferred Stock of approximately $3.5 million offset by cash held in escrow of $1,387 million and a reduction in the Company's short-term debt in the amount of $13.

By comparison, in 2002, the Company utilized approximately $359 in cash during the first six months.

Net cash used in operations during the first six months of 2002 was approximately $5.2 million, which is primarily comprised of the net loss for the period of $16.6 million, offset by non-cash charges for depreciation and amortization of approximately $4.8 million and a reduction in the fair value of the warrant liability of $2.7 million and an impairment in the value of certain assets of $1.6 million. In addition, the Company had a reduction in accounts receivable of $1.0 million and used $1.5 million for fulfillment of vendor obligations. The Company also segregated certain assets and liabilities of the Systems Integration segment as being held for sale. Net assets being segregated amounted to approximately $7.3 million as of June 30, 2002.

Net cash generated from investing activities during 2002 was $3.5 million, which consisted of approximately $1.0 million in final proceeds from the sale of the Geneva AppBuilder assets, approximately $2.0 million from the collection of Notes Receivable, approximately $350 from proceeds of sale of assets, and approximately $145 from the sale of marketable securities.

The Company generated approximately $1.5 million of cash during the first six months of 2002 for financing activities from the proceeds of an additional round of investment from several new investors (approximately $3.5 million) offset by approximately $1.6 million that was received prior to the end of the year from the same investor group. In addition, the Company issued approximately $623 of its common stock as part of the compensation to Merrill Lynch for extension of its exclusive license on Cicero in perpetuity and also issued approximately $270 of stock in settlement of a dispute. As part of its agreement with Liraz as the guarantor on the outstanding bank loan, the Company used approximately 10% of the proceeds ($350) from its financing to pay down the principal on the loan and also paid an additional $150 against this debt.

Financing Activities

The Company funded its cash needs during the quarter ended June 30, 2003 with cash on hand from March 31, 2003, with cash from operations and with the cash realized from certain of the proceeds from the sale of the Series D Preferred Stock which was released from escrow.

The Company has a $2,271 term loan bearing interest at LIBOR plus 1% (approximately 2.97% at June 30, 2003), interest on which is payable semi-annually. There are no financial covenants and the term loan is guaranteed by Liraz, the Company's former principal shareholder. The loan matures on November 15, 2003. At the present time, the Company is negotiating for an extension of the loan and the guaranty although there can be no assurance that the lender will agree to extend the loan or that Liraz will agree to extend the guaranty.

On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock"), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share ("Series D-1 Warrants"). The Company is also obligated to issue warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the greater of $0.20 per share or market price at the time of issuance on or before September 1, 2003 ("Series D-2 Warrants"). The Series D-2 Warrants will become exercisable on November 1, 2003, but only if the Company fails to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended.

As part of the financing, the Company and the lead investors agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement required that the Company deposit $1,000,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. If the joint venture is not formed and operational on or by July 17, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses.

Subsequent to June 30, 2003, the Company and the lead investors agreed to extend the deadline for the formation of the joint venture and approval of the operating plan until August 15, 2003. As such, all funds (less the $225 released in the first quarter of 2003) remain in escrow pending finalization of the formation of the joint venture and approval of the operating plan.

Another condition of the financing required the Company to place an additional $1,000,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch providing for the sale of all right, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero was not consummated by May 18, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium.

The Company and the lead investor had agreed during the quarter ended June 30, 2003 to extend the escrow provisions while the Company negotiated certain amendments to the license agreement with Merrill Lynch. During the quarter ended June 30, 2003, approximately $390 of the escrowed funds were released to the Company. Subsequent to June 30, 2003, the Company amended its license agreement for the Cicero technology with Merrill Lynch. As a result of this amendment, the lead investors agreed to release to the Company the remaining portion of the $1,000 in escrowed funds ($610) associated with the Company's obligation to acquire Cicero. The Company applied $100 of this amount to its outstanding term loan.

The Company has incurred losses of $18 million and $105 million in the past two years and has experienced negative cash flows from operations for each of the past three years. For the quarter ended June 30, 2003, the Company incurred an additional loss of $2.4 million and has a working capital deficiency of approximately $5.9 million. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero, which is proving to require a long sales cycle. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with significant customers that have begun or finalized the "proof of concept" stage with the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market's knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity and, if the Company is unable to extend its term, to meet its obligations under the $2,271 term loan which is due in November 2003. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends.

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

The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

Item 4. Controls and Procedures

During the 90-day period prior to filing this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Part II. Other Information

Item 1. Legal Proceedings

Various lawsuits and claims have been brought against the Company in the normal course of business. In January 2003, an action was brought against the Company in the Circuit Court of Loudon County, Virginia for a breach of a real estate lease. The plaintiff seeks damages of approximately $1,000 for rent in arrears, penalties and interest. The Company will vigorously defend against this action. Should the plaintiff be successful, this claim could have a material effect on the financial position or results of operations of the Company.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K

None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level 8 Systems, Inc.

/s/ Anthony Pizi
Date: August 20, 2003	.........................................................................................
Anthony Pizi
Chief Executive Officer

/s/ John Broderick
Date: August 20, 2003	........................................................................................
John Broderick
Chief Financial Officer/Chief Operating Officer