Form 10-Q
period 2003-09-30
LEVEL 8 SYSTEMS INC
filed 2003-11-19
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 0-26392

LEVEL 8 SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware 11-2920559

(State or other jurisdiction of incorporation                      (I.R.S Employer Identification Number)

or organization)

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

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

25,256,790 shares of common stock, $.001 par value, were outstanding as of November 6, 2003.

Level 8 Systems, Inc.

Index

PART I. Financial Information	Page Number

Item 1. Financial Statements

Consolidated balance sheets as of September 30, 2003 (unaudited)
and December 31, 2002...............................................................................................................	3

Consolidated statements of operations for the three and nine months
ended September 30, 2003 and 2002 (unaudited)..................................................................	4

Consolidated statements of cash flows for the nine months
ended September 30, 2003 and 2002 (unaudited)...................................................................	5

Consolidated statements of comprehensive loss for the three and nine
months ended September 30, 2003 and 2002 (unaudited).....................................................	6

Notes to consolidated financial statements (unaudited)......................................................	7

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.................................................................................................................	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk ............................................	20

Item 4. Controls and Procedures...........................................................................................................	20

PART II. Other Information...............................................................................................................................	21

SIGNATURES...........................................................................................................................................................	22

Part I.  Financial Information

            Item 1.  Financial Statements

LEVEL 8 SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$ 70	$ 199
Cash held in escrow	775	--
Assets of operations to be abandoned	220	453
Trade accounts receivable, net	3	1,291
Receivable from related party	--	73
Notes receivable	--	867
Prepaid expenses and other current assets	369	731
Total current assets	1,437	3,614
Property and equipment, net	67	162
Software product technology, net	4,958	7,996
Other assets	47	80
Total assets	$ 6,509	$ 11,852
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Short term debt.	$ 2,570	$ 2,893
Accounts payable	2,594	3,537
Accrued expenses:
Salaries, wages, and related items.	317	107
Restructuring.	--	772
Other	1,509	1,332
Liabilities of operations to be abandoned	610	916
Deferred revenue	104	311
Total current liabilities	7,704	9,868

Long term liability	131	--
Warrant liability.	466	331
Senior convertible redeemable preferred stock	3,530	--

Stockholders' equity (deficit):
Preferred stock	--	--
Common stock	24	19
Additional paid-in-capital	203,852	202,916
Accumulated other comprehensive loss	(3)	(717)
Accumulated deficit	(209,195)	(200,565)
Total stockholders' equity (deficit)	(5,322)	1,653
Total liabilities and stockholders' equity	$ 6,509	$ 11,852

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenue:
Software	$ 9	$ 324	$ 88	$ 440
Maintenance	80	28	247	511
Services	24	471	98	949
Total operating revenue	113	823	433	1,900

Cost of revenue:
Software	1,553	841	3,235	6,797
Maintenance	99	11	294	149
Services	195	393	643	672
Total cost of revenue	1,847	1,245	4,172	7,618

Gross margin.	(1,734)	(422)	(3,739)	(5,718)

Operating expenses:
Sales and marketing	371	582	1,430	2,226
Research and product development	265	310	773	1,557
General and administrative	647	551	1,959	2,766
(Gain)/loss on disposal of assets	(6)	(21)	(19)	317
Restructuring, net	(834)	--	(834)	1,300
Total operating expenses	443	1,422	3,309	8,166
Loss from operations	(2,177)	(1,844)	(7,048)	(13,884)

Other income (expense):
Interest income	6	65	32	115
Interest expense	(53)	(129)	(155)	(431)
Change in fair value of warrant liability	(242)	(32)	(135)	2,657
Gain/(loss) on closure of subsidiaries	--	--	(499)	--
Other expense	(2)	(8)	(61)	(182)
Loss before provision for income taxes	(2,468)	(1,948)	(7,866)	(11,725)
Income tax provision	--	--	--	(123)

Loss from continuing operations	(2,468)	(1,948)	(7,866)	(11,602)
Loss from discontinued operations	(58)	484	(124)	(6,488)
Net loss	$ (2,526)	$(1,464)	$ (7,990)	$ (18,090)

Loss per share continuing operations-basic and diluted	(0.12)	(0.12)	(0.42)	(0.64)
Loss per share discontinued operations-basic and diluted.	(0.00)	.03	(0.01)	(0.34)
Net loss per share applicable to common shareholders –basic and diluted	$ (0.12)	$ (0.09)	$ (0.43)	$ (0.98)

Weighted average common shares outstanding – basic and diluted.	21,371	19,022	20,104	18,819

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (7,990)	$ (18,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,388	7,372
Change in fair value of warrant liability	135	(2,657)
Stock compensation expense	53	92
Impairment of software product technology	745	--
Provision for doubtful accounts	(43)	(91)
(Gain)/loss on disposal of assets	(19)	256
Other.	--	138
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	1,404	1,022
Assets & liabilities – discontinued operations	189	8,160
Due from Liraz	--	(56)
Prepaid expenses and other assets	270	224
Accounts payable and accrued expenses	(598)	(1,332)
Deferred revenue	(207)	(1,820)
Net cash used in operating activities	(3,673)	(6,782)
Cash flows from investing activities:
Proceed from sale of assets	--	521
Repayment of note receivable	867	2,021
Investment held for resale	--	145
Cash received from sale of line of business assets	--	1,000
Net cash provided by investing activities	867	3,687
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	5	1,973
Proceeds from issuance of convertible redeemable preferred stock, net of cash held in escrow of $775	2,755	--
Proceeds from issuance of preferred shares	--	1,380
Proceeds from exercise of warrants	243	--
Borrowings on line of credit.	--	179
Repayments of term loans, credit facility and notes payable	(323)	(638)
Net cash provided by financing activities	2,680	2,894
Effect of exchange rate changes on cash	(3)	(202)
Net decrease in cash and cash equivalents	(129)	(403)
Cash and cash equivalents:
Beginning of period	199	698
End of period	$ 70	$ 295

The accompanying notes are an integral part of the consolidated financial statements.

5

LEVEL 8 SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss	$ (2,526)	$ (1,464)	$ (7,990)	$ (18,090)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(3)	(10)	(5)	(202)
Comprehensive loss	$ (2,529)	$ (1,474)	$ (7,995)	$ (18,292)

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $18 million and $105 million for the years ended December 31, 2002 and 2001, respectively and has experienced negative cash flows from operations for each of the years ended December 31, 2002, 2001, and 2000. For the nine months ended September 30, 2003, the Company incurred a loss from operations of $8.0 million and had a working capital deficiency of approximately $6.3 million. The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero, which has limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with significant customers that have begun or finalized the “proof of concept” stage with the Cicero technology.   The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  To address these issues, the Company is actively promoting and expanding its product line and is continuing preliminary sales negotiations with several significant potential customers. In March 2003, the Company successfully completed a private financing round wherein it raised approximately $3.5 million of new funds from several investors, of which approximately $1.5 million was immediately available to the Company.  An additional $390 was released to the Company during the quarter ended June 30, 2003, with the remaining $610 released during the quarter ended September 30, 2003.  Additionally in October 2003, the Company completed a private financing round wherein it raised approximately $853, of which, approximately $653 represented actual cash proceeds of new funds from several investors.  Management expects that increased revenues will reduce its operating losses in future periods; however, there can be no assurance that the revenues will be forthcoming as anticipated.

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

Discontinued Operations

During the third quarter of 2002, the Company made a decision to dispose of the Systems Integration segment and entered into negotiations with potential buyers. The Systems Integration segment qualified for treatment as a discontinued operation in accordance with the SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and the Company has reclassified the results of operations for Systems Integration segment in 2002 to loss on discontinued operations in the Consolidated Statements of Operations.  The sale of the Systems Integration segment was completed in December 2002. See Note 3.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS 123 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders	$ (2,526)	$(1,464)	$ (7,990)	$(18,090)
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(90)	(420)	(328)	(1,518)
Pro forma loss applicable to common stockholders	$ (2,616)	$(1,884)	$ (8,318)	$ (19,608)
Earnings per share:
Basic and diluted as reported	$ (0.12)	$ (0.12)	$ (0.45)	$ (1.06)

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”.) This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

In November 2002, the Emerging Issues Task Force, or EITF, of the FASB finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.  FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”.  In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003.  FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary.  The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations.  However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company’s consolidated financial position or results of operations might be materially impacted.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

NOTE 3.   DISPOSITIONS

Sale of Geneva

Effective October 1, 2002, the Company sold its Systems Integration software business to EM Software Solutions, Inc. Under the terms of the agreement, EM Software Solutions acquired all rights, title and interest to the Geneva Enterprise Integrator and Geneva Business Process Automator products along with certain receivables, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The Company had identified these assets as being held for sale during the third quarter of 2002 and as such, reclassified the results of operations to “income/loss from discontinued operations”. The Company received total proceeds of $1,637, $276 in cash, a short-term note in the amount of $744 and a five-year note payable monthly in the amount of $617. The short-term note was repaid by February 13, 2003. The five-year note was recorded net of an allowance of $494 and was assigned in settlement of certain litigation in August 2003. The net book value of the software technology was $1,283, the carrying value of the assets sold was approximately $374, and other adjustments of $260 resulted in a loss on the disposal of discontinued operations of $769.

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

NOTE 4.   SOFTWARE PRODUCT TECHNOLOGY

As of June 30, 2003, all of the Company’s software product technology relates to the Cicero technology.  Effective July 2002, the Company determined that the estimated asset life of the Cicero technology has been extended as a result of the amended license agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) wherein the exclusive right to modify, commercialize, and distribute the technology was extended in perpetuity.  Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years.  The effect of the change in the estimated life resulted in a reduction of $1.2 million and $3.5 million of amortization expense for the three months and nine months ended September 30, 2003, respectively. The impact on the net loss applicable to common stockholders  – basic and diluted was $(0.05) per share for the quarter ended September 30, 2003 and $(0.17) per share for the nine months ended September 30, 2003.

In accordance with FASB 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company completed an assessment of the recoverability of the Cicero product technology as of September 30, 2003.  This assessment was completed due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the past twelve to eighteen months.  Currently, the Company is in negotiations with numerous customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company.  Since the negotiations have been in process for several months and expected completion of the transactions has been delayed, the Company has reduced its cash flow projections.  Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company has impaired the unamortized book value of the technology in excess of the expected net realizable value as of September 30, 2003. This impairment charge, in the amount of $745, has been recorded in cost of software revenue.

NOTE 5.   RESTRUCTURING CHARGES

As discussed in the Form 10-K for the year ended December 31, 2002, the Company has completed restructurings in 2001 and 2002.  As of December 31, 2002, the Company’s accrual for restructuring was $772, which was primarily comprised of excess facility costs. As more fully discussed in Note 11 Contingencies, subsequent to September 30, 2003, the Company settled litigation relating to these excess facilities.  Accordingly, the Company has reversed the restructuring balance, as of September 30, 2003.  Under the terms of the settlement agreement, the Company agreed to assign the Note receivable from the sale of Genava to EM Software Solutions, Inc., (see Note 3 Dispositions), with recourse equal to the unpaid portion of the Note receivable should the note obligor, EM Software Solutions, Inc., default on future payments.  The current unpaid principal portion of the Note receivable assigned is approximately $555 and matures December 2007.  The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

NOTE 6.   SENIOR CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock.  As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share (“Series D-1 Warrants”). On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise (“Series D-2 Warrants”).  The Series D-2 Warrants became exercisable on November 1, 2003, because the Company failed to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing.  The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended.  Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock.  The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in the allocation of $2,890 to the Series D Preferred Stock and $640 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because the Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market.  The terms of the agreement required that the Company deposit $1,000,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. If the joint venture is not formed and operational on or by July 17, 2003, the lead investors will have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses.  The Company and the lead investor have mutually agreed to extend the escrow release provisions until November 21, 2003.

Another condition of the financing required the Company to place an additional $1,000,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch providing for the sale of all right, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero was not consummated by May 18, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium.  During the second quarter, $390 of escrowed funds was released.  In addition, the Company and the lead investor agreed to extend the escrow release provisions until the end of July 2003 when all remaining escrow monies were released to the Company.

NOTE 7.   STOCKHOLDERS EQUITY

In connection with the sale of Series D Preferred Stock, the holders of the Company’s Series A3 Preferred Stock and Series B3 Preferred Stock (collectively, the “Existing Preferred Stockholders”), entered into an agreement whereby the Existing Preferred Stockholders have agreed to waive certain applicable price protection anti-dilution provisions.  Under the terms of the waiver agreement, the Company is also permitted to issue equity securities representing aggregate proceeds of up to an additional $4.9 million following the sale of the Series D Preferred Stock.  Additionally, the Existing Preferred Stockholders have also agreed to a limited lock-up period restricting their ability to sell common stock issuable upon conversion of their preferred stock and warrants and to waive the accrual of any dividends that may otherwise be payable as a result of the Company’s delisting from Nasdaq.  As consideration for the waiver agreement, the Company has agreed to issue on a pro rata basis warrants to purchase up to 1 million shares of the Company’s common stock to all the Existing Preferred Stockholders on a pro rata basis at such time and from time to time as the Company closes financing transactions that represent proceeds in excess of $2.9 million, excluding the proceeds from the Series D Preferred Stock transaction.  Such warrants will have an exercise price that is the greater of $0.40 or the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s financing or loan transaction that exceeds the $2.9 million threshold.

NOTE 8.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards  No.  109,  "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the three and nine months ended September 30, 2003 and 2002.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 9.   LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding.  Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities.  Potentially dilutive securities outstanding during the periods presented include stock options, warrants and convertible preferred stock.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net loss, as reported.	$ (2,526)	$ (1,464)	$ (7,990)	$ (18,090)
Accretion of preferred stock.	--	(329)	(640)	(329)
Loss applicable to common stockholders, as adjusted.	$ (2,526)	$ (1,793)	$ (8,630)	$ (18,419)

Basic and diluted loss per share:
Loss per share continuing operations.	$ (0.12)	$ (0.12)	$ (0.42)	$ (0.64)
Profit/loss per share discontinued operations	--	0.03	(0.01)	(0.34)
Net loss per share applicable to common shareholders	$ (0.12)	$ (0.09)	$ (0.43)	$ (0.98)

Weighted common shares outstanding – basic and diluted	21,371	19,022	20,104	18,819

Accretion of the preferred stock arises as a result of the beneficial conversion feature realized in the sale of preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	September 30,
	2003	2002
Stock options, common share equivalent	5,743	3,172
Warrants, common share equivalent	6,880	4,091
Preferred stock, common share equivalent	16,893	7,967
	29,516	15,230

NOTE 10.   SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

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

The table below presents information about reported segments for the three months and nine months ended September 30, 2003 and 2002:

	Desktop Integration		Messaging and Application Engineering		Total
	September 30, 2003		September 30, 2003		September 30, 2003
	Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended
Total revenue	$ 100	$ 375	$ 13	$ 58	$ 113	$ 433
Total cost of revenue	1,847	4,099	--	73	1,847	4,172
Gross profit/(loss)	(1,747)	(3,724)	13	(15)	(1,734)	(3,739)
Total operating expenses	1,220	3,956	63	206	1,283	4,162
Segment profitability	$ (2,967)	$ (7,680)	$ (50)	$ (221)	$ (3,017)	$ (7,901)

The table below presents information about reported segments for the three and nine months ended September 30, 2002:

	Desktop Integration		Messaging and Application Engineering		Total
	September 30, 2002		September 30, 2002		September 30, 2002
	Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended
Total revenue	$ 690	$ 1,066	$ 133	$ 834	$ 823	$ 1,900
Total cost of revenue	1,215	5,706	30	1,912	1,245	7,618
Gross profit/(loss)	(525)	(4,640)	103	(1,078)	(422)	(5,718)
Total operating expenses	1,363	6,316	80	233	1,443	6,549
Segment profitability	$ (1,888)	$ (10,956)	$ 23	$ (1,311)	$ (1,865)	$ (12,267)

A reconciliation of total segment operating expenses to total operating expenses for the quarters ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Total segment operating expenses	$ 1,283	$ 1,443	$ 4,162	$ 6,549
(Gain)/loss on disposal of assets	(6)	(21)	(19)	317
Restructuring	(834)	--	(834)	1,300
Total operating expenses.	$ 443	$ 1,422	$ 3,309	$ 8,166

A reconciliation of total segment profitability to loss before provision for income taxes for the quarters ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Total segment profitability	$ (3,017)	$ (1,865)	$ (7,901)	$(12,267)
Change in fair value of derivative.	(242)	(32)	(135)	2,657
Gain/(loss) on disposal of assets.	6	21	19	(317)
Restructuring	834	--	834	(1,300)
Gain/(loss) on closure of subsidiaries.	--	--	(499)	--
Interest and other income/(expense), net.	(49)	(72)	(184)	(498)

Total loss before income taxes	$ (2,468)	$ (1,948)	$ (7,866)	$(11,725)

The following table presents a summary of assets by segment:

	Nine Months Ended September 30,
	2003	2002
Desktop Integration	$ 5,025	$ 9,149
Messaging and Application Engineering	--	80
Total assets	$ 5,025	$ 9,229

NOTE 11.  CONTINGENCIES

Litigation. In January 2003, an action was brought against the Company in the Circuit Court of Loudon County, Virginia for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign a Note receivable with recourse equal to the unpaid portion of the Note should the note obligor default on future payments. The unpaid balance of the Note being transferred is $555 and matures in December 2007. The Company assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and has recognized a long-term liability in the amount of $131.

NOTE 12.  SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company completed a common stock financing round wherein it raised $853 of capital. The offering closed on October 15, 2003. The Company sold 1,894,444 shares of common stock at a price of $0.45 per share for a total of $853 in proceeds and issued warrants to purchase 473,611 shares of the Company’s common stock at an exercise price of $0.45. The warrants expire three years from the date of grant. As part of an agreement with Liraz Systems Ltd, the guarantor of the Company’s term loan, the Company used $200 of the proceeds to reduce the principal outstanding on the term loan to  $1,971.

In addition, the Company has reached an agreement with Liraz Systems Ltd to extend its guaranty on the Company’s term loan and with Bank Hapoalim, the note holder, to extend the maturity date on the loan to November 15, 2004. Under the terms of the agreement with Liraz, the Company has agreed to issue 300,000 shares of its common stock. Of that amount, 150,000 shares would be issued immediately and the balance would be issued on a pro rata basis on March 31, 2004, June 30, 2004 and September 30, 2004, provided that the loan is still outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of a company's business information processes.

In addition to software products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions.  Level 8’s worldwide consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000.  Level 8 offers services around its integration software products.

This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, briefly described below under the subtitle “Forward-Looking and Cautionary Statements,” could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

The Company's results of operations include the operations of the Company and its subsidiaries. During 2002, the Company identified the assets of the Systems Integration segment as being held for sale and thus a discontinued operation. Accordingly, the assets and liabilities have been reclassified to assets held for sale and the results of operations of that segment are now reclassified as gain or loss from a discontinued business. Unless otherwise indicated, all information is presented in thousands (‘000s).

Due to the Company’s acquisition and divestiture activities, year-to-year comparisons of results of operations are not necessarily meaningful.  Additionally, as a result of the Company’s pursuit of a growth strategy focusing on its software product sales and synergies gained as a result of eliminating duplicative functions, the results of operations are significantly different than the result of combining the previous operations of each acquired company into Level 8. Pro forma comparisons are therefore not necessarily meaningful.  In 2001, the Company began to shift its primary focus from selling multiple Enterprise Application Integration (“EAI”) products to selling Cicero, a desktop integration package, to the financial services industry with a decreased focus on services.  During the last two fiscal quarters of 2001, the Company sold most of the products that comprised its Messaging and Application Engineering segment.

In 2002, the Company continued to reorganize and concentrate on the emerging desktop integration market and continued to dispose of non-strategic assets with the sale of the Star SQL and CTRC products from the Messaging and Application Engineering segment and the Geneva Enterprise Integrator and Business Process Automator from what was formerly the Systems Integration segment.

Results of Operations

The table below presents information about reported segments for the three and nine months ended September 30, 2003 and 2002:

	Desktop Integration		Messaging and Application Engineering		Total
	September 30, 2003		September 30, 2003		September 30, 2003
	Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended
Total revenue	$ 100	$ 375	$ 13	$ 58	$ 113	$ 433
Total cost of revenue	1,847	4,099	--	73	1,847	4,172
Gross profit/(loss)	(1,747)	(3,724)	13	(15)	(1,734)	(3,739)
Total operating expenses	1,220	3,956	63	206	1,283	4,162
Segment profitability	$ (2,967)	$ (7,680)	$ (50)	$ (221)	$ (3,017)	$ (7,901)

The table below presents information about reported segments for the three and nine months ended September 30, 2002:

	Desktop Integration		Messaging and Application Engineering		Total
	September 30, 2002		September 30, 2002		September 30, 2002
	Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended
Total revenue	$ 690	$ 1,066	$ 133	$ 834	$ 823	$ 1,900
Total cost of revenue	1,215	5,706	30	1,912	1,245	7,618
Gross profit/(loss)	(525)	(4,640)	103	(1,078)	(422)	(5,718)
Total operating expenses	1,363	6,316	80	233	1,443	6,549
Segment profitability	$ (1,888)	$ (10,956)	$ 23	$ (1,311)	$ (1,865)	$ (12,267)

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

The Company's revenues vary from quarter to quarter, due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of the Company’s sales force.   Additionally, the Company has experienced a longer than expected sales cycle for Cicero, due in large part to the inimitable nature of the product as well as concerns of potential customers about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts.   The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies with significant financial resources although the Company has not experienced significant success to date with this approach.   The Company typically does not have any material backlog of unfilled software orders and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from quarter to quarter. Fluctuations in operating results may result in volatility of the price of the Company's common stock.

Total revenues decreased 86% for the quarter ended September 30, 2003 from the same period in 2002.  The decrease in revenues is primarily the result of two factors:  a reduction in maintenance revenues resulting from the sale of the Star SQL and CTRC products in June 2002 and a reduction in billable service revenues in the current quarter. Service revenues for the quarter ended September 30, 2002 amounted to approximately $471, which was primarily the result of integration services for a Cicero installation. Gross profit margins were (1,534)% for the quarter ended September 30, 2003 and (51)% for the quarter ended September 30, 2002.

Software Products. Software product revenue for the three months ended September 30, 2003 decreased approximately 97%  from those results achieved in the same period in 2002, however, the absolute dollar change was immaterial. For the nine months ended September 30, 2003, software revenues decreased 80% or approximately $352.

The gross margin on software products was (17,156)% for the quarter ended September 30, 2003 and reflects the amortization and impairment of acquired software not offset by revenues. Conversely, in the similar quarter in 2002, gross margin on software products was (160)%.  Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. For the quarter ended September 30, 2003 and in accordance with FASB 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company completed an assessment of the recoverability of the Cicero product technology. This assessment was completed due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the past twelve to eighteen months.  Currently, the Company is in negotiations with numerous customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company.  Since the negotiations have been in process for several months and expected completion of the transactions has been delayed, the Company has reduced its cash flow projections.  Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company has impaired the unamortized book value of the technology in excess of the expected net realizable value as of September 30, 2003. This impairment charge, in the amount of $745, has been recorded in cost of software revenue

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace, although such acceptance is taking longer than the Company originally anticipated, due in large part to the concerns of potential customers about the financial viability of the Company. The Company’s expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations. The Messaging and Application Engineering segment revenue is expected to decrease significantly along with related expenses as the majority of the products comprising this segment have been sold.

Maintenance.  Maintenance revenue for the quarter ended September 30, 2003 increased by approximately 186% or $52 as compared to the similar quarter for 2002. The increase in maintenance is primarily due to amortization of deferred maintenance revenues that resulted from Q4 2002 license sales.  For the nine months ended September 30, 2003, maintenance revenues decreased by approximately 52% or $264 as compared to the same period of the previous year.  The decline in overall maintenance revenues is primarily due to the sale of the Star SQL and CTRC products in June 2002.

The Desktop Integration segment accounted for approximately 84% of total maintenance revenue for the quarter. The Messaging and Application Engineering segment accounted for approximately 16% of total maintenance revenues.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. Gross margins on maintenance products decreased significantly for the quarter ended September 30, 2003 to (23.8)%, down from 60.7% from one year ago.

The Desktop Integration segment had a negative gross margin of 47.8% for the quarter ended September 30, 2003 as future sales of the Cicero product are subject to favorable proofs-of–concepts at several large installations. The Messaging and Application Engineering segment incurred no cost of maintenance resulting in a  gross margin of approximately 100% for the quarter.

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

Services.  Services revenue for the quarter ended September 30, 2003, decreased by approximately 94.9% or $447.  For the nine months ended September 30, 2003, service revenues amounted to $98, a decrease of 89.7% or $851 for the same period of the previous year.  The overall decline in service revenues was the result of a significant integration project during the third quarter of 2002 and no substantial integration projects in the third quarter of 2003.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were (712.5)%, for the quarter ended September 30, 2003, as compared to 16.6% for the same period in 2002.

The Desktop Integration segment accounted for approximately 100% of the total services revenue. The Messaging and Application Engineering segment consists primarily of maintenance revenue as the majority of the relevant products have been sold.  Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. For the quarter ended September 30, 2003, sales and marketing expenses decreased by 36.3%, or approximately $211 due to a reduction in the Company’s sales and marketing compensation plans as well as a reduction in workforce specifically related to the Star SQL and CTRC products that were sold in June 2002.

Sales and marketing expenses are expected to remain fairly constant now that the Company’s restructuring efforts are complete. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.  For the nine months ended September 30, 2003, sales and marketing expenses decreased by 35.8% or $796.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 14.5% or approximately $45 in the period ending September 30, 2003, as compared to the same period in 2002. The decrease in costs in 2003 reflects the restructuring efforts associated with the closure of the Berkeley, California facility and the associated development staff.  For the nine months ended September 30, 2003, research and development expenses decreased by 50.4% or $784 over the same period of the previous year and reflects the restructuring efforts initiated in 2002.

The Company intends to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area.

General and Administrative.  General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended September 30, 2003 increased by 17.4% or $96 over the same period in the prior year.  The primary reason for the increase is primarily influenced by the recovery of approximately $200 of bad debts in the third quarter of 2002.   For the nine months ended September 30, 2003, general and administrative expenses decreased by 29.2% or $807 over the same period of the previous year.

General and administrative expenses are expected to decrease slightly going forward as the Company continues to create certain efficiencies and consolidations.

Restructuring.   As discussed in the Form 10-K for the year ended December 31, 2002, the Company has completed restructurings in 2001 and 2002.  In August 2003, the Company settled pending litigation for past due and future rents. Accordingly, the Company has reversed the remaining balance of the accrued restructuring charges.

Change in Fair Value of Warrant Liability.  The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, for its common stock warrants with redemption features outside the control of the Company.  The fair value of the warrants as of September 30, 2003, has been determined using valuation techniques consistent with the valuation performed as of December 31, 2002, and recorded as a warrant liability.  As a result of the valuation, the Company has recorded a change in the fair value of the warrant liability of ($242).

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the second quarter of 2003 or 2002. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability.  Segment profitability represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. Segment profitability for the three months ended September 30, 2003 was ($3.0) million as compared to ($1.9) million for the same period of the previous year. The increase in the loss before income taxes, interest and other income and expense, amortization of goodwill, restructuring charges, gain or loss on sale of assets and impairment charges is primarily attributable to the sale of Star SQL and CTRC products that were sold in June 2002, as well as the impact of an impairment in the net realizable value of the Cicero technology in the amount of $745 which was recognized as of September 30, 2003.

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

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company utilized $129 of cash for the nine months ended September 30, 2003.

Operating activities utilized approximately $3.7 million of cash, which is primarily comprised of the loss from operations of $8.0 million, offset by non-cash charges for depreciation and amortization of approximately $2.4 million and approximately $.8 million for impairment of software product technology. In addition, the Company generated $1.4 million in cash through a reduction in accounts receivable and used approximately $.6 million in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities.  The significant reduction in accounts receivable is the result of the reduction in overall revenues in the Desktop Integration segment from the last  quarter of 2002.

Financing activities generated approximately $867 of cash as a result of a payment of certain notes receivable.

The Company generated approximately $2.7 million in cash during the first nine months of 2003 from financing activities from the proceeds of the sale of Series D Preferred Stock of approximately $3.5 million offset by cash held in escrow of $775.

By comparison, in 2002, the Company utilized approximately $403 in cash during the first nine months.

Net cash used in operations during the first nine months of 2002 was approximately $6.8 million, which is primarily comprised of the net loss for the period of $18.1 million, offset by non-cash charges for depreciation and amortization of approximately $7.4 million and a non-cash adjustment to the fair value of the warrant liability of $2.7. In addition, the Company had a reduction in accounts receivable of $1.0 million due to the reduction in overall revenues resulting from the sale of substantially all of the Messaging and Application Engineering products as well as the impending sale of the Systems Integration segment, which occurred October 1, 2002. The Company used approximately $1.3 million for fulfillment of its obligations to creditors through its accounts payable and other accrued liabilities and a reduction in its deferred liabilities of $1.8 million. The Company also segregated certain assets and liabilities of the Systems Integration segment as being held for sale. Net assets being segregated amounted to approximately $8.2 million as of September 30, 2002.

Net cash generated from investing activities during 2002 was $3.7 million, which consisted of approximately $1.0 million in final proceeds from the sale of the Geneva AppBuilder assets, approximately $2.0 million from the collection of Notes Receivable, approximately $500 from proceeds of sale of assets, and approximately $145 from the sale of marketable securities.

The Company generated approximately $2.9 million of cash during the first nine months of 2002 for financing activities from the proceeds of two investment rounds. In January 2002, the Company closed on an additional round of investment from several new investors (approximately $3.5 million) offset by approximately $1.6 million that was received prior to the end of the year from the same investor group. In addition, in August 2002, the Company completed a Series C Convertible Redeemable Preferred Stock offering wherein it raised an additional $1.4 million of cash. As part of its agreement with Liraz as the guarantor on the outstanding bank loan, the Company used approximately 10% of the proceeds ($638) from its financings and asset sales to pay down the principal on the loan.

Financing Activities

The Company funded its cash needs during the quarter ended September 30, 2003 with cash on hand from June 30, 2003, with cash from operations and with the cash realized from certain of the proceeds from the sale of the Series D Preferred Stock which was released from escrow as well as from the exercise of warrants.

The Company has a $2,171 term loan bearing interest at LIBOR plus 1% (approximately 2.34% at September 30, 2003), interest on which is payable semi-annually.  There are no financial covenants and the term loan is guaranteed by Liraz, the Company’s former principal shareholder.  As discussed in Note 12 above, the Company has reached an agreement with Liraz Systems Ltd as well as Bank Hapoalim to extend the Note and the guaranty until November 15, 2004. As compensation for the extension of the guaranty, the Company has agreed to issue 150,000 shares of its common stock to Liraz Systems Ltd as well as 50,000 shares to be granted on March 31, 2004, June 30, 2004 and September 30, 2004 if the loan balance continues to be outstanding.

In September 2003, the Company borrowed $40 under a secured note from Anthony Pizi, Chief Executive Officer of the Company at 1% per month.  The note was repaid in full October  16, 2003.

Subsequent to September 30, 2003, the Company completed a common stock financing round wherein it raised $853 of capital. The offering closed on October 15, 2003. The Company sold 1,894,444 shares of common stock at a purchase price of $0.45 per share for a total of $853 in proceeds and issued warrants to purchase 473,611 shares of the Company’s common stock at an exercise price of $0.45. The warrants expire three years from the date of grant. As part of an agreement with Liraz Systems Ltd, the guarantor of the Company’s term loan, the Company used $200 of the proceeds to reduce the principal outstanding on the term loan to  $1,971.

On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock.  As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share (“Series D-1 Warrants”).  On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise (“Series D-2 Warrants”).  The Series D-2 Warrants became exercisable on November 1, 2003, because the Company failed to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing.  The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended.

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

The Company and the lead investors agreed to extend the deadline for the formation of the joint venture and approval of the operating plan until November 21, 2003. As such, all funds (less the $225 released in the first quarter of 2003) remain in escrow pending finalization of the formation of the joint venture and approval of the operating plan.

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

The Company and the lead investor had agreed during the quarter ended June 30, 2003 to extend the escrow provisions while the Company negotiated certain amendments to the license agreement with Merrill Lynch. During the quarter ended June 30, 2003, approximately $390 of the escrowed funds was released to the Company.  Subsequent to June 30, 2003, the Company amended its license agreement for the Cicero technology with Merrill Lynch. As a result of this amendment, the lead investors agreed to release to the Company the remaining portion of the $1,000 in escrowed funds ($610) associated with the Company’s obligation to acquire Cicero. The Company applied $100 of this amount to its outstanding term loan.

The Company has incurred losses of $18 million and $105 million in the past two years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2003, the Company incurred a loss from operations of $8 million and had a working capital deficiency of approximately $6.3 million. The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero, which has limited success in commercial markets to date Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with significant customers that have begun or finalized the “proof of concept” stage with the Cicero technology.   The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.

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

The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer, and Chief Financial and Operating Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer, and Chief Financial and Operating Officer, have concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Part II.  Other Information

Item 1.  Legal Proceedings

                Various lawsuits and claims have been brought against the Company in the normal course of business. In January 2003, an action was brought against the Company in the Circuit Court of Loudon County Virginia for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign a Note receivable with recourse equal to the unpaid portion of the Note should the note obligor default on future payments. The unpaid balance of the Note being transferred is $555 and matures in December 2007. The Company assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and has recognized a long-term liability in the amount of $131.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on July 30,2003.

The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

a)      The stockholders elected the following persons as directors of the Company: Anthony Pizi, Frank Artale, Nicholas Hatalski, Bruce Hasenyager, Ken Nielsen, and Jay Kingley.  The votes for and against (withheld) for each nominee were as follows:

	Votes For	Votes Withheld
Anthony Pizi	27,796,501	86,433
Frank Artale	27,797,140	85,794
Nicholas Hatalski	27,796,540	86,394
Bruce Hasenyager	27,797,055	85,879
Ken Nielsen	27,796,440	86,494
Jay Kingley	27,796,412	86,522

b)     The stockholders were asked to approve the amendment to the Company’s certificate of incorporation to increase the number of shares of authorized shares of common stock from 60,000,000 to 85,000,000.  The proposal was approved with 18,374,263 shares voting for, 334,355 shares voting against, and 6,614 shares abstained.

c)      The stockholders were asked to approve the amendment increasing the total number of shares of common stock issuable pursuant to the Company’s 1997 Stock Option Plan from 6,500,000 to 10,000,000.  The proposal was approved with 27,541,965 shares voting for, 385,660 shares voting against, and 8,879 shares abstained.

d)     The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent accountants by a vote of 27,778,689 shares voting for, 74,974 shares voting against, and 29,271 shares abstained.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)               Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Level 8 Systems, Inc.

/s/ Anthony Pizi
Date: November 19, 2003	Anthony Pizi
Chief Executive Officer

/s/ John Broderick
Date: November 19, 2003	John Broderick
Chief Financial Officer/Chief Operating Office

Exhibit 31.1

CERTIFICATION

I, Anthony C. Pizi, certify that:

1.         I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2003 of Level 8 Systems, Inc.;

2.         Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.         Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.         The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)       Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.         The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 19, 2003

By: /s/ Anthony C. Pizi
Anthony C. Pizi
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, John P. Broderick, certify that:

1.         I have reviewed this Quarterly Report on Form 10-Q for the period ended September 30, 2003 of Level 8 Systems, Inc.;

2.         Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.         Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.         The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)       Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.         The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 19, 2003

By: /s/ John P. Broderick
John P. Broderick
Chief Financial and Operating Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Level 8 Systems, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 (the "Report"), I, Anthony C. Pizi, Chief Executive Officer, and, I, John P. Broderick, Chief Financial and Operating Officer, each certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Anthony C. Pizi
Anthony C. Pizi
Chief Executive Officer
(Principal Executive Officer)
November 19, 2003

By: /s/ John P. Broderick
John P. Broderick
Chief Financial and Operating Officer
(Principal Financial and Accounting Officer)
November 19, 2003

