Form 10-K
period 2003-12-31
LEVEL 8 SYSTEMS INC
filed 2004-03-30
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003.

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to ________

Commission File Number: 0-26392

LEVEL 8 SYSTEMS, INC.
(Exact name of registrant as specified in its character)

Delaware (State of incorporation)	11-2920559 (I.R.S. Employer Identification No.)

214 Carnegie Center, Suite 303, Princeton, New Jersey 08540
(Address of principal executive offices, including Zip Code)

(609) 987-9001
(Registrant’s telephone number, including area code)
_____________

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  |_|   No |X|

Aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $6,403,409.

There were 32,426,037 shares of Common Stock outstanding as of February 29, 2004.

LEVEL 8 SYSTEMS, INC.

     Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2003

PART I

Item 1. Business

Overview

     Level 8 Systems, Inc. (the “Company” or “Level 8”) provides next generation application integration products and services that are based on open technology standards, and are licensed to a wide range of customers. Level 8 helps organizations leverage their extensive system and business process investments, increase operational efficiencies, reduce costs and strengthen valued customer relationships by uniting disparate applications, systems, information and business processes.

     The Company’s focus is on the emerging desktop integration market with our Cicero® product. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates systems and applications that would not otherwise work together. Cicero offers a proven, innovative departure from traditional, costly and labor-intensive approaches to application integration that enables clients to transform applications, business processes and human expertise into a seamless, cost effective business solution that provides a cohesive, task-oriented and role-centric interface that works the way people think.

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

     Cicero is engineered to harness diverse business applications and shape them to more effectively serve the people who use them. Cicero provides an intuitive environment, which simplifies the integration of complex multi-platform applications. Cicero provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. Cicero streamlines all activities by providing a single, seamless user interface for simple access to all systems associated with a task. Cicero enables automatic information sharing among line-of-business applications and tools. Cicero is ideal for deployment in contact centers where its highly productive, task-oriented user interface promotes user efficiency.

     Until October 2002, we also offered products under our Geneva brand name to provide organizations with systems integration. Our systems integration products included Geneva Enterprise Integrator and Geneva Business Process Automator. These products were sold to EM Software Solutions Inc. in October 2002.

     Level 8 Systems, Inc. was incorporated in New York in 1988, and re-incorporated in Delaware in 1999. Our principal executive offices are located to 214 Carnegie Center, Suite 303, Princeton, New Jersey 08540 and our telephone number is (609) 987-9001. Our web site is located at www.level8.com.

In the following narrative, all dollar amounts are in thousands.

Strategic Realignment

     Historically, we have been a global provider of software solutions to help companies integrate new and existing applications as well as extend those applications to the Internet. This market segment is commonly known as “Enterprise Application Integration” or “EAI.” Historically, EAI solutions work directly at the server or back-office level allowing disparate applications to communicate with each other.

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

     We originally licensed the Cicero technology and related patents on a worldwide basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero in perpetuity (subject to Merrill Lynch’s rights to terminate in the event of bankruptcy or a change in control of Level 8) and to grant ownership rights in the Cicero trademark. Merrill Lynch indemnifies us with regard to the rights granted to us by them. Consideration for the original Cicero license consisted of 1,000,000 shares of our common stock. In exchange for the amendment, we granted an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20,000.

     In connection with executing our strategic realignment and focusing on Cicero, we have restructured our business, reduced our number of employees and, in the fourth quarter of 2002, sold the remaining assets associated with Geneva Enterprise Integrator and Geneva Business Process Automator. In April 2001, management reassessed the methodology by which the Company would make operating decisions and allocate resources. Operating decisions and performance assessments were based on the following reportable segments: (1) Desktop Integration (Cicero), (2) System Integration (Geneva Enterprise Integrator and Geneva Business Process Automator) and (3) Messaging and Application Engineering (Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC and Geneva AppBuilder). We have sold most of the assets comprising the Messaging and Application Engineering Products segment and all of the assets in the Systems Integration segment. The Company has recognized the Systems Integration segment as a discontinued business and, accordingly, has reclassified those assets and liabilities on the accompanying balance sheet for 2002 and segregated the results of operations under gain or loss from a discontinued business on the accompanying statement of operations. As such, the Systems Integration segment has been eliminated. Geneva Integration Broker is the only current software product represented in the Messaging and Application Engineering segment.

The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero, which has limited success in commercial markets to date. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2003, the Company had a working capital deficiency of approximately $6,555. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have begun or finalized the “proof of concept” stage with the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity.

The Company has closed a strategic acquisition of an encryption technology asset in January 2004 and a private placement of its common stock wherein it has raised approximately $1,247. The Company expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

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

Our Solution

     We have been a provider of software that integrates an enterprise’s applications at the server level so that disparate applications can communicate with each other. Based on our experience in the EAI industry, we determined that a compelling product would be one that integrates disparate applications at a visual level in addition to at the server level. As a result, we proceeded to procure an exclusive license to develop and market Cicero. Cicero was developed internally by Merrill Lynch to increase the efficiency of 30,000 employees that have daily contact with Merrill Lynch customers. When coupled with our existing technologies or with solutions from other EAI vendors, Cicero becomes the comprehensive business solution and provides our customers with a front-to-back integrated system that appears as a single application to the end-user.

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

  Information Center —The Information Center is a customizable hub of critical information that facilitates the effective execution of processes and minimizes the need to enter frequently accessed information repeatedly. The Cicero Information Center provides a configurable information hub to enable end users to interact with selected applications on a continuous basis. The information center is frequently used to support incoming message alerts, scrolling headlines, key operational statistics, interaction with Integrated Voice Response systems, and real-time video. Any information that is time-sensitive or actionable can be displayed side-by-side with the currently selected application page and information can be readily exchanged between the Information Center and other applications.

  Context Sharing — Cicero’s unique, patented architecture enables just the right information in any workstation application to be shared with the other applications that need it. Cicero’s context-sharing Application Bus largely eliminates the need for re-keying customer data, simplifies customer information updates, and reduces errors and re-work. Context is visually integrated into the Cicero desktop through the Information Center, enabling more efficient customer service.

  Advanced Integration Architecture — Cicero is a sophisticated application integration platform that subordinates and controls and non-invasively integrates any applications with a “footprint” in the Windows environment. Cicero’s publish and subscribe bus architecture provides for efficient inter-application communication. Its event management capabilities extend the usefulness and lifespan of legacy architectures and provide a common architecture for events across all platforms. Cicero also supports open platform architecture for communication and interoperability, native scripting languages and XML, and facilities to enable single sign-on solutions while respecting security standards and directory services.

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

  Increase Cross-Selling Efficiency. The consolidation of all customer data and customer specific applications can increase the efficiency of cross selling of products and services. For instance, a Cicero enabled contact center might be configured to inform the customer service agent that the customer, while a brokerage services customer, does not use bill paying or other offered services. On the other hand, Cicero can help prevent customer service agents from selling a product that is inappropriate for that customer or a product or service that the customer already has through the company. Increasing the efficiency of cross selling can both increase revenues and avoid customer dissatisfaction.

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

  Leverage our In-House Expertise in the Cicero Software. Merrill Lynch originally developed Cicero internally for use by approximately 30,000 professionals worldwide. To approach the market from a position of strength, we have added members of the Merrill Lynch development team to our Cicero development team. We recruited and hired Anthony Pizi, First Vice President and Chief Technology Officer of Merrill Lynch’s Private Technology’s Architecture and Service Quality Group, and the Cicero project director as our Chairman, Chief Executive Officer and Chief Technology Officer as well as several of the primary Cicero engineers from Merrill Lynch to support our ongoing Cicero development efforts.

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

Products

Desktop Integration Segment Products - Cicero

      Cicero runs on Windows NT, Windows XP, and Windows 2000 to organize applications under a book-chapter-section metaphor that keeps all the application functionality that the user needs within easy reach. For instance, selecting the “memo” tab might cause a Microsoft Word memo-template to be created within the Cicero desktop. The end-user need not even know that they are using Microsoft Word. Moreover, a customer-tracking database can be linked with customer relationship management software package. Virtually any application that is used in a customer contact center can be integrated under the Cicero book-chapter metaphor and be used in conjunction with other contact center applications.

     The patented Cicero technology, as exclusively licensed from Merrill Lynch, consists of several components: The Event Manager, a Component Object Model (COM)-based messaging service; The Context Manager, which administers the “publish and subscribe” protocols; The Shell Script Interpreter, which supports communication with applications that do not support the required COM interfaces; and The Resource Manager, which starts and shuts down applications and ensures recovery from system errors. The system incorporates an application bus with underlying mechanisms to handle the inter-application connections.

     Cicero provides non-intrusive integration of desktop and web applications, portals, third-party business tools, and even legacy mainframe and client server applications, so all co-exist and share their information seamlessly. Cicero’s non-invasive technology means that clients don’t risk modifying either fragile source code or sensitive application program interfaces - and they can easily integrate off-the-shelf products and emerging technologies.

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

Messaging and Application Engineering Segment Products — Geneva Integration Broker.

     Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. The key feature of Geneva Integration Broker is its support for XML and other standards for open data exchange on the Internet. The product provides a robust platform for building eBusiness applications that integrate with existing back-office systems. Geneva Integration Broker’s support for open data exchange and secure Internet transports make it an excellent platform for building Internet-based business-to-business solutions. Geneva Integration Broker does not represent a significant portion of the Company’s current business or prospects.

Services

     We provide a full spectrum of technical support, training and consulting services across all of our operating segments as part of our commitment to providing our customers industry-leading business integration solutions. Experts in the field of systems integration with backgrounds in development, consulting, and business process reengineering staff our services organization. In addition, our services professionals have substantial industry specific backgrounds with extraordinary depth in our focus marketplace of financial services.

Maintenance and Support

     We offer customers varying levels of technical support tailored to their needs, including periodic software upgrades, telephone support and twenty-four hour, seven days a week access to support-related information via the Internet. Cicero is frequently used in mission-critical business situations, and our maintenance and support services are accustomed to the critical demands that must be met to deliver world-class service to our clients. Many of the members of our staff have expertise in lights-out mission critical environments and are ready to deliver service commensurate with those unique client needs.

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

Customers

     Approximately 30,000 Merrill Lynch personnel are currently using the Cicero technology. We licensed the Cicero technology from Merrill Lynch during 2000 and have developed it to initially sell to the contact center industry. Our significant customers include Nationwide Financial Services, Arvato Services, a division of Bertlesmann A.G., Bank of America and Gateway Electronic Medical Management Systems (GEMMS).

     Merrill Lynch holds approximately four percent (4%) of the outstanding shares of our common stock. No one customer accounted for more than ten percent (10%) of operating revenues in 2001. Bank of America and Nationwide Financial Services individually accounted for more than ten percent (10%) of our operating revenues in 2002. In 2003, Bank of America, Nationwide Financial Services, and Gateway Electronic Medical Management Systems (GEMMS) each accounted for more than ten percent (10%) of our operating revenues.

Sales and Marketing

Sales

     An important element of our sales strategy is to expand our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we will jointly sell and implement Cicero solutions with strategic partners such as systems integrators and embed Cicero along with other products through OEM relationships. Level 8 will provide training and other support necessary to systems integrators and OEMs to aid in the promotion of our products. To date we have signed partner agreements with ThinkCentric, Hewlett Packard, House of Code, Titan Systems Corporation, Silent Systems, Inc., Arvato Services, a division of Bertlesmann A.G, GEMMS, FI Systems Italia S.r.L. and Centrix Communications Services S.p.A.

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

     Core marketing functions include product marketing, marketing communications and strategic alliances. We utilize focused marketing programs that are intended to attract potential customers in our target vertical industries and to promote Level 8 and our brands. Our programs are specifically directed at our target market such as speaking engagements, public relations campaigns, focused trade shows and web site marketing, while devoting substantial resources to supporting the field sales team with high quality sales tools and collateral. As product acceptance grows and our target markets increase, we will shift to broader marketing programs.

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

     We incurred research and development expense of approximately $1,000, $1,900, and $5,400, in 2003, 2002, and 2001, respectively. The decrease in research and development costs in 2003 as compared with 2002 is the result of the impact of the closing of the Berkeley, California facility in June 2002. The decrease in research and development costs in 2002 is related to the sale of the Geneva AppBuilder line of business in October 2001. Approximately 100 employees, including the Geneva AppBuilder software development group, were transferred to the purchaser at that time.

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

  CRM software offers application tools that allow developers to build product specific interfaces and custom applications. This approach is not designed to be product neutral and is often dependent on deep integration with the company’s CRM technology. Siebel is a representative product in the CRM software category.

     We believe that our ability to compete depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain and motivate senior project managers, the ownership by competitors of software used by potential clients, the development by others of software that is competitive with our products and services, the price at which others offer comparable services and the extent of our competitors’ responsiveness to customer needs.

Intellectual Property

     Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Merrill Lynch holds a patent with respect to the Cicero technology. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. We use the registered trademarks “Level 8 Systems” and “Cicero”, and the trademarks “Level 8”, “Level 8 Technologies”, and “Geneva Integration Broker”.

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

Employees

     As of December 31, 2003, we employed 32 employees. Our employees are not represented by a union or a collective bargaining agreement.

     We believe that to fully implement our business plan we will be required to enhance our ability to work with the Microsoft Windows NT, Windows XP, and Windows 2000 operating systems as well as the Linux operating system by adding additional development personnel as well as additional direct sales personnel to complement our sales plan. Although we believe that we will be successful in attracting and retaining qualified employees to fill these positions, no assurance can be given that we will be successful in attracting and retaining these employees now or in the future.

Available Information

     Our web address is www.level8.com. We make available free of charge through our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

Forward Looking and Cautionary Statements

      Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward-looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: there may be a question as to our ability to operate as a going concern, our future success depends on the market acceptance of the Cicero product and successful execution of the new strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors’ expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from our existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; rapid technological change could render the Company’s products obsolete; loss of any one of our major customers could adversely affect our business; our business is subject to a number of risks associated with doing business abroad including the effect of foreign currency exchange fluctuations on our results of operations; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend its ownership and use of proprietary technology; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

Market Risk

     The Company was delisted from the NASDAQ SmallCap market effective January 23, 2003. The Company’s common stock presently is quoted on the OTC Bulletin Board.

Item 2. Properties

     Our corporate headquarters is located in approximately 4,882 square feet in Princeton, New Jersey pursuant to a lease expiring in 2006. The United States operations group and administrative functions are based in offices of approximately 2,956 square feet in our Cary, North Carolina office pursuant to a lease expiring in 2006. The research and development and customer support groups are located in the Princeton, New Jersey and Cary, North Carolina facilities.

Item 3. Legal Proceedings

     Various lawsuits and claims have been brought against the Company in the normal course of business. In January 2003, an action was brought against the Company in the Circuit Court of Loudon County Virginia for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign a Note receivable with recourse equal to the unpaid portion of the Note should the note obligor default on future payments. The unpaid balance of the Note being transferred is $545 and matures in December 2007. The Company assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and has recognized a long-term liability in the amount of $131.

     In October 2003, the Company was served with a summons and complaint regarding unpaid invoices for services rendered by one of its subcontractors. The amount in dispute is approximately $200. The Company has reserved for this contingency.

     Subsequent to 2003, the Company has been served with an additional summons and complaint regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. The Company disagrees with this allegation although it has reserved for this contingency.

     Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Stock and Related Shareholder Matters.

      Our common stock has been traded on the Nasdaq National Market under the symbol ’’LVEL” from 1996 until December 23, 2002. From December 24, 2002, until January 23, 2003, our common stock traded on the Nasdaq SmallCap Market. As of January 23, 2003, our common stock was delisted from the Nasdaq SmallCap Market and is currently quoted on the over-the-counter bulletin board. We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends for common stock in the foreseeable future. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2003 and 2002.

	2003		2002

Quarter	High	Low	High	Low

First	$0.40	$0.15	$3.19	$1.26
Second	$0.35	$0.24	$1.70	$0.34
Third	$0.77	$0.24	$0.71	$0.25
Fourth	$0.48	$0.28	$0.56	$0.17

      The closing price of the common stock on December 31, 2003 was $0.35 per share. As of February 29, 2004 we had 221 registered shareholders of record.

Recent Sales of Unregistered Securities

      On October 15, 2003, the Company completed a private placement of its common stock wherein it raised approximately $853 of capital. The Company sold 1,894,444 shares of common stock at a price of $0.45 per share and issued warrants to purchase 473,611 shares of the Company’s common stock at an exercise price of $0.45 per share. The warrants expire three years from the date of grant. Such shares and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The Company did not receive proceeds from the issuance of the warrants. When the warrants are exercised, the Company expects to use the proceeds from the exercise for general corporate purposes.

      In January 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, Level 8 issued 2,027,027 shares of common stock at a price of $0.37 per share. The total purchase price of the assets and certain liabilities being acquired was $750 and has been accounted for by the purchase method of accounting. The Company agreed to register the common stock for resale under the Securities Act of 1933, as amended.

      Also in January 2004, and simultaneously with the asset purchase of Critical Mass Mail, Inc., the Company completed a common stock financing round wherein it raised $1,247of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37 per share. The warrants expire three years from the date of grant. The Company also agreed to register the common stock and the warrants for resale under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

      The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

See Item 7 for a discussion of the entities included in operations.

	Year Ended December 31,

	(in thousands, except per share data)

	1999	2000	2001	2002	2003

SELECTED STATEMENT OF OPERATIONS DATA
Revenue	$52,920	$83,729	$17,357	$3,101	$530
Loss from continuing operations	$(15,477)	$(28,367)	$(58,060)	$(13,142)	$(9,874)
Loss from continuing operations per common share –
basic and diluted	$(1.78)	$(2.10)	$(3.70)	$(0.75)	$(0.54)
Weighted average common and common equivalent
shares outstanding– basic and diluted	8,918	14,019	15,958	18,877	21,463

	At December 31,

	1999	2000	2001	2002	2003

SELECTED BALANCE SHEET DATA
Working capital (deficiency)	$(36)	$28,311	$(4,529)	$(6,254)	$(6,555)
Total assets	133,581	169,956	35,744	11,852	5,362
Long-term debt, including current maturities	27,593	27,133	4,845	2,893	2,756
Senior convertible redeemable preferred stock	—	—	—	—	3,355
Loans from related companies, net of current maturities	4,000	—	—	—	—
Stockholders’ equity (deficiency)	72,221	117,730	13,893	1,653	(6,103)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (dollars in thousands, except share and per share amounts).

General Information

     Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with our Cicero product. Business integration software addresses the emerging need for a company’s information systems to deliver enterprise-wide views of the company’s business information processes.

      In addition to software products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions. Level 8’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Level 8 offers services around its integration software products.

     This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. See “Item 1. Business—Forward Looking and Cautionary Statements.’’

      The Company’s results of operations include the operations of the Company and its subsidiaries from the date of acquisition. During 2002, the Company identified the assets of the Systems Integration segment as being held for sale and thus a discontinued operation. Accordingly, the assets and liabilities have been reclassified to assets held for sale and the results of operations of that segment are now reclassified as loss from discontinued operations.

     In August 2000, the Company acquired the rights to Cicero, a comprehensive integrated desktop computer environment from Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) in exchange for 1,000,000 shares of its common stock valued at $22,750. The cost of the technology acquired had been capitalized and amortized over a three-year period. In January 2002, the Company extended the exclusive perpetual license to develop and sell the Cicero application integration software from Merrill Lynch.

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

Business Strategy

      During the second quarter of 2001, management reassessed how the Company would be managed and how resources would be allocated. At that time management then made operating decisions and assessed performance of the Company’s operations based on the following reportable segments: (1) Desktop Integration, (2) System Integration and (3) Messaging and Application Engineering. Previous reportable segments were: (1) software, (2) maintenance, (3) services, and (4) research and development. As noted above, the assets comprising the System Integration segment were identified as being held for resale and accordingly, the results of operations have been reclassified to gain or loss from a discontinued business and no segment information is presented.

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

     On October 1, 2001, the Company completed the sale of its Geneva AppBuilder product. Under the terms of the agreement, the Company sold the rights, title and interest in the Geneva AppBuilder product along with all receivables, unbilled and deferred revenues as well as all maintenance contracts. The Geneva AppBuilder product accounted for approximately 85% of total revenue within the Messaging and Application Engineering segment and approximately 99% of total revenue for all segments. As more fully described in Note 2 to the Consolidated Financial Statements, the Company received approximately $19,000 in cash plus a note receivable for $1,000 due February 2002. The Company subsequently liquidated $22,000 of its short-term debt using the proceeds received and cash on hand. As part of the sale transaction, approximately 100 employees were transferred to the acquiring company who also assumed certain facility and operating leases and entered into a sublease arrangement at the Cary, North Carolina facility. While future revenues have been negatively impacted by the sale of Geneva AppBuilder, the associated costs of doing business have been positively impacted by the overall reduction in operating costs.

     During the quarter ended September 30, 2001, the Company sold two of its messaging products – Geneva Message Queuing and Geneva XIPC to Envoy Technologies, Inc. for $50 in cash and a note receivable for $400. Under the terms of the agreement, Envoy acquired all rights, title and interest to the products along with all customer and maintenance contracts.

Results of Operations

      The following table sets forth, for the years indicated, the Company’s results of continuing operations expressed as a percentage of revenue.

	Year Ended December 31,

	2003	2002	2001

Revenue:
Software	19.3%	48.1%	9.6%
Maintenance	59.6%	18.4%	53.3%
Services	21.1%	33.5%	37.1%

Total	100.0%	100.0%	100.0%

Cost of revenue:
Software	783.4%	238.5%	85.3%
Maintenance	70.4%	5.8%	18.7%
Services	171.3%	29.0%	31.6%

Total	1,025.1%	273.3%	135.6%

Gross margin (loss)	(925.1)%	(173.3)%	(35.6)%

Operating expenses:
Sales and marketing	317.0%	90.6%	63.6%
Research and product development	191.9%	61.3%	30.9%
General and administrative	482.6%	126.9%	55.5%
Amortization of intangible assets	0.0%	0.0%	36.1%
Impairment of intangible assets	0.0%	0.0%	45.7%
(Gain)/loss on disposal of assets	78.3%	14.9%	(36.6)%
Restructuring, net	(157.4)%	41.9%	49.8%

Total	912.4%	335.6%	245.0%

Loss from operations	(1,837.5)%	(508.9)%	(280.6)%
Other income (expense), net	(25.5)%	80.1%	(51.0)%

Loss before taxes	(1,863.0)%	(428.8)%	(331.6)%
Income tax provision (benefit)	0.0%	(5.0)%	2.9%

Loss from continuing operations	(1,863.0)%	(423.8)%	(334.5)%
Loss from discontinued operations	(24.9)%	(162.5)%	(271.2)%

Net loss	(1,887.9)%	(586.3)%	(605.7)%

The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

	2003	2002	2001

United States	90%	96%	36%
Europe	9%	4%	55%
Asia Pacific	—	—	3%
Middle East	—	—	4%
Other	1%	—	2%

Total	100%	100%	100%

The table below presents information about reported segments for the twelve months ended December 31, 2003 and 2002:

	Desktop	Messaging/Application
	Integration	Engineering	TOTAL

2003:
Total revenue	$466	$64	$530
Total cost of revenue	5,371	62	5,433
Gross margin (loss)	(4,905)	2	(4,903)
Total operating expenses	4,999	256	5,255
Segment profitability (loss)	$(9,904)	$(254)	$(10,158)

2002:
Total revenue	$2,148	$953	$3,101
Total cost of revenue	6,527	1,950	8,477
Gross margin (loss)	(4,379)	(997)	(5,376)
Total operating expenses	8,211	434	8,645
Segment profitability (loss)	$(12,590)	$(1,431)	$(14,021)

2001:
Total revenue	$134	$17,223	$17,357
Total cost of revenue	9,427	14,109	23,536
Gross margin (loss)	(9,293)	3,114	(6,179)
Total operating expenses	18,858	7,179	26,037
Segment profitability (loss)	$(28,151)	$(4,065)	$(32,216)

     A reconciliation of segment operating expenses to total operating expense follows:

	2003	2002	2001

Segment operating expenses	$5,255	$8,645	$26,037
Amortization of intangible assets	—	—	6,259
Write-off of intangible assets	—	—	7,929
(Gain)Loss on disposal of assets	415	461	(6,345)
Restructuring, net	(834)	1,300	8,650

Total operating expenses	$4,836	$10,406	$42,530

     A reconciliation of total segment profitability to net loss for the fiscal years ended December 31:

	2003	2002	2001
Total segment profitability (loss)	$(10,158)	$(14,021)	$(32,216)
Amortization of intangible assets	—	—	(6,259)
Impairment of intangible assets	—	—	(7,929)
Gain/(loss) on disposal of assets	(415)	(461)	6,345
Restructuring	834	(1,300)	(8,650)
Interest and other income/(expense), net	(135)	2,485	(8,850)

Net loss before provision for income taxes	$(9,874)	$(13,297)	$(57,559)

Years Ended December 31, 2003, 2002, and 2001

Revenue and Gross Margin. The Company has three categories of revenue: software products, maintenance, and services. Software products revenue is comprised primarily of fees from licensing the Company’s proprietary software products. Maintenance revenue is comprised of fees for maintaining, supporting, and providing periodic upgrades to the Company’s software products. Services revenue is comprised of fees for consulting and training services related to the Company’s software products.

The Company’s revenues vary from quarter to quarter, due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of the Company’s sales force. The Company typically does not have any material backlog of unfilled software orders and product revenue in any period is substantially dependent upon orders received in that quarter. Because the Company’s operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from period to period. Fluctuations in operating results may result in volatility of the price of the Company’s common stock.

Total revenues decreased 83% from $3,101 in 2002 to $530 in 2003 and decreased 82% from $17,357 in 2001 to $3,101 in 2002. During 2002, the Company executed software contracts with two major companies that totaled more than $1,200 in license revenues as well as significant integration services revenues. During 2003, no such contracts were executed. The decline in revenues may also be affected by the Company’s financial condition as well as the overall economy as certain prospective customers have deferred purchasing activity. The significant decrease in revenues from 2001 to 2002 is primarily the result of the sale of substantially all of the Messaging and Application Engineering segment products (approximately $17,200 of total revenues) at the start of the fourth quarter of 2001. Gross profit margin (loss) was (925)%, (173)%, and (36)% for 2003, 2002 and 2001, respectively.

The Desktop Integration segment had a gross margin (loss) of (1,053)% for the year ended December 31, 2003 and a gross margin (loss) of (204)% for the year ended December 31, 2002. Cicero is still a relatively new product and the software amortization expense was being recognized over a three-year period. In July 2002, the Company reassessed the life of the Cicero technology in light of the extension of the license and exclusivity provisions in perpetuity. As a result, the Company changed the estimated useful life to be 5 years, which resulted in a reduction in 2002 amortization expense by $2,407. At each balance sheet date, the Company reassesses the recoverability of the Cicero technology in accordance with FASB 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. This assessment was completed due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the past twelve to eighteen months. Currently, the Company is in negotiations with numerous customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations have been in process for several months and expected completion of the transactions has been delayed, the Company has reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company has impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of September 30, 2003 and at December 31, 2003. These charges, in the amount of $745 and $248 respectively, have been recorded as cost of software revenue.

The Messaging and Application Engineering segment gross margin for the year ended December 31, 2003 was insignificant. No future revenues are anticipated in that segment as all the products have been either sold or discontinued. For the year ended December 31, 2002, the Messaging and Application Engineering segment had a gross margin (loss) of (105%).

Software Products. Software product revenue decreased approximately 93% in 2003 from those results achieved in 2002 and decreased 10% in 2002 as compared to 2001. Software revenues in 2003 and 2002 are from the new Cicero product as the Company changed its strategic focus to the Desktop Integration segment. In 2001, software revenues primarily resulted from the Messaging and Application Engineering products, which were sold in the beginning of the fourth quarter of that year.

The gross margin on software products was (3,971)%, (396)% and (793)% for the 2003, 2002 and 2001 years ended, respectively. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software, impairment of software product technology, and royalties to third parties, and to a lesser extent, production and distribution costs. The decrease in cost of software for 2003 as compared with 2002 is due to the change in the amortization period from three years to five years, offset by impairment charges totaling $993. The decrease in cost of software from 2001 to 2002 reflects the impact of the sale of the AppBuilder product in the fourth quarter of 2001 of approximately $1,760, an impairment of $3,070 in the net realizable value of the CTRC technology in third quarter of 2001 and the impact of the change in the amortization period for the Cicero technology in July 2002 of $2,407.

The software product gross margin (loss) for the Desktop Integration segment was (3,971)% in 2003 and (309)% in 2002. The software product gross margin (loss) on the Messaging and Application Engineering segment was zero for 2003 and (1,162)% in 2002.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace. The Company’s expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the establishment of viable reference points in terms of an installed customer base with Fortune 500 Companies. The Messaging and Application Engineering segment revenue is expected to be deminimus as the majority of the products comprising this segment have been sold.

Maintenance. Maintenance revenues for the year ended December 31, 2003 decreased by approximately 45% or $255 from 2002. The decline in maintenance revenues in 2003 as compared to 2002 is the result of the sale of the CTRC and Star SQL products in June 2002. Maintenance revenues declined by approximately $8,691 or 94% in 2002 as compared to 2001. The decline in maintenance revenue is directly related to the sale of the Messaging and Application Engineering segment products in the fourth quarter of 2001.

The Desktop Integration segment accounted for approximately 80% of total maintenance revenue and the Messaging and Application Engineering segment accounted for approximately 20% of total maintenance revenues in 2003.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. The Company experienced a gross margin (loss) on maintenance products of (18)% for 2003. Gross margins on maintenance products for 2002 and 2001 were 68% and 65% respectively.

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

Services. Services revenue for the year ended December 31, 2003 decreased by approximately 89% or $927 from 2002. The decline in service revenues is directly attributed to the lack of software license revenues in 2003. Service revenues for 2002 as compared to 2001 declined by 84% or $5,398. This decline is attributed to the sale of the Messaging and Application Engineering segment products in 2001. The principal product within the Messaging and Application Engineering segment products was AppBuilder. This product enabled companies to build new applications and typically, those customers utilized the Company’s consultants to assist in the application development.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin (loss) was (711)%, 13% and 15% for the years ended 2003, 2002 and 2001 respectively.

Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues will continue to be deminimus as the majority of the relevant products have been sold.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 40% or approximately $1,128 in 2003 due to a reduction in the Company’s sales and marketing workforce, decreased promotional activities and a reduction in the sales compensation structure. Sales and marketing expenses decreased by 75% or approximately $8,234 in 2002 as a result of the Company’s restructuring activities and the sale of most of the Messaging and Application Engineering segment products in the fourth quarter of 2001.

Sales and marketing expenses are expected to increase slightly as the Company adds additional direct sales personnel and supports the sales function with collateral marketing materials. The Company’s emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 47% or $885 in 2003 over the same period in 2002 and decreased by 65% or $3,463 in 2002 as compared to the same period in 2001. The decline in both periods is attributed to operational restructurings and reduction in workforce.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2003 decreased by 35% or $1,377 over the prior year. In fiscal 2002, general and administrative expenses decreased by 59% or $5,695. The sharp decline in general and administrative costs in 2003 and 2002 reflect the restructuring program conducted by the Company during 2001 and 2002. In addition, during 2001, the Company recognized a charge of approximately $3,800 from a significant customer who filed for Chapter 11 Bankruptcy.

General and administrative expenses are expected to decrease going forward as the Company experiences the synergies of its smaller size and the cost reductions associated with previous office closings.

Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill was $0 for 2003 and 2002. Amortization of goodwill and other intangible assets during 2001 amounted to $6,259. The reduction in amortization expense in 2002 is primarily attributable to the sale of Geneva AppBuilder products in October 2001 as well as the effect of impairment on the intangible assets acquired from StarQuest. At December 31, 2003, 2002 and 2001, there was no remaining goodwill on the Company’s balance sheet.

Restructuring. As part of the Company’s plan to focus on the emerging desktop integration marketplace with its new Cicero product, the Company has completed substantial restructurings in 2002 and 2001. As of December 31, 2002, the Company’s accrual for restructuring was $772, which was primarily comprised of excess facility costs. As more fully discussed in Note 20 Contingencies, in 2003 the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., (see Note 2 Dispositions), with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $545 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

During the second quarter of 2002, the Company announced an additional round of restructurings to further reduce its operating costs and streamline its operations. The Company recorded a restructuring charge in the amount of $1,300, which encompassed the cost associated with the closure of the Company’s Berkeley, California facility as well as a significant reduction in the Company’s European personnel.

During the first quarter of 2001, the Company announced and began implementation of an initial operational restructuring. The Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001 and an additional charge of $2,000 for the quarter ended June 30, 2001. Restructuring charges have been classified in “Restructuring” on the consolidated statements of operations. These operational restructurings involved the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and all administrative functions.

The overall restructuring plan included the termination of 236 employees. The plan included a reduction of 107 personnel in the European operations and 129 personnel in the US operations. Employee termination costs comprised severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits did not include any amounts for employment-related services prior to termination.

Impairment of Intangible Assets. In May 2001, management reevaluated and modified its approach to managing the business and opted to conduct business and assess the efficiency of operations under a line-of-business approach. As such, the Company performed an assessment of the recoverability of its long-lived assets under a line-of-business approach, representing a change in accounting principle inseparate from the effect of the change in accounting estimates. This represents an accounting change from the Company’s previous policy of assessing impairment of intangible assets at the enterprise level, which is accounted for as a change in estimate. The change reflects management’s changed approach to managing the business.

During the third quarter of 2001, the Company was notified by one of its resellers that they would no longer engage in re-sales of the Company’s CTRC product, a component of the Messaging and Application Engineering segment. This reseller accounted for substantially all of the CTRC product sales. As a result, the Company performed an assessment of the recoverability of the Messaging and Application Engineering segment. The results of the Company’s analysis of undiscounted cash flows indicated that an impairment charge would be appropriate. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated the carrying value of these intangible assets exceeded their fair market values. The Company reduced the carrying value of the intangible assets and software product technology by approximately $7,929 and $3,070, respectively, as of September 30, 2001.

Warrants Liability. The Company has issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants is accounted for as a liability and is re-measured at each balance sheet date. As of December 31, 2003, the warrant liability had a fair value of $198 and the Company had recorded the change in the fair value of the warrant liability of $133 for the year ended December 31, 2003 in the consolidated statements of operations.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2003, 2002 or 2001. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision (credit) for the years ended December 31, 2002 and 2001 is primarily related to income taxes associated with foreign operations and foreign withholding taxes.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company utilized cash of $180 for the year ended December 31, 2003.

Operating activities utilized approximately $4,800 in cash, which was primarily comprised of the loss from operations of $10,000, offset by non-cash charges for depreciation and amortization of approximately $3,100, an impairment of software technology of $1,000 and a non-cash decrease in the fair value of its warrant liability of $100. In addition, the Company had a reduction in accounts receivable of $1,400, a reduction in assets and liabilities of discontinued operations of $100 and a reduction of prepaid expenses and other assets of $400.

The Company generated approximately $800 in cash from investing activities, which was primarily the result of the collection of various notes receivable.

The Company generated approximately $3,800 of cash during the year from financing activities as a result of proceeds from a private placement of common stock and warrants in the amount of $800, cash proceeds from warrant exercises of $400 and cash proceeds from the sale of Series D Preferred Stock of approximately $3,500 offset by cash held in escrow of $776. In addition, the Company incurred gross borrowings of $1,000 and repaid $1,200 against those borrowings.

By comparison, the Company utilized approximately $311 in cash during the year ended December 31, 2002.

Operating activities utilized approximately $7,200 of cash, which was primarily comprised of the loss from operations of $18,200, offset by non-cash charges for depreciation and amortization of approximately $8,000 and a non-cash decrease in the fair value of its warrant liability of $2,900. In addition, the Company had a reduction in assets held for sale of approximately $6,400 and used approximately $2,100 in fulfillment of its obligations to its creditors through its accounts payable.

The Company generated approximately $3,900 of cash from investing activities, which was primarily comprised of approximately $2,500 in proceeds from the collection of various notes receivable and approximately $1,000 in proceeds from the sale of a line of business.

The Company generated approximately $3,200 of cash during the year from financing activities as a result of proceeds from a private placement of common stock and warrants in the amount of $2,000 and cash proceeds of a Preferred Stock offering in the amount of $1,400.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2003 with cash on hand from December 31, 2002, through the use of proceeds from a private placement of common stock and warrants, a private placement of preferred stock and warrants, and with cash from operations.

The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 2.13% at December 31, 2003), which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz, the Company’s former principal shareholder. During 2000, the loan and guaranty were amended to extend the due date from May 31, 2001 to November 30, 2003 and to provide the Company with additional borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company’s common stock. Based upon fair market value at the time of issuance, the Company has recorded total deferred costs of $4,013 related to the guaranty. These costs are being amortized in the statement of operations as a component of interest expense over the term of the guaranty. In November 2003, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the Company’s term loan and with Bank Hapoalim, the note holder, to extend the maturity date on the loan to November 8, 2004. Under the terms of the agreement with Liraz, the Company has agreed to issue 300,000 shares of its common stock. Of that amount, 150,000 shares were issued upon execution of the agreement and the balance is to be issued on a pro rata basis on March 31, 2004, June 30, 2004 and September 30, 2004, provided that the loan is still outstanding.

On March 19, 2003, the Company completed a $3,500 private placement of Series D Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share (“Series D-1 Warrants”). On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise (“Series D-2 Warrants”). The Series D-2 Warrants became exercisable on November 1, 2003, because the Company failed to report $6,000 in gross revenues for the nine-month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in the allocation of $2,890 to the Series D Preferred Stock and $640 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because the Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement required that the Company deposit $1,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. The Company and the lead investor have mutually agreed to extend the escrow release provisions until April 15, 2004.

Another condition of the financing required the Company to place an additional $1,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch providing for the sale of all right, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero was not consummated by May 18, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium. During the second quarter, $390 of escrowed funds was released. In addition, the Company and the lead investor agreed to extend the escrow release provisions until the end of July 2003 when all remaining escrow monies were released to the Company.

In connection with the sale of Series D Preferred Stock, the holders of the Company’s Series A3 Preferred Stock and Series B3 Preferred Stock (collectively, the “Existing Preferred Stockholders”), entered into an agreement whereby the Existing Preferred Stockholders have agreed to waive certain applicable price protection anti-dilution provisions. Under the terms of the waiver agreement, the Company is also permitted to issue equity securities representing aggregate proceeds of up to an additional $4,900 following the sale of the Series D Preferred Stock. Additionally, the Existing Preferred Stockholders have also agreed to a limited lock-up restricting their ability to sell common stock issuable upon conversion of their preferred stock and warrants and to waive the accrual of any dividends that may otherwise be payable as a result of the Company’s delisting from Nasdaq. As consideration for the waiver agreement, the Company has agreed to issue on a pro rata basis up to 1,000,000 warrants to all the Existing Preferred Stockholders on a pro rata basis at such time and from time to time as the Company closes financing transactions that represent proceeds in excess of $2,900, excluding the proceeds from the Series D Preferred Stock transaction and any investments made by a strategic investor in the software business. Such warrants will have an exercise price that is the greater of $0.40 or the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s financing or loan transaction that exceeds the $2,900 threshold.

In October 2003, the Company completed a common stock financing round wherein it raised $853 of capital. The offering closed on October 15, 2003. The Company sold 1,894,444 shares of common stock at a price of $0.45 per share for a total of $853 in proceeds and issued warrants to purchase 473,611 shares of the Company’s common stock at an exercise price of $0.45. The warrants expire three years from the date of grant. As part of an agreement with Liraz Systems Ltd, the guarantor of the Company’s term loan, the Company used $200 of the proceeds to reduce the principal outstanding on the term loan to $1,971.

The Company incurred a loss of $10,000 for the year ended December 31, 2003 in addition to losses of more than $123,000 for the previous two fiscal years. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2003, the Company had a working capital deficiency of approximately $6,555. The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero, which has limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have begun or finalized the “proof of concept” stage with the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity.

The Company has closed a strategic acquisition of an encryption technology asset in January 2004 and a private placement of its common stock wherein it has raised approximately $1,247. The Company expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management will be successful in executing as anticipated or in a timely enough manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

Subsequent Financing Event

In January 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, Level 8 issued 2,027,027 shares of common stock at a price of $0.37. The total purchase price of the assets and certain liabilities being acquired was $750 and has been accounted for by the purchase method of accounting. The Company agreed to register the common stock for resale under the Securities Act of 1933, as amended.

Also in January 2004, and simultaneously with the asset purchase of Critical Mass Mail, Inc., the Company completed a common stock financing round wherein it raised $1,247 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37. The warrants expire three years from the date of grant. The Company also agreed to register the common stock and the warrants for resale under the Securities Act of 1933, as amended.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2003 are as follows:

	2004	2005	2006	2007	Total

Short and long-term debt, including interest
payments	$2,625	—	—	$131	$2,756
Service purchase commitments	400	—	—	—	400
Operating leases	214	221	84	—	519

Total	$3,239	$221	$84	$131	$3,675

The Company is also obligated to file a Form S-1 registration statement for sales of Level 8 Systems securities. The Company anticipates the cost of such filing to approximate $100.

At December 31, 2003, the Company had $3,355 of Series D Convertible Redeemable Preferred Stock outstanding. Under the terms of the agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock.

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2003, the Company is to pay Mr. Pizi an annual base salary of $200, and a performance bonus in cash of up to $400 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi’s employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi’s then base salary within thirty (30) days of termination and (b) two hundred thousand (200,000) shares of the Company’s common stock.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2003, the Company pays Mr. Broderick a base salary of $200, and a performance bonus of cash up to 20% of Mr. Broderick’s base salary. Upon termination of Mr. Broderick’s employment by the Company without cause, the Company has agreed to provide Mr. Broderick with salary continuation of six months of Mr. Broderick’s then base salary beginning on the first payday after the date of termination.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements. We have no subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

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

Revenue Recognition. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. For multiple-element arrangements, we apply the “residual method”. According to the residual method, revenue allocated to the undelivered elements is allocated based on vendor specific objective evidence (“VSOE”) of fair value of those elements. VSOE is determined by reference to the price the customer would be required to pay when the element is sold separately. Revenue applicable to the delivered elements is deemed equal to the remainder of the contract price. The revenue recognition rules pertaining to software arrangements are complicated and certain assumptions are made in determining whether the fee is fixed and determinable and whether collectability is probable. For instance, in our license arrangements with resellers, estimates are made regarding the reseller’s ability and intent to pay the license fee. Our estimates may prove incorrect if, for instance, subsequent sales by the reseller do not materialize. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results.

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

Allowance for Doubtful Trade Accounts Receivable. In addition to assessing the probability of collection in conjunction with revenue arrangements, we continually assess the collectability of outstanding invoices. Assumptions are made regarding the customer’s ability and intent to pay and are based on historical trends, general economic conditions, and current customer data. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to bad debt expense.

Valuation of Notes Receivable. We continually assess the collectability of outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current financial data. As of December 31, 2003 the Company had no notes receivable.

Capitalization and Valuation of Software Product Technology. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of software revenue. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, we review software product technology assets for net realizable value at each balance sheet date. For the year ended December 31, 2003, the Company recorded a write down of software product technology totaling $993 and as of December 31, 2003 the Company had $4,063 in capitalized software product technology. Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2003, we had a valuation allowance of $80,511 against $80,511 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2003, the Company has net operating loss carryforwards of approximately $186,293, which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2023. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

Restructuring Reserves. At December 31, 2002, the Company’s restructuring liabilities totaled $772, which represented estimated excess facilities costs. In August 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., (see Note 2 Dispositions), with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable at assignment is approximately $545 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

Recent Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46 or FIN 46 “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company’s consolidated financial position or results of operations might be materially impacted.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations and financial condition.

Item 7a.Quantitative and Qualitative Disclosures about Market Risk

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 24, 2003, Deloitte & Touche LLP resigned as the Company’s independent public accountants. During the two most recent fiscal years preceding such resignation, neither of Deloitte & Touche’s reports on our financial statements contained an adverse opinion or a disclaimer of opinion, however, both reports contained qualifications as to uncertainty. During this same period, there were no qualifications as to audit scope or accounting principles, nor were there disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on the financial statements for such years. There were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K. The Company has provided Deloitte & Touche with a copy of the foregoing disclosures and Deloitte & Touche has furnished the Company with a letter addressed to the SEC attached hereto as an exhibit.

On February 2, 2004, Level 8 Systems appointed Margolis & Company P.C. as the Company’s new independent public accountants.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures: Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) Internal Control Over Financial Reporting: Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

As of February 28, 2004, the Board of Directors of the Company consisted of Anthony Pizi, Bruce Hasenyager, Nicholas Hatalski, Kenneth Neilsen and Jay Kingley. All Directors were elected at the 2003 Annual Meeting of Stockholders and will serve until the election and qualification of their successors or until their earlier death, resignation or removal. Mr. Frank Artale resigned from the Board in January 2004. Mr. Artale’s resignation was not the result of a disagreement with the Company or its management. Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as a director of the Company.

Anthony C. Pizi

Director since August 2000. Age: 44

Mr. Pizi has served as Chairman of the Board of Directors and as Chief Technology Officer since December 1, 2000. He has served as Chief Executive Officer since February 1, 2001. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group. Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his BS in Engineering from West Virginia University.

Nicholas Hatalski, MBA

Director since September 2002. Age: 42

Mr. Hatalski has been a director of Level 8 since September 2002. Since January 2004, Mr. Hatalski has served as the Vice President of Business Development and Product Strategy at MedSeek, Inc., a company dedicated to providing web-based solutions to the healthcare sector. Since December 2000, he was the Senior Vice President of the iServices Group of Park City Solutions, Inc. Prior to joining PCS, he was the Practice Manager for Technology Consulting at Siemens Health Services. His tenure at Siemens (and their acquisition Shared Medical Systems) was 1984-2000.

Bruce W. Hasenyager

Director since October 2002. Age: 62

Mr. Hasenyager has been a director of Level 8 since October 2002. Since April 2002, Mr. Hasenyager has served as Director of Business and Technology Development at the Hart eCenter at Southern Methodist University. Prior to that, Mr. Hasenyager served as Senior Vice President and CTO of Technology and Operations at MobilStar Network Corporation since April 1996.

Kenneth W. Nielsen

Director since October 2002. Age: 44

Mr. Nielsen has been a director of Level 8 since October 2002. Since December 1998, Mr. Nielsen has served as President and CEO of Nielsen Personnel Services, Inc., a personal staffing firm. Prior to that, Mr. Nielsen was District Operations Manager for Outsource International, Inc.

Jay R. Kingley

Director since November 2002. Age: 42

Mr. Kingley has been a director of Level 8 since November 2002. Since 2001, Mr. Kingley has served as CEO of Warren Partners, LLC, a software development and consultancy company. Mr. Kingley is also currently the CEO of Kingley Institute LLC, a medical wellness company. Prior to that, Mr. Kingley was Managing Director of a business development function of Zurich Financial Services Group from 1999-2001. Prior to joining Zurich Financial Services Group, Mr. Kingley was Vice President of Diamond Technology Partners, Inc., a management-consulting firm.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Messrs. Hatalski, Kingley and Neilsen. Mr. Artale also served on the Committee until his resignation from the Board in January 2004. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Hatalski, Kingley and Neilsen have served as executive officers. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the directors and executive officers of the Company.

Director Compensation

In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 12,000 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. In January 2002, the Board of Directors approved an amendment to the Outside Director Stock Incentive Plan to provide an increase in the number of options to be granted to outside directors to 24,000. These options vest over a three-year period in equal increments upon the eligible Director’s election to the Board, with the initial increment vesting on the date of grant. The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common shares in lieu of cash, subject to approval by the Board of Directors. In addition, the plan permits the Board of Directors to grant discretionary awards to eligible directors under the plan. None of the Company’s Directors received additional monetary compensation for serving on the Board of Directors of the Company in 2001, other than reimbursement of reasonable expenses incurred in attending meetings.

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

Executive Officers

The Company’s current executive officers are listed below, together with their age, position with the Company and business experience for the past five years.

Anthony C. Pizi Age: 44

Mr. Pizi currently serves as the Chairman of the Board, Chief Executive Officer and Chief Technology Officer of the Company since February 1, 2001. Prior to joining the Company, Mr. Pizi was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group. Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his BS in Engineering from West Virginia University.

John P. Broderick Age: 54

Mr. Broderick has served as the Chief Operating Officer of the Company since June 2002, as the Chief Financial Officer of the Company since April 2001, and as Corporate Secretary since August 2001. Prior to joining the Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization’s interim CFO. Previously, Mr. Broderick served as chief financial officer for Programmer’s Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.S. in accounting from Villanova University.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Until his resignation in January 2004, Mr. Frank Artale was designated the “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. To date, the Company has not named anyone to the position.

Our Board of Directors has adopted a code of ethics and a code of conduct that applies to all of our directors, Chief Executive Officer, Chief Financial Officer, and employees. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of the code of ethics or code of conduct, please send your written request to Level 8 Systems, Suite 542, 8000 Regency Pkwy, Cary, North Carolina 27511, Attn: Corporate Secretary. The code of ethics is also available on the Company’s website at www.level8.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC and Nasdaq. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations all Section 16(a) reports were filed in a timely manner.

Item 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2003, serving or having served at the end of fiscal 2001 whose salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 2003 and one other former executive officer who would be included but for the fact that he no longer served as executive officer at the end of fiscal 2002. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 2003, see “Option Grants in Fiscal 2003.”

Summary Compensation Table

Name and					Securities	All Other
Principal	Fiscal				Underlying	Annual
Position	Year	Salary		Bonus	Options	Compensation

Anthony C. Pizi	2003	$200,000	(2)	$100,000	500,000	$—
Chief Executive Officer, Chief	2002	$337,500	(3)	$—	500,000	$—
Technology Officer and	2001	$527,038		$—	500,000	$—
Chairman (1)						$
John P. Broderick	2003	$200,000	(4)	$60,000	500,000	$—
Chief Operating and Financial	2002	$200,000		$40,000	100,000	$—
Officer, Corporate Secretary	2001	$146,788		$40,000	165,900	—
Paul Rampel	2002	$133,333		$—	404,300	$76,400 (6)
Former President (5)	2001	$231,310		$60,000		$—
(1)	Mr. Pizi began his service as Chief Executive Officer of the Company in February 2001.
(2)	Mr. Pizi’s base salary for fiscal 2003 was $200,000. Mr Pizi had voluntarily elected to defer $31,250 of salary from 2003. During 2003, a salary deferral of $37,500 from 2002 was repaid to Mr. Pizi.
(3)	Mr. Pizi’s base salary for fiscal 2002 was $300,000. Mr. Pizi had voluntarily elected to defer $75,000 of salary from 2001, which was paid in 2002, and to defer $37,500 of 2002 salary.
(4)	Mr. Broderick’s base salary for 2003 was $200,000. Mr. Broderick voluntarily elected to defer $31,250 of salary from 2003.
(5)	Mr. Rampel resigned his position as President in June 2002.
(6)	Represents the fair market value of stock issued to Mr. Rampel as part of his separation from the Company as well as a forgiveness of debt to the Company in the amount of $32,500.

The following table sets forth information regarding each grant of stock options to each of the Named Executives during fiscal 2003. The Company is required to withhold from the shares issued upon exercise a number of shares sufficient to satisfy applicable withholding tax obligations. The Company did not award any stock appreciation rights (“SARs”) during fiscal 2003.

Option Grants in Fiscal 2003

Potential Realizable
	Individual Grants				Value
at Assumed Annual Rates
	Number of	Percent of			of Appreciation for
	Securities	Total Options			Option Term
	Underlying	Granted to	Exercise
	Options	Employees in	Price	Expiration
Name	Granted	Fiscal Year	($/share)	Date	5% ($)	10% ($)

Anthony C. Pizi	500,000	19.48%	$0.26	04/17/13	81,756	207,187
John P. Broderick	500,000	19.48%	$0.26	04/17/13	81,756	207,187

     The following table sets forth information concerning the options exercised during fiscal 2003 and held at December 31, 2003 by the Named Executives.

Fiscal 2003 Year–End Option Holdings and Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at December 31, 2003		Options at December 31, 2003(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Anthony C. Pizi	—	—	666,616	833,384	43,329	86,671
John P. Broderick	—	—	310,571	455,329	43,329	86,671
(1)	Based on $0.35 per share, the December 31, 2003, closing price as quoted on the OTC Bulletin Board.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2003, the Company is to pay Mr. Pizi an annual base salary of $200, and a performance bonus in cash of up to $400 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi’s employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi’s then base salary within thirty (30) days of termination and (b) two hundred thousand (200,000) shares of the Company’s common stock. In the event there occurs a substantial change in Mr. Pizi’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Pizi two hundred thousand (200,000) shares of the Company’s common stock. If Mr. Pizi’s employment is terminated for any reason, Mr. Pizi has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2003, the Company pays Mr. Broderick a base salary of $200, and a performance bonus of cash up to 20% of Mr. Broderick’s base salary. Upon termination of Mr. Broderick’s employment by the Company without cause, the Company has agreed to provide Mr. Broderick with salary continuation of six months of Mr. Broderick’s then base salary beginning on the first payday after the date of termination. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Broderick fifty thousand (50,000) shares of the Company’s common stock, a salary continuation amounting to six months of Mr. Broderick’s then base salary and immediately vest all unvested stock options held by Mr. Broderick. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

Under the separation agreement between the Company and Mr. Rampel dated June 18, 2002, the Company has agreed, among other things, to provide to Mr. Rampel: (a) forgiveness of a $33 debt owed to the Company by Mr. Rampel; (b) immediate vesting of all unvested stock options and the extension of the period for exercise of these options to 12 months from the date of separation; and (c) a grant of 100,000 shares of common stock of the Company. All the payments above were subject to applicable withholding. In return for this compensation, Mr. Rampel executed a release of employment related claims and agreed to forfeit 310,000 vested stock options with exercise prices between $5.87 and $6.10.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of February 29, 2004 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Level 8 Systems, Inc., 214 Carnegie Center Suite 303, Princeton, New Jersey 08540.

The named person has furnished stock ownership information to the Company. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before April 16, 2004 upon the exercise of stock options. The chart is based on 32,426,037 shares outstanding as of February 29, 2004. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

	Common Stock

Name of Beneficial Owner	No. of Shares		Percent of Class

MLBC, Inc. (1)	1,166,000	(2)	3.6%
Seneca Capital International, Ltd.(3)	1,902,771	(4)	5.9%
Seneca Capital, L.P.(5)	1,207,288	(6)	3.7%
Anthony C. Pizi	1,276,057	(7)	3.9%
John P. Broderick	310,571	(8)	1.0%
Nicholas Hatalski	66,660	(9)	*
Kenneth W. Nielsen	66,660	(9)	*
Bruce W. Hasenyager	66,660	(9)	*
Jay R. Kingley	66,660	(9)	*
All current directors and executive officers as a group (6 persons)	1,853,268	(10)	5.7%

*	Represents less than one percent of the outstanding shares.
(1)	The address of MLBC, Inc. is c/o Merrill Lynch & Co., Inc., Corporate Law Department, 222 Broadway- 17th Floor, New York, New York 10038.
(2)	MLBC, Inc. is an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated. See “Certain Relationships and Related Transactions.”
(3)	The address of Seneca Capital International, Ltd. is 527 Madison Avenue, 11th Floor, New York, New York 10022.
(4)	Includes 779,826 shares of common stock issuable upon conversion of Series B3 Preferred Stock and 1,122,945 shares issuable upon exercise of warrants at an exercise price of $0.40. Mr. Douglas Hirsch exercises sole voting or dispositive power with respect to the shares held of record by Seneca Capital International, Ltd.

(5)	The address of Seneca Capital L.P. is 527 Madison Avenue, 11th Floor, New York, New York 10022.
(6)	Includes 417,205 shares of common stock issuable upon conversion of Series B3 Preferred Stock, 188,408 shares of common stock issuable upon conversion of Series A3 Preferred Stock and 790,083 shares issuable upon exercise of warrants at an exercise price of $0.40 per share. Mr. Douglas Hirsch exercises sole voting or dispositive power with respect to the shares held of record by Seneca Capital L.P.

(7)	Includes 766,636 shares subject to stock options exercisable within sixty (60) days, 394,737 shares of common stock issuable upon the conversion of Series C Preferred Stock and 98,684 shares of common stock issuable upon the exercise of warrants at an exercise price of $0.38 per share of common stock subject to adjustment.

(8)	Consists of 310,571 shares subject to stock options exercisable within sixty (60) days.
(9)	Consists of 66,660 shares subject to stock options exercisable within sixty (60) days.
(10)	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 7-9.

Item 13. Certain Relationships and Related Transactions.

Loan from Related Parties

From time to time during 2003, the Company entered into short term notes payable with Anthony Pizi, the Company’s Chairman and Chief Executive Officer for various working capital needs. The Notes bear interest at 1% per month and are unsecured. At December 31, 2003, the Company was indebted to Mr. Pizi in the amount of $85. In January 2004, the Company repaid Mr. Pizi $75.

In December 2001, the Company entered into an agreement with Messrs. Rampel and Pizi, which provided for borrowings from them for up to $250 and are secured by notes and accounts receivable. The borrowings bear interest at 10% and are payable quarterly. In connection with Mr. Rampel’s resignation from the Company on June 18, 2002 and the sale of the StarQuest assets to an entity affiliated with Mr. Rampel as described above, the Company repaid $150 of the borrowings to Mr. Rampel. In August 2002, Mr. Pizi elected to convert approximately $150 of his indebtedness from the Company into equity and participated in the Series C Convertible Redeemable Preferred Stock Offering on the same terms as the other investors and as a result this agreement has been terminated.

Assignment of Note Receivable from Profit Key

In October 2002, the Company assigned its interest in a Note Receivable from Profit Key Acquisition LLC to a group of investors including Nicholas Hatalski and Paul Rampel, members of our Board of Directors, and Anthony C. Pizi, the Chief Executive Officer of the Company. Pursuant to the terms of the agreement, Level 8 assigned its interest in a Note Receivable in the principal amount of $500, due March 31, 2003 with interest at 9% per annum in return for $400 cash. The Company solicited a competitive bid before finalizing the transaction.

Sale of StarQuest Assets

On June 18, 2002, the Company and its subsidiary Level 8 Technologies, Inc. entered into an Asset Purchase Agreement with Starquest Ventures, Inc., a California corporation and an affiliate of Paul Rampel, a member of the Board of Directors of Level 8 and a former executive officer. Pursuant to the terms and conditions of the Asset Purchase Agreement, Level 8 sold its Star/SQL and CTRC software products to Starquest Ventures for $365 and the assumption of certain maintenance liabilities. $150 of the proceeds of the sale transaction was used to repay borrowings from Mr. Rampel. The Company solicited and received a fairness opinion on the transaction.

Transactions with Merrill Lynch

On January 3, 2002, the Company entered into a Purchase Agreement with MLBC, Inc., an affiliate of Merrill Lynch. Pursuant to the Purchase Agreement, the Company issued 250,000 shares of its common stock to MLBC and entered into a royalty sharing agreement for sales of Cicero. Under the royalty sharing agreement, the Company is obligated to pay a royalty of 3% of the sales price for each sale of Cicero or related maintenance services. The royalties are not payable in excess of $20,000. As consideration for the issuance of the shares and the royalty payments, Merrill Lynch has entered into an amendment to the Cicero license agreement, which extends our exclusive worldwide marketing, sales, and development rights to Cicero and granted us certain ownership rights in the Cicero trademark. Pursuant to the Purchase Agreement, the Company also entered into a Registration Rights Agreement granting MLBC certain rights to have the shares of common stock it received under the Purchase Agreement registered under the Securities Act.

Preferred Stock and Warrant Exchange

On March 19, 2003, Level 8 Systems, Inc. completed a $3,500 private placement of Series D Convertible Preferred Stock (“Series D Preferred Stock”), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share (“Series D-1 Warrants”). On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise (“Series D-2 Warrants”). The Series D-2 Warrants became exercisable on November 1, 2003, because the Company failed to report $6,000 in gross revenues for the nine-month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in an allocation of $2,890 to the Series D Preferred Stock and $640 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

On October 25, 2002, we effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock (“Series A2 Preferred Stock”) and Series B2 Convertible Redeemable Preferred Stock (“Series B2 Preferred Stock”) and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock (“Series A3 Preferred Stock”) and Series B3 Convertible Redeemable Preferred Stock (“Series B3 Preferred Stock”) and related warrants. This exchange was made to correct a deficiency in potential conversion price adjustments from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.333 and $12.531, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company’s Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company’s Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its Common Stock.

Under the terms of the agreement, we are authorized to issue equity securities in a single or series of financing transactions representing aggregate gross proceeds to the Company of approximately $5,000, or up to an aggregate 17,500 shares of common stock, whichever occurs first, without triggering the price-protection anti-dilution provisions in the Series A3 Preferred Stock and B3 Preferred Stock and related warrants. In exchange for the waiver of these price-protection anti-dilution provisions, we repriced the warrants as described above and have agreed to issue on a pro rata basis up to 4,600 warrants to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock at such time and from time to time as the Company closes subsequent financing transactions up to the $5,000 issuance cap or the 17,500 share issuance cap. As a result of the Series C Preferred Stock financing which represented approximately $1,600 of the Company’s $5,000 in allowable equity issuances, the Company is obligated to issue an aggregate of 1,462,801 warrants at an exercise price of $0.40 per share to the existing Preferred Stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing Preferred Stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s subsequent financing or loan transaction or $0.40 per share (adjusted for recapitalizations, stock splits and the like), whichever is greater.

As a result of the Series D preferred Stock financing which represented approximately $3,500 against the allowable equity issuances, the Company was obligated to issue an aggregate of 3,048,782 warrants at an exercise price of $0.40 per share to the existing Series A3 and Series B3 Preferred shareholders. The warrants were issued on October 8, 2003 and had a fair value of $1,062, which was recorded as a deemed dividend to preferred stockholders.

Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing Preferred Stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s subsequent financing or loan transaction or $0.40, whichever is greater. These warrants are not classified as a liability under EITF 00-19.

Previously, on October 16, 2001, the Company effected an exchange of all of its outstanding shares of Series A 4% Convertible Redeemable Preferred Stock and Series B 4% Convertible Redeemable Preferred Stock and related warrants for an equal number of shares of our newly created Series A1 Convertible Redeemable Preferred Stock (“Series A1 Preferred Stock”) and Series B1 Convertible Redeemable Preferred Stock (“Series B1 Preferred Stock”) and related warrants. Advanced Systems Europe, B.V. (“ASE”), a wholly owned subsidiary of Level 8’s principal stockholder at the time, exchanged 10,000 shares of Series A Preferred Stock for the newly created Series A1 Preferred Stock. The effect of the exchange with respect to ASE is as follows: The conversion price for the Series A1 Preferred Stock was reduced from $10.00 to $8.333 per share, and the total number of shares of common stock into which such shares may be converted increased from 1,000,000 to 1,200,048. No dividends are payable on the Series A1 Preferred Stock. Liraz and ASE may no longer be considered related parties because of their divestments of capital stock of the Company.

Loans to Related Parties

On January 27, 2001, the Company extended a loan to Paul Rampel, the then President and a director of the Company, in the amount of $75. The loan carried an interest rate of 10% per annum on the principal balance and the loan was due and payable in full on January 27, 2002. The loan was secured by 15,000 shares of common stock of the Company held by Mr. Rampel under a Stock Pledge agreement between the Company and Mr. Rampel. In March of 2002, Mr. Rampel, as part of his new employment agreement with the Company, gave back the 15,000 shares of stock as partial payment on the Note and agreed to pay the rest of the Note off monthly during 2002. The remainder of the balance was settled in connection with Mr. Rampel’s separation agreement entered into in June 2002.

Borrowings and Commitments from Liraz

As part of the acquisition of Template software, the Company obtained $10,000 in financing in the form of a 17-month term loan. The financing was guaranteed by Liraz, the Company’s principal stockholder, in return for 60,000 shares of the Company’s common stock. The number of shares of common stock provided in exchange for the guarantee, was determined by the independent directors of the Company in consultation with an outside appraisal firm and based upon market conditions and the Company’s anticipated financing needs at closing. In the third quarter of 2000, this term loan was amended to provide the Company with an additional $5,000 in borrowings and to extend the due date from May 31, 2001 to November 30, 2001. Liraz subsequently extended its guarantee of the amended loan through November 30, 2001 in exchange for 110,000 shares of the Company’s common stock. The value of the shares issued will be capitalized and amortized over the term of the loan as a component of interest expense. In May of 2001, Liraz extended its guarantee until April 30, 2002. The commitment provides for an interest rate equal to the London Interbank Offered Rate plus 1% annually. As part of the sale of the Geneva AppBuilder Product to a subsidiary of Liraz in October 2001, the company utilized the proceeds from the transaction and other assets to liquidate approximately $12,000 of the outstanding debt. At the same time, Liraz extended its guarantee and the maturity date on the balance of the Note until November 2003. In November 2003, The Company and Liraz agreed to extend the guaranty and with the approval of the lender, agreed to extend the maturity of the debt obligation until November 8, 2004. The Company issued common stock to Liraz in exchange for this debt extension and will issue additional stock on March 31, 2004, June 30, 2004 and September 30, 2004 unless the debt is repaid before those dates.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 as to principal accountant fees and services is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A)1. FINANCIAL STATEMENTS

The following financial statements of the Company and the related reports of independent accountants thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Independent Auditors’ Reports

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

	2.	FINANCIAL STATEMENT SCHEDULES
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	EXHIBITS
The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.
(B)	REPORTS ON FORM 8-K
On February 6, 2004, Level 8 Systems filed a Form 8-K reporting the appointment of Margolis & Company P.C. as the Company’s new independent public accountants.
On November 26, 2003, Level 8 Systems filed a Form 8 K reporting the resignation of Deloitte & Touche LLP as the Company’s independent public accountants.

(C) EXHIBITS

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated as of December 13, 2002, by and among Level 8 Systems, Inc., Level
8 Technologies, Inc. and EMSoftware Solutions, Inc. (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to exhibit 2.1 to Level 8’s Form 8-K filed December 30, 2002).

3.1	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4,
2003 (filed herewith).

3.2	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to
Level 8’s Form 10-K filed April 2, 2002).

3.3	Certificate of Designations, Preferences and Rights dated March 19, 2003 relating to Series D
Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-
K, filed March 31, 2003).

3.4	Certificate of Designation relating to Series A3 Convertible Redeemable Preferred Stock. (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-Q filed November 15, 2002).

3.5	Certificate of Designation relating to Series B3 Convertible Redeemable Preferred Stock. (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-Q filed November 15, 2002).

3.6	Certificate of designation relating to Series C Convertible Redeemable Preferred Stock (Incorporated
by reference to exhibit 3.1 to Level 8’d Form 8-K filed August 27, 2002

4.1	Registration Rights Agreement dated as of March 19, 2003 by and among Level 8 Systems, Inc. and the
Purchasers listed on Schedule I thereto relating to the Series D Convertible Redeemable Preferred Stock
(incorporated by reference to exhibit 4.1 to Level 8’s Form 8-K, filed March 31, 2003).

4.2	Registration Rights Agreement dated as of October 15, 2003 by and among Level 8 Systems, Inc. and the Purchasers in the October Private Placement listed on schedule I thereto (filed herewith)

4.3	Registration Rights Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement listed on Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8’s Report on Form 8-K, filed January 25, 2002).

4.4	Registration Rights Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and MLBC,
Inc. (incorporated by reference to exhibit 4.1 to Level 8’s Report on Form 8-K, filed January 11, 2002).

4.5	Registration Rights Agreement, dated as of August 29, 2002, entered into by and between Level 8
Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred Stock
(incorporated by reference to exhibit 10.4 to Level 8’s Form 8-K filed August 30, 2002).

4.5A	First Amendment to Registration Rights Agreement, dated as of October 25, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3
Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8’s Form 10-Q filed November 15,
2002).

4.6	Registration Rights Agreement, dated as of June 13, 1995, between Level 8 Systems, Inc. and Liraz
Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.’s (Level 8’s predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

4.6A	First Amendment to Registration Rights Agreement, dated as of August 8, 2001, to the Registration
Rights Agreement dated as of June 13, 1995, by and between Across Data Systems, Inc. (Level 8’s predecessor) and Liraz Systems Ltd. (incorporated by reference to exhibit 4.1 to Level 8’s Report on
Form 8-K, filed August 14, 2001).

Exhibit
Number	Description

4.7	Registration Rights Agreement, dated as of August 14, 2002, entered into by and between Level 8
Systems, Inc. and the investors in Series C Preferred Stock (incorporated by reference to exhibit 4.1 to
Level 8’s Form 8-K filed August 27, 2002).

4.8	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March
19, 2003 (incorporated by reference to exhibit 4.2 to Level 8’s Form 8-K, filed March 31, 2003)

4.8A	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March
19, 2003 (incorporated by reference to exhibit 4.2 to Level 8’s Form 8-K, filed March 31, 2003)

4.9	Form of Stock Purchase Warrant issued to Purchasers in the October 2003 Private Placement (filed herewith)

4.10	Form of Stock Purchase Warrant issued to the Purchasers in the January Private Placement
(incorporated by reference to exhibit 10.2 to Level 8’s Report on Form 8-K, filed January 25, 2002).

4.11	Form of Series A3 Stock Purchase Warrant (incorporated by reference to exhibit 10.2 of Level 8’s
Form 10-Q filed November 15, 2002).

4.12	Form of Series B3 Stock Purchase Warrant (incorporated by reference to exhibit 10.3 of Level 8’s
Form 10-Q filed November 15, 2002).

4.13	Form of Series C Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Level 8’s Form
8-K filed August 27, 2002).

10.1	Securities Purchase Agreement dated as of March 19, 2003 by and among Level 8 Systems, Inc. and the
Purchasers (incorporated by reference to exhibit 10.1 to Level 8’s Form 8-K, filed March 31, 2003).

10.2	Securities Purchase Agreement dated as of October 15, 2003 by and among Level 8 Systems, Inc. and the Purchasers in the October Private Placement (filed herewith)

10.3	Securities Purchase Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement (incorporated by reference to exhibit 10.1 to Level 8’s
Report on Form 8-K, filed January 25, 2002).

10.4	Purchase Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and MLBC, Inc.
(incorporated by reference to exhibit 10.1 to Level 8’s Report on Form 8-K, filed January 11, 2002).

10.4A	Purchase Agreement, dated as of July 31, 2000, between Level 8 Systems, Inc. and Merrill Lynch,
Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Level 8’s Report on
Form 8-K, filed August 11, 2000).

10.5	Securities Purchase Agreement, dated as of August 14, 2002, by and among Level 8 Systems, Inc. and the purchasers of the Series C Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8’s
Form 8-K filed August 27, 2002).

10.6	Agreement by and among Level 8 Systems, Inc. and the holders of Series A1/A2/A3 and B1/B2/B3
Preferred Stock, dated as of August 14, 2002 (incorporated by reference to exhibit 10.3 to Level 8’s
Form 8-K filed August 27, 2002).

10.7	Exchange Agreement among Level 8 Systems, Inc., and the various stockholders identified and listed on Schedule I, dated as of August 29, 2002 (incorporated by reference to exhibit 10.1 to Level 8’s
Form 8-K filed August 30, 2002).

10.7A	First Amendment to Exchange Agreement, dated as of October 25, 2002, among Level 8 Systems, Inc., and the various stockholders identified and listed on Schedule I to that certain Exchange Agreement, dated as of August 29, 2002 (incorporated by reference to exhibit 10.1 to Level 8’s Form 10-Q filed
November 15, 2002).

10.7B	Securities Purchase Agreement, dated as of June 29, 1999, among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series A Preferred Stock
(incorporated by reference to exhibit 10.1 to Level 8’s Form 8-K filed July 23, 1999).

Exhibit
Number	Description

10.8	Amended PCA Shell License Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc.
and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to
Level 8’s Form 8-K, filed January 11, 2002).

10.8A	PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner &
Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8’s Report on Form 8-K, filed
September 11, 2000).

10.9	Asset Purchase Agreement by and among Level 8 Systems, Inc., Level 8 Technologies, Inc. and
Starquest Ventures, Inc., dated as of May 31, 2002 (incorporated by reference to exhibit 10.2 to Level
8’s Form 8-K filed June 25, 2002).

10.10	Promissory Note of Level 8 Systems, Inc., dated as of September 28, 2001, among Level 8 Systems,
Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.2 to Level 8’s Form 10-K filed April
2, 2002).

10.10A	Amendment to Promissory Note of Level 8 Systems, Inc., dated as of November 15,2003 among Level
8 Systems, Inc. and Bank Hapoalim (filed herewith).

10.11	Employment Agreement between Anthony Pizi and the Company effective January 1, 2003 (filed herewith).*

10.12	Employment Agreement between John P. Broderick and the Company effective January 1, 2002
(incorporated by reference to exhibit 10.11 of Level 8’s Form 10-K filed April 1, 2002).*

10.13	Separation Agreement and Mutual Limited Release between Level 8 Systems, Inc. and Paul Rampel
(incorporated by reference to exhibit 10.1 of Level 8’s Form 8-K filed June 25, 2002).*

10.14	Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated (incorporated by reference to exhibit 10.2 to Level 8’s Registration Statement of Form S-1/A, filed September 22, 2000, File No.
333-44588).*

10.14A	Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit
10.9A to Level 8’s Form 10-K filed April 2, 2002).*

10.14B	Seventh Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (filed herewith).

10.15	Level 8’s February 2, 1995 Non-Qualified Option Plan (incorporated by reference to exhibit 10.1 to
Across Data Systems, Inc.’s (Level 8’s predecessor) Registration Statement on Form S-1, filed May 12,
1995, File No. 33-92230).*

10.16	Lease Agreement for Cary, N.C. offices, dated March 31, 1997, between Seer Technologies, Inc. and
Regency Park Corporation (incorporated by reference to exhibit 10.47 to Seer Technologies, Inc.’s
Quarterly Report on Form 10-Q for the period ended March 31, 1997, File No. 000-26194).

10.16A	Addendum #1 to the Lease Agreement for Cary, N.C. offices, dated July 6, 1998 (incorporated by reference to exhibit 10.58 to Seer Technology Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 000-26194).

10.16B	Amendment to Lease Agreement for Cary, N.C. offices, dated January 21, 1999 (incorporated by reference to exhibit 10.21A to Level 8’s Annual Report on Form 10-K for the fiscal year ended
December 31, 1998).

10.17	Lease Agreement for Cary, N.C. offices, dated November 7, 2003, between Level 8 Systems, Inc. and
Regency Park Corporation (filed herewith)

Exhibit
Number	Description

10.18	Office Lease Agreement, dated April 25, 1996, between Template Software, Inc. and Vintage Park Two
Limited Partnership (incorporated by reference to an exhibit to Template Software, Inc.’s Registration
Statement on Form S-1, File No. 333-17063).

10.18A	Amendment to Office Lease Agreement, dated August 18, 1997, between Template Software, Inc. and
Vintage Park Two Limited Partnership (incorporated by reference to an exhibit to Template Software,
Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 000-21921).

10.19	Lease Agreement, dated February 23, 2001, between Level 8 Systems, Inc. and Carnegie 214
Associates Limited Partnership (incorporated by reference to exhibit 10.15 to Level 8’s Annual Report on Form 10-K, filed March 29, 2001).

14.1	Code of Ethics (filed herewith).

16.1	Letter from Deloitte & Touche LLP regarding change of accountant (incorporated by reference to
Exhibit 16 to Level 8’s Current Report on Form 8-K, filed November 26, 2003).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Margolis & Company LLP (filed herewith).

23.2	Consent of Deloitte & Touche LLP (filed herewith).

99.1	Certification of Anthony C. Pizi Pursuant to 18 USC § 1350, as adopted pursuant to § 906 of the
Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of John P. Broderick Pursuant to 18 USC § 1350, as adopted pursuant to § 906 of the
Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 8 SYSTEMS, INC.

By:	/s/ Anthony C. Pizi

Anthony C. Pizi Chairman of the Board and Chief Executive Officer Date: March 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ Anthony C. Pizi	Chairman of the Board and Chief	March 30, 2004
Executive Officer (Principal Executive
Anthony C. Pizi	Officer)

/s/ John P. Broderick	Chief Financial and Operating Officer	March 30, 2004
(Principal Chief Accounting Officer)
John P. Broderick

/s/ Nicholas Hatalski	Director	March 30, 2004

Nicholas Hatalski

./s/ Bruce Hasenyager	Director	March 30, 2004

Bruce Hasenyager

/s/ Kenneth Neilsen	Director	March 30, 2004

Kenneth Neilsen

/s/ Jay Kingley	Director	March 30, 2004

Jay Kingley

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
Level 8 Systems, Inc.
Princeton, New Jersey

We have audited the accompanying consolidated balance sheet of Level 8 Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive loss for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Level 8 Systems, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Margolis & Company PC

Bala Cynwyd, PA
February 12, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Level 8 Systems, Inc.

Princeton, New Jersey

We have audited the accompanying consolidated balance sheet of Level 8 Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive loss for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Level 8 Systems, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 28, 2003

     LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$19	$199
Cash held in escrow	776	—
Assets of operations to be abandoned	149	453
Trade accounts receivable, net	12	1,291
Receivable from related party	—	73
Notes receivable, net	—	867
Prepaid expenses and other current assets	270	731

Total current assets	1,226	3,614
Property and equipment, net	26	162
Software product technology, net	4,063	7,996
Other assets	47	80

Total assets	$5,362	$11,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short term debt	$2,625	$2,893
Accounts payable	2,545	3,537
Accrued expenses:
Salaries, wages, and related items	508	107
Restructuring	—	772
Other	1,613	1,332
Liabilities of operations to be abandoned	451	916
Deferred revenue	39	311

Total current liabilities	7,781	9,868
Long-term debt	131	—
Warrant liability	198	331
Senior convertible redeemable preferred stock	3,355	—
Commitments and contingencies (Notes 19 and 20)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized.
Series A3 - 10,070 shares issued and 4,070 and 10,070 shares outstanding at December 31, 2003 and 2002, respectively, $1,000 per share liquidation preference (aggregate liquidation value
of $4,070)	—	—
Series B3 - 30,000 shares issued and outstanding, $1,000 per share liquidation preference
(aggregate liquidation value of $30,000)	—	—
Series C - 1,590 shares issued and 1,340 and 1,590 outstanding at December 31, 2003 and 2002, respectively, $1,000 per share liquidation preference (aggregate liquidation value of
$1,340)	—	—
Common stock, $0.001 par value, 85,000,000 and 60,000,000 shares authorized at December 31,
2003 and 2002, respectively; 26,645,062 and 19,202,763 issued and outstanding at December
31, 2003 and 2002, respectively	27	19
Additional paid-in-capital	206,149	202,916
Accumulated other comprehensive loss	(6)	(717)
Accumulated deficit	(212,273)	(200,565)

Total stockholders’ equity (deficit)	(6,103)	1,653

Total liabilities and stockholders’ equity (deficit)	$5,362	$11,852

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Revenue:
Software	$102	$1,491	$1,658
Maintenance	316	571	9,262
Services	112	1,039	6,437

Total operating revenue	530	3,101	17,357

Cost of revenue:
Software	4,152	7,396	14,800
Maintenance	373	181	3,249
Services	908	900	5,487

Total cost of revenue	5,433	8,477	23,536

Gross margin (loss)	(4,903)	(5,376)	(6,179)

Operating expenses:
Sales and marketing	1,680	2,808	11,042
Research and product development	1,017	1,902	5,365
General and administrative	2,558	3,935	9,630
Amortization of intangible assets	—	—	6,259
Impairment of intangible assets	—	—	7,929
(Gain)/loss on disposal of assets	415	461	(6,345)
Restructuring, net	(834)	1,300	8,650

Total operating expenses	4,836	10,406	42,530

Loss from operations	(9,739)	(15,782)	(48,709)

Other income (charges):
Interest income	33	180	820
Interest expense	(196)	(471)	(4,346)
Other-than-temporary decline in fair value of marketable securities	—	—	(3,845)
Change in fair value of warrant liability	133	2,947	(885)
Other expense	(105)	(171)	(594)

	(135)	2,485	(8,850)

Loss before provision for income taxes	(9,874)	(13,297)	(57,559)
Income tax provision (benefit)	—	(155)	501

Loss from continuing operations	(9,874)	(13,142)	(58,060)
Loss from discontinued operations	(132)	(5,040)	(47,075)

Net loss	($10,006)	($18,182)	($105,135)

Preferred dividends	—	—	926
Accretion of preferred stock and deemed dividends	1,702	995	—

Net loss applicable to common stockholders	($11,708)	($19,177)	($106,061)

Loss per share:
Loss from continuing operations - basic and diluted	($0.54)	($0.75)	($3.70)
Loss from discontinued operations - basic and diluted	—	(0.27)	(2.95)

Net loss applicable to common stockholders - basic and diluted	($0.54)	($1.02)	($6.65)

Weighted average common shares outstanding - basic and diluted	21,463	18,877	15,958

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2000	15,786	$16	42	$—	$196,944	$ (75,327)	$(3,903)	$117,730
Shares issued as compensation	369	—			1,199			1,199
Preferred stock dividend						(926)		(926)
Reclassification of warrant liability					(2,100)			(2,100)
Foreign currency translation adjustment							(287)	(287)
Reclassification of unrealized loss included in income-other than temporary decline							3,765)	3,765
Unrealized losses on marketable securities							(353)	(353)
Net loss						(105,135)		(105,135)

Balance at December 31, 2001	16,155	16	42	—	196,043	(181,388)	(778)	13,893
Shares issued as compensation	108	—			139			139
Shares issued in private placement of common stock	2,382	3			3,571			3,574
Shares issued for litigation settlement	142	—			270			270
Shares issued for Cicero license agreement	250	—			622			622
Shares forfeited for repayment of notes receivable	(15)	—			(21)			(21)
Shares issued in private placement of series C preferred		—	2		1,590			1,590

Conversion of preferred shares to common	181	—	(2)		—			—
Warrants issued for financing					373	(373)		—
Accretion of preferred stock					329	(329)		—
Deemed dividend						(293)		(293)
Foreign currency translation adjustment							61	61
Net loss						(18,182)		(18,182)

Balance at December 31, 2002	19,203	19	42	—	202,916	(200,565)	(717)	1,653
Conversion of preferred shares to common	1,378	1	(6)		—			1
Shares issued as compensation	95	—			48			48
Shares issued for bank guarantee	150	—			51			51
Exercises of stock options	27	—			6			6
Conversion of warrants	3,352	4			402			406
Conversion of senior convertible redeemable preferred stock	546	1			174			175
Accretion of preferred stock					640	(640)		—
Shares issued in private placement of common stock	1,894	2			850			852
Deemed dividend					1,062	(1,062)		—
Foreign currency translation adjustment							(6)	(6)
Reclassification of unrealized loss included in income							717	717
Net loss						(10,006)		(10,006)

Balance at December 31, 2003	26,645	$27	36	$—	$206,149	$(212,273)	$ (6)	$ (6,103)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended December 31,
	2003	2002	2001

Net loss	($10,006)	($18,182)	($105,135)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6)	(199)	(287)
Reclassification of accumulated foreign currency translation
adjustments for dissolved subsidiaries	—	260	—
Unrealized loss on available-for-sale securities	—	—	(353)
Reclassification of unrealized loss included in income - other
than temporary decline	717	—	3,765

Comprehensive loss	($9,295)	($18,121)	($102,010)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net loss	($10,006)	($18,182)	($105,135)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,116	8,042	27,758
Change in fair value of warrant liability	(133)	(2,947)	885
Stock compensation expense	48	139	1,199
Unrealized loss on marketable securities-other than temporary decline	—	—	3,845
Impairment of intangible assets and software product technology	993	—	46,923
Provision for doubtful accounts	(52)	(477)	3,812
(Gain) loss on disposal of assets	(23)	461	(6,346)
Other	—	98	(188)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	1,404	352	10,454
Assets and liabilities held for sale - systems integration	—	6,409	—
Assets and liabilities of operations to be abandoned	101	473	—
Due from Liraz	—	(56)	(3)
Prepaid expenses and other assets	420	803	834
Accounts payable and accrued expenses	(351)	(2,181)	(5,284)
Merger-related and restructuring	—	—	952
Deferred revenue	(273)	(122)	657

Net cash (used in) operating activities	(4,756)	(7,188)	(19,637)

Cash flows from investing activities:
Proceeds from sale of available for sale securities	—	175	—
Purchases of property and equipment	(36)	(11)	(198)
Cash payments secured through notes receivable	—	—	(77)
Repayment of note receivable	867	2,460	675
Cash received from sale of property	—	—	2,236
Cash received from sale of line of business assets	—	1,300	19,900
Additions to software product technology	—	—	(2,310)

Net cash provided by investing activities	831	3,924	20,226

Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	859	1,974	—
Proceeds from issuance of preferred shares, net of issuance costs	—	1,380	—
Proceeds from issuance of convertible redeemable stock, less escrow of $776	2,754	—	—
Proceeds from exercise of warrants	406	—	—
Dividends paid for preferred shares	—	—	(1,345)
Bank note guarantee		—	1,600
Payments under capital lease obligations and other liabilities	—	—	(133)
Net borrowings on line of credit	—	—	245
Borrowings under credit facility, term loans and notes payable	980	381	—
Repayments of term loans, credit facility and notes payable	(1,248)	(583)	(24,000)

Net cash provided by (used in) financing activities	3,751	3,152	(23,633)

Effect of exchange rate changes on cash	(6)	(199)	(302)

Net (decrease) in cash and cash equivalents	(180)	(311)	(23,346)
Cash and cash equivalents at beginning of year	199	510	23,856

Cash and cash equivalents at end of year	$19	$199	$510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunds) during the year for:
Income taxes	($18)	$117	$280

Interest	$218	$274	$1,339

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollar amounts in thousands, except share and per share amounts)

Non-Cash Investing and Financing Activities

2003

During 2003, the Company issued 161,438 shares of common stock to vendors for outstanding liabilities valued at $73. Of this total, 66,667 shares or $25, were issued as part of the 1,894,444 shares issued in the October 2003 private placement.

In November 2003, the Company issued 150,000 shares of common stock to a designated subsidiary of Liraz Systems Ltd. as compensation for extension of a bank debt guarantee valued at $51.

During 2003, the Company issued 546,875 shares of Level 8 Systems common stock upon conversion of 175 shares of Series D Convertible Redeemable Preferred Stock.

In October 2003, the Company issued 3,048,782 warrants to holders of the Series A3 Convertible Redeemable Preferred Stock and Series B3 Convertible Redeemable Preferred Stock under an existing agreement and in consideration for the waiver of certain price protection anti-dilution provisions of the Series A3 Preferred Stock and Series B3 Preferred Stock agreements. The warrants have a strike price of $0.40 valued at $1,062. (See Note 11.)

In April 2003, the Company agreed to exchange the warrants issued in the January 2002 private placement priced at $2.50 each for new warrants priced at $0.60 each and has extended the expiration date to until March 2007. This exchange was made as a result of a waiver by such warrant holders of certain terms and conditions that would trigger payments by the Company if the Company did not keep such shares registered under the Securities Act of 1933, as amended.

2002

During 2002, the Company issued 109,672 shares of common stock to employees for retention bonuses and severance. The bonus was valued at $92. (See Note 11.)

In January 2002, the Company extended the exclusive, perpetual license to develop and sell the Cicero application integration software and obtain ownership of the registered trademark from Merrill Lynch in exchange for 250,000 shares of common stock. Total consideration was valued at $622. (See Note 6.)

In June 2002, the Company issued 141,658 shares of common stock to a former reseller of the Company as part of a settlement agreement. The settlement agreement was valued at $270.

In August 2002, as part of the Series C Convertible Redeemable Preferred Stock offering, (“Series C Preferred Stock”) the Company exchanged approximately $150 of indebtedness to Anthony Pizi, the Chairman of the Company, for Series C Preferred Stock.

In August 2002, the Company completed an exchange of 11,570 shares of Series A1 Convertible Redeemable Preferred Stock (“Series A1 Preferred Stock”) and 30,000 shares of Series B1 Convertible Redeemable Preferred Stock (“Series B1 Preferred Stock”) for 11,570 shares of Series A2 Convertible Preferred Stock (“Series A2 Preferred Stock”) and 30,000 shares of Series B2 Convertible Preferred Stock (“Series B2 Preferred Stock”), respectively. (See Note 11.)

In October 2002, the Company completed an exchange of all of the outstanding shares of Series A2 Convertible Redeemable Preferred Stock (“Series A2 Preferred Stock”) and Series B2 Convertible Redeemable Preferred Stock (“Series B2 Preferred Stock”) and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock (“Series A3 Preferred Stock”) and Series B3 Convertible Redeemable Preferred Stock (“Series B3 Preferred Stock”) and related warrants. This exchange was affected to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants. (See Note 11.)

In December 2002, the Company issued 1,462,801 warrants to holders of the Series A3 Convertible Redeemable Preferred Stock and Series B3 Convertible Redeemable Preferred Stock under an existing agreement and in consideration for the waiver of certain price protection anti-dilution provisions of the Series A3 Preferred Stock and Series B3 Preferred Stock agreements. The warrants have a strike price of $0.40. (See Note 11.)

In December 2002, the Company received $744 and $617 in notes receivable related to the sale of assets related to Systems Integration segment products. (See Note 2.)

2001

During 2001, the Company issued 369,591 shares of common stock to employees for retention bonuses, severance and consulting. These amounts were valued at $1,199. (See Note 11.)

In September and October 2001, the Company received $400 and $1,000 in notes receivable related to the sale of Message Queuing/XIPC and AppBuilder assets, respectively. (See Note 2.)

During 2001, the Company recorded a $3,765 unrealized loss on marketable securities related to an other-than-temporary decline in fair value.

During 2001, the Company performed consulting services valued at $750 in exchange for common shares of a strategic partner.

In September 2001, the Company retired a note receivable from a related party, (director and officer) totaling $495 in exchange for the forfeiture of certain retirement benefits.

On October 16, 2001, the Company completed an exchange of 11,570 shares of Series A 4% Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and 30,000 shares of Series B 4% Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) for 11,570 shares of Series A1 Preferred Stock and 30,000 shares of Series B1 Preferred Stock, respectively. (See Note 11.)

LEVEL 8 SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

NOTE 1.	SUMMARY OF OPERATIONS, SIGNIGICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Level 8 Systems, Inc. (“Level 8”or the “Company”) is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop. Business integration software addresses the emerging need for a company’s information systems to deliver enterprise-wide views of the company’s business information processes.

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $10,006 for the year ended December 31, 2003 and has experienced negative cash flows from operations for each of the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, the Company had a working capital deficiency of approximately $6555. The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero-related product line and continues to negotiate with significant customers that have begun or finalized the “proof of concept” stage with the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources, although the Company has not experienced significant success to date with this approach. In January 2004, the Company completed a private placement of its common stock wherein it raised approximately $1,247 of new capital. Management expects that it will be able to raise additional capital and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management’s plan will be executed as anticipated.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. See Note 2 regarding the sales of subsidiaries. All of the Company’s subsidiaries are wholly-owned for the periods presented.

All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates:

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

Financial Instruments:

The carrying amount of the Company’s financial instruments, representing accounts receivable, notes receivable, accounts payable and debt approximate their fair value.

Foreign Currency Translation:

The assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the current exchange rate as of the balance sheet date. The resulting translation adjustment is recorded in other comprehensive income as a component of stockholders’ equity. Statements of operations items are translated at average rates of exchange during each reporting period.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Cash and Cash Equivalents:

Cash and cash equivalents include all cash balances and highly liquid investments with maturity of three months or less from the date of purchase. For these instruments, the carrying amount is considered to be a reasonable estimate of fair value. The Company places substantially all cash and cash equivalents with various financial institutions in both the United States and several foreign countries. At times, such cash and cash equivalents in the United States may be in excess of FDIC insurance limits.

Property and Equipment:

Property and equipment purchased in the normal course of business is stated at cost, and property and equipment acquired in business combinations is stated at its fair market value at the acquisition date. All property and equipment is depreciated using the straight-line method over estimated useful lives.

Expenditures for repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of property and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

Software Development Costs:

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

Additionally, the Company has recorded software development costs for its purchases of developed technology through acquisitions. (See Note 6.)

Capitalized software costs are amortized over related sales on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product. (See Note 6.)

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

Long-Lived Assets:

The Company reviews the recoverability of long-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. Effective January 1, 2002, the Company accounts for impairments under the Financial Accounting Standards Board (“FSAB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” which was superceded by SFAS No. 144. During 2003, the Company recorded impairments associated with its Cicero technology. During 2002, the Company recorded impairments associated with the sale of the Geneva and Star SQL and CTRC operations. (See Note 6.)

Revenue Recognition:

The Company recognizes license revenue from end-users and third party resellers in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, “Software Revenue Recognition,” with Respect to Certain Transactions”. The Company reviews each contract to identify elements included in the software arrangement. SOP 97-2 and SOP 98-9 require that an entity recognize revenue for multiple element arrangements by means of the “residual method” when (1) there is vendor-specific objective evidence (“VSOE”) of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. VSOE of the fair value of undelivered elements is established on the price charged for that element when sold separately. Software customers are given no rights of return and a short-term warranty that the products will comply with the written documentation. The Company has not experienced any product warranty returns.

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

Cost of Revenue:

The primary components of the Company’s cost of revenue for its software products are software amortization on internally developed and acquired technology, royalties on certain products, and packaging and distribution costs. The primary component of the Company’s cost of revenue for maintenance and services is compensation expense.

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $9, $53, and $1,198 for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred.

Income Taxes:

The Company uses SFAS No. 109, “Accounting for Income Taxes”, to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is “more likely than not”that recorded deferred tax assets will not be realized. (See Note 9.)

Discontinued Operations:

During the third quarter of 2002, the Company made a decision to dispose of the Systems Integration segment and entered into negotiations with potential buyers. The Systems Integration segment qualified for treatment as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the Company reclassified the results of operations for the Systems Integration segment in 2002 and 2001 to “loss from discontinued operations” in the Consolidated Statements of Operations. The Consolidated Statements of Cash Flows for 2001 has not been restated to reflect the discontinued operations as the information is not available and is impractical to obtain. The sale of the Systems Integration segment was completed in December 2002. (See Note 2.)

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2003, 2002, and 2001, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2003	2002	2001

Stock options	5,625,878	3,834,379	4,366,153
Warrants	10,926,706	5,315,939	2,568,634
Preferred stock	16,893,174	7,812,464	3,782,519

	33,445,758	16,962,782	10,717,306

In 2003 and 2002, no dividends were declared on preferred stock. In 2001, dividends totaled $926, and were included in the loss per share calculations.

Stock-Based Compensation:

The Company has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and has applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method required by SFAS No. 123, the Company’s net loss and diluted net loss per common share would have been the pro forma amounts indicated below.

	Years ended December 31,
	2003	2002	2001

Net loss applicable to common stockholders, as reported	($11,708)	$(19,177)	($106,061)
Less: Total stock-based employee compensation expense under
fair value based method for all awards, net of related tax effects	(1,016)	(3,387)	(2,735)

Pro forma loss applicable to common stockholders	($12,724)	($22,564)	($108,796)

Loss per share:
Basic and diluted, as reported	$(0.54)	$(1.02)	$(6.65)
Basic and diluted, pro forma	$(0.59)	$(1.20)	$(6.82)

The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2003	2002	2001

Expected life (in years)	8.33 years	10 years	5 years
Expected volatility	126%	96%	90%
Risk free interest rate	4.00%	4.25%	4.50%
Expected dividend yield	0%	0%	0%

Warrants Liability:

The Company has issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants are accounted for as a liability and are re-measured through the Consolidated Statements of Operations at each balance sheet date.

Reclassifications:

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on previously reported net income or stockholder’s equity.

Recent Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46 or FIN 46“Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003.

FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company’s consolidated financial position or results of operations might be materially impacted.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on our results of operations and financial condition.

NOTE 2. DISPOSITIONS

Sale of Geneva:

Effective October 1, 2002, the Company sold its Systems Integration software business to EM Software Solutions, Inc. Under the terms of the agreement, EM Solutions acquired all rights, title and interest to the Geneva Enterprise Integrator and Geneva Business Process Automator products along with certain receivables, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The Company had identified these assets as being held for sale during the third quarter of 2002 and, as such, reclassified the results of operations to “income/loss from discontinued operations”. The Company received total proceeds of $1,637; $276 in cash, a short-term note in the amount of $744 and a five-year note payable monthly in the aggregate amount of $617. The short-term note was due by February 13, 2003 and was repaid subsequent to December 31, 2002. The five-year note was recorded net of an allowance of $494. The carrying value of the assets sold was approximately $374 resulting in a loss on the disposal of discontinued operations of $769. Revenues for the Systems Integration segment were $3,700 in 2002 and $5,700 in 2001. (See Note 6.)

Sale of Star SQL and CTRC:

In June 2002, the Company entered into an Asset Purchase Agreement with StarQuest Ventures, Inc., a California company and an affiliate of Paul Rampel, a former member of the Board of Directors of Level 8 Systems and a former executive officer. Under the terms of the Asset Purchase Agreement, Level 8 sold its Star SQL and CTRC products and certain fixed assets to StarQuest Ventures for $365 and the assumption of certain maintenance liabilities. The Company received $300 in cash and a note receivable of $65. The loss on sale of the assets was $74. The Company used $150 from the proceeds to repay borrowings from Mr. Rampel.

Sale of AppBuilder Assets:

On October 1, 2001, the Company sold its Geneva AppBuilder software business to BluePhoenix Solutions, a wholly owned subsidiary of Liraz Systems Ltd. Under the terms of the agreement, the Company sold the rights, title and interest in the AppBuilder product and certain receivables, unbilled, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The AppBuilder product accounted for approximately 99% of total revenues for the year and approximately 85% of total revenues within the messaging and application engineering segment. The Company received total proceeds of $20,350; $19,000 in cash, a note receivable for $1,000 due February 2002 and a cash payment for the net assets. The carrying value of the net assets sold was approximately $15,450. The resulting gain of approximately $4,900 was recorded in the gain on disposal of asset. The Company subsequently repaid $22,000 of its short-term debt using the proceeds received and cash on hand. In March 2002, the $1,000 note was repaid with cash of $825 and settlement of other liabilities. At December 31, 2001, the $1,000 note was recorded as note receivable from related party and $863, including $57 classified as assets to be abandoned, was recorded as a receivable from a related party representing amounts due to the Company from BluePhoenix Solutions for the net asset amount noted above and the reimbursement for certain general and administrative expenses performed by the Company.

Sale of Message Queuing and XIPC Assets:

Also during the quarter ended September 30, 2001, the Company sold two of its messaging products – Geneva Message Queuing and Geneva XIPC to Envoy Technologies, Inc. Under the terms of the agreement, Envoy acquired all rights, title and interest to the products along with all customer and maintenance contracts. The Company retained all accounts receivable, received $50 in cash and a note receivable for $400. The resulting gain of $342 has been recorded in the gain on disposal of assets.

Assets and Liabilities to be Abandoned:

At December 31, 2002, the Company had made the decision to close its remaining foreign subsidiaries.

In December 2002, the Company received notification of the finalization of the bankruptcy proceeding in France and recorded a gain on the closure of the subsidiary of $332 in Gain (loss) on disposal of assets.

In March 2003, the Company received notification of the finalization of the bankruptcy proceeding in the United Kingdom and recorded a gain on the closure of the subsidiary of $216 in Gain (loss) on disposal of assets.

In December 2003, the Company received notification of the liquidation of the Denmark subsidiary and the Company recorded a gain on the closure of the subsidiary of $62 in Gain (loss) on disposal of assets.

NOTE 3. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31:

	2003	2002

Current trade accounts receivable	$20	$1,434
Less: allowance for doubtful accounts	(8)	(143)

	$12	$1,291

Approximately $0 and $9 of current trade receivables were unbilled at December 31, 2003 and 2002, respectively.

The (credit) provision for uncollectible amounts was ($623), ($477) and $3,812 for the years ended December 31, 2003, 2002 and 2001 respectively. Write-offs (net of recoveries) of accounts receivable were ($488), ($437) and $6,047 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in the write-offs for 2001 was approximately $3,800 from one customer who filed for Chapter 11 Protection under the U.S. Bankruptcy laws.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31:

	2003	2002

Computer equipment	$242	$206
Furniture and fixtures	8	8
Office equipment	138	138

	388	352
Less: accumulated depreciation and amortization	(362)	(190)

	$26	$162

Depreciation and amortization expense of property and equipment was $167, $402 and $945 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 5. NOTES RECEIVABLE

As discussed in Note 2, in 2002 the Company disposed of the remaining assets of the Systems Integration segment through a sale to EM Software Solutions, Inc. As part of the proceeds, the Company received two notes receivable from the purchaser. The first note was due on February 13, 2003 in the amount of $744 and bore interest at prime plus 2.25%. This note was repaid in February 2003. The second note was in the principal amount of $617 and bears interest at prime plus 1%. Principal and interest is payable monthly and the note matures in 2007. Due to the uncertainty of the collection of the note at the time, the Company recorded the note net of an allowance of $494.

As more fully discussed in Note 20, the Company had been party to litigation for breach of a real estate lease. That case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable due from EM Software Solutions, with recourse equal to the unpaid portion of the Note should the Note obligor default on future payments. The principal balance outstanding on the Note at the time of assignment was $545. The Company assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and has recognized a long-term liability in the amount of $131. In addition, the Company wrote off the unreserved portion of the Note or $51.

In conjunction with the sale of Profit Key on April 6, 1998, the Company received a note receivable from the purchaser for $2,000. The remaining balance on the note totaled $1,000 and was due in equal annual installments beginning on March 31, 2001. The note bore interest at 9% per annum. In 2002, the Company sold its remaining interest in the note to a group of investors including Nicholas Hatalski and Paul Rampel, both members of the Company’s Board of Directors at the time, and Anthony Pizi, the Company’s Chairman for $400, and recorded a loss on the sale of $100.

NOTE 6. SOFTWARE PRODUCT TECHNOLOGY

As of December 31, 2003, all of the Company’s software product technology relates to the Cicero technology. Effective July 2002, the Company determined that the estimated asset life of the Cicero technology has been extended as a result of the January 2002 amended license agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) wherein the exclusive right to modify, commercialize, and distribute the technology was extended in perpetuity. Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years. The effect of the change in the estimated life resulted in a reduction of $4,608 and $2,407 of amortization expense for the years ended December 31, 2003 and 2002, respectively. The impact on the net loss applicable to common stockholders – basic and diluted was $(0.21) per share for December 31, 2003 and $(0.13) per share for December 31, 2002.

In accordance with FASB 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, the Company completed an assessment of the recoverability of the Cicero product technology as of September 30, 2003 and again at December 31, 2003. This assessment was completed due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the past twelve months. Currently, the Company is in negotiations with numerous customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations have been in process for several months and expected completion of the transactions has been delayed, the Company has reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company has impaired the unamortized book value of the technology in excess of the expected net realizable value as of December 31, 2003. This impairment charge, in the amount of $993, has been recorded in cost of software revenue.

During the third quarter of 2001, the Company reduced its carrying value by $3,070 of the capitalized software cost recorded as part of the StarQuest acquisition to its fair value based upon an evaluation of its net realizable value. In May 2002, based upon the potential sale of the assets to a third party, the Company determined that an additional impairment had occurred in the amount of $1,564, which was recorded as software amortization. The Company has been assessing its assets to determine which assets if any are to be considered non-strategic and, in May 2002, the Company received an unsolicited offer to purchase the Star/SQL and CTRC products. In June 2002, the Company sold the Star/SQL and CTRC asset. (See Note 2.)

During the years ended December 31, 2003, 2002 and 2001, the Company recognized $3,933 of which $993 is an impairment charge, and $7,375 and $11,600, respectively, of expense related to the amortization of these costs, which is recorded as cost of software revenue in the consolidated statements of operations. Accumulated amortization of capitalized software costs was $20,436 and $16,503 at December 31, 2003 and 2002, respectively.

NOTE 7.   IDENTIFIABLE AND UNIDENTIABLE INTANGIBLE ASSETS

Identifiable and unidentifiable intangible assets primarily included goodwill, existing customer base, assembled workforce and trademarks recorded in connection with the Company’s previous acquisitions. At December 31, 2003 and 2002, the Company had no identifiable and unidentifiable intangible assets. Pro forma net loss applicable to common stockholders as if the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, had been adopted for the year ended December 31, 2001 would have been ($98,023).

Sale of Seer Technologies Assets (AppBuilder):

As described in Note 2, Sale of AppBuilder Assets, the Company sold the intangible assets acquired from Seer Technologies to BluePhoenix Solutions (a wholly-owned subsidiary of Liraz Systems Ltd.) in October 2001, which resulted in a net reduction of $11,052 in intangible assets.

Asset Impairments:

During the quarter ended September 30, 2001, the Company was notified by one of its resellers that they would no longer engage in re-sales of the Company’s CTRC products acquired from StarQuest. This reseller accounted for substantially all of the product sales and as a result, the Company performed an assessment of the recoverability of the Message Application Engineering Segment. The results of the Company’s analysis of undiscounted cash flows indicated that an impairment had occurred. The Company estimated the fair market value of the related assets through a discounted future cash flow valuation technique. The results of this analysis indicated that the carrying value of these intangible assets exceeded their fair market values. The Company has reduced the carrying value of these intangible assets by approximately $10,999 as of September 30, 2001, of which $3,070 was recorded as software amortization costs. (See Note 6.)

NOTE 8.   SHORT TERM DEBT

Short-term debt was composed of the following at December 31:

	2003	2002

Term loan (a)	$1,971	$2,512
Note payable; related party (b)	85	—
Notes payable (c)	444	381
Short term convertible note (d)	125	—

	$2,625	$2,893

(a)	The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 2.13% at December 31, 2003). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matures on November 8, 2004. (See Note 16.)

(b)	In December 2003, the Company entered into a promissory note with the Company’s Chairman. The Note bears interest at 12% per annum.
(c)	The Company is attempting to secure a revolving credit facility and on an interim basis and from time to time has issued a series of short term promissory notes with private lenders, which provides for short term borrowings both unsecured and secured by accounts receivable. The Notes bear interest at 12% per annum.

(d)	In December 2003, the Company entered into a promissory note with a private lender. The Note bears interest at 12% per annum and allows for the conversion of the principal amount due into common stock of the Company. The Note is convertible at $0.28 per share.

NOTE 9. INCOME TAXES

Income tax expense were composed of the following for the years ended December 31:

	2003	2002	2001

Federal – current	$—	$—	$ —
State and local – current	—	—	—

Foreign taxes (benefit) and withholdings	—	(155)	501

Current taxes	—	(155)	501

Federal – deferred	—	—	—
State and local – deferred	—	—	—

Deferred taxes	—	—	—

Total income tax provision (benefit)	$—	$(155)	$501

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31:

	2003	2002	2001

Expected income tax benefit at statutory rate (34%)	$(3,402)	$(6,235)	$(35,200)
State taxes, net of federal tax benefit	(405)	(358)	(5,158)
Effect of foreign operations including withholding taxes	(31)	(68)	801
Effect of change in valuation allowance	3,769	6,362	37,076
Amortization and write-off of non-deductible goodwill	—	—	1,906
Non-deductible expenses	69	144	1,076

Total	$—	$(155)	$501

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2003	2002

Current assets:
Allowance for doubtful accounts	$85	$41
Accrued expenses, non-tax deductible	200	200
Noncurrent assets:
Loss carry forwards	74,517	71,448
Depreciation and amortization	5,709	4,486

	80,511	76,175

Less: valuation allowance	(80,511)	(76,175)

	$—	$—

At December 31, 2003, the Company had net operating loss carryforwards of approximately $186,293, which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2023. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177.

The undistributed earnings of certain foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to reinvest such undistributed earnings indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2003 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 10. SENIOR CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 19, 2003, the Company completed a $3,500 private placement of Series D Convertible Preferred Stock (“Series D Preferred Stock”), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share (“Series D-1 Warrants”). On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise (“Series D-2 Warrants”). The Series D-2 Warrants became exercisable on November 1, 2003, because the Company failed to report $6,000 in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in an allocation of $2,890 to the Series D Preferred Stock and $640 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement require that the Company place $1,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. The Company and the lead investor have mutually agreed to extend the escrow release provisions until April 15, 2004.

Another condition of the financing requires the Company to place an additional $1,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch, providing for the sale of all right, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero was not consummated by May 18, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium. During the second quarter, $390 of escrowed funds was released. In addition, the Company and the lead investor agreed to extend the escrow release provisions until the end of July 2003 when all remaining escrow monies were released to the Company.

NOTE 11. STOCKHOLDERS’ EQUITY

Common Stock:

In October 2003, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell 1,894,444 shares of its common stock and issue 473,611 warrants to purchase the Company’s common stock at a price of $0.45 per share for a total of $853 in proceeds. This offering closed on October 15, 2003. The warrants expire in three years from the date of grant. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

In January 2002, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to 3,000,000 shares of its common stock and warrants. The common stock was valued at $1.50 per share and warrants to purchase additional shares were issued with an exercise price of $2.75 per share. This offering closed on January 16, 2002. Of the 3,000,000 shares, the Company sold 2,381,952 shares of common stock for a total of $3,574 and granted 476,396 warrants to purchase the Company’s common stock at an exercise price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company’s common stock exceeds $5.50 per share. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. Under this Private Placement, the Company had agreed to certain terms and conditions that would trigger payments by the Company if the Company did not keep such shares registered under the Securities Act of 1933, as amended. In April 2003, in exchange for a waiver of such provisions the Company agreed to exchange the warrants from the January 2002 Private Placement priced at $2.50 for new warrants priced at $0.60 and has extended the expiration date until March 2007. Each participant is required to execute a waiver prior to receiving the repriced warrants.

Stock Grants:

During 2002, the Company issued 109,672 shares of common stock to employees for retention bonuses and severance. The grants represented compensation for services previously performed and were valued and recorded based on the fair market value of the stock on the date of grant, which totaled $92. During 2003, no stock awards were made to employees.

Stock Options:

The Company maintains two stock option plans, the 1995 and 1997 Stock Incentive Plans, which permit the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. In July 2003, stockholders approved a proposal to increase the number of shares reserved within these plans to a combined total of 10,900,000 shares of common stock for issuance upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. The Company also has a stock incentive plan for outside directors and the Company has set aside 120,000 shares of common stock for issuance under this plan.

Under the terms of the Plans, the exercise price of the incentive stock options may not be less than the fair market value of the stock on the date of the award and the options are exercisable for a period not to exceed ten years from date of grant. Stock appreciation rights entitle the recipients to receive the excess of the fair market value of the Company’s stock on the exercise date, as determined by the Board of Directors, over the fair market value on the date of grant. Performance shares entitle recipients to acquire Company stock upon the attainment of specific performance goals set by the Board of Directors. Restricted stock entitles recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period. The Board may also grant unrestricted stock to participants at a cost not less than 85% of fair market value on the date of sale. Options granted vest at varying periods up to five years and expire in ten years.

Activity for stock options issued under these plans for the fiscal years ending December 31, 2003, 2002 and 2001 was as follows:

			Weighted
		Option Price	Average
	Plan Activity	Per Share	Exercise Price

Balance at December 31, 2000	3,857,517	1.37-39.31	15.83

Granted	3,037,581	1.74 – 6.13	3.60
Forfeited	(2,528,945)	1.37 – 39.31	16.38

Balance at December 31, 2001	4,366,153	1.37 – 39.31	6.92

Granted	1,942,242	0.34 - 1.70	0.58
Forfeited	(2,474,016)	0.39-39.31	6.76

Balance at December 31, 2002	3,834,379	0.34-39.31	3.81

Granted	2,566,126	0.22 - 0.57	0.24
Exercised	(121,434)	0.22 - 0.22	0.22
Forfeited	(653,193)	0.22- 39.31	2.60

Balance at December 31, 2003…	5,625,878	0.20-39.31	2.43

The weighted average grant date fair value of options issued during the years ended December 31, 2003, 2002, and 2001 was equal to $0.24, $0.58, and $2.59 per share, respectively. There were no option grants issued below fair market value during 2003, 2002 or 2001.

At December 31, 2003, 2002 and 2001, options to purchase approximately 2,770,126, 1,409,461, and 1,313,826 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.22 to $39.32. The following table summarizes information about stock options outstanding at December 31, 2003:

		REMAINING
		CONTRACTUAL		WEIGHTED
		LIFE FOR		AVERAGE
EXERCISE	NUMBER	OPTIONS	NUMBER	EXERCISE
PRICE	OUTSTANDING	OUTSTANDING	EXERCISABLE	PRICE

$ 0.22 - 3.93	4,514,878	8.8	1,870,153	$0.62
3.94 -7.86	846,650	5.4	635,623	6.27
7.87-11.79	93,650	4.3	93,650	8.92
11.80-15.72	40,000	0.5	40,000	12.29
15.73-19.66	7,500	6.6	7,500	18.81
19.67-23.59	3,000	6.5	3,000	20.00
23.60-27.52	0	0.0	0	0.00
27.53-31.45	3,000	6.0	3,000	30.25
31.46-35.38	0	0.0	0	0.00
35.39-39.32	117,200	1.0	117,200	38.03

	5,625,878	8.0	2,770,126	$4.05

Preferred Stock:

In connection with the sale of Series D Preferred Stock, the holders of the Company’s Series A3 Preferred Stock and Series B3 Preferred Stock (collectively, the “Existing Preferred Stockholders”), entered into an agreement whereby the Existing Preferred Stockholders have agreed to waive certain applicable price protection anti-dilution provisions. Under the terms of the waiver agreement, the Company is also permitted to issue equity securities representing aggregate proceeds of up to an additional $4,900 following the sale of the Series D Preferred Stock. Additionally, the Existing Preferred Stockholders have also agreed to a limited lock-up restricting their ability to sell common stock issuable upon conversion of their preferred stock and warrants and to waive the accrual of any dividends that may otherwise be payable as a result of the Company’s delisting from Nasdaq. As consideration for the waiver agreement, the Company has agreed to issue on a pro rata basis up to 1,000 warrants to all the Existing Preferred Stockholders on a pro rata basis at such time and from time to time as the Company closes financing transactions that represent proceeds in excess of $2,900, excluding the proceeds from the Series D Preferred Stock transaction. Such warrants will have an exercise price that is the greater of $0.40 or the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s financing or loan transaction that exceeds the $2,900 threshold.

On August 14, 2002, the Company completed a $1,600 private placement of Series C Convertible Preferred Stock (“Series C Preferred Stock”), convertible at a conversion ratio of $0.38 per share of common stock into an aggregate of 4,184,211 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 1,046,053 shares of common stock at an exercise price of $0.38 per share. As consideration for the $1,600 private placement, the Company received approximately $1,400 in cash and allowed certain debt holders to convert approximately $150 of debt and $50 accounts payable to equity. The Chairman and CEO of the Company, Anthony Pizi, converted $150 of debt owed to him into shares of Series C Preferred Stock and warrants. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. The Company allocated the proceeds received from the sale of the Series C Preferred Stock and warrants to the preferred stock and the detachable warrants on a relative fair value basis, resulting in the allocation $1,271 to the Series C Preferred Stock and $329 to the detachable warrants. Based on the allocation of the proceeds, the Company determined that the effective conversion price of the Series C Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $329 based on the difference between the fair market value of the Company’s common stock on the closing date of the transaction and the effective conversion price of the Series C Preferred Stock. The beneficial conversion feature was recorded as a discount on the value of the Series C Preferred Stock and an increase in additional paid-in capital. Because the Series C Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

In connection with the sale of Series C Preferred Stock, the Company agreed with the existing holders of its Series A1 Convertible Preferred Stock (the “Series A1 Preferred Stock”) and the Series B1 Convertible Preferred Stock (the “Series B1 Preferred Stock”), in exchange for their waiver of certain anti-dilution provisions, to reprice an aggregate of 1,801,022 warrants to purchase common stock from an exercise price of $1.77 to $0.38. The Company entered into an Exchange Agreement with such holders providing for the issuance of 11,570 shares of Series A2 Convertible Preferred Stock (“Series A2 Preferred Stock”) and 30,000 Series B2 Convertible Preferred Stock (“Series B2 Preferred Stock”), respectively. Series A2 Preferred Stock and Series B2 Preferred Stock are convertible into an aggregate of 1,388,456 and 2,394,063 shares of the Company’s common stock at $8.33 and $12.53 per share, respectively. The exchange is being undertaken in consideration of the temporary release of the anti-dilution provisions of the Series A1 Preferred Stockholders and Series B1 Preferred Stockholders. Based on a valuation performed by an independent valuation firm, the Company recorded a deemed dividend of $293, to reflect the increase in the fair value of the preferred stock and warrants as a result of the exchange. (See “Stock Warrants” for fair value assumptions.) The dividend increased the fair value of the warrant liability. As of December 31, 2003, no warrants had been exercised.

On October 25, 2002, the Company effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock (“Series A2 Preferred Stock”) and Series B2 Convertible Redeemable Preferred Stock (“Series B2 Preferred Stock”) and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock (“Series A3 Preferred Stock”) and Series B3 Convertible Redeemable Preferred Stock (“Series B3 Preferred Stock”) and related warrants. This exchange was made to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.33 and $12.53, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock (“Series A3 Warrants”) was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock (“Series B3 Warrants”) was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company’s Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company’s Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its common stock. The Company may cause the redemption of the Series A3 Preferred Stock warrants and the Series B3 Preferred Stock warrants for $.0001 at any time if the closing price of the Company’s common stock over 20 consecutive trading days is greater than $5.00 and $7.50 per share, respectively. The holders of the Series A3 and Series B3 Warrants may cause the warrants to be redeemed for cash at the difference between the exercise price and the fair market value immediately preceding a redemption event as defined in the contract. As such, the fair value of the warrants at issuance has been classified as a warrant liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. As of December 31, 2003, no warrants have been exercised and the fair value of the liability is $198.

Under the terms of the agreement, the Company is authorized to issue equity securities in a single or series of financing transactions representing aggregate gross proceeds to the Company of approximately $5,000, or up to an aggregate 17,500 shares of common stock, without triggering the price-protection anti-dilution provisions in the Series A3 Preferred Stock and B3 Preferred Stock and related warrants. In exchange for the waiver of these price-protection anti-dilution provisions, the Company repriced the warrants as described above and have agreed to issue on a pro rata basis up to 4,600 warrants to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock at such time and from time to time as the Company closes subsequent financing transactions up to the $5,000 issuance cap or the 17,500 share issuance cap. As a result of the Series C Preferred Stock financing, which represented approximately $1,600 of the Company’s $5,000 in allowable equity issuances, the Company is obligated to issue an aggregate of 1,462,801 warrants at an exercise price of $0.40 per share to the existing preferred stockholders. The warrants were issued on December 31, 2002 and had a fair value of $373, which was recorded as a dividend to, Preferred stockholders. As a result of the Series D preferred Stock financing which represented approximately $3,500 against the allowable equity issuances, the Company was obligated to issue an aggregate of 3,048,782 warrants at an exercise price of $0.40 per share to the existing Series A3 and Series B3 preferred shareholders. The warrants were issued on October 8, 2003 and had a fair value of $1,062, which was recorded as a deemed dividend to preferred stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing preferred stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s subsequent financing or loan transaction or $0.40, whichever is greater. These warrants are not classified as a liability under EITF 00-19.

During 2003 and 2002 there were 6,250 shares of preferred stock converted into 1,377,921 shares of the Company’s common stock and 1,500 shares of preferred stock converted into 180,007 shares of the Company’s common stock, respectively. There were 4,070 shares of the Series A3 Preferred Stock and 30,000 shares of Series B3 Preferred Stock, 1,340 shares of Series C Preferred Stock, and 3,355 shares of Series D Preferred Stock outstanding at December 31, 2003.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model. Warrants granted in 2003, 2002, and 2001were valued using the following assumptions:

	Expected		Risk Free		Fair Value of
	Life in	Expected	Interest	Expected	Common
	Years	Volatility	Rate	Dividend	Stock

December 2000 Commercial Lender Warrants	4	87%	5%	None	$6.19
Preferred Series A3 and B3 Warrants	4	107.5%	4%	None	$1.89
2002-2003 Financing Warrants	5	97%	2%	None	$0.40
Preferred Series C Warrants	5	117%	3%	None	$0.38
Preferred Series D-1 Warrants	5	117%	3%	None	$0.07
Preferred Series D-2 Warrants	5	102%	3%	None	$0.20
Private Placement	3	102%	3%	None	$0.45

During December 2000, the Company issued a commercial lender rights to purchase up to 172,751 shares of the Company’s common stock at an exercise price of $4.34 in connection with a new credit facility. The warrants were valued at $775 or $4.49 per share and are exercisable until December 28, 2004. As of December 31, 2003, no warrants have been exercised.

Increase in Capital Stock:

In July 2003, the stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of Common Stock that the Company is authorized to issue from 60,000,000 to 85,000,000.

NOTE 12. EMPLOYEE BENEFIT PLANS

As of January 1, 2001, the Company sponsored one defined contribution plan for its U.S. employees - the Level 8 Systems 401(k). On December 31, 2000, the Company amended the Level 8 Systems 401(k) plan to provide a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible Level 8 plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions to the Plan included in the Consolidated Statement of Operations totaled $14, $7, and $7 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company also had employee benefit plans for each of its foreign subsidiaries, as mandated by each country’s laws and regulations. There was $0, $12, and $260 in expense recognized under these plans for the years ended December 31, 2003, 2002, and 2001, respectively. The Company no longer maintains foreign subsidiaries.

NOTE 13. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2003, three customers accounted for 42.1%, 19.5% and 12.7% of operating revenues. In 2002, two customers accounted for 38.7% and 26.7% of operating revenues.

NOTE 14. FOREIGN CURRENCIES

As of December 31, 2003, the Company had $0 and $8 of U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

As of December 31, 2002, the Company had $73 and $87 of U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies. The Company’s net foreign currency transaction losses were $31, $171, and $198 for the years ended 2003, 2002 and 2001, respectively.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:

	2003	2002

Euro	41.2%	4.0%
Pound Sterling	—	2.1%

NOTE 15. SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

During the first quarter of 2001, management reassessed how the Company would be managed and how resources would be allocated. Management now makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: (1) Desktop Integration segment, and (2) Messaging and Application Engineering segment. The Company previously had three reportable segments but the Company has reported the Systems Integration segment as discontinued operations.

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

Segment data includes a charge allocating all corporate headquarters costs to each of its operating segments based on each segment’s proportionate share of expenses. During 2002, the Company reported the operations of its Systems Integration segment as discontinued operations and has reallocated the corporate overhead for the Systems Integration segment in 2002 and 2001. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest and other income/(expense), taxes, in-process research and development, and restructuring.

The table below presents information about reported segments for the twelve months ended December 31, 2003 and 2002:

	Desktop	Messaging/ Application
	Integration	Engineering	TOTAL

2003:
Total revenue	$466	$64	$530
Total cost of revenue	5,371	62	5,433
Gross margin	(4,905)	2	(4,903)
Total operating expenses	4,999	256	5,255
Segment profitability (loss)	$(9,904)	$(254)	$(10,158)

2002:
Total revenue	$2,148	$953	$3,101
Total cost of revenue	6,527	1,950	8,477
Gross margin	(4,379)	(997)	(5,376)
Total operating expenses	8,211	434	8,645
Segment profitability (loss)	$(12,590)	$(1,431)	$(14,021)

2001:
Total revenue	$134	$17,223	$17,357
Total cost of revenue	9,427	14,109	23,536
Gross margin (loss)	(9,293)	3,114	(6,179)
Total operating expenses	18,858	7,179	26,037
Segment profitability (loss)	$(28,151)	$(4,065)	$(32,216)

A reconciliation of segment operating expenses to total operating expense follows:

	2003	2002	2001

Segment operating expenses	$5,255	$8,645	$26,037
Amortization of intangible assets	—	—	6,259
Write-off of intangible assets	—	—	7,929
(Gain)Loss on disposal of assets	415	461	(6,345)
Restructuring, net	(834)	1,300	8,650

Total operating expenses	$4,836	$10,406	$42,530

A reconciliation of total segment profitability to net loss for the fiscal years ended December 31:

	2003	2002	2001

Total segment profitability (loss)	$(10,158)	$(14,021)	$(32,216)
Amortization of intangible assets	—	—	(6,259)
Impairment of intangible assets	—	—	(7,929)
Gain/(loss) on disposal of assets	(415)	(461)	6,345
Restructuring	834	(1,300)	(8,650)
Interest and other income/(expense), net	(135)	2,485	(8,850)

Net loss before provision for income taxes	$(9,874)	$(13,297)	$(57,559)

The following table presents a summary of long-lived assets by segment as of December 31:

	2003	2002

Desktop Integration	$4,089	$8,096
Messaging/Application Engineering	—	62

Total assets	$4,089	$8,158

The following table presents a summary of revenue by geographic region for the years ended December 31:

	2003	2002	2001

Australia	$—	$—	$141
Denmark	32	20	2,333
France	—	7	30
Germany	—	35	757
Israel	—	4	659
Italy	18	32	813
Norway	—	1	491
Switzerland	—	—	667
United Kingdom	—	13	1,929
USA	476	2,989	6,402
Other	4	—	3,135

	$530	$3,101	$17,357

Presentation of revenue by region is based on the country in which the customer is domiciled. As of December 31, 2003 and 2002, all of the long-lived assets of the Company are located in the United States. The Company reimburses the Company’s foreign subsidiaries for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.

NOTE 16.   RELATED PARTY INFORMATION

Liraz Systems Ltd. guarantees certain debt obligations of the Company. In November 2003, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until November 8, 2004. The Company issued 150,000 shares of common stock to Liraz in exchange for this debt extension and will issue additional stock on March 31, 2004, June 30, 2004 and September 30, 2004 unless the debt is repaid before those dates. (See Note 8.)

From time to time during 2003, the Company entered into short term notes payable with Anthony Pizi, the Company’s Chairman and Chief Executive Officer. The Notes bear interest at 1% per month and are unsecured. At December 31, 2003, the Company was indebted to Mr. Pizi in the amount of $85. In January 2004, the Company repaid Mr. Pizi $75.

On December 26, 2003, the Company entered into a short term note payable with Mark Landis who is related by marriage to Anthony Pizi, the Company’s Chairman and Chief Executive Officer. The note, in the amount of $125, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.32 per share.

In October 2001, the Company sold its AppBuilder assets to BluePhoenix (a wholly owned subsidiary of Liraz) for $19,000 cash, a note receivable of $1,000 and of payment for net assets of $350. See Note 2.

Liraz paid the salaries and expenses of certain company employees and was reimbursed by the Company. Salaries and expenses paid by Liraz amounted to $67 during 2001.

NOTE 17.   RESTRUCTURING CHARGES

As part of the Company’s plan to focus on the emerging desktop integration marketplace with its new Cicero product, the Company completed substantial restructurings in 2002 and 2001. At December 31, 2002, the Company’s accrual for restructuring was $772, which was primarily comprised of excess facility costs. As more fully discussed in Note 20 Contingencies, subsequent to September 30, 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance, as of September 30, 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., (see Note 2 Dispositions), with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $545 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

During the second quarter of 2002, the Company announced an additional round of restructurings to further reduce its operating costs and streamline its operations. The Company recorded a restructuring charge in the amount of $1,300, which encompassed the cost associated with the closure of the Company’s Berkeley, California facility as well as a significant reduction in the Company’s European personnel.

During the first quarter of 2001, the Company announced and began implementation of an initial operational restructuring. The Company recorded restructuring charges of $6,650 during the quarter ended March 31, 2001 and an additional charge of $2,000 for the quarter ended June 30, 2001. Restructuring charges have been classified in “Restructuring” on the consolidated statements of operations. These operational restructuring involved the reduction of employee staff throughout the Company in all geographical regions in sales, marketing, services, development and all administrative functions.

The overall restructuring plan included the termination of 236 employees. The plan included a reduction of 107 personnel in the European operations and 129 personnel in the US operations. Employee termination costs were comprised of severance-related payments for all employees terminated in connection with the operational restructuring. Termination benefits did not include any amounts for employment-related services prior to termination.

NOTE 18.   FUNDED RESEARCH AND DEVELOPMENT

In July 2001, the Company and a significant customer entered into a multi-year agreement to fund the development of the next generation of Level 8’s Geneva Enterprise Integrator and Geneva Business Process Automator software. The terms of the agreement provided $6,500 in funding for research and development for 18 months in exchange for a future fully paid and discounted licensing arrangement. In May 2002, the Company and Amdocs Ltd. agreed to terminate the funded development agreement and enter into a non-exclusive license to develop and sell its Geneva J2EE technology. Under the terms of the agreement to terminate the funded research and development program, Amdocs Ltd. assumed full responsibility for the development team of professionals located in the Company’s Dulles, Virginia facility. The Geneva products comprised the Systems Integration segment and were subsequently identified as being held for sale. Accordingly, the Company reclassified the Systems Integration segment to discontinued operations. The business was eventually sold to EM Software Solutions, Inc, in December 2002.

NOTE 19. LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 were as follows:

Lease
Commitments

2004	$214
2005	221
2006	84

$519

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $586, $2,980 and $1,835, respectively. Sublease income was $241, $2,487 and $221 for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company had no sublease arrangements.

NOTE 20. CONTINGENCIES

Various lawsuits and claims have been brought against the Company in the normal course of business. In January 2003, an action was brought against the Company in the Circuit Court of Loudon County Virginia for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note being transferred was $545 and matures in December 2007. The Company assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and has recognized a long-term liability in the amount of $131.

In October 2003, the Company was served with a summons and complaint regarding unpaid invoices for services rendered to the Company by one of its vendors. The amount in dispute is approximately $200 and is included in accounts payable.

Subsequent to 2003, the Company has been served with an additional summons and complaint regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. The Company disagrees with this allegation although it has reserved for this contingency.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2003:
Net revenues	$143	$177	$113	$97
Gross profit/(loss)	(1,037)	(968)	(1,734)	(1,164)
Net loss from continuing operations	(2,974)	(2,424)	(2,468)	(2,008)
Net loss discontinued operations	(46)	(20)	(58)	(8)
Net loss	(3,020)	(2,444)	(2,526)	(2,016)
Net loss/share continued operations – basic and diluted	$(0.19)	$(0.12)	$(0.12)	$(0.11)
Net loss/share discontinued operations – basic and diluted	—	—	—	—
Net loss/share – basic and diluted	$(0.19)	$(0.12)	$(0.12)	$(0.11)

2002:
Net revenues	$446	$630	$823	$1,202
Gross profit/(loss)	(3,548)	(1,749)	(422)	343
Net loss from continuing operations	(5,409)	(5,062)	(1,948)	(723)
Net loss discontinued operations	(676)	(5,481)	484	633
Net loss	(6,085)	(10,543)	(1,464)	(90)
Net loss/share continued operations – basic and diluted	$(0.29)	$(0.26)	$(0.12)	$(0.07)
Net loss/share discontinued operations – basic and diluted	$(0.04)	$(0.29)	$0.03	$0.03
Net loss/share – basic and diluted	$(0.33)	$(0.55)	$(0.09)	$(0.04)

NOTE 22.   SUBSEQUENT EVENTS

In January 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 2,027,027 shares of common stock at a price of $0.37. The total purchase price of the assets and certain liabilities being acquired was $750 and has been accounted for by the purchase method of accounting. The Company agreed to register the common stock for resale under the Securities Act of 1933, as amended.

Also in January 2004, and simultaneously with the asset purchase of Critical Mass Mail, Inc., the Company completed a common stock financing round wherein it raised $1,247 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37. The warrants expire three years from the date of grant. The Company also agreed to register the common stock and the warrants for resale under the Securities Act of 1933, as amended.