Form 10-K/A
period 2003-12-31
LEVEL 8 SYSTEMS INC
filed 2004-04-21
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to _________ .

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

EXPLANATORY NOTE

      Level 8 Systems, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003: (i) to correct an error with the numbering and descriptions of exhibits with respect to the Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) by refilling such exhibits under the appropriate exhibit number and description; (ii) to file the Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 which was previously inadvertently omitted; and (iii) to file certain information from Part III of the Form 10-K that was to be incorporated by reference to the Company’s proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information as of December 31, 2003, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. All of the Company’s Equity Compensation Plans were approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by
stockholders	5,625,878	$2.43	4,111,065
Equity compensation plans not approved by
stockholders (1)	—	—	—

Total	5,625,878	$2.43	4,111,065

(1)	The Company does not have any Equity Compensation Plans that were not approved by stockholders.

Item 14. Principal Accountant Fees and Services

INDEPENDENT AUDITORS

      Margolis & Company PC audited our financial statements for the year ended December 31, 2003. Deloitte & Touche LLP audited our financial statements for each of the years ended December 31, 2001 and 2002.

AUDIT FEES

      Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Margolis & Company PC for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal year 2003 was $30,000. The aggregate fees billed by Deloitte &

Touche LLP for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2003 was $73,026. The aggregate fees billed by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for fiscal year 2002 and for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2002 was $121,255.

AUDIT RELATED FEES

      Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees paid to Margolis & Company PC. The aggregate audit-related fees and expenses billed by Deloitte & Touche LLP for 2003 was $11,000. The aggregate audit-related fees and expenses billed by Deloitte & Touche LLP for 2002 was $101,550. These fees primarily relate to the Company’s regulatory filings.

TAX FEES

      Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by either Margolis & Company PC or Deloitte & Touche LLP for these services in 2003. In 2002, Deloitte & Touche LLP billed $83,578 for tax advice and tax planning services.

OTHER FEES

      All other fees include fees for all services except those described above. The aggregate other fees billed by Deloitte & Touche in 2003 and 2002 amounted to $15,728 and $10,000 respectively. These fees relate to audits of the Company’s 401K plan and a review of a Stock Purchase Agreement during 2003 and the audit of the Company’s 401K plan for 2002.

DETERMINATION OF AUDITOR INDEPENDENCE

      The Audit Committee considered the provision of non-audit services by Deloitte & Touche LLP and determined that the provision of such services was consistent with maintaining the independence of Deloitte & Touche LLP. Margolis & Company PC has performed non-audit services for the Company.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES

      The Audit Committee has adopted a policy that all audit, audit-related, tax and any other non-audit service to be performed by the Company’s independent auditor must be preapproved by the Audit Committee. It is the Company’s policy that all such services be preapproved prior to commencement of the engagement. The Audit Committee is also required to preapprove the estimated fees for such services, as well as any subsequent changes to the terms of the engagement.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(C) EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Anthony C. Pizi and John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 8 SYSTEMS, INC.

By:	/s/ Anthony C. Pizi

Anthony C. Pizi Chairman of the Board and Chief Executive Officer Date: April 21, 2004