Form 10-Q
period 2004-03-31
LEVEL 8 SYSTEMS INC
filed 2004-05-12
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------

                         Commission File Number 0-26392

                              LEVEL 8 SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        11-2920559
--------------------------------------------------------------------------------
  (State or other jurisdiction of         (I.R.S Employer Identification Number)
    incorporation or organization)


  214 Carnegie Center, Suite 303, Princeton, New Jersey                08540
  ----------------------------------------------------------------------------
       (Address of principal executive offices)                     (Zip Code)

                                 (609) 987-9001
                               ------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES |X|   NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|


Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

35,571,383 common shares, $.001 par value, were outstanding as of May 6, 2004.

                              LEVEL 8 SYSTEMS, INC.

                                      INDEX

PART I. Financial Information

                                                                                       Page
                                                                                      Number
        Item 1. Financial Statements

                Consolidated balance sheets as of March 31, 2004 (unaudited)
                and December 31, 2003                                                      3

                Consolidated statements of operations for the three months
                ended March 31, 2004 and  2003 (unaudited)                                 4

                Consolidated statements of cash flows for the three months
                ended March 31, 2004 and 2003 (unaudited)                                  5

                Consolidated statements of comprehensive loss for the three
                months ended March 31, 2004 and 2003 (unaudited)                           6

                Notes to consolidated financial statements (unaudited)                     7

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                     15

        Item 3. Quantitative and Qualitative Disclosures about Market Risk                21

        Item 4. Controls and Procedures                                                   21

PART II. Other Information                                                                21


SIGNATURES                                                                                24

PART I. FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS


                              LEVEL 8 SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2004            2003
                                                                                 -----------     -----------
    ASSETS

Current assets:

 Cash and cash equivalents ..................................................... $       122     $        19
 Cash held in escrow ...........................................................         777             776
 Assets of operations to be abandoned ..........................................         137

                                                                                                         149

 Trade accounts receivable, net ................................................          13              12
 Prepaid expenses and other current assets .....................................         146             270
                                                                                 -----------     -----------
             Total current assets ..............................................       1,195           1,226
Property and equipment, net ....................................................          23              26
Software product technology, net ...............................................       3,622           4,063
Other assets ...................................................................          47

                                                                                                          47

                                                                                 -----------     -----------
             Total assets ...................................................... $     4,887     $     5,362
                                                                                 ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:

Short-term debt .................................................                 $   2,456      $     2,625


Accounts payable ................................................                     2,487            2,545
Accrued expenses:
   Salaries, wages, and related items ...........................                       668              508
   Other ........................................................                     1,616            1,613
Liabilities of operations to be abandoned .......................                       442              451
Deferred revenue ................................................                       180               39
                                                                                 ----------      -----------
             Total current liabilities ..........................                     7,849            7,781

Long-term debt ..................................................                       131              131
Warrant liability ...............................................                       179              198
Senior convertible redeemable preferred stock ...................                     2,692            3,355
Stockholders' equity (deficit):

        Preferred Stock .........................................                        --               --
     Common Stock ...............................................                        35               27
     Additional paid-in-capital .................................                   208,915          206,149

     Accumulated other comprehensive loss .......................                       (5)               (6)
     Accumulated deficit ........................................                 (214,909)         (212,273)
                                                                                 ----------      -----------
             Total stockholders' equity (deficit) ...............                   (5,964)           (6,103)
                                                                                 ----------      -----------
             Total liabilities and stockholders' equity (deficit)                $   4,887       $     5,362
                                                                                 ==========      ===========

      The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,

                                                                               2004             2003
                                                                            -----------      -----------
Revenue:

  Software ............................................................     $        10      $        36
  Maintenance .........................................................              73               83
  Services ............................................................              --               24
                                                                            -----------      -----------
        Total operating revenue .......................................              83              143

Cost of revenue:

  Software ............................................................             719              837
  Maintenance .........................................................             104               92
  Services ............................................................             280              251
                                                                            -----------      -----------
        Total cost of revenue .........................................           1,103            1,180

Gross margin (loss) ...................................................          (1,020)          (1,037)

Operating expenses:

  Sales and marketing .................................................             335              551
  Research and product development ....................................             312              253
  General and administrative ..........................................             471              784
  Loss on disposal of assets ..........................................              --              487
  Impairment of intangible assets .....................................             587               --
                                                                            -----------      -----------
        Total operating expenses ......................................           1,705            2,075
                                                                            -----------      -----------
Loss from operations ..................................................          (2,725)          (3,112)

Other income (expense):

  Interest income .....................................................               1               18
  Interest expense ....................................................             (39)             (47)
  Change in fair value of warrant liability ...........................              19              148
  Other income/(expense) ..............................................             117               19
                                                                            -----------      -----------
Loss before provision for income taxes ................................          (2,627)          (2,974)
  Income tax provision ................................................              --               --
                                                                            -----------      -----------

Loss from continuing operations .......................................          (2,627)          (2,974)
Loss from discontinued operations .....................................              (9)             (46)
                                                                            -----------      -----------
Net loss ..............................................................     $    (2,636)     $    (3,020)
                                                                            ===========      ===========

Loss per share from continuing operations--basic and diluted ..........           (0.09)           (0.19)

Loss per share from discontinued operations-basic and diluted .........           (0.00)           (0.00)

                                                                            -----------      -----------
Net loss per share applicable to common shareholders--basic and diluted     $     (0.09)     $     (0.19)
                                                                            ===========      ===========

Weighted average common shares outstanding --  basic and diluted ......          30,727           19,233

      The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               2004             2003
                                                                                           -----------      -----------
   Cash flows from operating activities:
   Net loss   ...........................................................................  $    (2,636)     $    (3,020)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.......................................................          657              815
     Change in fair value of warrant liability...........................................          (19)            (148)
     Stock compensation expense..........................................................           61               10
     Impairment of intangible assets.....................................................          587               --
     Provision for doubtful accounts.....................................................           (8)              39
     Changes in assets and liabilities, net of assets acquired and liabilities assumed:
       Trade accounts receivable and related party receivables...........................            7            1,249
       Assets & liabilities - discontinued operations.....................................           3              606
       Prepaid expenses and other assets.................................................          186             (13)
       Accounts payable and accrued expenses.............................................           45            (968)
       Deferred revenue..................................................................          141             (85)
                                                                                           -----------      -----------
         Net cash used in operating activities...........................................         (976)         (1,515)
 Cash flows from investing activities:
   Repayment of note receivable..........................................................           --             764
   Cash held in escrow...................................................................           --          (1,775)
                                                                                           -----------      -----------
         Net cash (used in) provided by investing activities.............................           --          (1,011)
 Cash flows from financing activities:
   Proceeds from issuance of common shares, net of issuance costs........................        1,247              --
   Proceeds from issuance of preferred shares............................................           --           3,455
   Borrowings under credit facility, term loans, notes payable...........................          100              --
   Repayments of term loans, credit facility and notes payable...........................         (269)           (396)
                                                                                           -----------      -----------
         Net cash provided by financing activities.......................................        1,078           3,059
 Effect of exchange rate changes on cash.................................................            1             (70)
 Net increase in cash and cash equivalents...............................................          103             463
 Cash and cash equivalents:
   Beginning of period...................................................................           19             199
                                                                                           -----------      -----------
   End of period.........................................................................  $       122      $      662
                                                                                           ===========      ===========


      The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                 (IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                2004            2003
                                                            -------------   -------------
Net loss..................................................  $      (2,636)  $      (3,020)
Other comprehensive income, net of tax:
   Foreign currency translation adjustment................              1             (70)
                                                            -------------   -------------
Comprehensive loss........................................  $      (2,635)  $      (3,090)
                                                            -------------   -------------


      The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share data)
                                   (unaudited)


NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $10,006 and $18,182 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the quarter ended March 31, 2004, the Company incurred a loss of $2,636 and had a working capital deficiency of $6,654. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product, Cicero, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its
Cicero related product line and continues to negotiate with significant customers that have begun or finalized the "proof of concept" stage with the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market's knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As discussed in Notes 3 and 8, the Company recently completed a private placement of its common stock wherein it raised $1,247 of new capital. Management expects that it will be able to raise additional capital and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management's plan will be executed as anticipated.

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

STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of SFAS 123 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company's net loss and diluted net loss per common share would have been the pro forma amounts indicated below.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2004             2003
                                                                 -----------      -----------
Net loss applicable to common stockholders .................     $    (2,636)     $    (3,020)
Less: Total stock-based employee compensation expense under
  fair value based method for all awards, net of related tax
effects ....................................................            (332)            (202)
                                                                 -----------      -----------
Pro forma loss applicable to common stockholders ...........     $    (2,968)     $    (3,222)
                                                                 ===========      ===========
Earnings per share:

Basic and diluted, as reported .............................     $     (0.09)     $     (0.19)
Basic and diluted, pro forma ...............................     $     (0.10)     $     (0.20)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions for the quarter ended March 31, 2004 as follows:

Expected life (in years)....................             4.36 years
Expected volatility.........................                113.17%
Risk free interest rate.....................                  4.00%
Expected dividend yield.....................                     0%

The following table sets forth certain information as of March 31, 2004, about shares of Common Stock outstanding and available for issuance under the Company's existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. The Company's stockholders approved all of the Company's Equity Compensation Plans.

                                                                 SHARES
                                                           -------------------
Outstanding on January 1, 2004...........................       5,625,878
Granted..................................................       2,557,754
Exercised................................................         (47,754)
Forfeited................................................        (485,008)
Outstanding on March 31, 2004............................       7,650,870
Weighted average exercise price of outstanding options...           $1.12
Shares available for future grants on March 31, 2004.....       2,038,319

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 or FIN 46 "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". In October 2003, the FASB issued FASB Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" deferring the effective date for applying the provisions of FIN 46 for public entities' interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities." This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company's consolidated financial position or results of operations might be materially impacted.

NOTE 3. ACQUISITIONS

In January 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 2,027,027 shares of common stock at a price of $0.37. The total purchase price of the assets and certain liabilities being acquired was $750, plus certain liabilities and has been accounted for by the purchase method of accounting. The Company agreed to register the common stock for resale under the Securities Act of 1933, as amended.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired. The purchase price exceeded the amounts allocated to the software technology and liabilities acquired by approximately $587. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill and charged to the Statement of Operations for the period ended March 31, 2004.

NOTE 4. SOFTWARE PRODUCT TECHNOLOGY

Effective July 2002, the Company determined that the estimated asset life of the Cicero technology had been extended as a result of the amended license agreement with Merrill Lynch wherein the exclusive right to modify, commercialize, and distribute the technology was extended in perpetuity. Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years. The effect of the change in the estimated life resulted in a reduction in the first quarter 2003 amortization expense by $1,200 and a reduction in the net loss applicable to common stockholders - basic and diluted by $(0.06) per share.

As noted above, in January 2004, the Company acquired substantially all of the assets assumed and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail. The purchase price of the assets, net of certain liabilities, was $750. The Company has assessed the net realizable value of the Ensuredmail software technology acquired. The purchase price exceeded the amounts allocated to the software technology and liabilities assumed by approximately $587. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill and charged to the Statement of Operations for the period ended March 31, 2004.

NOTE 5. RESTRUCTURING CHARGES

At March 31, 2003, the Company's accrual for restructuring was $633, which was primarily comprised of excess facility costs, which the Company believed represented its remaining cash obligations for the restructuring changes.
Subsequent to September 30, 2003, the Company settled litigation relating to these excess facility costs. Accordingly, the Company reversed the restructuring balance during the fourth quarter of 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $463 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

NOTE 6. SHORT TERM CONVERTIBLE NOTES

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years.

Also in March 2004, the Company entered into convertible loan agreements with two other individual investors, each in the face amount of $50. Under the terms of the agreement, each loan is convertible into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at $0.37 per share. The warrants expire in three years.

These obligations are included in Short-term debt on the Company's Balance Sheet as of March 31, 2004.

NOTE 7. SENIOR CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 19, 2003, the Company completed a $3,500 private placement of Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock"), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share ("Series D-1 Warrants"). On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise ("Series D-2 Warrants"). The Series D-2 Warrants became exercisable on November 1, 2003 because the Company failed to report $6,000 in gross revenues for the nine-month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company's capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in the allocation of $2,890 to the Series D Preferred Stock and $640 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company's common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because the Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement required that the Company deposit $1,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. The Company and the lead investor have mutually agreed to extend the escrow release provisions until May 31, 2004.

Another condition of the financing required the Company to place an additional $1,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch providing for the sale of all rights, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero was not consummated by May 18, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium. During the second quarter of 2003, $390 of escrowed funds was released. In addition, the Company and the lead investor agreed to extend the escrow release provisions until the end of July 2003 when all remaining escrow monies were released to the Company.

NOTE 8. STOCKHOLDERS EQUITY

As described in Note 3, Acquisitions, in January 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 2,027,027 shares of common stock at a price of $0.37 per share. The total purchase price of the assets acquired and liabilities assumed, was $750 and has been accounted for by the purchase method of accounting.

Also in January 2004, and simultaneously with the asset purchase of Critical Mass Mail, Inc., the Company completed a Securities Purchase Agreement with several new investors as well as certain investors of Critical Mass Mail, Inc., wherein the Company raised $1,247 through the sale of 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company's common stock at an exercise price of $0.37. The warrants expire three years from the date of grant.

In October 2003, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell 1,894,444 shares of its common stock and issue 473,611 warrants to purchase the Company's common stock at a price of $0.45 per share for a total of $853 in proceeds. This offering closed on October 15, 2003. The warrants expire in three years from the date of grant.

NOTE 9. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 2004 or 2003. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              ----------------------------
                                                                  2004             2003
                                                              -----------      -----------
Net loss, as reported ...................................     $    (2,636)     $    (3,020)
Accretion of preferred stock ............................              --              640
                                                              -----------      -----------
Loss applicable to common stockholders, as adjusted .....     $    (2,636)     $    (3,660)
                                                              ===========      ===========

   Basic and diluted loss per share:

     Loss per share continuing operations ...............     $     (0.09)     $     (0.19)
     Loss per share discontinued operations .............              --               --
                                                              -----------      -----------
     Net loss per share applicable to common shareholders     $     (0.09)     $     (0.19)

   Weighted common shares outstanding - basic and diluted          30,727           19,233


The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                       MARCH 31,
                                                 2004            2003
                                             -----------     -----------
Stock options, common share equivalent         7,650,870       4,982,028
Warrants, common share equivalent             14,295,898       9,957,579
Preferred stock, common share equivalent      14,062,136      18,695,440
                                             -----------     -----------
                                              36,008,904      33,635,047
                                             ===========     ===========


Accretion of the preferred stock arises as a result of the beneficial conversion feature realized in the sale of preferred stock.

NOTE 11.   SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

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

The products that comprise the Messaging and Application Engineering segment is Geneva Integration Broker and the encryption technology products, Email Encryption Gateway, Software Development Kit (SDK), Digital Signature Module, Business Desktop, and Personal Desktop.

Segment data includes a charge allocating all corporate-headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest and other income/(expense), taxes, and in-process research and development.

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

The table below presents information about reported segments for the three months ended March 31, 2004 and 2003:

                                                                          MESSAGING AND
                                                         DESKTOP           APPLICATION
                                                       INTEGRATION         ENGINEERING            TOTAL
                                                     ---------------     ---------------     --------------
2004:

Total revenue ..................................     $           77      $            6      $           83
Total cost of revenue ..........................              1,058                  45               1,103

Gross margin (loss) ............................               (981)             (1,020)                (39)


Total operating expenses .......................                988                 130               1,118
Segment profitability (loss) ...................     $       (1,969)     $         (169)     $       (2,138)

2003:

Total revenue ..................................     $          119      $           24      $          143
Total cost of revenue ..........................              1,138                  42               1,180
Gross margin (loss) ............................             (1,019)                (18)             (1,037)

Total operating expenses .......................              1,500                  88               1,588

Segment profitability (loss) ...................     $       (2,519)     $         (106)     $       (2,625)


A reconciliation of total segment operating expenses to total operating expenses for the quarters ended March 31:

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ---------------------------

                                                         2004            2003
                                                     -----------     -----------
Total segment operating expenses ...............     $     1,118     $     1,588
Loss on disposal of assets .....................              --             487
Impairment of intangible assets ................             587              --
                                                     -----------     -----------
Total operating expenses .......................     $     1,705     $     2,075
                                                     ===========     ===========

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the quarters ended March 31:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                         2004            2003
                                                     -----------     -----------
Total segment profitability (loss)...............    $    (2,138)    $    (2,625)
Change in fair value of warrant liability........             19             148
Loss on disposal of assets   ....................             --            (487)
Impairment of intangible assets..................           (587)             --
Interest and other income/(expense), net.........             79             (10)
                                                     -----------     -----------
Total loss before income taxes...................    $    (2,627)    $    (2,974)
                                                     ===========     +==========

The following table presents a summary of assets by segment:

                                                               MARCH 31,
                                                     ---------------------------
                                                         2004            2003
                                                     -----------     -----------
Desktop Integration...............................   $     3,477     $     7,312
Messaging and Application Engineering.............           168              31
                                                     -----------     -----------
Total assets......................................   $     3,645     $     7,343
                                                     ===========     ===========

NOTE 12.  CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business. In October 2003, the Company was served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered to the Company by one of its vendors. The amount in dispute is approximately $200 and is included in accounts payable. Subsequent to March 31, 2004, this litigation was settled. Under the terms of the settlement agreement, the Company agreed to pay a total of $189,000 plus interest over a nineteen month period ending November 15, 2005.

In March 2004, the Company was served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. The Company disagrees with this allegation although it has reserved for this contingency.

NOTE 13.  SUBSEQUENT EVENTS

On April 12, 2004, the Company entered into a short term note payable with Anthony Pizi, the Company's Chairman and Chief Executive Officer. The Note, in the face amount of $100, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.37 per share. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company's common stock at $0.37 per share. These warrants expire three years from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL INFORMATION

Level 8 Systems, Inc. is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

In addition to software products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers with industry-leading integration solutions. Level 8's consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Level 8 offers services around its integration software products.

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

The Company's results of operations include the operations of the Company and its subsidiaries. During 2002, the Company identified the assets of the Systems Integration segment as being held for sale and thus a discontinued operation. Accordingly, the assets and liabilities have been reclassified to assets held for sale and the results of operations of that segment are now reclassified as gain or loss from discontinued operations . Unless otherwise indicated, all information is presented in thousands (`000s).

In 2004, the Company acquired Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified email encryption technology. Ensuredmail products are also available as an integrated feature of Level 8's desktop application integration solution, Cicero.

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three months ended March 31, 2004 and 2003:


                                                                          MESSAGING AND
                                                         DESKTOP           APPLICATION
                                                       INTEGRATION         ENGINEERING            TOTAL
                                                     ---------------     ---------------     --------------
2004:

Total revenue ..................................     $           77      $            6      $           83
Total cost of revenue ..........................              1,058                  45               1,103

Gross margin (loss) ............................               (981)                (39)             (1,020)


Total operating expenses .......................                988                 130               1,118
Segment profitability (loss) ...................     $       (1,969)     $         (169)     $       (2,138)

2003:

Total revenue ..................................     $          119      $           24      $          143
Total cost of revenue ..........................              1,138                  42               1,180

Gross margin (loss) ............................             (1,019)                (18)             (1,037)

Total operating expenses .......................              1,500                  88               1,588

Segment profitability (loss) ...................     $       (2,519)     $         (106)     $       (2,625)


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

Total revenues decreased 42% for the quarter ended March 31, 2004 from the same period in 2003. The decrease in revenues, while insignificant in total dollars, reflects the Company's inability to successfully penetrate its key markets. The Company believes that there are a number of factors that contribute including the relatively new category for the product, the environment for IT spending as well as the fragility of the Company's financial condition. While the Company is actively pursuing strategic partners to resell the product and the Company has made significant progress on displaying the products capabilities to targeted customers, there is no assurance that the Company will be successful in this endeavor. Gross margin/(losses) were (1,229)% for the quarter ended March 31, 2004 and (725)% for the quarter ended March 31, 2003.

SOFTWARE PRODUCTS. Software product revenue decreased approximately 72% in 2004 from those results achieved in 2003, however, the absolute dollar change was immaterial.

The gross margin (loss) on software products was (7,090)% for the quarter ended March 31, 2004 and reflects the amortization of acquired software not offset by revenues. In the similar quarter in 2003, gross margin (loss) on software products was (2,225)%. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. The increase in cost of software was primarily due to the acquisition of the encryption technology.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace. The Company's expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations. The Messaging and Application Engineering segment revenue is expected to increase marginally with on-line sales of its products.

MAINTENANCE. Maintenance revenue for the quarter ended March 31, 2004 decreased by approximately 12% or $10 as compared to the similar quarter for 2003. The decline in overall maintenance revenues is primarily due to the termination of one maintenance contract for the Geneva Integration Broker product within the Messaging and Application Engineering segment.

The Desktop Integration segment accounted for approximately 93% of total maintenance revenue for the quarter. The Messaging and Application Engineering segment accounted for approximately 7% of total maintenance revenues. The increase in the Desktop Integration maintenance as a percentage of the total is primarily due to amortization of deferred maintenance revenues that resulted from 2003 maintenance contracts.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margin (loss) on maintenance products for the quarters ended March 31, 2004 and March 31, 2003 was (42.5)%, and (10.8%), respectively. The increase in gross margin (loss) reflects a realignment of personnel from general and administrative duties to support for product maintenance.

The Desktop Integration segment had a negative gross margin (1,274)% for the quarter ended March 31, 2004 as amortization of software costs far exceed revenues. The Messaging and Application Engineering segment also had a negative gross margin of approximately (650)% for the quarter.

Maintenance revenues are expected to increase in the Desktop Integration segment and increase slightly in the Messaging and Application Engineering segment. The cost of maintenance should remain constant for the Desktop Integration segment and the Messaging and Application Engineering segment.

SERVICES. The Company recognized zero services revenue for the quarter ended March 31, 2004. Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should be insignificant as the majority of the relevant products are commercial off-the-shelf applications.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins were (946)%, for the quarter ended March 31, 2003.

SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 39% or approximately $216 due to a reduction in the Company's sales and marketing workforce and sales compensation structure. Specifically, the Company reduced its headcount within sales and marketing by two employees and changed the compensation structure to lower fixed costs and increase variable success-based costs.

The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by 23.3% or approximately $59 in the period ended March 31, 2004 as compared to the same period in 2003. The increase in costs in 2004 reflects the additional costs of encryption technology development personnel as well certain other costs being reclassified for overhead purposes.

The Company intends to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended March 31, 2004 decreased by 39.9% or $313 over the same period in the prior year. The reason for the decrease in costs is the reduction of IT service staff who have been reclassified to cost of support and an overall reduction in the costs of business fees.

General and  administrative  expenses  are expected to decrease  slightly  going
forward  as  the  Company   continues  to  create   certain   efficiencies   and
consolidations.

RESTRUCTURING. At March 31, 2003, the Company's accrual for restructuring was $633, which was primarily comprised of excess facility costs and which the
Company believed represented its remaining cash obligations for the restructuring changes. Subsequent to September 30, 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company reversed the restructuring balance during the fourth quarter of 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $463 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of March 31, 2004 has been determined using valuation techniques consistent with the valuation performed as of December 31, 2003 and recorded as a warrant liability. As a result of the valuation, the Company has recorded a reduction in the fair value of the warrant liability of $19.

PROVISION FOR TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2004 or 2003. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

SEGMENT PROFITABILITY. Segment profitability represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. Segment profitability for the three months ended March 31, 2004 was approximately ($2,100) as compared to ($2,600) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, restructuring charges, gain or loss on sale of assets and impairment charges is primarily attributable to the reduced operations of the Company as a result of the significant restructuring of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTING ACTIVITIES

The Company generated $103 of cash for the three months ended March 31, 2004.

Operating activities utilized approximately $1,000 of cash, which is primarily comprised of the loss from operations of approximately $2,600, offset by non-cash charges for depreciation and amortization of approximately $700, an impairment of goodwill from the acquisition of the Ensuredmail technology in the amount of approximately $600 and a non-cash adjustment to the fair value of a warrant liability in the amount of $19. In addition, the Company's cash increased by approximately $200 from the reduction in prepaid expenses and other assets, approximately $140 for an increase in deferred revenues from maintenance contracts and approximately $50 for the increase in accounts payable and accrued expenses from vendors for services rendered.

The Company generated approximately $1,100 in cash during the quarter from financing activities from the proceeds of an additional round of investment from several new investors totaling $1,200, net short-term borrowings of $100, offset by a net reduction in the Company's short-term debt in the amount of $200.

By comparison, in 2003, the Company generated approximately $463 in cash during the quarter.

Operating activities in the first quarter of 2003 utilized approximately $1,500 of cash, which is primarily comprised of the loss from operations of $3,000, offset by non-cash charges for depreciation and amortization of approximately $800 in addition, the Company had a reduction in accounts receivable of approximately $1,200 and used approximately $1,000 in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities. The significant reduction in accounts receivable is the result of the reduction in overall revenues resulting from the sale of substantially all of the Messaging and Application Engineering products.

In the first quarter of 2003, the Company utilized approximately $1,000 in cash from investing activities, which is comprised of approximately $1,800 of cash placed in escrow from the proceeds of the sale of Senior Convertible Redeemable Preferred Shares offset by the collection of approximately $800 in Notes Receivable.

In the first quarter of 2003, the Company generated approximately $3,100 in cash during the quarter from financing activities from the proceeds of the sale of senior convertible redeemable shares of approximately $3,500, offset by a reduction in the Company's short-term debt in the amount of approximately $400.

FINANCING ACTIVITIES

The Company funded its cash needs during the quarter ended March 31, 2004 with cash on hand from December 31, 2003, with cash from operations and with the cash realized from a private placement of its common stock and with the cash received from short term convertible note obligations.

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years. The Company also entered into convertible loan agreements with two other individual investors, each in the face amount of $50. Under the terms of the agreement, each loan is convertible into 135,135 shares of common stock and warrants to purchase 135,135 shares of common stock at $0.37 per share. The warrants expire in three years.

The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 2.2% at March 31, 2004), interest on which is payable quarterly. There are no financial covenants. On November 15, 2003, the Company reached an agreement with Bank Hapoalim, the holder of the term loan and Liraz Systems Ltd. ("Liraz"), the guarantor of the term loan, to extend the maturity date of the term loan until November 14, 2004. In consideration for the extension of the guaranty, the Company issued 150,000 shares of our common stock to Liraz at the time of the extension and subsequently issued an additional 150,000 shares on March 31, 2004.

The Company has incurred losses of approximately $10,000 and $18,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the quarter ended March 31, 2004 the Company incurred an additional loss of approximately $2,600 and has a working capital deficiency of approximately $6,700. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with significant customers that have begun the "proof of concept" stage. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market's knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity and it has recently completed a private financing round wherein it raised approximately $1,200 of new funds from several investors. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective of the end of the period covered by this report. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Various lawsuits and claims have been brought against the Company in the normal course of business.

         In October 2003, the Company was served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered to the Company by one of its vendors. The amount in dispute is approximately $200 and is included in accounts payable. Subsequent to March 31, 2004, the Company settled this litigation. Under the terms of the settlement agreement, the Company agreed to pay a total of $189 plus interest over a nineteen month period ending November 15, 2005.

         In March 2004, the Company was served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. The Company disagrees with this allegation although it has reserved for this contingency.

ITEM 2. CHANGES IN SECURITIES

         In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years. We also entered into convertible loan agreements with two other individual investors, each in the face amount of $50,000. Under the terms of the agreement, each loan is convertible into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at $0.37 per share. The warrants expire in three years.

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

         Also in January 2004, and simultaneously with the asset purchase of Critical Mass Mail, Inc., the Company completed a Securities Purchase Agreement with several new investors as well as certain investors of Critical Mass Mail, Inc. wherein the Company raised $1,247 through the sale of 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company's common stock at an exercise price of $0.37. The warrants expire three years from the date of grant. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

EXHIBIT
  NO.

                                    DESCRIPTION

4.1 Form of Registration Rights Agreement issued to Purchasers in the January 2004 Private Placement (filed herewith)

4.2 Form of Registration Rights Agreement issued to Purchasers of Convertible Promissory Note (filed herewith)

4.3 Form of Stock Purchase Warrant issued to Purchasers in the January 2004 Private Placement (filed herewith)

4.4 Form of Stock Purchase Warrant issued to Purchasers of Convertible Promissory Note (filed herewith)

10.1 Form of Securities Purchase Agreement dated January 2004 by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement (filed herewith)

10.2 Form of Securities Purchase Agreement dated March 2004 by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (filed herewith)

10.3 Form of Convertible Promissory Note dated March 2004 by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (filed herewith) 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1 Certification of Anthony C. Pizi and John P. Broderick pursuant to 18 USCss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


(b)   Reports on Form 8-K

On February 6, 2004, Level 8 Systems filed a Form 8-K reporting the engagement of Margolis & Company P.C. as the Company's independent accountants.

On January 23, 2004, Level 8 Systems filed a Form 8 K reporting the acquisition of substantially all of the assets and certain liabilities of Critical Mass Mail, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEVEL 8 SYSTEMS, INC.

                                                     By: /s/ Anthony C. Pizi
                                                        -----------------------
                                                        Anthony C. Pizi

                                                        Chief Executive Officer
                                                        Date: May 12, 2004