Form 10-Q
period 2004-06-30
LEVEL 8 SYSTEMS INC
filed 2004-08-16
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-26392

                              LEVEL 8 SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              11-2920559
--------------------------------------------------------------------------------
   (State or other jurisdiction of      (I.R.S Employer Identification Number)
   incorporation or organization)


     214 Carnegie Center, Suite 303, Princeton, New Jersey   08540
    ----------------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)


                                 (609) 987-9001
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES ___   NO _X_
          -

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

37,168,245 common shares, $.001 par value, were outstanding as of August 10, 2004.

                              LEVEL 8 SYSTEMS, INC.
                                      INDEX



PART I.   Financial Information                                            Page
                                                                          Number
                                                                          ------
          Item 1.   Financial Statements

                    Consolidated balance sheets as of June 30, 2004
                    (unaudited) and December 31, 2003                         3

                    Consolidated statements of operations for the three
                    months and six months ended June 30, 2004 and 2003
                    (unaudited)                                               4

                    Consolidated statements of cash flows for the six months
                    ended June 30, 2004 and 2003 (unaudited)                  5

                    Consolidated statements of comprehensive loss for the
                    three months and six months ended June 30, 2004 and
                    2003 (unaudited)                                          6

                    Notes to consolidated financial statements (unaudited)    7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      16

          Item 3.   Quantitative and Qualitative Disclosures about Market
                    Risk                                                     23

          Item 4.   Controls and Procedures                                  23

PART II.  Other Information                                                  23

SIGNATURES                                                                   26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              LEVEL 8 SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                       JUNE 30,     DECEMBER 31,
                                                                         2004           2003
                                                                      ---------      ---------
                                     ASSETS
Current assets:
Cash and cash equivalents .......................................     $      29      $      19
Cash held in escrow .............................................           777            776
Assets of operations to be abandoned ............................           136            149
Trade accounts receivable, net ..................................            43             12
Prepaid expenses and other current assets .......................            64            270
                                                                      ---------      ---------
             Total current assets ...............................         1,049          1,226
Property and equipment, net .....................................            21             26
Software product technology, net ................................            --          4,063
Other assets ....................................................            47             47
                                                                      ---------      ---------
             Total assets .......................................     $   1,117      $   5,362
                                                                      =========      =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Short-term debt .................................................     $   3,145      $   2,625
Accounts payable ................................................         2,405          2,545
Accrued expenses:
   Salaries, wages, and related items ...........................           797            508
   Other ........................................................         1,804          1,613
Liabilities of operations to be abandoned .......................           482            451
Deferred revenue ................................................           251             39
                                                                      ---------      ---------
             Total current liabilities ..........................         8,884          7,781
Long-term debt ..................................................           185            131
Warrant liability ...............................................            --            198
Senior convertible redeemable preferred stock ...................         2,692          3,355
Stockholders' equity (deficit):
     Preferred Stock ............................................            --             --
     Common Stock ...............................................            36             27
     Additional paid-in-capital .................................       209,025        206,149
     Accumulated other comprehensive loss .......................            (2)            (6)
     Accumulated deficit ........................................      (219,703)      (212,273)
                                                                      ---------      ---------
             Total stockholders' equity (deficit) ...............       (10,644)        (6,103)
                                                                      ---------      ---------
             Total liabilities and stockholders' equity (deficit)     $   1,117      $   5,362
                                                                      =========      =========

    The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                          2004         2003         2004          2003
                                                                        --------     --------     --------     --------
Revenue:
  Software .........................................................    $     98     $     43     $    108     $     79
  Maintenance ......................................................          73           84          146          167
  Services .........................................................          79           50           79           74
                                                                        --------     --------     --------     --------
        Total operating revenue ....................................         250          177          333          320

Cost of revenue:
  Software .........................................................       3,689          845        4,408        1,682
  Maintenance ......................................................          94          103          198          195
  Services .........................................................         286          197          566          448
                                                                        --------     --------     --------     --------
        Total cost of revenue ......................................       4,069        1,145        5,172        2,325

Gross margin (loss) ................................................      (3,819)        (968)      (4,839)      (2,005)

Operating expenses:
  Sales and marketing ..............................................         347          508          682        1,059
  Research and product development .................................         287          255          599          508
  General and administrative .......................................         445          528          916        1,312
  (Gain) on disposal of assets .....................................          --           (1)          --          (13)
  Impairment of intangible assets ..................................          --           --          587           --
                                                                        --------     --------     --------     --------
        Total operating expenses ...................................       1,079        1,290        2,784        2,866
                                                                        --------     --------     --------     --------
Loss from operations ...............................................      (4,898)      (2,258)      (7,623)      (4,871)

Other income (expense):
  Interest income ..................................................           1            8            2           26
  Interest expense .................................................         (50)         (55)         (89)        (102)
  Change in fair value of warrant liability ........................         179          (41)         198          107
  (Loss) on closure of subidiaries .................................          --           --           --         (499)
  Other income/(expense) ...........................................         (19)         (78)          98          (59)
                                                                        --------     --------     --------     --------
Loss before provision for income taxes .............................      (4,787)      (2,424)      (7,414)      (5,398)
  Income tax provision .............................................          --           --           --           --
                                                                        --------     --------     --------     --------

Loss from continuing operations ....................................      (4,787)      (2,424)      (7,414)      (5,398)
Loss from discontinued operations ..................................          (7)         (20)         (16)         (66)
                                                                        --------     --------     --------     --------
Net loss ...........................................................    $ (4,794)    $ (2,444)    $ (7,430)    $ (5,464)
                                                                        ========     ========     ========     ========

Loss per share from continuing operations - basic and diluted ......       (0.14)       (0.12)       (0.22)       (0.31)
Loss per share from discontinued operations - basic and diluted ....       (0.00)       (0.00)       (0.00)       (0.00)
                                                                                     --------     --------     --------
Net loss per share applicable to common shareholders - basic and
  diluted ..........................................................    $  (0.14)    $  (0.12)    $  (0.22)    $  (0.31)
                                                                        ========     ========     ========     ========

Weighted average common shares outstanding - basic and diluted .....      35,399       19,685       33,063       19,460


    The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               2004          2003
                                                                            ---------     ---------
Cash flows from operating activities:
  Net loss .............................................................    $  (7,430)    $  (5,464)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ......................................        4,281         1,605
    Change in fair value of warrant liability ..........................         (198)         (107)
    Stock compensation expense .........................................          121            15
    Impairment of intangible assets ....................................          587            --
    Provision for doubtful accounts ....................................           (7)          (52)
    (Gain) on disposal of assets .......................................           --           (13)
    Other ..............................................................           --             1
    Changes in assets and liabilities, net of assets acquired and liabilities assumed:
      Trade accounts receivable and related party receivables ..........          (29)        1,254
      Assets and liabilities - discontinued operations .................           44           623
      Prepaid expenses and other assets ................................          276           171
      Accounts payable and accrued expenses ............................          449          (498)
      Deferred revenue .................................................          212          (128)
                                                                            ---------     ---------
        Net cash used in operating activities ..........................       (1,694)       (2,593)
Cash flows from investing activities:
  Repayment of note receivable .........................................           --           805
                                                                            ---------     ---------
        Net cash provided by investing activities ......................           --           805
Cash flows from financing activities:
  Proceeds from issuance of common shares, net of issuance costs .......        1,247            --
  Proceeds from convertible redeemable preferred stock, net of cash held
    in escrow of 1,387 .................................................           --         2,143
  Borrowings under credit facility, term loans, notes payable ..........          772            --
  Repayments of term loans, credit facility and notes payable ..........         (319)         (513)
                                                                            ---------     ---------
        Net cash provided by financing activities ......................        1,700         1,630
Effect of exchange rate changes on cash ................................            4            (2)
Net increase (decrease) in cash and cash equivalents ...................           10          (160)
Cash and cash equivalents:
  Beginning of period ..................................................           19           199
                                                                            ---------     ---------
  End of period ........................................................    $      29     $      39
                                                                            =========     =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                                 2004          2003          2004          2003
                                              ---------     ---------     ---------     ---------
Net loss .................................    $  (4,794)    $  (2,444)    $  (7,430)    $  (5,464)
Other comprehensive income, net of tax:
   Foreign currency translation adjustment            3           (68)            4            (2)
                                              ---------     ---------     ---------     ---------
Comprehensive loss .......................    $  (4,791)    $  (2,512)    $  (7,426)    $  (5,466)
                                              ---------     ---------     ---------     ---------


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

The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company's subsidiaries are wholly owned for the periods presented.

LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $10,006 and $18,182 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the six months ended June 30, 2004, the Company incurred a loss of $7,430 and had a working capital deficiency of $7,835. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product, Cicero, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with customers that have expressed an interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market's knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                           2004        2003        2004        2003
                                                         -------     -------     -------     -------
Net loss applicable to common stockholders ..........    $(4,794)    $(2,444)    $(7,430)    $(5,464)
Less: Total stock based employee compensation expense
under fair value based method for all awards, net of
related tax effects .................................       (133)       (157)       (461)       (315)
                                                         -------     -------     -------     -------
Pro forma loss applicable to common stockholders ....    $(4,927)    $(2,601)    $(7,891)    $(5,779)
                                                         =======     =======     =======     =======
Loss per share:
Basic and diluted, as reported ......................    $ (0.14)    $ (0.12)    $ (0.22)    $ (0.31)
Basic and diluted, pro forma ........................    $ (0.14)    $ (0.13)    $ (0.24)    $ (0.33)


The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions for the quarter and six months ended June 30, 2004 as follows:

          Expected life (in years)....................         4.26 years
          Expected volatility.........................            112.57%
          Risk free interest rate.....................              4.00%
          Expected dividend yield.....................                 0%


The following table sets forth certain information as of June 30, 2004, about shares of Common Stock outstanding and available for issuance under the Company's existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. The Company's stockholders approved all of the Company's Equity Compensation Plans.

                                                                     SHARES
                                                                  ----------
    Outstanding on January 1, 2004 ...........................     5,625,878
    Granted ..................................................     2,567,754
    Exercised ................................................       (47,754)
    Forfeited ................................................      (616,241)
                                                                  ----------
    Outstanding on June 30, 2004 .............................     7,529,637

    Weighted average exercise price of outstanding options ...    $     1.70
    Shares available for future grants on June 30, 2004 ......     2,159,552

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

NOTE 3.   ACQUISITIONS

In January 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 2,027,027 shares of common stock at a price of $0.37. The total purchase price of the assets being acquired plus certain liabilities assumed was $750, and has been accounted for by the purchase method of accounting. The Company agreed to register the common stock for resale under the Securities Act of 1933, as amended.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology and liabilities acquired by approximately $587. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill and charged to the Statement of Operations for the period ended March 31, 2004.

NOTE 4.   SOFTWARE PRODUCT TECHNOLOGY

In accordance with FASB 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company completed an assessment of the recoverability of the Cicero product technology, as of June 30, 2004. This assessment was performed due to the Company's continued operating losses and the limited software revenue generated by the Cicero technology over the past twelve to eighteen months. Currently, the Company is in negotiations with customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations have been in process for several months and expected completion of the transactions has been delayed, the Company has reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company has impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004. This charge, in the amount of $2,844, has been recorded as software amortization.

Also in accordance with FASB 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company completed an assessment of the recoverability of the Ensuredmail product technology, as of June 30, 2004. This assessment was completed due to the Company's revised cash flow projections from software revenue. These revised cash flow projections do not support the long-lived asset and accordingly the Company has impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004. This charge, in the amount of $154, has been recorded as software amortization.


NOTE 5.   RESTRUCTURING CHARGES

At June 30, 2003, the Company's accrual for restructuring was $515, which was primarily comprised of excess facility costs, which the Company believed represented its remaining cash obligations for the restructuring changes. In August 2003, the Company settled litigation relating to these excess facility costs. Accordingly, the Company reversed the restructuring balance during the third quarter of 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of its Geneva software technology to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $432 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.


NOTE 6.    SHORT TERM CONVERTIBLE NOTES

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month, and is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of the Company's common stock exercisable at $0.28. The warrants expire in three years.

Also in March 2004, the Company entered into convertible loan agreements with two other individual investors, each in the face amount of $50. Under the terms of the agreement, each loan bears interest at 1% per month and is convertible into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at $0.37 per share. The warrants expire in three years. In May 2004, one of the note holders exercised their conversion right and converted the debt obligation into 135,135 shares of common stock of the Company.

On April 12, 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company's Chairman and Chief Executive Officer. The Note, in the face amount of $100, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.37 per share. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company's common stock at $0.37 per share. These warrants expire three years from the date of grant.

In May 2004, the Company entered into convertible loans aggregating $185 from several investors including a member of the Company's Board of Directors. Under the terms of the agreements the loans bear interest at 1% per month and are convertible into an aggregate of 578,125 shares of the Company's common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire in three years.

In June 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company's Chairman and Chief Executive Officer. The Note, in the face amount of $112, bears interest at 1% per month and is convertible into 560,000 shares of the Company's common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15 which is convertible into 90,118 shares of the Company's common stock and warrants to purchase 90,118 shares of the Company's common stock at $0.17 per share. These warrants expire three years from the date of grant.

Also in June 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 781,250 shares of our common stock and warrants to purchase 781,250 shares of the Company's common stock exercisable at $0.16. The warrants expire in three years.

These obligations are included in Short-term debt on the Company's Balance Sheet as of June 30, 2004.

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

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement required that the Company deposit $1,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. The Company and the lead investors have mutually agreed to extend the escrow release provisions until September 30, 2004.

Another condition of the financing required the Company to place an additional $1,000 of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch providing for the sale of all rights, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero was not consummated by May 18, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium. During the second quarter of 2003, $390 of escrowed funds was released. In addition, the Company and the lead investors agreed to extend the escrow release provisions until the end of July 2003 when all remaining escrow monies were released to the Company.

NOTE 8.   STOCKHOLDERS' EQUITY

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

NOTE 9.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first and second quarters of fiscal year 2004 or 2003. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 10.   LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted (loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock.

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                                2004         2003          2004          2003
                                                              --------     --------     ----------     --------
Net loss, as reported ....................................    $ (4,794)    $ (2,444)    $   (7,430)    $ (5,464)
Accretion of preferred stock .............................          --           --             --          640
                                                              --------     --------     ----------     --------
Loss applicable to common stockholders, as adjusted ......    $ (4,794)    $ (2,444)    $   (7,430)    $ (6,104)
                                                              ========     ========     ==========     ========

Basic and diluted loss per share:
Loss per share from continuing operations ................    $  (0.14)    $  (0.12)    $    (0.22)    $  (0.31)
Loss per share from discontinued operations ..............          --           --             --           --
                                                              --------     --------     ----------     --------
Net loss per share applicable to common shareholders .....    $  (0.14)    $  (0.12)    $    (0.22)    $  (0.31)

Weighted common shares outstanding - basic and diluted ...      35,399       19,685         33,063       19,460

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                            JUNE 30,
                                                    2004              2003
                                               --------------    --------------
Stock options, common share equivalent            7,529,637          5,575,207
Warrants, common share equivalent                16,172,208          9,367,794
Preferred stock, common share equivalent         14,062,136         18,135,407
                                               --------------    --------------
                                                 37,763,981         33,078,408
                                               ==============    ==============

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

While segment profitability should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. Segment profitability is not necessarily a measure of our ability to fund our cash needs. The non-GAAP measures presented may not be comparable to similarly titled measures reported by other companies.
The table below presents information about reported segments for the three months and six months ended June 30, 2004 and 2003:

                                                                MESSAGING AND
                                    DESKTOP INTEGRATION   APPLICATION ENGINEERING          TOTAL
                                    -------------------   -----------------------   -------------------
                                       June 30, 2004           June 30, 2004           June 30, 2004
                                    -------------------     -------------------     -------------------
                                     Three        Six        Three        Six        Three        Six
                                     Months      Months      Months      Months      Months      Months
                                     Ended       Ended       Ended       Ended       Ended       Ended
                                    -------     -------     -------     -------     -------     -------
Total revenue ..................    $   228     $   305     $    22     $    28     $   250     $   333
Total cost of revenue ..........      3,900       4,958         169         214       4,069       5,172
                                    -------     -------     -------     -------     -------     -------
Gross margin (loss) ............     (3,672)     (4,653)       (147)       (186)     (3,819)     (4,839)
                                    -------     -------     -------     -------     -------     -------
Total operating expenses .......        971       1,959         108         238       1,079       2,197
Segment profitability (loss)  ..    $(4,643)    $(6,612)    $  (255)    $  (424)    $(4,898)    $(7,036)
                                    =======     =======     =======     =======     =======     =======

                                                                MESSAGING AND
                                    DESKTOP INTEGRATION   APPLICATION ENGINEERING          TOTAL
                                    -------------------   -----------------------   -------------------
                                       June 30, 2003           June 30, 2003           June 30, 2003
                                    -------------------     -------------------     -------------------
                                     Three        Six        Three        Six        Three        Six
                                     Months      Months      Months      Months      Months      Months
                                     Ended       Ended       Ended       Ended       Ended       Ended
                                    -------     -------     -------     -------     -------     -------
Total revenue ..................    $   156     $   275     $    21     $    45     $   177     $   320
Total cost of revenue ..........      1,114       2,252          31          73       1,145       2,325
                                    -------     -------     -------     -------     -------     -------
Gross margin (loss) ............       (958)     (1,977)        (10)        (28)       (968)     (2,005)
                                    -------     -------     -------     -------     -------     -------
Total operating expenses .......      1,236       2,736          55         143       1,291       2,879
Segment profitability (loss) ...    $(2,194)    $(4,713)    $   (65)    $  (171)    $(2,259)    $(4,884)
                                    =======     =======     =======     =======     =======     =======

A reconciliation of total segment operating expenses to total operating expenses for the quarters ended June 30:

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                 2004        2003         2004        2003
                                                -------     -------     -------     -------
Total segment operating expenses ...........    $ 1,079     $ 1,291     $ 2,197     $ 2,879
(Gain) on disposal of assets ...............         --          (1)         --         (13)
Impairment of intangible assets ............         --          --         587          --
                                                -------     -------     -------     -------
Total operating expenses ...................    $ 1,079     $ 1,290     $ 2,784     $ 2,866
                                                =======     =======     =======     =======

A reconciliation of total segment (loss) to loss before provision for income taxes for the quarters ended June 30:

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                 2004        2003         2004        2003
                                                -------     -------     -------     -------
Total segment loss .........................    $(4,898)    $(2,259)    $(7,036)    $(4,884)
Change in fair value of warrant
liability ..................................        179         (41)        198         107
Gain on disposal of assets .................         --           1          --          13
Impairment of intangible assets ............         --          --        (587)         --
(Loss) on closure of subsidiaries ..........         --          --          --        (499)
Interest and other income/(expense), net ...        (68)       (125)         11        (135)
                                                -------     -------     -------     -------
Total loss before income taxes .............    $(4,787)    $(2,424)    $(7,414)    $(5,398)
                                                =======     =======     =======     =======

The following table presents a summary of assets by segment:

                                                SIX MONTHS ENDED JUNE 30,
                                                    2004        2003
                                                  --------    --------
     Desktop Integration .....................    $     21    $  6,553
     Messaging and Application Engineering ...          --          --
                                                  --------    --------
     Total assets ............................    $     21    $  6,553
                                                  ========    ========

NOTE 12.  CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business. In October 2003, the Company was served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered to the Company by one of its vendors. The amount in dispute is approximately $200 and is included in accounts payable. On May 12, 2004, this litigation was settled. Under the terms of the settlement agreement, the Company agreed to pay a total of $189 plus interest over a twenty-month period ending December 15, 2005. The current portion of this Note in the amount of $117 is included in Short Term Debt on the accompanying balance sheet.

In March 2004, the Company was served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. The Company disagrees with this allegation although it has reserved for this contingency.

Under the indemnification clause of the Company's standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company's products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee.

On August 5, 2004, the Company was notified that it was in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65. The Company does not plan on curing the default and will vacate the premises. The Company has estimated its liability for future lease payments and recorded a charge in the amount of $98 in the accompanying Statement of Operations. The Company has secured approximately 1,300 square feet of new office space located at 1433 State Highway 33, Farmingdale, New Jersey under a short term lease.

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

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and six months ended June 30, 2004 and 2003:

                                                                MESSAGING AND
                                    DESKTOP INTEGRATION   APPLICATION ENGINEERING          TOTAL
                                    -------------------   -----------------------   -------------------
                                       June 30, 2004           June 30, 2004           June 30, 2004
                                    -------------------     -------------------     -------------------
                                     Three        Six        Three        Six        Three        Six
                                     Months      Months      Months      Months      Months      Months
                                     Ended       Ended       Ended       Ended       Ended       Ended
                                    -------     -------     -------     -------     -------     -------
Total revenue ..................    $   228     $   305     $    22     $    28     $   250     $   333
Total cost of revenue ..........      3,900       4,958         169         214       4,069       5,172
                                    -------     -------     -------     -------     -------     -------
Gross margin (loss) ............     (3,672)     (4,653)       (147)       (186)     (3,819)     (4,839)
                                    -------     -------     -------     -------     -------     -------
Total operating expenses .......        971       1,959         108         238       1,079       2,197
Segment profitability (loss)  ..    $(4,643)    $(6,612)    $  (255)    $  (424)    $(4,898)    $(7,036)
                                    =======     =======     =======     =======     =======     =======

                                                                MESSAGING AND
                                    DESKTOP INTEGRATION   APPLICATION ENGINEERING          TOTAL
                                    -------------------   -----------------------   -------------------
                                       June 30, 2003           June 30, 2003           June 30, 2003
                                    -------------------     -------------------     -------------------
                                     Three        Six        Three        Six        Three        Six
                                     Months      Months      Months      Months      Months      Months
                                     Ended       Ended       Ended       Ended       Ended       Ended
                                    -------     -------     -------     -------     -------     -------
Total revenue ..................    $   156     $   275     $    21     $    45     $   177     $   320
Total cost of revenue ..........      1,114       2,252          31          73       1,145       2,325
                                    -------     -------     -------     -------     -------     -------
Gross margin (loss) ............       (958)     (1,977)        (10)        (28)       (968)     (2,005)
                                    -------     -------     -------     -------     -------     -------
Total operating expenses .......      1,236       2,736          55         143       1,291       2,879
Segment profitability (loss) ...    $(2,194)    $(4,713)    $   (65)    $  (171)    $(2,259)    $(4,884)
                                    =======     =======     =======     =======     =======     =======

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

Total revenues increased 41% for the quarter ended June 30, 2004 from the same period in 2003. The increase in revenues, was primarily the result of a pilot program the Company is currently undergoing with one major company and an initial installation with another major company. The Company believes that these programs will lead to future deployment of its Cicero software. Despite these two engagements, the Company continues to struggle for market acceptance. The Company believes that there are a number of factors that contribute including the relatively new category for the product, the environment for IT spending as well as the fragility of the Company's financial condition. While the Company is actively pursuing strategic partners to resell the product and the Company has made significant progress on displaying the products capabilities to targeted customers, there is no assurance that the Company will be successful in this endeavor. Gross margin/(losses) were (1,528)% for the quarter ended June 30, 2004 and (547)% for the quarter ended June 30, 2003.

SOFTWARE PRODUCTS. Software product revenue increased approximately 128% or $55 in 2004 from those results achieved in 2003 and is primarily attributable to two active projects.

The gross margin (loss) on software products was (3,664)% for the quarter ended June 30, 2004 and reflects the amortization and impairment of acquired software not offset by revenues. In the similar quarter in 2003, gross margin (loss) on software products was (1,865)%. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. The increase in cost of software was primarily due to the impairment to the Cicero technology of approximately $2,844.

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

MAINTENANCE. Maintenance revenue for the quarter ended June 30, 2004 decreased by approximately 13% or $11 as compared to the similar quarter for 2003. The decline in overall maintenance revenues is primarily due to the termination of one maintenance contract for the Geneva Integration Broker product within the Messaging and Application Engineering segment.

The Desktop Integration segment accounted for approximately 96% of total maintenance revenue for the quarter. The Messaging and Application Engineering segment accounted for approximately 4% of total maintenance revenues. The increase in the Desktop Integration maintenance as a percentage of the total is primarily due to amortization of deferred maintenance revenues that resulted from 2003 maintenance contracts.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margin (loss) on maintenance products for the quarters ended June 30, 2004 and June 30, 2003 was (29)%, and (23%), respectively.

The Desktop Integration segment had a negative gross margin on maintenance revenues of 34% for the quarter ended June 30, 2004. The Messaging and Application Engineering segment incurred no cost of maintenance resulting in a gross margin of approximately 100% for the quarter.

Maintenance revenues are expected to increase in the Desktop Integration segment and increase slightly in the Messaging and Application Engineering segment. The cost of maintenance should remain constant for the Desktop Integration segment and the Messaging and Application Engineering segment.

SERVICES. The Company recognized $79 services revenue for the quarter ended June 30, 2004. Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should be insignificant as the majority of the relevant products are commercial off-the-shelf applications.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins (losses) were (262)% for the quarter ended June 30, 2004 and (294)% June 30, 2003.

SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 32% or approximately $161 due to a reduction in the Company's sales and marketing workforce and sales compensation structure. Specifically, the Company reduced its headcount within sales and marketing by two employees and changed the compensation structure to lower fixed costs and increased variable success-based costs.

The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by 13% or approximately $32 in the period ended June 30, 2004 as compared to the same period in 2003. The increase in costs in 2004 reflects the additional costs of encryption technology development personnel as well certain other costs being reclassified for overhead purposes.

The Company intends to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended June 30, 2004 decreased by 16% or $83 over the same period in the prior year. The reason for the decrease in costs is the reduction of IT service staff who have been reclassified to cost of support and an overall reduction in the costs of business fees.

General and  administrative  expenses  are expected to decrease  slightly  going
forward  as  the  Company   continues  to  create   certain   efficiencies   and
consolidations.

RESTRUCTURING. At June 30, 2003, the Company's accrual for restructuring was $515, which was primarily comprised of excess facility costs and which the
Company believed represented its remaining cash obligations for the restructuring changes. In August 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company reversed the restructuring balance during the fourth quarter of 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $432 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of June 30, 2004 has been determined using valuation techniques consistent with the valuation performed as of December 31, 2003 and recorded as a warrant liability. As a result of the valuation, the Company has recorded a reduction in the fair value of the warrant liability of $198.

PROVISION FOR TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and second quarters of 2004 or 2003. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

SEGMENT PROFITABILITY. Segment profitability represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the three and six months ended June 30, 2004 was approximately ($4,898) and ($7,036) respectively, as compared to ($2,259) and ($4,884) respectively for the three and six months ended June 30, 2003. The increase in the loss before income taxes, interest and other income and expense, restructuring charges, and gain or loss on sale of assets is primarily attributable to the impairment charges to the software technology taken in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTING ACTIVITIES

The Company generated $10 of cash for the six months ended June 30, 2004.

Operating activities utilized approximately $1,700 of cash, which was primarily comprised of the loss from operations of approximately $7,400, offset by non-cash charges for depreciation and amortization of approximately $4,300, an impairment of goodwill from the acquisition of the Ensuredmail technology in the amount of approximately $600, offset by a non-cash adjustment to the fair value of a warrant liability in the amount of $200. In addition, the Company's cash increased by approximately $300 from the reduction in prepaid expenses and other assets, approximately $200 for an increase in deferred revenues from maintenance contracts and approximately $400 for the increase in accounts payable and accrued expenses from vendors for services rendered.

The Company generated approximately $1,700 in cash during the first six months of 2004 from financing activities from the proceeds of an additional round of investment from several new investors totaling $1,200, an increase in net short-term borrowings of $800, offset by repayments of the Company's short-term debt in the amount of $300.

By comparison, in 2003, the Company utilized approximately $200 in cash during the six months ended June 30, 2003.

Operating activities utilized approximately $2,600 of cash, which was primarily comprised of the loss from operations of $5,500, offset by non-cash charges for depreciation and amortization of approximately $1,600. In addition, the Company generated $1,300 in cash through a reduction in accounts receivable, $600 in cash through a reduction of assets and liabilities from discontinued operations and used approximately $500 in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities. The significant reduction in accounts receivable is the result of the reduction in overall revenues in the Desktop Integration segment from the last quarter of 2002.

The Company generated approximately $1,600 in cash during the first six months of 2003 from financing activities from the proceeds of the sale of Series D Preferred Stock of approximately $3,500 offset by cash held in escrow of $1,400 and a reduction in the Company's short term debt in the amount of $513.

FINANCING ACTIVITIES

The Company funded its cash needs during the quarter ended June 30, 2004 with cash on hand from March 31, 2004, with cash from operations and with the cash realized from a private placement of its common stock and with the cash received from short-term convertible note obligations.

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years. The Company also entered into convertible loan agreements with two other individual investors, each in the face amount of $50. Under the terms of the agreement, each loan is convertible into 135,135 shares of common stock and warrants to purchase 135,135 shares of common stock at $0.37 per share. The warrants expire in three years. In May 2004, one of the note holders elected to convert their note into common stock of the Company.

In May 2004, the Company settled litigation with respect to a vendor services complaint. The Company executed a Note payable in the amount of $189 plus interest over a twenty month period ending December 15, 2005. This amount has been reclassified from accounts payable in the accompanying balance sheet.

In April, 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company's Chairman and Chief Executive Officer. The Note, in the face amount of $100, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.37 per share. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company's common stock at $0.37 per share. These warrants expire three years from the date of grant.

In May 2004, the Company entered into convertible loans aggregating $185 from several investors including a member of the Company's Board of Directors. Under the terms of the agreements the loans bear interest at 1% per month and are convertible into an aggregate of 578,125 shares of the Company's common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire in three years.

Also in May 2004, the Company pledged certain accounts receivables with an investor for the face amount of $135 which bears interest at 1% per month and warrants to purchase 211,214 shares of our common stock at a conversion rate of $0.32 per share.

In June 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company's Chairman and Chief Executive Officer. The Note, in the face amount of $112, bears interest at 1% per month and is convertible into 560,000 shares of the Company's common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15 which is convertible into 90,118 shares of the Company's common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. These warrants expire three years from the date of grant.

Also in June 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 781,250 shares of our common stock and warrants to purchase 781,250 shares of our common stock exercisable at $0.16. The warrants expire in three years.

The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 2.2% at June 30, 2004), interest on which is payable quarterly. There are no financial covenants. On November 15, 2003, the Company reached an agreement with Bank Hapoalim, the holder of the term loan and Liraz Systems Ltd. ("Liraz"), the guarantor of the term loan, to extend the maturity date of the term loan until November 14, 2004. In consideration for the extension of the guaranty, the Company issued 150,000 shares of our common stock to Liraz at the time of the extension and subsequently issued an additional 150,000 shares on March 31, 2004.

The Company has incurred losses of approximately $10,000 and $18,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the quarter ended June 30, 2004 the Company incurred an additional loss of approximately $7,300 and has a working capital deficiency of approximately $7,700. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with customers that have begun the "proof of concept" stage. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market's knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity and it has recently completed a private financing round wherein it raised approximately $1,200 of new funds from several investors. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements. We have no subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

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

         In October 2003, the Company was served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered to the Company by one of its vendors. The amount in dispute is approximately $200 and is included in accounts payable. On May 12, 2004, the Company settled this litigation. Under the terms of the settlement agreement, the Company agreed to pay a total of $189 plus interest over a twenty month period ending December 15, 2005.

         In March 2004, the Company was served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. The Company disagrees with this allegation although it has reserved for this contingency.

ITEM 2.  CHANGES IN SECURITIES

         In June 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company's Chairman and Chief Executive Officer. The Note, in the face amount of $112, bears interest at 1% per month and is convertible into 560,000 shares of the Company's common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15 which is convertible into 90,118 shares of the Company's common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. These warrants expire three years from the date of grant.

         Also in June 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan is convertible into 781,250 shares of our common stock and warrants to purchase 781,250 shares of our common stock exercisable at $0.16. The warrants expire in three years.

         In May 2004, the Company entered into convertible loans aggregating $185 from several investors including a member of the Company's Board of Directors. Under the terms of the agreements the loans are convertible into an aggregate of 578,125 shares of the Company's common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire in three years.

         Also in May 2004, the Company pledged certain accounts receivables with an investor for the face amount of $135 which bears interest at 1% per month and warrants to purchase 211,214 shares of our common stock at a conversion rate of $0.32 per share.

         In April, 2004, the Company entered into a short term note payable with Anthony Pizi, the Company's Chairman and Chief Executive Officer. The Note, in the face amount of $100, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.37 per share. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company's common stock at $0.37 per share. These warrants expire three years from the date of grant.

         In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years. We also entered into convertible loan agreements with two other individual investors, each in the face amount of $50,000. Under the terms of the agreement, each loan is convertible into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at $0.37 per share. The warrants expire in three years. In May 2004, one of the note holders elected to convert their note into common stock of the Company.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
  NO.                                 DESCRIPTION

4.1 Form of Registration Rights Agreement issued to Purchasers of Convertible Promissory Note (incorporated by reference to exhibit
            4.2 to Level 8's 10-Q filed May 11, 2004)

4.2 Form of Stock Purchase Warrant issued to Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 4.4 to Level 8's 10-Q filed May 11, 2004)

10.1 Form of Securities Purchase Agreement dated May 2004 by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 10.2 to Level 8's 10-Q filed May 11, 2004)

10.2 Form of Convertible Promissory Note dated March 2004 by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 10.3 to Level 8's 10-Q filed May 11, 2004) 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

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

                                             LEVEL 8 SYSTEMS, INC.


                                             By: /s/ Anthony C. Pizi
                                                 ----------------------------
                                             Anthony C. Pizi
                                             Chief Executive Officer
                                             Date: August 16, 2004