Form 10-Q
period 2004-09-30
LEVEL 8 SYSTEMS INC
filed 2004-11-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                         Commission File Number 0-26392


                              LEVEL 8 SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 11-2920559
--------------------------------------------------------------------------------
  (State or other jurisdiction of         (I.R.S Employer Identification Number)
   incorporation or organization)


1433 State Highway 34, Building C, Farmingdale, New Jersey    07727
--------------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


                                 (732) 919-3150
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

38,756,074 common shares, $.001 par value, were outstanding as of November 10, 2004.

                              LEVEL 8 SYSTEMS, INC.
                                      INDEX

                                                                                              Page
PART I.    Financial Information                                                             Number
                                                                                             ------
           Item 1.   Financial Statements

                     Consolidated balance sheets as of September 30, 2004 (unaudited)
                     and December 31, 2003                                                      3

                     Consolidated statements of operations for the three months and
                     nine months ended September 30, 2004 and 2003 (unaudited)                  4

                     Consolidated statements of cash flows for the nine months
                     ended September 30, 2004 and 2003 (unaudited)                              5

                     Consolidated statements of comprehensive loss for the three months
                     and nine months ended September 30, 2004 and 2003 (unaudited)              6

                     Notes to consolidated financial statements (unaudited)                     7

           Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                     16

           Item 3.   Quantitative and Qualitative Disclosures about Market Risk                23

           Item 4.   Controls and Procedures                                                   23

PART II.   Other Information                                                                   23


SIGNATURES                                                                                     26

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                              LEVEL 8 SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                         2004           2003
                                                                      ----------    -----------
                                ASSETS
Current assets:
 Cash and cash equivalents ......................................     $      37      $      19
 Cash held in escrow ............................................           779            776
 Assets of operations to be abandoned ...........................           143            149
 Trade accounts receivable, net .................................            37             12
 Prepaid expenses and other current assets ......................           133            270
                                                                      ---------      ---------
             Total current assets ...............................         1,129          1,226
Property and equipment, net .....................................            18             26
Software product technology, net ................................            --          4,063
Other assets ....................................................            --             47
                                                                      ---------      ---------
             Total assets .......................................     $   1,147      $   5,362
                                                                      =========      =========
             LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Short-term debt .................................................     $   3,991      $   2,625
Accounts payable ................................................         2,443          2,545
Accrued expenses:
   Salaries, wages, and related items ...........................           920            508
   Other ........................................................         1,968          1,613
Liabilities of operations to be abandoned .......................           504            451
Deferred revenue ................................................           167             39
                                                                      ---------      ---------
             Total current liabilities ..........................         9,993          7,781
Long-term debt ..................................................           167            131
Warrant liability ...............................................            --            198
Senior convertible redeemable preferred stock ...................         2,692          3,355
Stockholders' equity (deficit):
        Preferred Stock .........................................            --             --
     Common Stock ...............................................            37             27
     Additional paid-in-capital .................................       209,177        206,149
     Accumulated other comprehensive loss .......................            (5)            (6)
     Accumulated deficit ........................................      (220,914)      (212,273)
                                                                      ---------      ---------
             Total stockholders' equity (deficit) ...............       (11,705)        (6,103)
                                                                      ---------      ---------
             Total liabilities and stockholders' equity (deficit)     $   1,147      $   5,362
                                                                      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                      2004          2003        2004         2003
                                                                    --------     --------     --------     --------
Revenue:
  Software .....................................................    $      9     $      9     $    117     $     88
  Maintenance ..................................................          76           80          222          247
  Services .....................................................          88           24          167           98
                                                                    --------     --------     --------     --------
        Total operating revenue ................................         173          113          506          433

Cost of revenue:
  Software .....................................................          65        1,553        4,473        3,235
  Maintenance ..................................................          90           99          288          294
  Services .....................................................         235          195          801          643
                                                                    --------     --------     --------     --------
        Total cost of revenue ..................................         390        1,847        5,562        4,172

Gross margin (loss) ............................................        (217)      (1,734)      (5,056)      (3,739)

Operating expenses:
  Sales and marketing ..........................................         258          371          940        1,430
  Research and product development .............................         283          265          882          773
  General and administrative ...................................         349          647        1,265        1,959
  (Gain) on disposal of assets .................................          (3)          (6)          (3)         (19)
  Restructuring, net ...........................................          --         (834)          --         (834)
  Impairment of intangible assets ..............................          --           --          587           --
                                                                    --------     --------     --------     --------
        Total operating expenses ...............................         887          443        3,671        3,309
                                                                    --------     --------     --------     --------
Loss from operations ...........................................      (1,104)      (2,177)      (8,727)      (7,048)

Other income (expense):
  Interest income ..............................................           1            6            3           32
  Interest expense .............................................         (75)         (53)        (164)        (155)
  Change in fair value of warrant liability ....................          --         (242)         198         (135)
  (Loss) on closure of subsidiaries ............................          --           --           --         (499)
  Other income/(expense) .......................................         (26)          (2)          72          (61)
                                                                    --------     --------     --------     --------
Loss before provision for income taxes .........................      (1,204)      (2,468)      (8,618)      (7,866)
  Income tax provision .........................................          --           --           --           --
                                                                    --------     --------     --------     --------

Loss from continuing operations ................................      (1,204)      (2,468)      (8,618)      (7,866)
Loss from discontinued operations ..............................          (7)         (58)         (23)        (124)
                                                                    --------     --------     --------     --------
Net loss .......................................................    $ (1,211)    $ (2,526)    $ (8,641)    $ (7,990)
                                                                    ========     ========     ========     ========

Loss per share from continuing operations - basic and diluted ..       (0.03)       (0.12)       (0.25)       (0.42)
Loss per share from discontinued operations - basic and diluted        (0.00)       (0.00)       (0.00)       (0.01)
                                                                    --------     --------     --------     --------
Net loss per share applicable to common shareholders - basic
  and diluted ..................................................    $  (0.03)    $  (0.12)    $  (0.25)    $  (0.43)
                                                                    ========     ========     ========     ========

Weighted average common shares outstanding - basic and diluted .      37,253       21,371       34,334       20,104

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                      2004        2003
                                                                    -------     -------
Cash flows from operating activities:
  Net loss .....................................................    $(8,641)    $(7,990)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization ..............................      4,284       2,388
    Change in fair value of warrant liability ..................       (198)        135
    Stock compensation expense .................................        162          53
    Impairment of software product technology ..................         --         745
    Impairment of intangible assets ............................        587          --
    Provision for doubtful accounts ............................        (13)        (43)
    (Gain) on disposal of assets ...............................         --         (19)
    Other ......................................................         (3)         --
    Changes in assets and liabilities, net of assets acquired
    and liabilities assumed:
      Trade accounts receivable and related party receivables ..        (19)      1,404
      Assets and liabilities - discontinued operations .........         59         189
      Prepaid expenses and other assets ........................        256         270
      Accounts payable and accrued expenses ....................        829        (598)
      Deferred revenue .........................................        128        (207)
                                                                    -------     -------
        Net cash used in operating activities ..................     (2,569)     (3,673)
Cash flows from investing activities:
  Repayment of note receivable .................................         --         867
                                                                    -------     -------
        Net cash provided by investing activities ..............         --         867
Cash flows from financing activities:
  Proceeds from issuance of common shares, net of issuance costs      1,247           5
  Proceeds from convertible redeemable preferred stock, net of
    cash held in escrow of 776 .................................         --       2,755
  Proceeds from exercise of warrants ...........................        112         243
  Borrowings under credit facility, term loans, notes payable ..      1,575          --
  Repayments of term loans, credit facility and notes payable ..       (348)       (323)
                                                                    -------     -------
        Net cash provided by financing activities ..............      2,586       2,680
Effect of exchange rate changes on cash ........................          1          (3)
Net increase (decrease) in cash and cash equivalents ...........         18        (129)
Cash and cash equivalents:
  Beginning of period ..........................................         19         199
                                                                    -------     -------
  End of period ................................................    $    37     $    70
                                                                    =======     =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              LEVEL 8 SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                               2004       2003       2004       2003
                                             -------    -------    -------    -------
Net loss .................................   $(1,211)   $(2,526)   $(8,641)   $(7,990)
Other comprehensive income, net of tax:
   Foreign currency translation adjustment         9         (3)        (5)        (5)
                                             -------    -------    -------    -------
Comprehensive loss .......................   $(1,202)   $(2,529)   $(8,646)   $(7,995)
                                             -------    -------    -------    -------


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

LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $10,006 and $18,182 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2004, the Company incurred a loss of $8,641 and had a working capital deficiency of $8,864. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product, Cicero, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with customers that have expressed an interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market's knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                              2004            2003            2004            2003
                                                           ------------    ------------    ------------    ------------
Net loss applicable to common stockholders                    $(1,211)        $(2,526)        $(8,641)        $(7,990)
Accretion of preferred stock                                       --              --              --            (640)
Less: Total stock based employee compensation expense
under fair value based method for all awards, net of
related tax effects                                              (121)            (90)           (556)           (328)
                                                           ------------    ------------    ------------    ------------
Pro forma loss applicable to common stockholders              $(1,332)        $(2,616)        $(9,197)        $(8,958)
                                                           ============    ============    ============    ============
Loss per share:
Basic and diluted, as reported                                 $(0.03)        $ (0.12)         $(0.25)        $ (0.43)
Basic and diluted, pro forma                                   $(0.04)        $ (0.12)         $(0.27)        $ (0.45)


The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions for the quarter and nine months ended September 30, 2004 as follows:

        Expected life (in years) ...................     4.23 years
        Expected volatility.........................        101.44%
        Risk free interest rate.....................          4.75%
        Expected dividend yield.....................             0%

The following table sets forth certain information as of September 30, 2004, about shares of Common Stock outstanding and available for issuance under the Company's existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. The Company's stockholders approved all of the Company's Equity Compensation Plans.

                                                                     SHARES
                                                                   ---------
      Outstanding on January 1, 2004.............................  5,625,878
      Granted....................................................  2,667,754
      Exercised..................................................    (47,754)
      Forfeited..................................................   (757,239)
                                                                   ---------
      Outstanding on September 30, 2004..........................  7,488,639

      Weighted average exercise price of outstanding options.....      $1.62
      Shares available for future grants on September 30, 2004...  2,200,550


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

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill and charged to the Statement of Operations for the period ended March 31, 2004.


NOTE 4.   SOFTWARE PRODUCT TECHNOLOGY

In accordance with FASB 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company completed an assessment of the recoverability of the Cicero product technology, as of June 30, 2004. This assessment was performed due to the Company's continued operating losses and the limited software revenue generated by the Cicero technology over the past twelve to eighteen months. Currently, the Company is in negotiations with customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations have been in process for several months and expected completion of the transactions has been delayed, the Company has reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company has impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004. This charge, in the amount of $2,844, was recorded as software amortization for the period ended June 30, 2004.

Also in accordance with FASB 86, the Company completed an assessment of the recoverability of the Ensuredmail product technology, as of June 30, 2004. This assessment was completed due to the Company's revised cash flow projections from software revenue. These revised cash flow projections do not support the long-lived asset and accordingly the Company has impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004. This charge, in the amount of $154, was recorded as software amortization for the period ended June 30, 2004.


NOTE 5.   RESTRUCTURING CHARGES

As of August 2003, the Company settled litigation relating to excess facility costs which represented the Company's accrual for restructuring. Accordingly, the Company reversed the restructuring balance during the third quarter of 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of its Geneva software technology to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $401 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.


NOTE 6.    SHORT TERM CONVERTIBLE NOTES

During the quarter ended September 30, 2004, the Company entered into a series of secured promissory notes with certain warrant holders. The Notes bear interest at 12% per annum, are secured by certain intellectual property of the Company and mature on or about December 31, 2004. Total secured promissory notes outstanding as of September 30, 2004 is $768.

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

These obligations are included in Short-term debt on the Company's Balance Sheet as of September 30, 2004.


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

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement required that the Company deposit $1,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. On October 21, 2004, the Company received notification from the lead investors of their intent to redeem the escrow balance and surrender the equivalent amount of Series D preferred shares.

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                           2004         2003       2004        2003
                                                         --------    --------    --------    --------
Net loss, as reported ................................   $ (1,211)   $ (2,526)   $ (8,641)   $ (7,990)
Accretion of preferred stock .........................         --          --          --        (640)
                                                         --------    --------    --------    --------
Loss applicable to common stockholders, as adjusted ..   $ (1,211)   $ (2,526)   $ (8,641)   $ (8,630)
                                                         ========    ========    ========    ========
Basic and diluted loss per share:
Loss per share from continuing operations ............   $  (0.03)   $  (0.12)   $  (0.25)   $  (0.43)
Loss per share from discontinued operations ..........         --          --          --          --
                                                         --------    --------    --------    --------
Net loss per share applicable to common shareholders .   $  (0.03)   $  (0.12)   $  (0.25)   $  (0.43)

Weighted common shares outstanding - basic and diluted     37,253      21,371      34,334      20,104

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

                                                     SEPTEMBER 30,
                                                2004              2003
                                           --------------    --------------
Stock options, common share equivalent        7,488,639          5,742,544
Warrants, common share equivalent            18,482,625          6,880,418
Preferred stock, common share equivalent     14,062,137         16,893,174
                                           --------------    --------------
                                             40,033,401         29,516,136
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

The table below presents information about reported segments for the three months and nine months ended September 30, 2004 and 2003:

                                                           MESSAGING AND
                                        DESKTOP             APPLICATION
                                      INTEGRATION           ENGINEERING              TOTAL
                                   ------------------    ------------------    ------------------
                                   September 30, 2004    September 30, 2004    September 30, 2004
                                   ------------------    ------------------    ------------------
                                    Three      Nine       Three      Nine       Three       Nine
                                   Months     Months     Months     Months     Months      Months
                                    Ended      Ended      Ended      Ended      Ended       Ended
                                   -------    -------    -------    -------    -------    -------
Total revenue ..................   $   164    $   469    $     9    $    37    $   173    $   506
Total cost of revenue ..........       390      5,348         --        214        390      5,562
                                   -------    -------    -------    -------    -------    -------
Gross margin (loss) ............      (226)    (4,879)         9       (177)      (217)    (5,056)
                                   -------    -------    -------    -------    -------    -------
Total operating expenses .......       812      2,771         78        316        890      3,087
Segment profitability (loss) ...   $(1,038)   $(7,650)   $   (69)   $  (493)   $(1,107)   $(8,143)
                                   =======    =======    =======    =======    =======    =======

                                                           MESSAGING AND
                                        DESKTOP             APPLICATION
                                      INTEGRATION           ENGINEERING              TOTAL
                                   ------------------    ------------------    ------------------
                                   September 30, 2003    September 30, 2003    September 30, 2003
                                   ------------------    ------------------    ------------------
                                    Three      Nine       Three      Nine       Three       Nine
                                   Months     Months     Months     Months     Months      Months
                                    Ended      Ended      Ended      Ended      Ended       Ended
                                   -------    -------    -------    -------    -------    -------
Total revenue ..................   $   100    $   375    $    13    $    58    $   113    $   433
Total cost of revenue ..........     1,847      4,099         --         73      1,847      4,172
                                   -------    -------    -------    -------    -------    -------
Gross margin (loss) ............    (1,747)    (3,724)        13        (15)    (1,734)    (3,739)
                                   -------    -------    -------    -------    -------    -------
Total operating expenses .......     1,220      3,956         63        206      1,283      4,162
Segment profitability (loss) ...   $(2,967)   $(7,680)   $   (50)   $  (221)   $(3,017)   $(7,901)
                                   =======    =======    =======    =======    =======    =======

A reconciliation of total segment operating expenses to total operating expenses for the quarters ended September 30:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                        2004       2003       2004       2003
                                      -------    -------    -------    -------
Total segment operating expenses ..   $   890    $ 1,283    $ 3,087    $ 4,162
(Gain) on disposal of assets ......        (3)        (6)        (3)       (19)
Impairment of intangible assets ...        --         --        587         --
Restructuring .....................        --       (834)        --       (834)
                                      -------    -------    -------    -------
Total operating expenses ..........   $   887    $   443    $ 3,671    $ 3,309
                                      =======    =======    =======    =======

A reconciliation of total segment (loss) to loss before provision for income taxes for the quarters ended September 30:

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                 2004       2003       2004      2003
                                               -------    -------    -------    -------
Total segment loss .........................   $(1,107)   $(3,017)   $(8,143)   $(7,901)
Change in fair value of warrant
liability ..................................        --       (242)       198       (135)
Gain on disposal of assets .................         3          6          3         19
Impairment of intangible assets ............        --         --       (587)        --
Restructuring ..............................        --        834         --        834
(Loss) on closure of subsidiaries ..........        --         --         --       (499)
Interest and other income/(expense), net ...      (100)       (49)       (89)      (184)
                                               -------    -------    -------    -------
Total loss before income taxes .............   $(1,204)   $(2,468)   $(8,618)   $(7,866)
                                               =======    =======    =======    =======

The following table presents a summary of assets by segment:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2004     2003
                                                    ------   ------
        Desktop Integration .....................   $   18   $5,025
        Messaging and Application Engineering ...       --       --
                                                    ------   ------
        Total assets ............................   $   18   $5,025
                                                    ======   ======

NOTE 12.  CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against the Company in the normal course of business. In October 2003, the Company was served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered to the Company by one of its vendors. The amount in dispute is approximately $200 and is included in accounts payable. On May 12, 2004, this litigation was settled. Under the terms of the settlement agreement, the Company agreed to pay a total of $189 plus interest over a twenty-month period ending December 15, 2005. The current portion of this Note in the amount of $116 is included in Short Term Debt on the accompanying balance sheet.

In March 2004, the Company was served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. In October 2004, the Company settled this litigation. Under the terms of the settlement agreement the Company agreed to pay a total of $160 in equal installments over the next 24 months.

On August 5, 2004, the Company was notified that it was in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65. The Company does not plan on curing the default and has vacated the premises. In September, the Company reached a settlement agreement in which it agreed to pay a total of $200 in equal installments over the next twenty months. The Company has secured approximately 1,300 square feet of new office space located at 1433 State Highway 34, Farmingdale, New Jersey under a short term lease.

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

NOTE 13. SUBSEQUENT EVENTS

On October 12, 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company's Chairman and Chief Executive Officer, in the amount of $100. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company's common stock exercisable at $0.10. The warrants expire in three years.

On October 28, 2004, the Company entered into a loan agreement with Anthony Pizi, the Company's Chairman and Chief Executive Officer in the amount of $200. Under the terms of the agreement, the loan bears interest at 1% per month and is due December 15, 2004.

On November 12, 2004, the Company entered into another convertible loan agreement with Mark and Carolyn Landis, in the amount of $150. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,875,000 shares of our common stock and warrants to purchase 3,750,000 shares of the Company's common stock exercisable at $0.08. The warrants expire in three years.

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

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and nine months ended September 30, 2004 and 2003:

                                                           MESSAGING AND
                                        DESKTOP             APPLICATION
                                      INTEGRATION           ENGINEERING              TOTAL
                                   ------------------    ------------------    ------------------
                                   September 30, 2004    September 30, 2004    September 30, 2004
                                   ------------------    ------------------    ------------------
                                    Three      Nine       Three      Nine       Three       Nine
                                   Months     Months     Months     Months     Months      Months
                                    Ended      Ended      Ended      Ended      Ended       Ended
                                   -------    -------    -------    -------    -------    -------
Total revenue ..................   $   164    $   469    $     9    $    37    $   173    $   506
Total cost of revenue ..........       390      5,348         --        214        390      5,562
                                   -------    -------    -------    -------    -------    -------
Gross margin (loss) ............      (226)    (4,879)         9       (177)      (217)    (5,056)
                                   -------    -------    -------    -------    -------    -------
Total operating expenses .......       812      2,771         78        316        890      3,087
Segment profitability (loss) ...   $(1,038)   $(7,650)   $   (69)   $  (493)   $(1,107)   $(8,143)
                                   =======    =======    =======    =======    =======    =======

                                                           MESSAGING AND
                                        DESKTOP             APPLICATION
                                      INTEGRATION           ENGINEERING              TOTAL
                                   ------------------    ------------------    ------------------
                                   September 30, 2003    September 30, 2003    September 30, 2003
                                   ------------------    ------------------    ------------------
                                    Three      Nine       Three      Nine       Three       Nine
                                   Months     Months     Months     Months     Months      Months
                                    Ended      Ended      Ended      Ended      Ended       Ended
                                   -------    -------    -------    -------    -------    -------
Total revenue ..................   $   100    $   375    $    13    $    58    $   113    $   433
Total cost of revenue ..........     1,847      4,099         --         73      1,847      4,172
                                   -------    -------    -------    -------    -------    -------
Gross margin (loss) ............    (1,747)    (3,724)        13        (15)    (1,734)    (3,739)
                                   -------    -------    -------    -------    -------    -------
Total operating expenses .......     1,220      3,956         63        206      1,283      4,162
Segment profitability (loss) ...   $(2,967)   $(7,680)   $   (50)   $  (221)   $(3,017)   $(7,901)
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

Total revenues increased $60 or 53% for the quarter ended September 30, 2004 from the same period in 2003. For the nine months ended September 30, 2004, total revenues increased $73 or approximately 17% over the same period of the previous year. The increase in revenues, was primarily the result of a pilot program the Company recently completed with one major company and an initial installation with another major company. The Company believes that these programs will lead to future deployment of its Cicero software. Despite these two engagements, the Company continues to struggle for market acceptance. The Company believes that there are a number of factors that contribute including the relatively new category for the product, the environment for IT spending as well as the fragility of the Company's financial condition. While the Company is actively pursuing strategic partners to resell the product and the Company has made significant progress on displaying the products' capabilities to targeted customers, there is no assurance that the Company will be successful in this endeavor. Gross margin/(losses) were (125)% for the quarter ended September 30, 2004 and (1,535)% for the quarter ended September 30, 2003. The overall decline in the gross margin losses is attributable to the impairment of the unamortized portion of the Cicero software technology as of June 30, 2004.

SOFTWARE PRODUCTS. Software margin/(losses) were (622)% for the quarter ended September 30, 2004 and (17,156)% for the quarter ended September 30, 2003. The decrease in cost of software was primarily due to the impairment to the Cicero technology of approximately $2,844 which was recorded during the period ending June 30, 2004.

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

MAINTENANCE. Maintenance revenue for the quarter ended September 30, 2004 decreased by approximately 5% or $4 as compared to the similar quarter for 2003. For the nine months ended September 30, 2004, maintenance revenue declined by $25 or approximately 10% over the same period of the previous year. The decline in overall maintenance revenues is primarily due to the termination of one maintenance contract for the Geneva Integration Broker product within the Messaging and Application Engineering segment.

The Desktop Integration segment accounted for approximately 97% of total maintenance revenue for the quarter. The Messaging and Application Engineering segment accounted for approximately 3% of total maintenance revenues. The increase in the Desktop Integration maintenance as a percentage of the total is primarily due to amortization of deferred maintenance revenues that resulted from 2003 maintenance contracts.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company's software products. Gross margin (loss) on maintenance products for the quarters ended September 30, 2004 and September 30, 2003 was (18)%, and (24%), respectively.

The Desktop Integration segment had a negative gross margin on maintenance revenues of 22% for the quarter ended September 30, 2004. The Messaging and Application Engineering segment incurred no cost of maintenance resulting in a gross margin of approximately 100% for the quarter.

Maintenance revenues are expected to increase in the Desktop Integration segment and increase slightly in the Messaging and Application Engineering segment. The cost of maintenance should remain constant for the Desktop Integration segment and the Messaging and Application Engineering segment.

SERVICES. The Company recognized $88 services revenue for the quarter ended September 30, 2004, an increase of $64 or approximately 267% over the same period of the previous year. For the nine months ended September 30, 2004, the Company recognized service revenues of $167 or an increase of $69 over the same period in the previous year. The increase in service revenues for the quarter and then year to date is the result of two engagements during the current period; one for a pilot program and the other a small deployment. Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should be insignificant as the majority of the relevant products are commercial off-the-shelf applications.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margins (losses) were (167)% for the quarter ended September 30, 2004 and (713)% for the quarter ended September 30, 2003.

SALES AND MARKETING. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 30% or approximately $113 for the quarter ended September 30, 2004. For the nine months ended September 30, 2004, sales and marketing expense amounted to $940, a decrease of $490 or 34% over the same period of the previous year. The overall decline in sales and marketing expenses is due to a reduction in the Company's sales and marketing workforce and sales compensation structure. Specifically, the Company reduced its headcount within sales and marketing by two employees and changed the compensation structure to lower fixed costs and increased variable success-based costs.

The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

RESEARCH AND DEVELOPMENT. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by 7% or approximately $18 in the three months ended September 30, 2004 as compared to the same period in 2003. For the nine months ended September 30, 2004, research and development expenses amounted to $882 or an increase of $109 over the same period of the previous year. The increase in costs in 2004 reflects the additional costs of encryption technology development personnel as well certain other costs being reclassified for overhead purposes.

The Company intends to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended September 30, 2004 decreased by 46% or $298 over the same period in the prior year. For the nine months ended September 30, 2004, general and administrative expenses amounted to $1,265 or a decrease of $694 or a decrease of 35% over the same period of the previous year. The reason for the decrease in costs is the reduction of IT service staff who have been reclassified to cost of support and an overall reduction in the costs of business fees.

General and administrative expenses are expected to decrease slightly going forward as the Company continues to create certain efficiencies and consolidations.

RESTRUCTURING. At June 30, 2003, the Company's accrual for restructuring was $515, which was primarily comprised of excess facility costs and which the Company believed represented its remaining cash obligations for the restructuring changes. In August 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company reversed the restructuring balance during the fourth quarter of 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $401 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of September 30, 2004 has been determined using valuation techniques consistent with the valuation performed as of December 31, 2003 and recorded as a warrant liability. As of September 30, 2004, the Company has calculated that no warrant liability exists.

PROVISION FOR TAXES. The Company's effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and third quarters of 2004 or 2003. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

SEGMENT PROFITABILITY. Segment profitability represents loss before income taxes, interest and other income (expense), amortization of goodwill, restructuring charges, gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the three and nine months ended September 30, 2004 was approximately ($1,107) and ($8,143) respectively, as compared to ($3,017) and ($7,901), respectively, for the three and nine months ended September 30, 2003. The increase in the loss before income taxes, interest and other income and expense, restructuring charges, and gain or loss on sale of assets for the nine months ended September 30, 2004 is primarily attributable to the impairment charges to the software technology taken in the second quarter of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

OPERATING AND INVESTING ACTIVITIES

The Company generated $18 of cash for the nine months ended September 30, 2004.

Operating activities utilized approximately $2,600 of cash, which was primarily comprised of the loss from operations of approximately $8,600, offset by non-cash charges for depreciation and amortization of approximately $4,300, an impairment of goodwill from the acquisition of the Ensuredmail technology in the amount of approximately $600, offset by the impact of a non-cash adjustment to the fair value of a warrant liability in the amount of $200. In addition, the Company's cash increased by approximately $300 from the reduction in prepaid expenses and other assets, approximately $100 for an increase in deferred revenues from maintenance contracts and approximately $800 for the increase in accounts payable and accrued expenses, primarily from an increase in deferred salaries and other compensation.

The Company generated approximately $2,600 in cash during the nine months ending September 30, 2004 from financing activities from the proceeds of an additional round of investment from several new investors totaling $1,200, $100 in proceeds from the exercise of warrants, an increase in net short-term borrowings of $1,600, offset by repayments of the Company's short-term debt in the amount of $300.

By comparison, in 2003, the Company utilized approximately $100 in cash during the nine months ended September 30, 2003.

Operating activities utilized approximately $3,700 of cash, which was primarily comprised of the loss from operations of $8,000, offset by non-cash charges for depreciation and amortization of approximately $2,400 and approximately $700 for impairment of software technology. In addition, the Company generated $1,400 in cash through a reduction in accounts receivable, offset by $600 in fulfillment of its obligations to its creditors through its accounts payable and other accrued liabilities. The significant reduction in accounts receivable is the result of the reduction in overall revenues in the Desktop Integration segment from the last quarter of 2002.

The Company generated approximately $2,700 in cash during the first nine months of 2003 from financing activities from the proceeds of the sale of Series D Preferred Stock of approximately $3,500 offset by cash held in escrow of $775 and a reduction in the Company's short term debt in the amount of $300.

FINANCING ACTIVITIES

The Company funded its cash needs during the quarter ended September 30, 2004 with cash on hand from June 30, 2004, with the cash realized from a private placement of its common stock and with the cash received from short-term secured promissory notes.

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

During the quarter ended September 30, 2004, the Company entered into a series of secured promissory notes with certain warrant holders. The Notes bear interest at 12% per annum, are secured by certain intellectual property of the

Company and mature on or about December 31, 2004. Total secured promissory notes outstanding as of September 30, 2004 is $768.

The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 2.2% at June 30, 2004), interest on which is payable quarterly. There are no financial covenants. In September 2004, the Company reached an agreement with Liraz Systems Ltd. ("Liraz"), the guarantor of the term loan, to extend the maturity date of the term loan until November 15, 2005. In consideration for the extension of the guaranty, the Company agreed to issue Liraz a total of 3,942,000 shares subject to Shareholder approval.

The Company has incurred losses of approximately $10,000 and $18,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2004 the Company incurred an additional loss of approximately $8,600 and has a working capital deficiency of approximately $8,900. The Company's future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company's operations for the next twelve months, the Company is actively promoting and expanding its product line and has entered into preliminary sales negotiations with customers that have begun the "proof of concept" stage. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market's knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity and it has recently completed a private financing round wherein it raised approximately $1,200 of new funds from several investors. In addition, the Company has announced a Plan of Reorganization in which it anticipates that it will be able to raise up to $1.7M of new funds. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.

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

In March 2004, the Company was served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. In October 2004, the Company settled this litigation. Under the terms of the settlement agreement the Company agreed to pay a total of $160 in equal installments over the next 24 months.

On August 5, 2004, the Company was notified that it was in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65. The Company does not plan on curing the default and has vacated the premises. In September 2004, the Company reached a settlement agreement in which it agreed to pay a total of $200 in equal installments over the next twenty months.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 EXHIBIT
   NO.                               DESCRIPTION
 -------                             -----------

  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

  32.1 Certification of Anthony C. Pizi and John P. Broderick pursuant to 18 USC ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


(b) Reports on Form 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LEVEL 8 SYSTEMS, INC.


                                             By: /s/ Anthony C. Pizi
                                                 ----------------------
                                             Anthony C. Pizi
                                             Chief Executive Officer
                                             Date: November 15, 2004