Form 10-K
period 2004-12-31
LEVEL 8 SYSTEMS INC
filed 2005-03-17
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from   to

Commission File Number: 0-26392

LEVEL 8 SYSTEMS, INC.
(Exact name of registrant as specified in its character)

Delaware	11-2920559
(State of incorporation)	(I.R.S. Employer Identification No.)

1433 State Highway 34, Building C, Farmingdale, New Jersey 07727
(Address of principal executive offices, including Zip Code)

(732) 919-3150
(Registrant’s telephone number, including area code)
_____________

Securities registered pursuant to Section 12(b) of the Act:	NONE
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $5,695,050.

There were 43,441,917 shares of Common Stock outstanding as of March 1, 2005.

LEVEL 8 SYSTEMS, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2004

PART I

Item 1.  Business

Overview

Level 8 Systems, Inc. (the “Company” or “Level 8”) provides next generation software application integration products and services that are based on open technology standards, and are licensed to a wide range of customers. Level 8 helps organizations leverage their extensive system and business process technology investments, increase operational efficiencies, reduce costs and strengthen valued customer relationships by uniting disparate applications, systems, information and business processes.

The Company’s focus is on the growing desktop integration and business process automation market with our Cicero® product. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates systems and applications that would not otherwise work together. Cicero offers a proven, innovative departure from traditional, costly and labor-intensive approaches to application integration that enables clients to transform applications, business processes and human expertise into a seamless, cost effective business solution that provides a cohesive, task-oriented and role-centric interface that works the way people think.

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

Cicero is engineered to harness diverse business applications and shape them to more effectively serve the people who use them. Cicero provides an intuitive development environment, which simplifies the integration of complex multi-platform applications. Cicero provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. Cicero streamlines all activities by providing a single, seamless user interface for simple access to all systems associated with a task. Cicero enables automatic information sharing among line-of-business applications and tools. Cicero is ideal for deployment in contact centers where its highly productive, task-oriented user interface promotes user efficiency.

Until October 2002, we also offered products under our Geneva brand name to provide organizations with systems integration. Our systems integration products included Geneva Enterprise Integrator and Geneva Business Process Automator. These products were sold to EM Software Solutions Inc. in October 2002.

Level 8 Systems, Inc. was incorporated in New York in 1988, and re-incorporated in Delaware in 1999. Our principal executive offices are located to 1433 State Highway 34, Building C, Farmingdale, New Jersey 07727 and our telephone number is (732) 919-3150. Our web site is located at www.level8.com.

In the following narrative, all dollar amounts are in thousands.

Strategic Realignment

Historically, Level 8 Systems, Inc. has been a global provider of software solutions to help companies integrate new and existing applications as well as extend those applications to the Internet. This market segment is commonly known as “Enterprise Application Integration” or “EAI.” Historically, EAI solutions work directly at the server or back-office level allowing disparate applications to communicate with each other.

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

In connection with executing our strategic realignment and focusing on Cicero, we have restructured our business, reduced our number of employees and, in the fourth quarter of 2002, sold the remaining assets associated with our Enterprise Application Integration products. For the past three years, management made operating decisions and assessed performance of the Company’s operations based on the following reportable segments: (1) Desktop Integration (Cicero), (2) System Integration (Geneva Enterprise Integrator and Geneva Business Process Automator) and (3) Messaging and Application Engineering (Ensuredmail, Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC and Geneva AppBuilder). We have sold most of the assets comprising the Messaging and Application Engineering Products segment and all of the assets in the Systems Integration segment. The Company has recognized the Systems Integration segment as a discontinued business and, accordingly, has reclassified those assets and liabilities and segregated the results of operations under gain or loss from a discontinued business on the accompanying statement of operations. As such, the Systems Integration segment has been eliminated. Ensuredmail and Geneva Integration Broker are the current software products represented in the Messaging and Application Engineering segment.

The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero, which has limited success in commercial markets to date. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2004, the Company had a working capital deficiency of approximately $10,255. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers who have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the Company’s financial viability. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. On December 31, 2004, the Company completed a Note and Warrant Offering wherein it has raised a total of approximately $1,615. Under the terms of the Offer, warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. Upon approval of the recapitalization merger at a Shareholders meeting in early 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. These funds were used to finance the operations of the Company.

The Company has closed a strategic acquisition of an encryption technology asset in January 2004 and a private placement of its common stock wherein it has raised approximately $1,247. The Company expects that increased revenues will reduce its operating losses in future periods; however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

Market Opportunity

Desktop Integration Segment Products - Cicero

Our target markets for Cicero are the customer contact centers of large consumer oriented businesses, such as in the financial services, insurance and telecommunications industries. Large scale customer contact centers are characterized by large numbers of customer service agents that process phone calls, faxes, e-mails and other incoming customer inquiries and requests. Our goal is to automate business processes and applications, which greatly increase the efficiency of customer service agents in our target markets, thereby lowering operating costs and increasing customer retention and satisfaction. This increased efficiency is attained in a non-invasive manner, allowing companies to continue using their existing applications in a more productive manner.

Generally, managers of customer contact centers are under pressure to provide increased customer service at the lowest possible cost while dealing with high employee turnover and training costs. Some of the primary challenges faced by customer contact centers include:

•
Customer Service. Currently, most customer contact centers require multiple transfers to different agents to deal with diverse customer service issues. A one call, one contact system enhances customer service by streamlining business processes and responsibilities, avoiding these multiple transfers. Ideally, the customer service agent provides customers with multi-channel customer interfaces with timely access to all required information to provide service. Customer service is one of the primary metrics on which contact centers are evaluated by management. Improving customer service through simplified processes and having access to additional information in an integrated environment also provides opportunities to cross-sell other products.

•
Contact Center Staffing. The contact center industry is characterized by high training costs, operational complexity, continuous turnover and increasing costs per call. These difficulties stem from increased competition, higher customer expectations, the ever-increasing complexity and diversity of the business applications used by customer service agents, and pressure to decrease training time and increase the return on investment in customer service agents.

•
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

Our Solution

We were previously a provider of software that integrates an enterprise’s applications at the server level so that disparate applications can communicate with each other. Based on our experience in the EAI industry, we determined that a compelling product would be one that integrates disparate applications at a visual level in addition to at the server level. As a result, we proceeded to procure an exclusive license to develop and market Cicero. Cicero was developed internally by Merrill Lynch to increase the efficiency of 30,000 employees that have daily contact with Merrill Lynch customers. Since then, Cicero has been completely re-implemented to provide increased functionality and much more powerful integration capabilities. When coupled with our existing technologies or with solutions from other EAI vendors, Cicero becomes a comprehensive business solution and provides our customers with a front-to-back integrated system that appears as a single application to the end-user.

Cicero is a software product that allows companies to integrate their existing applications and processes into a seamless integrated desktop. Cicero subordinates and controls most Windows-based applications and provides a seamless environment with a consistent look and feel. The end-user can navigate any number of applications whether local, client-server, mainframe legacy or web-browser in a consistent and intuitive way that is completely customizable by their firm.

The Cicero solution provides the following key features:

•
 Integrated End-User Environment. The end-user can use all of the applications necessary for his or her job function from a single environment with a consistent look and feel. Cicero integrates the execution and functionality of a variety of custom or packaged applications simplifying navigation and sharing of data between those applications. If a software product is designed to provide output into a Windows environment, Cicero can subordinate its presentation and control it through the Cicero environment. In addition, Cicero can guide the user by providing assistance in tasks consisting of multiple steps, and make additional information accessible without any extra effort on the user’s part. Furthermore, Cicero can enforce steps to be performed in a particular order, so as to enforce conformance with regulations, such as HIPAA, across multiple applications, or when an older, non-conformant application needs to be used in such an environment.

•
 Information Center - The Information Center is a customizable hub of critical information that facilitates the effective execution of processes and minimizes the need to enter frequently accessed information repeatedly. The Cicero Information Center provides a configurable information hub to enable end users to interact with selected applications on a continuous basis and access real time information. The Information Center is frequently used to support incoming message alerts, scrolling headlines, key operational statistics, interaction with Integrated Voice Response systems, and real-time video. Any information that is time-sensitive or actionable can be displayed side-by-side with the currently selected application page and information can be readily exchanged between the Information Center and other applications.

•
 Context Sharing - Cicero’s unique, patented architecture enables just the right information in any workstation application to be shared with the other applications that need it. Cicero’s context-sharing Application Bus largely eliminates the need for re-keying customer data, simplifies customer information updates, and reduces errors and re-work. It also allows one subordinated application to perform processing based on a change in another application, thus causing applications to work together without end-user intervention.

•
 Advanced Integration Architecture - Cicero is a sophisticated application integration platform that subordinates and controls and non-invasively integrates any applications with a “footprint” in the Windows environment. Cicero’s publish-and-subscribe bus architecture provides for efficient inter-application communication. Its event management capabilities allow applications to respond to events that occur within unrelated applications, making the integration more responsive. Cicero extends the usefulness and life span of legacy architectures and provides a common architecture for events across all platforms. Applications are integrated using Cicero Studio, a visual integration tool that allows applications to be quickly integrated. Integrators are not required to understand the details of the underlying technology when integrating an application. Cicero also supports open platform architecture for communication and interoperability, native scripting languages and XML. Both Cicero and Cicero Studio are designed to be extensible, allowing extensions to new environments by using well-defined plug-ins. Cicero can also present components or elements of integration as Web Services and incoming Web Services requests can initiate Cicero processes without requiring any action by a user.

•
 Management Tools. Comprehensive tools are built into the system for version management, automatic component updates and user preference configuration. Remote control and diagnostic tools are integrated to provide off-site help desk and troubleshooting personnel with access to assist them in their support duties. In addition, built-in trace and history mechanisms allow user’s management to obtain operational information that can detail users’ activities or point out operational problems.

Deployment of the Cicero solution can provide our customers with the following key benefits:

•
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

•
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

•
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

•
 Deliver Best in Class Customer Service. Increasing customer service is one of the primary methods by which a company in highly competitive customer-focused industries such as financial services can differentiate itself from its competition. By increasing the efficiency and training level of its agents, decreasing average time per call and increasing effective cross-selling, the Cicero enabled contact center presents its customers with a more intimate and satisfying customer service experience that can aid in both customer retention and as a differentiator for customer acquisition.

•
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

•
 Support a Broad Range of Applications, Platforms and Standards. The IT departments of larger enterprises need solutions to integrate a broad array of applications and platforms using a wide variety of industry standards to provide required functionality. The Cicero solution provides visual application integration solutions that support common industry standards and can handle a wide array of disparate applications and data types while operating on a Windows NT, Windows XP or Windows 2000 platform. The Cicero solution can be used to link custom or packaged applications together regardless of the tools or programming language used to create the application by integrating those applications at the presentation level.

•
 Ease of Implementation and Enhanced Information Technology Productivity. The Cicero solution allows customers to create comprehensive data transformation and information exchange solutions without the need for non-standard coding. Our products provide pre-built adapters for a wide variety of different systems that are pre-programmed for transforming data into the format required by that system and transporting it using the appropriate transport mechanism. This greatly simplifies and speeds implementation of new solutions into the deployed Cicero framework. For instance, while in operation at Merrill Lynch, Cicero was updated to include software for Siebel Systems over a period of only two days when Merrill Lynch decided to implement the Siebel Systems solution. The Cicero solution allows our target markets to rapidly integrate new and existing applications with little or no customization required.

Our Strategy

Our short-term goal is to be the recognized global leader in providing complete desktop level application integration to the financial services industry. The following are the key elements of our strategy:

•
 Leverage Our Existing Customers and Experience in the Financial Services Industry. We have had success in the past with our Geneva products in the financial services industry. We intend to utilize these long-term relationships and our understanding of the business to create opportunities for sales of the Cicero solution.

•
 Build on Our Successes to Expand into New Markets. Our short-term goal is to gain a significant presence in the financial services industry with the Cicero solution. The financial services industry is ideal for Cicero because each entity has a large base of installed users that use the same general groups of applications. However, Cicero can be used in any industry that needs to integrate applications and processes such as telecommunications and insurance. Additionally, we believe that state and local governments, first responders and defense agencies are excellent target markets for integration of legacy applications.

•
Develop Strategic Partnerships. The critical success factor for customers implementing Customer Relationship Management (CRM) solutions in their contact centers is to have the right balance of technology and service provision. Similarly, penetration into the government market requires alliances with proven government system integrators and suppliers. We are implementing a tightly focused strategic teaming approach with a selected group of well-known consultancy and systems integration firms that specialize in financial services, government and eCRM integrated solutions. Leveraging these organizations, who will provide such integration services as architecture planning, technology integration and business workflow improvement, allows us to focus on core application system needs and how Cicero best addresses them, while our partners will surround the technology with appropriate industry and business knowledge.

•
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

•
 Utilize Market Analyses to Demonstrate Tangible Return-On-Investment results. Most contact centers benchmark their operational and services levels against established industry norms. Metrics such as average waiting time in the call queue, call abandonment rates, after call service work and percentage of one-call completion are typically measured against norms and trends. We believe that use of Cicero will provide tangible, demonstrable improvements to these metrics. In addition, Cicero can integrate applications and processes more efficiently than other competing solutions. This reduces costs to customers and provides a faster ROI than competing products.

•
Augment our product line with complementary product offerings. In this area, we use three strategies. The first is to acquire, when possible, complementary products that can be sold on their own, and can also complement the Cicero product offering. In this area, we have acquired the Ensuredmail product, which has been licensed both on its own, as well as in conjunction with Cicero. The second strategy is to develop Cicero connectors that facilitate the integration of existing products under Cicero. Some of these connectors may be delivered along with Cicero, while others may be licensed under separate product codes. The third strategy is to develop Cicero-powered solutions that address specific business challenges. These solutions such as our CTI Integrator not only address specific integration problems but also provide us with an opportunity to cross sell Cicero for additional future integration.

Products

Desktop Integration Segment Products - Cicero

Level 8’s Cicero software runs on Windows NT, Windows XP, and Windows 2000 and organizes applications in a flexible graphical configuration that keeps all the application functionality that the user needs within easy reach. For instance, selecting a “memo” tab might cause a Microsoft Word memo-template to be created within the Cicero desktop. The end-user need not even know that Microsoft Word has been invoked to create the memo. Moreover, a customer-tracking database can be linked with a customer relationship management software package. Virtually any application that is used can be integrated under Cicero and be used in conjunction with other applications.

The patented Cicero technology, as exclusively licensed from Merrill Lynch, consists of several components: The Event Manager, a Component Object Model (COM)-based messaging service; The Context Manager, which administers the "publish and subscribe" protocols; a Graphical User Interface (GUI) manager which allows applications to be presented to the user in one or more flexible formats selected by the user organization, and Cicero Studio, which allows applications to be integrated mostly using a point-and-click methods. Cicero incorporates an Application Bus with underlying mechanisms to handle the inter-application connections. There are additional tools that provide ancillary functions, such as integrator tools and tools to view history and traces.

Cicero provides non-intrusive integration of desktop and web applications, portals, third-party business tools, and even legacy mainframe and client server applications, which co-exist and seamlessly share their information. Cicero's non-invasive technology means that clients don't risk modifying either fragile source code or sensitive application program interfaces - and they can easily integrate applications where they do not have access to the source code, such as web services, off-the-shelf applications, and legacy systems.

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

Cicero is an ideal product for large customer contact centers. We believe that Cicero, by combining ease of use, a shorter learning curve and consistent presentation of information will allow our clients to leverage their existing investments in Customer Relationship Management or CRM applications and further increase customer service, productivity, return on investment and decrease costs across the contact center.

Cicero is also the ideal product for many office workers who repetitively need to share information between different applications. Cicero improves worker efficiency and reduces the number of mistakes. It can also enforce rules for such workers, ensuring they comply with business regulations, such as HIPAA.

Cicero CTI Integrator

   Cicero CTI Integrator enables contact centers to easily and quickly integrate their existing CTI applications with any application running on contact center desktops without modification of the underlying source code. This innovative solution works with existing applications including legacy systems and delivers real time efficiencies in terms of reducing key-strokes and errors while enhancing customer satisfaction.

   Cicero CTI is targeted at contact centers that do not have the ability to integrate their computer telephony and customer relationship management software. The product offers entry-level integration within the contact center and is capable of upgrading to the complete Cicero solution.

Messaging and Application Engineering Segment Products

Ensuredmail

 Ensuredmail is an off-the-shelf package that provides encrypted e-mail capabilities. It provides all the advantages of encryption, such as security, proof-of-delivery and non-repudiation of origination. The recipient of an Ensuredmail message does not need to be an Ensuredmail licensee. When an Ensuredmail user sends a message to another user, the recipient receives instead an e-mail message containing a link to a web site. Clicking on the link starts on the recipient’s machine a process downloads the encryption software, if needed, and the message. The recipient must provide a password to decrypt and read the message. When both sender and recipient are licensees, then the process is simpler and more automated. Ensuredmail can work alongside generally available e-mail servers, such as Microsoft Exchange, and augment them. The client components can work within commonly available packages, such as Microsoft Outlook, or even AOL. Organizations typically use a server-based Ensuredmail implementation, whereas individuals can use a person to person variation.

Ensuredmail is FIPS140-1 certified, and in use by agencies of the Federal Government, in addition to private sector organizations.

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

Consulting Services

We offer consulting services around our product offerings in project management, applications and platform integration, application design and development and application renewal, along with expertise in a wide variety of development environments and programming languages. We also have an active partner program in which we recruit leading IT consulting and system integration firms to provide services for the design, implementation and deployment of our solutions. Our consulting organization supports third party consultants by providing architectural and enabling services.

Customers

Approximately 30,000 Merrill Lynch personnel are currently using the Cicero technology. We licensed the Cicero technology from Merrill Lynch during 2000 and have developed it to initially sell to the contact center industry. Our significant customers include Nationwide Financial Services, Arvato Services, a division of Bertlesmann A.G., Bank of America, Convergys, Science Applications International Corporation (SAIC) and IBM.

Bank of America and Nationwide Financial Services individually accounted for more than ten percent (10%) of our operating revenues in 2002. In 2003, Bank of America, Nationwide Financial Services, and Gateway Electronic Medical Management Systems (GEMMS) each accounted for more than ten percent (10%) of our operating revenues. In 2004, Bank of America, Convergys, IBM, Nationwide Financial Services and SAIC each accounted for more than ten percent (10%) of our operating revenue.

Sales and Marketing

Sales

  An important element of our sales strategy is to expand our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we will jointly sell and implement Cicero solutions with strategic partners such as systems integrators and embed Cicero along with other products through OEM relationships. Level 8 will provide training and other support necessary to systems integrators and OEMs to aid in the promotion of our products. To date we have signed partner agreements with Science Applications International Corporation, (SAIC), ThinkCentric, Hewlett Packard, House of Code, Titan Systems Corporation, Silent Systems, Inc., ADPI LLC, Arvato Services, a division of Bertlesmann A.G, Gateway Electronic Medical Management Systems (GEMMS), Genesis Technology Group, Inc., Global Monitoring Systems LLC, Plan B Technologies, Inc. Pyxislink, Gini Corporation, and Centrix Communications Services S.p.A.

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

Our marketing functions include product marketing, marketing communications and strategic alliances. We utilize focused marketing programs that are intended to attract potential customers in our target vertical industries and to promote Level 8 and our brands. Our programs, while limited by financial resources, are specifically directed at our target market such as , public relations campaigns, focused trade shows and web site marketing, while devoting resources to supporting the field sales team with quality sales tools and collateral. As product acceptance grows and our target markets increase, we will shift to broader marketing programs.

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

We incurred research and development expense of approximately $1,100, $1,000, and $1,900, in 2004, 2003, and 2002, respectively. The decrease in research and development costs in 2003 as compared with 2002 is the result of the impact of the closing of the Berkeley, California facility in June 2002. The Company had a significant decrease in research and development costs in 2002 as a result of the sale of the Geneva AppBuilder line of business in October 2001. Approximately 100 employees, including the Geneva AppBuilder software development group, were transferred to the purchaser at that time.

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

Competition

The provision of custom contact center integration software includes a large number of participants in various segments, is subject to rapid changes, and is highly competitive. These markets are highly fragmented and are served by numerous firms, many of which address only specific contact center problems and solutions. Clients may elect to use their internal information systems resources to satisfy their needs, rather than using those offered by Level 8.

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

•
Portal software offers the ability to aggregate information at a single point, but not the ability to integrate transactions from a myriad of information systems on the desktop. Plumtree is a representative company in the Portal market.

•
Middleware software provides integration of applications through messages and data exchange implemented typically in the middle tier of the application architecture. This approach requires modification of the application source code and substantial infrastructure investments and operational expense. Reuters, TIBCO and IBM MQSeries are representative products in the middleware market.

•
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

Intellectual Property

Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Merrill Lynch holds a patent with respect to the Cicero technology. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. We use the registered trademarks “Level 8 Systems”, “Cicero”, “Ensuredmail”, and the trademarks “Level 8”, “Level 8 Technologies”, and “Geneva Integration Broker”.

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

Employees

As of December 31, 2004, we employed 29 employees. Our employees are not represented by a union or a collective bargaining agreement.

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

Market Risk

The Company was delisted from the NASDAQ SmallCap market effective January 23, 2003. The Company’s common stock presently is quoted on the Over-the-Counter Bulletin Board.

Item 2.  Properties

Our corporate headquarters is located in approximately 1,300 square feet in Farmingdale, New Jersey under a lease expiring in August 2005. The United States operations group and administrative functions are based in offices of approximately 2,956 square feet in our Cary, North Carolina office pursuant to a lease expiring in 2006. The research and development and customer support groups are located in the Farmingdale, New Jersey and Cary, North Carolina facilities.

Item 3.  Legal Proceedings

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545, of which the current unpaid principal portion is approximately $370 and it matures in December 2007. We assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and have recognized a long-term liability in the amount of $131.

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors. The amount in dispute was approximately $200 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation. Under the terms of the settlement agreement, we agreed to pay a total of $189 plus interest over a 19-month period ending November 15, 2006.

In March 2004, we were served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. In October 2004, we reached a settlement agreement wherein we agreed to pay $160 over a 24-month period ending October 2006.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200 over a 20-month period ending July 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant's Common Stock and Related Shareholder Matters.

  Our common stock has been traded on the Nasdaq National Market under the symbol ''LVEL” from 1996 until December 23, 2002. From December 24, 2002, until January 23, 2003, our common stock traded on the Nasdaq SmallCap Market. As of January 23, 2003, our common stock was delisted from the Nasdaq SmallCap Market and is currently quoted on the over-the-counter bulletin board. We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends for common stock in the foreseeable future. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2004 and 2003.

	2004		2003
Quarter	High	Low	High	Low
First	$ 0.45	$ 0.35	$ 0.40	$ 0.15
Second	$ 0.39	$ 0.12	$ 0.35	$ 0.24
Third	$ 0.17	$ 0.09	$ 0.77	$ 0.24
Fourth	$ 0.14	$ 0.05	$ 0.48	$ 0.28

  The closing price of the common stock on December 31, 2004 was $0.13 per share. As of March 1, 2005 we had 212 registered shareholders of record.

Recent Sales of Unregistered Securities

  In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger at a Shareholders meeting in early 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. In addition, those warrant holders who elected to convert the first $1,000 of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero, Inc.

  As of December 31, 2004, the Company has raised a total of $1,548 from the Note and Warrant Offering. An additional $67 was in transit to the Company on December 31, 2004 resulting in a total raised of $1,615. If the merger proposal is not approved, the Notes will immediately become due and payable.

 Item 6. Selected Financial Data.

  The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

  See Item 7 for a discussion of the entities included in operations.

	Year Ended December 31, (in thousands, except per share data)
	2000	2001	2002	2003	2004
SELECTED STATEMENT OF OPERATIONS DATA
Revenue	$83,729	$17,357	$3,101	$530	$775
Loss from continuing operations	$(28,367)	$(58,060)	$(13,142)	$(9,874)	$(9,731)
Loss from continuing operations per common share - basic and diluted	$(2.10)	$(3.70)	$(0.75)	$(0.54)	$(0.28)
Weighted average common and common equivalent shares outstanding- basic and diluted	14,019	15,958	18,877	21,463	35,982

	At December 31,
	2000	2001	2002	2003	2004
SELECTED BALANCE SHEET DATA
Working capital (deficiency)	$28,311	$(4,529)	$(6,254)	$(6,555)	$(10,255)
Total assets	169,956	35,744	11,852	5,362	530
Long-term debt, including current maturities	27,133	4,845	2,893	2,756	5,444
Senior convertible redeemable preferred stock	--	--	--	3,355	1,367
Stockholders' equity (deficiency)	117,730	13,893	1,653	(6,103)	(11,857)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations, (dollars in thousands, except share and  per share amounts).

General Information

Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with our Cicero software product. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

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

This discussion contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See ''Item 1. Business—Forward Looking and Cautionary Statements.''

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

Business Strategy

  For the past three years management made operating decisions and assessed performance of the Company’s operations based on the following reportable segments: (1) Desktop Integration, (2) System Integration and (3) Messaging and Application Engineering. As noted above, the assets comprising the System Integration segment were identified as being held for resale and accordingly, the results of operations have been reclassified to gain or loss from a discontinued business and no segment information is presented.

  The principal product in the Desktop Integration segment is Cicero. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications, while renovating or rejuvenating older legacy systems by making them usable in the business processes.

  The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker, and Ensuredmail. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. Ensuredmail is an encrypted email technology that can reside on either the server or the desktop.

Results of Operations

  The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue.

	Year Ended December 31,
	2004	2003	2002
Revenue:
Software	30.8%	19.3%	48.1%
Maintenance	39.5%	59.6%	18.4%
Services	29.7%	21.1%	33.5%
Total	100.0%	100.0%	100.0%

Cost of revenue:
Software	577.8%	783.4%	238.5%
Maintenance	49.3%	70.4%	5.8%
Services	131.0%	171.3%	29.0%
Total	758.1%	1,025.1%	273.3%

Gross margin (loss)	(658.1)%	(925.1)%	(173.3)%

Operating expenses:
Sales and marketing	140.4%	317.0%	90.6%
Research and product development	143.3%	191.9%	61.3%
General and administrative	196.4%	482.6%	126.9%
Impairment of intangible assets	75.7%	0.0%	0.0%
(Gain)/loss on disposal of assets	(0.6)%	78.3%	14.9%
Restructuring, net	0.0%	(157.4)%	41.9%
Total	555.2%	912.4%	335.6%

Loss from operations	(1,213.3)%	(1,837.5)%	(508.9)%
Other income (expense), net	(42.3)%	(25.5)%	80.1%
Loss before taxes	(1,255.6)%	(1,863.0)%	(428.8)%
Income tax provision (benefit)	0.0%	0.0%	(5.0)%

Loss from continuing operations	(1,255.6)%	(1,863.0)%	(423.8)%
Loss from discontinued operations	(3.9)%	(24.9)%	(162.5)%
Net loss	(1,259.5)%	(1,887.9)%	(586.3)%

The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

	2004	2003	2002
United States	98%	90%	96%
Europe	2%	9%	4%
Other	--	1%	--
Total	100%	100%	100%

The table below present’s information about reported segments for the twelve months ended December 31, 2004, 2003, and 2002:

	Desktop Integration	Messaging/Application Engineering	TOTAL
2004:
Total revenue	$707	$68	$775
Total cost of revenue	5,662	213	5,875
Gross margin (loss)	(4,955)	(145)	(5,100)
Total operating expenses	3,348	373	3,721
Segment profitability (loss)	$(8,303)	$(518)	$(8,821)

2003:
Total revenue	$466	$64	$530
Total cost of revenue	5,371	62	5,433
Gross margin (loss)	(4,905)	2	(4,903)
Total operating expenses	4,999	256	5,255
Segment profitability (loss)	$(9,904)	$(254)	$(10,158)

2002:
Total revenue	$2,148	$953	$3,101
Total cost of revenue	6,527	1,950	8,477
Gross margin (loss)	(4,379)	(997)	(5,376)
Total operating expenses	8,211	434	8,645
Segment profitability (loss)	$(12,590)	$(1,431)	$(14,021)

A reconciliation of segment operating expenses to total operating expense follows:

	2004	2003	2002
Segment operating expenses	$3,721	$5,255	$8,645
Write-off of intangible assets	587	--	--
(Gain)Loss on disposal of assets	(5)	415	461
Restructuring, net	--	(834)	1,300
Total operating expenses	$4,303	$4,836	$10,406

A reconciliation of total segment profitability to net loss for the fiscal years ended December 31:

	2004	2003	2002
Total segment profitability (loss)	$(8,821)	$(10,158)	$(14,021)
Write-off of intangible assets	(587)	--	--
Gain/(loss) on disposal of assets	5	(415)	(461)
Restructuring	--	834	(1,300)
Interest and other income/(expense), net	(328)	(135)	2,485
Net loss before provision for income taxes	$(9,731)	$(9,874)	$(13,297)

Years Ended December 31, 2004, 2003, and 2002

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

  The Company's revenues vary from quarter to quarter, due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of the Company’s sales force. The Company does not have any material backlog of unfilled software orders and product revenue in any period is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from period to period. Fluctuations in operating results may result in volatility of the price of the Company's common stock.

  Total revenues increased 46% from $530 in 2003 to $775 in 2004 and decreased 83% from $3,101 in 2002 to $530 in 2003. During 2002, the Company executed software contracts with two major companies that totaled more than $1,200 in license revenues as well as significant integration services revenues. During 2003, no such contracts were executed. In 2004, the Company was also unable to secure significant large scale contracts but did secure several smaller pilot programs from several different companies. The overall decline in revenues since 2002 may also be affected by the Company’s financial condition as well as the overall economy as certain prospective customers have deferred purchasing activity. Gross profit margin (loss) was (658)%, (925)%, and (173)% for 2004, 2003 and 2002, respectively.

The Desktop Integration segment had a gross margin (loss) of (701)% for the year ended December 31, 2004 and a gross margin (loss) of (1,053)% for the year ended December 31, 2003. In July 2002, the Company reassessed the life of the Cicero technology in light of the extension of the license and exclusivity provisions in perpetuity. As a result, the Company changed the estimated useful life to be 5 years, which resulted in a reduction in 2002 amortization expense by $2,407. At each balance sheet date, the Company reassesses the recoverability of the Cicero technology in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. This assessment was completed due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the past twelve to eighteen months. The Company had been in negotiations with numerous customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations have been in process for several months and expected completion of the transactions has been delayed, the Company reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004, September 30, 2003 and at December 31, 2003. These charges, in the amount of $2,844, $745 and $248 respectively, have been recorded as cost of software revenue.

The Messaging and Application Engineering segment gross margin (loss) for the year ended December 31, 2004 was (213%) and was 3% for the year ended December 31, 2003. For the year ended December 31, 2002, the Messaging and Application Engineering segment had a gross margin (loss) of (105%). In January 2004 the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. The total purchase price of the assets being acquired plus certain liabilities assumed was $750. The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired,  charged to the Statement of Operations for the period ended March 31, 2004. The Company completed an assessment of the recoverability of the Ensuredmail product technology, as of June 30, 2004 in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. This assessment was completed due to the Company’s revised cash flow projections from software revenue. These revised cash flow projections did not support the long-lived asset and accordingly the Company impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004. This charge, in the amount of $154, was recorded as software amortization for the period ended June 30, 2004.

Software Products. Software product revenue increased approximately 134% in 2004 from those results achieved in 2003 and decreased 93% in 2003 as compared to 2002. The increase in software revenues in 2004 is attributed to the successful deployment of a few small pilots engagements, which were non-existent in 2003. The decrease is software product revenue from 2002 to 2003 is the result of the two substantial deployments to both Bank America and Nationwide Financial Services in 2002 that were not repeated in 2003.

The gross margin on software products was (1,773)%, (3,971)%, and (396)% for the 2004, 2003 and 2002 years ended, respectively. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software, impairment of software product technology, and royalties to third parties, and to a lesser extent, production and distribution costs. All software costs have been fully amortized as of December 31, 2004.

The software product gross margin (loss) for the Desktop Integration segment was (1,950)% in 2004, (3,971)% in 2003 and (309)% in 2002. The software product gross margin (loss) on the Messaging and Application Engineering segment was (587)% for 2004, 0 for 2003 and (1,162)% in 2002.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero gains acceptance in the marketplace. The Company’s expectations are based on its review of the sales cycle that has developed around the Cicero product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the establishment of viable reference points in terms of an installed customer base with Fortune 500 Companies. The Messaging and Application Engineering segment revenue is expected to grow as a result of the new Ensuredmail products acquired.

Maintenance. Maintenance revenues for the year ended December 31, 2004 decreased by approximately 3% or $10 from 2003. The decline in maintenance revenues in 2004 as compared to 2003 is the result of one small maintenance contract not being renewed. Maintenance revenues declined by approximately $255 or 45% in 2003 as compared to 2002. The decline in maintenance revenue is the result of the sale of the CTRC and Star SQL products in June, 2002.

The Desktop Integration segment accounted for approximately 93% of total maintenance revenue and the Messaging and Application Engineering segment accounted for approximately 7% of total maintenance revenues in 2004.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. The Company experienced a gross margin (loss) on maintenance products of (25)% for 2004. Gross margins on maintenance products for 2003 and 2002 were (18)% and 68% respectively

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment. The Messaging and Application Engineering segment is now composed of the new Ensuredmail encryption technology and maintenance revenues should increase as the product achieves market acceptance. The cost of maintenance should increase slightly for the Desktop Integration segment

Services. Services revenue for the year ended December 31, 2004 increased by approximately 105% or $118 over the same period in 2003. Services revenue for the year ended December 31, 2003 decreased by approximately 89% or $927 from 2002. The increase in service revenues in 2004 as compared to 2003 is attributable to the pilot engagements that were incurred during the year. The decline in service revenues in 2003 as compared to 2002 is directly attributed to the lack of software license revenues in 2003.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin (loss) was (341)%, (711)% and 13% for the years ended 2004, 2003 and 2002, respectively.

Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues will continue to be deminimus as the new products that comprise that segment do not require substantial service oriented work.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 35% or approximately $592 in 2004 due to a continued reduction in the Company’s sales and marketing workforce, decreased promotional activities and a reduction in the sales compensation structure. Sales and marketing expenses decreased by 40% or approximately $1,128 in 2003 as a result of the Company’s restructuring activities.

Sales and marketing expenses are expected to increase slightly as the Company adds additional direct sales personnel and supports the sales function with collateral marketing materials. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by 9% or $94 in 2004 as compared to 2003. The increase in research and development spending is attributable to an allocation of certain costs primarily from General and Administrative costs. Research and development expenses decreased by 47% or $885 in 2003 over the same period in 2002 which is primarily attributed to operational restructurings and reduction in workforce.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative.  General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2004 decreased by 41% or $1,036 over the prior year. In fiscal 2003, general and administrative expenses decreased by 35% or $1,377 as compared to 2002. The sharp decline in general and administrative costs in 2004 and 2003 reflects the general downsizing conducted by the Company in both years. Specifically, the Company was able to reduce legal costs by approximately $354 in 2004 and insurances, audit and other professional services by approximately $335. The reduction in costs in 2003 as compared to 2002 is primarily related to restructuring costs both domestically and abroad.

General and administrative expenses are expected to slightly increase going forward as the Company’s revenues increase.

Write-Off of Goodwill and Other Intangible Assets.  Write-off of goodwill was $587 for 2004 and $0 for 2003 and 2002. During 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. The total purchase price of the assets being acquired plus certain liabilities assumed was $750. The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired, charged to the Statement of Operations for the period ended March 31, 2004. At December 31, 2004, 2003 and 2002, there was no remaining goodwill on the Company’s balance sheet.

Restructuring.  As part of the Company’s plan to focus on the emerging desktop integration marketplace with its new Cicero product, the Company has completed substantial restructurings in 2002 and 2001. As of December 31, 2002, the Company’s accrual for restructuring was $772, which was primarily comprised of excess facility costs. As more fully discussed in Note 21 Contingencies, in 2003 the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., (see Note 3 Dispositions), with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $370 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

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

Warrants Liability.  The Company has issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants is accounted for as a liability and is re-measured at each balance sheet date. As of December 31, 2004, the warrant liability had a fair value of $0 and the Company had recorded the change in the fair value of the warrant liability of $198 for the year ended December 31, 2004 in the consolidated statements of operations.

Provision for Taxes.  The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2004, 2003 or 2002. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance. The income tax provision (credit) for the year ended December 31, 2002 is primarily related to income taxes associated with foreign operations and foreign withholding taxes.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company generated cash of $88 for the year ended December 31, 2004.

Operating activities utilized approximately $3,400 in cash, which was primarily comprised of the loss from operations of $9,800, offset by non-cash charges for depreciation and amortization of approximately $4,300, an impairment of intangible assets of $600, stock compensation expense of $600, offset by a non-cash decrease in the fair value of its warrant liability of $200. In addition, the Company utilized cash through an increase in accounts receivable of $100 as well as through a reduction of prepaid expenses and other assets of $200 and generated approximately $900 in cash through an increase in its amount owing its creditors, and an increase in assets and liabilities of discontinued operations of $100.

The Company generated approximately $3,500 of cash during the year from financing activities as a result of proceeds from a private placement of common stock and warrants in the amount of $1,200 and cash proceeds from warrant exercises of $100. In addition, the Company generated approximately $1,500 as a result of its Note and Warrant Offering which expired on December 31, 2004. In addition, the Company incurred gross borrowings of $1,100 and repaid $400 against those borrowings.

By comparison, the Company utilized cash of $180 for the year ended December 31, 2003.

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

Financing Activities

The Company funded its cash needs during the year ended December 31, 2004 with cash on hand from December 31, 2003, through the use of proceeds from a private placement of common stock and warrants, exercises of outstanding warrants, proceeds from borrowings under convertible debt agreements as well as the proceeds from a Note and Warrant Offering.

The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 3.21% at December 31, 2004), which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems, Ltd., the Company’s former principal shareholder. During 2000, the loan and guaranty were amended to extend the due date from May 31, 2001 to November 30, 2003 and to provide the Company with additional borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company’s common stock. Based upon fair market value at the time of issuance, the Company recorded total deferred costs of $4,013 related to the guaranty. These costs were amortized in the statement of operations as a component of interest expense over the term of the guaranty. In November 2003, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the Company’s term loan and with Bank Hapoalim, the note holder, to extend the maturity date on the loan to November 8, 2004. Under the terms of the agreement with Liraz, the Company agreed to issue 300,000 shares of its common stock. In September 2004, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, to extend the maturity date on the loan to November 3, 2005. Under the terms of the agreement with Liraz, the Company agreed to issue 3,942,000 shares of its common stock. Based upon fair market value at the time of issuance, the Company recognized $394 as loan amortization costs in the Statement of Operations for the year ended December 31, 2004.

In January 2004, the Company completed a common stock financing round wherein it raised $1,247 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37. The warrants expire three years from the date of grant.

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

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement required that the Company deposit $1,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. On October 21, 2004, the Company received notification from the lead investors of their intent to redeem the escrow balance and surrender the equivalent amount of Series D preferred shares. This redemption was completed in November 2004.

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

The Company incurred a loss of approximately $9,800 for the year ended December 31, 2004 in addition to losses of approximately $31,000 for the previous two fiscal years. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2004, the Company had a working capital deficiency of approximately $10,255. The Company’s future revenues are entirely dependent on acceptance of Cicero, which has limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have begun or finalized the “proof of concept” stage with the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity.

On December 31, 2004, the Company completed a Note and Warrant Offering wherein it has raised a total of approximately $1,615. Under the terms of the Offer, warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. Upon approval of the recapitalization merger at a Shareholders meeting in early 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. The Company believes that the recapitalization merger will have a positive impact on the future operations of the Company and its ability to raise additional capital that it will need to continue operations, however, there can be no assurance that management will be successful in executing as anticipated or in a timely enough manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2004 are as follows:

	2005	2006	2007	2008	Total
Short and long-term debt, including interest payments	$5,349	$120	$131	$--	$5,600
Service purchase commitments	400	--	--	--	400
Operating leases	99	56	--	--	155
Total	$5,848	$176	$131	$--	$6,155

Short and long-term debt, including interest payments includes approximately $962 of convertible notes and $1,548 of short term debt related to the Note and Warrant Offering. Upon approval of the recapitalization merger, these amounts will convert into equity in the surviving company.

At December 31, 2004, the Company had $1,367 of Series D Convertible Redeemable Preferred Stock outstanding. Under the terms of the agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock. The holders of the Series D Convertible Redeemable Preferred Stock have agreed in principal to support the recapitalization merger, which if passed would automatically convert these shares into Series A-1 Preferred Stock of Cicero, Inc., the surviving corporation and eliminate the redemption clause of the Series D offering.

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2005, the Company is to pay Mr. Pizi an annual base salary of $200, and a performance bonus in cash of up to $400 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi's employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi's then base salary within thirty (30) days of termination, (b) all then outstanding but unvested stock options shall vest one hundred percent (100%), and (c) two hundred thousand (200,000) shares of the Company's common stock.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2005, the Company pays Mr. Broderick a base salary of $200, and a performance bonus of cash up to 50% of Mr. Broderick’s base salary. Upon termination of Mr. Broderick's employment by the Company without cause, the Company has agreed to provide Mr. Broderick with salary continuation of six months of Mr. Broderick's then base salary beginning on the first payday after the date of termination.

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

Our financial statements and related disclosures, which are prepared to conform to accounting principles generally accepted in the United States of America, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and accounts receivable and expenses during the period reported. We are also required to disclose amounts of contingent assets and liabilities at the date of the financial statements. Our actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

We consider the most significant accounting policies and estimates in our financial statements to be those surrounding: (1) revenue recognition; (2) allowance for doubtful trade accounts receivable; (3) valuation of notes receivable; and (4) valuation of deferred tax assets. These accounting policies, the basis for any estimates and potential impact to our Consolidated Financial Statements, should any of the estimates change, are further described as follows:

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

   Valuation of Notes Receivable.  We continually assess the collectability of outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current financial data. As of December 31, 2004 the Company had no notes receivable.

Capitalization and Valuation of Software Product Technology.  Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of software revenue. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, we review software product technology assets for net realizable value at each balance sheet date. Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time. For the year ended December 31, 2004, the Company recorded a write down of software product technology totaling $3,585 and as of December 31, 2004 the Company had $0 in capitalized software product technology.

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2004, we had a valuation allowance of $84,370 against $84,370 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2004, the Company has net operating loss carryforwards of approximately $190,571, which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2023. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

Restructuring Reserves.  At December 31, 2002, the Company’s restructuring liabilities totaled $772, which represented estimated excess facilities costs. In August 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., (see Note 3 Dispositions), with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable at assignment is approximately $370 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

Recent Accounting Pronouncements:

  In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R.  The Company has not yet determined which fair-value method and transitional provision it will follow.  However, the Company expects that the adoption of SFAS 123R will have a significant impact on its results of operations.  The Company does not expect the adoption of SFAS 123R will impact its overall financial position.  See Stock-Based Compensation in Note 1 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 24, 2003, Deloitte & Touche LLP resigned as the Company’s independent public accountants. During the two most recent fiscal years preceding such resignation, neither of Deloitte & Touche’s reports on our financial statements contained an adverse opinion or a disclaimer of opinion, however, both reports contained qualifications as to uncertainty. During this same period, there were no qualifications as to audit scope or accounting principles, nor were there disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on the financial statements for such years. There were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K. The Company has provided Deloitte & Touche with a copy of the foregoing disclosures and Deloitte & Touche has furnished the Company with a letter addressed to the SEC previously filed as an exhibit.

On February 2, 2004, Level 8 Systems appointed Margolis & Company P.C. as the Company’s new independent public accountants.

Item 9A.  Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the end of the period covered by this Report. Based upon the Evaluation, the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported as and when required. In addition, they concluded that there were no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect the Company’s ability to record, process, summarize and report financial information. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.

In addition, the management of the Company, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fourth fiscal quarter. Based on that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that there has been no change in the Company's internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

   The following disclosure has been filed on Form 8-K under the heading “Item 5.02. Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers”:

  On March 7, 2005, Mr. Ralph Martino was elected Chairman of the Board of Directors replacing Mr. Anthony Pizi who remains as a director. Mr. Pizi will also continue as Chief Executive Officer and Chief Technology Officer of the Company.

Item 10. Directors and Executive Officers of the Registrant

As of December 31, 2004, the Board of Directors of the Company consisted of Anthony Pizi, Bruce Hasenyager, Nicholas Hatalski, Kenneth Nielsen and Jay Kingley. All Directors were elected at the 2003 Annual Meeting of Stockholders and will serve until the election and qualification of their successors or until their earlier death, resignation or removal. Mr. Frank Artale resigned from the Board in January 2004. Mr. Artale’s resignation was not the result of a disagreement with the Company or its management.  On March 7, 2005, Ralph Martino was elected to the Board of Directors by vote of existing Directors.  Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as a director of the Company.

Ralph F. Martino
    Director since March 2005. Age: 55

   Mr. Martino has been a director since March 7, 2005 and serves as Chairman of the Board of Directors. Mr. Martino was the former Vice President of Strategy and Marketing for IBM Global Services and has worked in various management capacities at IBM his entire working career until his retirement in 2003. Since that time, Mr. Martino has served as a sales and marketing consultant to various entities. Mr. Martino earned his BS in Pre-Med from the University of Notre Dame and his MBA in Marketing from the Goizueta Business School of Emory University.

Anthony C. Pizi
  Director since August 2000.   Age: 45

  Mr. Pizi has served as Chairman of the Board of Directors from December 1, 2000 until March 7, 2005 and as Chief Technology Officer since December 1, 2000. He has served as Chief Executive Officer since February 1, 2001. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group. Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his BS in Engineering from West Virginia University.

Nicholas Hatalski
  Director since September 2002.   Age: 42

  Mr. Hatalski has been a director of Level 8 since September 2002. Prior to his retirement in September 2004, and since January 2004, Mr. Hatalski served as the Vice President of Business Development and Product Strategy at MedSeek, Inc., a company dedicated to providing web-based solutions to the healthcare sector. Since December 2000, he was the Senior Vice President of the iServices Group of Park City Solutions, Inc. Prior to joining Park City Solutions, he was the Practice Manager for Technology Consulting at Siemens Health Services. His tenure at Siemens (and their acquisition Shared Medical Systems) was 1984-2000.

Bruce W. Hasenyager
  Director since October 2002.   Age: 62

  Mr. Hasenyager has been a director of Level 8 since October 2002. Mr. Hasenyager is presently a principal at Bergen & Webster Executive Communications, a consulting organization. From April 2002 until November 2002, Mr. Hasenyager served as Director of Business and Technology Development at the Hart eCenter at Southern Methodist University and also acted as the Chief Operation Officer of the Guildhall at SMU. Prior to that, Mr. Hasenyager served as Senior Vice President and CTO of Technology and Operations at MobilStar Network Corporation since April 1996.

Kenneth W. Nielsen
  Director since October 2002.   Age: 45

  Mr. Nielsen has been a director of Level 8 since October 2002. Since December 1998, Mr. Nielsen has served as President and CEO of Nielsen Personnel Services, Inc., a personal staffing firm. Prior to that, Mr. Nielsen was District Operations Manager for Outsource International, Inc.

Jay R. Kingley
  Director since November 2002.   Age: 44

  Mr. Kingley has been a director of Level 8 since November 2002. Mr. Kingley is currently the CEO of Kingley Institute LLC, a medical wellness company. From 2001 until 2004, Mr. Kingley served as CEO of Warren Partners, LLC, a software development and consultancy company. Mr. Kingley was Managing Director of a business development function of Zurich Financial Services Group from 1999-2001. Prior to joining Zurich Financial Services Group, Mr. Kingley was Vice President of Diamond Technology Partners, Inc., a management-consulting firm.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee is currently comprised of Messrs. Hatalski, Kingley and Nielsen. Mr. Artale also served on the Committee until his resignation from the Board in January 2004. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Hatalski, Kingley and Nielsen have served as executive officers. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the directors and executive officers of the Company.

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

   In October 2002, the Board of Directors approved an amendment to the stock incentive plan for all non-management directors. Under the amendment, each non-management director will receive 100,000 options to purchase common stock of the Company at the fair market value of the common stock on the date of grant. These shares will vest in three equal increments with the initial increment vesting on the date of grant. The option grant contains an acceleration of vesting provision should the Company incur a change in control. A change in control is defined as a merger or consolidation of the Company with or into another unaffiliated entity, or the merger of an unaffiliated entity into the Company or another subsidiary thereof with the effect that immediately after such transaction the stockholders of the Company immediately prior to the transaction hold less than fifty percent (50%) of the total voting power of all securities generally entitled to vote in the election of directors, managers or trustees of the entity surviving such merger or consolidation. Under the amendment, there will be no additional compensation awarded for committee participation. The shares allocated to the Board of Directors were issued out of the Level 8 Systems, Inc. 1997 Employee Stock Plan.

During 2004 and prior to his appointment to the Board of Directors, the Company entered into a series of consulting agreements with Ralph Martino. Under the terms of the agreements, the Company paid Mr. Martino a total of 466,668 shares of company common stock valued at $47 as compensation for sales and marketing services. The agreements terminated on September 30, 2004.

Executive Officers

  The Company’s current executive officers are listed below, together with their age, position with the Company and business experience for the past five years.

Anthony C. Pizi    Age: 45

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

John P. Broderick      Age: 55

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

Audit Committee

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

Code of Ethics and Conduct

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

Item 11. Executive Compensation.

  The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2004, serving or having served at the end of fiscal 2002 whose salary and bonus exceeded $100,000 for services rendered to the Company during fiscal 2004 and one other former executive officer who would be included but for the fact that he no longer served as executive officer at the end of fiscal 2002. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 2004, see “Option Grants in Fiscal 2003.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary			Bonus		Securities Underlying Options	All Other Annual Compensation
Anthony C. Pizi Chief Executive Officer, Chief Technology Officer and Chairman (1)	2004 2003 2002	$ $ $	200,000(1 200,000(2 337,500(3	) ) )	$ $ $	--- 100,000 --	500,000 500,000 500,000	$ $ $	-- -- --
John P. Broderick Chief Operating and Financial Officer, Corporate Secretary	2004 2003 2002	$ $ $	200,000(4) 200,000(5) 200,000		$ $ $	--- 60,000 40,000	500,000 500,000 100,000	$ $ $	-- -- --
Paul Rampel Former President (6)	2002		$133,333			$--	404,300		$76,400(7)

(1)
Mr. Pizi’s base salary for fiscal 2004 was $200,000. Mr. Pizi had voluntarily elected to defer $50,000 of salary from 2004. In December 2004, Mr. Pizi received approximately $55,000 of deferred salary from 2004 and 2003 and used those proceeds to participate in the Note and Warrant Offering. At December 31, 2004, Mr. Pizi is still owed approximately $26,250 of deferred salary from 2004.

(2)	Mr. Pizi’s base salary for fiscal 2003 was $200,000. Mr. Pizi had voluntarily elected to defer $31,250 of salary from 2003 and all of his 2003 earned bonus.

(3)	Mr. Pizi’s base salary for fiscal 2002 was $300,000. Mr. Pizi had voluntarily elected to defer $75,000 of salary from 2001, which was paid in 2002, and to defer $37,500 of 2002 salary.

(4)	Mr. Broderick’s base salary for 2004 was $200,000. Mr. Broderick voluntarily elected to defer $50,000 of salary from 2004 and all of his earned bonus ($60,000) from 2003.

(5)	Mr. Broderick’s base salary for 2003 was $200,000. Mr. Broderick voluntarily elected to defer $31,250 of salary from 2003.

(6)	Mr. Rampel resigned his position as President in June 2002.

(7)	Represents the fair market value of stock issued to Mr. Rampel as part of his separation from the Company as well as a forgiveness of debt to the Company in the amount of $32,500.

The following table sets forth information regarding each grant of stock options to each of the Named Executives during fiscal 2004. The Company is required to withhold from the shares issued upon exercise a number of shares sufficient to satisfy applicable withholding tax obligations. The Company did not award any stock appreciation rights (“SARs”) during fiscal 2004.

Option Grants in Fiscal 2004 Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Appreciation for Option Term 5% ($) 10% ($)
Anthony C. Pizi	500,000	19.08%	$0.31	02/18/14	97,479	247,030
John P. Broderick	500,000	19.08%	$0.31	02/18/14	97,479	247,030

The following table sets forth information concerning the options exercised during fiscal 2004 and held at December 31, 2004 by the Named Executives.

Fiscal 2004 Year-End Option Holdings and Values
			Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony C. Pizi	-0-	-0-	1,333,271	666,729	-0-	-0-
John P. Broderick	-0-	-0-	732,510	533,390	-0-	-0-

(1) Based on $0.13 per share, the December 31, 2004, closing price as quoted on the OTC Bulletin Board.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2005, the Company is to pay Mr. Pizi an annual base salary of $200, and a performance bonus in cash of up to $400 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi's employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi's then base salary within thirty (30) days of termination and (b) two hundred thousand (200,000) shares of the Company's common stock. In the event there occurs a substantial change in Mr. Pizi's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Pizi five hundred thousand (500,000) shares of the Company's common stock. If Mr. Pizi's employment is terminated for any reason, Mr. Pizi has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2005, the Company pays Mr. Broderick a base salary of $200, and a performance bonus of cash up to $100 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Broderick's employment by the Company without cause, the Company has agreed to provide Mr. Broderick with salary continuation of six months of Mr. Broderick's then base salary beginning on the first payday after the date of termination. In the event there occurs a substantial change in Mr. Broderick's job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to pay Mr. Broderick (a) a lump sum payment of one year of Mr. Broderick’s then base salary within thirty (30) days of termination and (b) two hundred fifty thousand (250,000) shares of the Company's common stock and immediately vest all unvested stock options held by Mr. Broderick. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick's employment is terminated for any reason, Mr. Broderick has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth information as of December 31, 2004 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Level 8 Systems, Inc., 1433 State Highway 34, Farmingdale, New Jersey 07727.

  The named person has furnished stock ownership information to the Company. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before December 31, 2004 upon the exercise of stock options as well as exercise of warrants. The chart is based on 43,327,631 common shares outstanding as of December 31, 2004. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class

Brown Simpson Partners I, Ltd. (1)	5,936,921(2)	13.7%
Mark and Carolyn P. Landis (3)	10,404,575(4)	24.0%
Liraz Systems, Ltd.(5)	4,026,869(6)	9.3%
Frederick H. Mack and Trust(s) (7)	2,324,431(8)	5.4%
Anthony C. Pizi	3,707,468(9)	5.5%
John P. Broderick	732,510(10)	1.7%
Nicholas Hatalski	256,250(11)	*
Kenneth W. Nielsen	100,000(12)	*
Bruce W. Hasenyager	100,000(12)	*
Jay R. Kingley	100,000(12)	*
Ralph Martino	466,668 (13)	*
All current directors and executive officers as a group (7 persons)	5,462,896(14)	12.6%
•	Represents less than one percent of the outstanding shares.

(1)	The address of Brown Simpson Partners I, is c/o Xmark Asset Mgmt. LLC, 152 West 57th St., 1st Floor, New York, New York 10019.

(2)
Includes 1,197,032 shares of common stock issuable upon conversion of Series B-3 Preferred Stock, 460,526 shares of common stock issuable upon conversion of Series C Preferred Stock, Also owns 4,009,093 shares issuable upon the exercise of warrants. The exercise price of 115,132 warrants is $0.38 per share of common stock. The exercise price of 270,270 warrants is $0.37 per share of common stock. The exercise price of 3,623,691 warrants is $0.40 per share of common stock. Also includes 270,270 shares of common stock. Brown Simpson Partners I, Ltd. is not currently the beneficial owner of all of such shares of common stock.

(3)	The address of Mark and Carolyn P. Landis is 251 Crandon Blvd., Key Biscayne, Fl. 33149

(4)
Includes 263,158 shares of common stock issuable upon the conversion of Series C Preferred Stock. Also owns 5,220,273 shares of common stock issuable upon the exercise of warrants. The exercise price of 1,875,000 shares is $0.08 per share of common stock, 2,000,000 shares is $0.10 per share of common stock, 781,250 shares is $0.16 per share of common stock, 446,429 shares is $0.28 per share of common stock, and 117,594 shares exercisable at $0.37 per share of common stock. Also owns 446,429 shares of common stock issuable upon conversion of $125,000 principal amount of convertible promissory note, issued on February 1, 2004 at a conversion price of $0.28, 781,250 shares of common stock issuable upon conversion of $125,000 principal amount of convertible promissory note, issued on June 30, 2004 at a conversion price of $0.16, 1,000,000 shares of common stock issuable upon conversion of $100,000 principal amount of convertible promissory note, issued October 12, 2004, and 1,875,000 shares of common stock issuable upon conversion of $150,000 principal amount of convertible promissory note, issued November 11, 2004. Also includes 818,465 shares of common stock. Currently not the beneficial owner of all such shares of common stock.

(5)	The address of Liraz Systems, Ltd. is 5 Hazoref St., Holon 58856, Israel.

(6)
Includes 2,632 shares of common stock issuable upon the conversion of Series C Preferred Stock. Also owns 82,237 shares of common issuable upon the exercise of warrants at an exercise price of $0.38 per share of common stock. Also owns 3,942,000 shares of common stock subject to registration.

(7)
The address of Frederick H. Mack is 2115 Linwood Avenue, Fort Lee, New Jersey 07024. Frederick H. Mack, trustee of 4-30-92 Trust, Fred Mack Trust - Hailey Mack, and Fred Mack Trust - Jason Mack, exercises sole or shared voting or dispositive power with respect to the securities held by 4-30-92 Trust, Fred Mack Trust - Hailey Mack, and Fred Mack Trust - Jason Mack.

(8)
Includes 394,737 shares of common stock issuable upon conversion of Series C Preferred Stock and 632,883 shares of common stock issuable upon the exercise of warrants. The exercise price of 390,625 shares is $0.32 per share of common stock and the exercise price of 202,703 shares is $0.37 per share of common stock. 22,222 shares issuable upon the exercise of warrants at an exercise price of $0.45 per share of common stock and 17,333 shares of common stock issuable upon exercise of warrants at an exercise price of $0.60 per share. Also owns and may offer from time to time under this prospectus 390,625 shares of common stock issuable upon conversion of $125,000 principal amount of convertible promissory note, issued on May 10, 2004 at a conversion price of $0.32. Includes 476,942 shares of common stock. Also includes in the trust of Frederick Mack 4-30-92 Trust, 203,125 shares of common stock issuable upon conversion of Series D Preferred Stock, 30,672 shares of common stock issuable upon exercise of Series D-2 Warrants at an exercise price the lower of $0.20 or the trading price of Level 8’s common stock at the time of exercise and 9,334 shares of common stock issuable upon exercise of warrants at an exercise price of $0.60 per share. Also includes 144,445 shares of common stock. Also includes in the trust for Hailey Mack and the trust for Jason Mack, 4,167 each shares of common stock issuable upon exercise of warrants at an exercise price of $0.45 per share, and 16,667 shares each of common stock.

(9)
Includes 1,333,271 shares subject to stock options exercisable within sixty (60) days, 394,737 shares of common stock issuable upon conversion of Series C Preferred Stock. Also owns 835,742 shares of common stock issuable upon the exercise of warrants. The exercise price of 90,118 shares is $0.17 per share of common stock, the exercise price of 560,000 shares is $0.20 per share of common stock, and the exercise price of 185,624 shares is $0.32 per share of common stock. Also owns 270,270 shares of common stock issuable upon conversion of $100,000 principal amount of convertible promissory note, issued on April 12, 2004 at a conversion price of $0.37, 560,000 shares of common stock issuable upon conversion of $112,000 principal amount of convertible promissory note, issued on June 11, 2004 at a conversion price of $0.20, and 90,118 shares of common stock issuable upon conversion of $15,320 principal amount of convertible promissory note, issued on June 14, 2004 at a conversion price of $0.17. Also includes 223,330 shares of common stock. Currently not the beneficial owner of all such shares of common stock.

(10)	Consists of 732,510 shares subject to stock options exercisable within sixty (60) days.

(11)
Includes 78,125 shares of common stock issuable upon exercise of warrants at an exercise price of $0.32 per share and 78,125 shares of common stock issuable upon conversion of $25,000 principal amount of convertible promissory note, issued on May 6, 2004 at a conversion price of $0.32. Also includes 100,000 shares subject to stock options exercisable within sixty (60) days.

(12)	Consists of 100,000 shares subject to stock options exercisable within sixty (60) days.

(13)	Includes 466,668 shares of common stock.

(14)	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 9-13.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2004, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. All of the Company’s Equity Compensation Plans were approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	7,488,639	$1.11	1,729,072
Equity compensation plans not approved by stockholders (1)	--	--	--
Total	7,488,639	$1.11	1,729,072

(1) The Company does not have any Equity Compensation Plans that were not approved by stockholders.

Item 13. Certain Relationships and Related Transactions.

Loan from Related Parties

During 2004, the Company entered into short term notes payable with Anthony Pizi, the Company’s Chairman and Chief Executive Officer for various working capital needs. The Notes bear interest at 1% per month and are unsecured. At December 31, 2004, the Company was indebted to Mr. Pizi in the amount of $69.

In June 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company’s Chairman and Chief Executive Officer. The Note, in the face amount of $112, bears interest at 1% per month and is convertible into 560,000 shares of the Company’s common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15 which is convertible into 90,118 shares of the Company’s common stock and warrants to purchase 90,118 shares of the Company’s common stock at $0.17 per share. These warrants expire three years from the date of grant.

On April 12, 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company’s Chairman and Chief Executive Officer. The Note, in the face amount of $100, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.37 per share. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company’s common stock at $0.37 per share. These warrants expire three years from the date of grant.

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company’s Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month, and is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of the Company’s common stock exercisable at $0.28. The warrants expire in three years.

Also in June 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company’s Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 781,250 shares of our common stock and warrants to purchase 781,250 shares of the Company’s common stock exercisable at $0.16. The warrants expire in three years.

In October 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $100. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10. The warrants expire in three years.

In November 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $150. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08. The warrants expire in three years.

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

Assignment of Note Receivable from Profit Key

In October 2002, the Company assigned its interest in a Note Receivable from Profit Key Acquisition LLC to a group of investors including Nicholas Hatalski and Paul Rampel, who at the time were members of our Board of Directors, and Anthony C. Pizi, the Chief Executive Officer of the Company. Pursuant to the terms of the agreement, Level 8 assigned its interest in a Note Receivable in the principal amount of $500, due March 31, 2003 with interest at 9% per annum in return for $400 cash. The Company solicited a competitive bid before finalizing the transaction.

Sale of StarQuest Assets

On June 18, 2002, the Company and its subsidiary Level 8 Technologies, Inc. entered into an Asset Purchase Agreement with Starquest Ventures, Inc., a California corporation and an affiliate of Paul Rampel, a former member of the Board of Directors of Level 8 and a former executive officer. Pursuant to the terms and conditions of the Asset Purchase Agreement, Level 8 sold its Star/SQL and CTRC software products to Starquest Ventures for $365 and the assumption of certain maintenance liabilities. $150 of the proceeds of the sale transaction was used to repay borrowings from Mr. Rampel. The Company solicited and received a fairness opinion on the transaction.

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

  Previously, on October 16, 2001, the Company effected an exchange of all of its outstanding shares of Series A 4% Convertible Redeemable Preferred Stock and Series B 4% Convertible Redeemable Preferred Stock and related warrants for an equal number of shares of our newly created Series A1 Convertible Redeemable Preferred Stock (“Series A1 Preferred Stock”) and Series B1 Convertible Redeemable Preferred Stock (“Series B1 Preferred Stock”) and related warrants. Advanced Systems Europe, B.V. (“ASE”), a wholly owned subsidiary of Level 8's principal stockholder at the time, exchanged 10,000 shares of Series A Preferred Stock for the newly created Series A1 Preferred Stock. The effect of the exchange with respect to ASE is as follows: The conversion price for the Series A1 Preferred Stock was reduced from $10.00 to $8.333 per share, and the total number of shares of common stock into which such shares may be converted increased from 1,000,000 to 1,200,048. No dividends are payable on the Series A1 Preferred Stock. Liraz and ASE may no longer be considered related parties because of their divestments of capital stock of the Company.

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

Borrowings and Commitments from Liraz

  Liraz Systems Ltd. guarantees certain debt obligations of the Company. In September 2004, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until November 3, 2005. The Company issued 3,942,000 shares of common stock to Liraz in exchange for this debt extension. In 2003, the Company and Liraz also agreed to extend the guarantee and maturity of the debt obligation until November 2004. The Company agreed to issue Liraz 300,000 shares of stock for that extension.

Item 14.  Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Margolis & Company P.C. audited our financial statements for each of the years ended December 31, 2004 and 2003. Deloitte & Touche LLP audited our financial statements for the year ended December 31, 2002.

AUDIT FEES

  Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Margolis & Company P.C. for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2004 (and reviews of quarterly financial statements on form 10-Q), and 2003 was $36 and $39, respectively. The aggregate fees billed by Deloitte & Touche LLP for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2003 was $73.

AUDIT RELATED FEES

  Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees paid to Margolis & Company P.C. for fiscal years 2004 and 2003. The aggregate audit-related fees and expenses billed by Deloitte & Touche LLP for 2003 was $11. These fees primarily relate to the Company’s regulatory filings.

TAX FEES

  Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by either Margolis & Company P.C. or Deloitte & Touche LLP for these services in 2004 and 2003.

OTHER FEES

  All other fees include fees for all services except those described above. The aggregate other fees billed by Deloitte & Touche in 2004 and 2003 amounted to $15 and $16, respectively. These fees relate to review of the Company’s S-1 filing during 2004 and the audits of the Company’s 401K plan, and a review of a Stock Purchase Agreement during 2003. In addition, in 2004, other fees include $4 to Margolis & Company P.C. for review of the Company’s S-1 filing.

DETERMINATION OF AUDITOR INDEPENDENCE

  The Audit Committee considered the provision of non-audit services by Margolis & Company P.C. and determined that the provision of such services was consistent with maintaining the independence of Margolis & Company P.C. Deloitte & Touche LLP has performed non-audit services for the Company.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES

  The Audit Committee has adopted a policy that all audit, audit-related, tax and any other non-audit service to be performed by the Company’s Independent Registered Public Accounting Firm must be preapproved by the Audit Committee. It is the Company’s policy that all such services be preapproved prior to commencement of the engagement. The Audit Committee is also required to preapprove the estimated fees for such services, as well as any subsequent changes to the terms of the engagement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A) 1. FINANCIAL STATEMENTS

The following financial statements of the Company and the related reports of Independent Registered Public Accounting Firms thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Independent Registered Public Accounting Firms' Reports

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

On March 7, 2005, Level 8 Systems filed a Form 8-K reporting the election of Mr. Ralph Martino as Chairman of the Board of Directors replacing Mr. Anthony Pizi who remains as a director.

On February 6, 2004, Level 8 Systems filed a Form 8-K reporting the appointment of Margolis & Company P.C. as the Company’s new Independent Registered Public Accounting Firm.

On November 26, 2003, Level 8 Systems filed a Form 8 K reporting the resignation of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm.

(C) EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of January 9, 2004, by and among Level 8 Systems, Inc. and Critical Mass Mail, Inc. (incorporated by reference to exhibit 2.1 to Level 8’s Form 8-K filed January 23, 2004).

2.2
Asset Purchase Agreement, dated as of December 13, 2002, by and among Level 8 Systems, Inc., Level 8 Technologies, Inc. and EMSoftware Solutions, Inc. (exhibits and schedules omitted but will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to exhibit 2.2 to Level 8’s Form 8-K filed December 30, 2002).

3.1	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).
3.2	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).
3.3
Certificate of Designations, Preferences and Rights dated March 19, 2003 relating to Series D Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8's Form 8-K, filed March 31, 2003).

3.4	Certificate of Designation relating to Series A3 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-Q filed November 15, 2002).
3.5	Certificate of Designation relating to Series B3 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-Q filed November 15, 2002).
3.6	Certificate of designation relating to Series C Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’d Form 8-K filed August 27, 2002).
4.1
Registration Rights Agreement, dated January 2004, by and among Level 8 Systems, Inc. and the Purchasers in the January 2004 Private Placement listed on Schedule I thereto relating to the Security Purchasers Agreement (filed herewith).

4.2
Registration Rights Agreement dated as of March 19, 2003 by and among Level 8 Systems, Inc. and the Purchasers listed on Schedule I thereto relating to the Series D Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 4.1 to Level 8’s Form 8-K, filed March 31, 2003).

4.3
Registration Rights Agreement dated as of October 15, 2003 by and among Level 8 Systems, Inc. and the Purchasers in the October Private Placement listed on schedule I thereto (incorporated by reference to exhibit 4.2 to Level 8’s Form 10-K, filed March 31, 2004).

4.4
Registration Rights Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement listed on Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 25, 2002).

4.5
Registration Rights Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

4.6
Registration Rights Agreement, dated as of August 29, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8’s Form 8-K filed August 30, 2002).

4.6A
First Amendment to Registration Rights Agreement, dated as of October 25, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8’s Form 10-Q filed November 15, 2002).

4.7
Registration Rights Agreement, dated as of June 13, 1995, between Level 8 Systems, Inc. and Liraz Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

4.7A
First Amendment to Registration Rights Agreement, dated as of August 8, 2001, to the Registration Rights Agreement dated as of June 13, 1995, by and between Across Data Systems, Inc. (Level 8's predecessor) and Liraz Systems Ltd. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed August 14, 2001).

4.8
Registration Rights Agreement, dated as of August 14, 2002, entered into by and between Level 8 Systems, Inc. and the investors in Series C Preferred Stock (incorporated by reference to exhibit 4.1 to Level 8’s Form 8-K filed August 27, 2002).

4.9
Form of Registration Rights Agreement, dated January 2004, by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 4.2 to Level 8's Report on Form 10-Q, filed May 12, 2004).

4.10	Form of Stock Purchase Warrant issued to Purchasers in the January 2004 Private Placement (incorporated by reference to exhibit 4.3 to Level 8's Report on Form 10-Q, filed May 12, 2004).
4.11	Form of Stock Purchase Warrant issued to Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 4.3 to Level 8's Report on Form 10-Q, filed May 12, 2004).
4.12	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).
4.12A	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).
4.13	Form of Stock Purchase Warrant issued to Purchasers in the October 2003 Private Placement (incorporated by reference to exhibit 4.9 to Level 8’s Form 10-K, filed March31, 2004).
4.14	Form of Stock Purchase Warrant issued to the Purchasers in the January Private Placement (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed January 25, 2002).
4.15	Form of Series A3 Stock Purchase Warrant (incorporated by reference to exhibit 10.2 of Level 8’s Form 10-Q filed November 15, 2002).

4.16	Form of Series B3 Stock Purchase Warrant (incorporated by reference to exhibit 10.3 of Level 8’s Form 10-Q filed November 15, 2002).
4.17	Form of Series C Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Level 8’s Form 8-K filed August 27, 2002).
10.1	Securities Purchase Agreement dated January 2004 by and among Level 8 Systems, Inc. and the Purchasers in the January 2004 Private Placement (filed herewith).
10.2
Securities Purchase Agreement dated March 2004 by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 10.2 to Level 8's Form 10-Q, filed May 12, 2004).

10.3
Form of Convertible Promissory Note dated March 2004 by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 10.3 to Level 8's Form 10-Q, filed May 12, 2004).

10.4	Securities Purchase Agreement dated as of March 19, 2003 by and among Level 8 Systems, Inc. and the Purchasers (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K, filed March 31, 2003).
10.5
Securities Purchase Agreement dated as of October 15, 2003 by and among Level 8 Systems, Inc. and the Purchasers in the October Private Placement (incorporated by reference to exhibit 10.2 to Level 8’s Form 10-K, filed March 31, 2004).

10.6
Securities Purchase Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement (incorporated by reference to exhibit 10.1 to Level 8's Report on Form 8-K, filed January 25, 2002).

10.7	Purchase Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 10.1 to Level 8's Report on Form 8-K, filed January 11, 2002).
10.7A
Purchase Agreement, dated as of July 31, 2000, between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K, filed August 11, 2000).

10.8
Securities Purchase Agreement, dated as of August 14, 2002, by and among Level 8 Systems, Inc. and the purchasers of the Series C Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8’s Form 8-K filed August 27, 2002).

10.9
Agreement by and among Level 8 Systems, Inc. and the holders of Series A1/A2/A3 and B1/B2/B3 Preferred Stock, dated as of August 14, 2002 (incorporated by reference to exhibit 10.3 to Level 8’s Form 8-K filed August 27, 2002).

10.10
Exchange Agreement among Level 8 Systems, Inc., and the various stockholders identified and listed on Schedule I, dated as of August 29, 2002 (incorporated by reference to exhibit 10.1 to Level 8’s Form 8-K filed August 30, 2002).

10.11A
First Amendment to Exchange Agreement, dated as of October 25, 2002, among Level 8 Systems, Inc., and the various stockholders identified and listed on Schedule I to that certain Exchange Agreement, dated as of August 29, 2002 (incorporated by reference to exhibit 10.1 to Level 8’s Form 10-Q filed November 15, 2002).

10.11B
Securities Purchase Agreement, dated as of June 29, 1999, among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series A Preferred Stock (incorporated by reference to exhibit 10.1 to Level 8's Form 8-K filed July 23, 1999).

10.11C
Securities Purchase Agreement, dated as of July 20, 2000, among Level 8 Systems, Inc. and the investors named on the signature pages thereof for the purchase of Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to Level 8's Report on Form 8-K filed July 31, 2000).

10.12
Amended PCA Shell License Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K, filed January 11, 2002).

10.12A
PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8’s Report on Form 8-K, filed September 11, 2000).

10.13
Asset Purchase Agreement by and among Level 8 Systems, Inc., Level 8 Technologies, Inc. and Starquest Ventures, Inc., dated as of May 31, 2002 (incorporated by reference to exhibit 10.2 to Level 8’s Form 8-K filed June 25, 2002).

10.14
Promissory Note of Level 8 Systems, Inc., dated as of September 28, 2001, among Level 8 Systems, Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.2 to Level 8’s Form 10-K filed April 2, 2002).

10.14 A	Amendment No. 1 to Promissory Note of Level 8 Systems, Inc., dated as of November 8, 2004 and letter dated November 8, 2004 among Level 8 Systems, Inc. and Bank Hapoalim (filed herewith).
10.14 B
Amendment to Promissory Note of Level 8 Systems, Inc., dated as of November 15, 2003 among Level 8 Systems, Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.10 A to Level 8’s Form 10-K, filed March 31, 2004).

10.15	Employment Agreement between Anthony Pizi and the Company effective January 1, 2004 (filed herewith).*
10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2004 (filed herewith).*
10.17	Separation Agreement and Mutual Limited Release between Level 8 Systems, Inc. and Paul Rampel (incorporated by reference to exhibit 10.1 of Level 8’s Form 8-K filed June 25, 2002).*
10.18
Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated (incorporated by reference to exhibit 10.2 to Level 8’s Registration Statement of Form S-1/A, filed September 22, 2000, File No. 333-44588).*

10.18A	Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.9A to Level 8’s Form 10-K filed April 2, 2002).*
10.18B	Seventh Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.14 B to Level 8’s Form 10-K, filed March 31, 2004).*
10.19
Level 8's February 2, 1995 Non-Qualified Option Plan (incorporated by reference to exhibit 10.1 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).*

10.20
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

10.17
Lease Agreement for Cary, N.C. offices, dated November 7, 2003, between Level 8 Systems, Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.17 to Level 8’s Form 10-K, filed March 31, 2004).

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

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).
16.1	Letter from Margolis & Company PC regarding change of accountant (incorporated by reference to Exhibit 16.1 to Level 8’s Current Report on Form 8-K, filed February 6, 2004).
21.1	List of subsidiaries of the Company (filed herewith).
23.1	Consent of Margolis & Company LLP (filed herewith).
23.2	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of Anthony C. Pizi and John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
* Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 8 SYSTEMS, INC.

By: /s/ Anthony C. Pizi
Anthony C. Pizi
                            Chief Executive Officer
Date: March 17, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date
/s/ Ralph Martino Ralph Martino	Chairman of the Board	March 17, 2005
/s/ Anthony C. Pizi Anthony C. Pizi	Chief Executive Officer (Principal Executive Officer)	March 17, 2005
/s/ John P. Broderick John P. Broderick	Chief Financial and Operating Officer (Principal Chief Accounting Officer)	March 17, 2005
/s/ Nicholas Hatalski Nicholas Hatalski	Director	March 17, 2005
/s/ Bruce Hasenyager Bruce Hasenyager	Director	March 17, 2005
/s/ Kenneth Nielsen Kenneth Nielsen	Director	March 17, 2005
/s/ Jay Kingley Jay Kingley	Director	March 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Level 8 Systems, Inc.
Farmingdale, New Jersey

We have audited the accompanying consolidated balance sheet of Level 8 Systems, Inc. and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows, and comprehensive loss for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 8 Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                            /s/ Margolis & Company P.C.

Certified Public Accountants

Bala Cynwyd, PA
February 25, 2005, except for Note 23, as to which the date is March 7, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Level 8 Systems, Inc.
Farmingdale, New Jersey

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), cash flows, and comprehensive loss of Level 8 Systems, Inc. and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of Level 8 Systems, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                        /s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 28, 2003

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$107	$19
Cash held in escrow	--	776
Assets of operations to be abandoned	148	149
Trade accounts receivable, net	152	12
Prepaid expenses and other current assets	108	270
Total current assets	515	1,226
Property and equipment, net	15	26
Software product technology, net	--	4,063
Other assets	--	47
Total assets	$530	$5,362
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior reorganization debt	$1,548	$--
Short-term debt	3,646	2,625
Accounts payable	2,351	2,545
Accrued expenses:
Salaries, wages, and related items	879	508
Other	1,725	1,613
Liabilities of operations to be abandoned	536	451
Deferred revenue	85	39
Total current liabilities	10,770	7,781
Long-term debt	250	131
Warrant liability	--	198
Senior convertible redeemable preferred stock	1,367	3,355
Total liabilites	12,387	11,465
Commitments and contingencies (Notes 20 and 21)
Stockholders' equity (deficit):
    Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized.
Series A3 - 10,070 shares issued and 1,571 and 4,070 shares outstanding at December  31, 2004 and 2003, respectively, $1,000 per  share liquidation preference (aggregate liquidation value of $1,571)
Series B3 - 30,000 shares issued and outstanding, $1,000 per share liquidation preference (aggregate liquidation value of $30,000)
Series C - 1,590 shares issued and 1,141 and 1,340 outstanding at December 31, 2004 and 2003, respectively, $1,000 per share liquidation preference (aggregate liquidation value of $1,141)
	-- -- --	-- -- --
Common stock, $0.001 par value, 85,000,000 shares authorized at December 31, 2004 and 2003; 43,304,022 and 26,645,062 issued and outstanding at December 31, 2004 and 2003, respectively	43	27
Additional paid-in-capital	210,142	206,149
Accumulated other comprehensive loss	(8)	(6)
Accumulated deficit	(222,034)	(212,273)
Total stockholders' (deficit)	(11,857)	(6,103)
Total liabilities and stockholders' deficit	$530	$5,362

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Years Ended December 31,
	2004	2003	2002
Revenue:
Software	$239	$102	$1,491
Maintenance	306	316	571
Services	230	112	1,039
Total operating revenue	775	530	3,101
Cost of revenue:
Software	4,478	4,152	7,396
Maintenance	382	373	181
Services	1,015	908	900
Total cost of revenue	5,875	5,433	8,477
Gross margin (loss)	(5,100)	(4,903)	(5,376)
Operating expenses:
Sales and marketing	1,088	1,680	2,808
Research and product development	1,111	1,017	1,902
General and administrative	1,522	2,558	3,935
Write-off of intangible assets	587	-	-
(Gain)/loss on disposal of assets	(5)	415	461
Restructuring, net	-	(834)	1,300
Total operating expenses	4,303	4,836	10,406
Loss from operations	(9,403)	(9,739)	(15,782)
Other income (charges):
Interest income	-	33	180
Interest expense	(264)	(119)	(471)
Change in fair value of warrant liability	198	133	2,947
Other expense	(262)	(18)	(171)
	(328)	(135)	2,485
Loss before (benefit) for income taxes	(9,731)	(9,874)	(13,297)
Income tax (benefit) - foreign	-	-	(155)
Loss from continuing operations	(9,731)	(9,874)	(13,142)
Loss from discontinued operations	(30)	(132)	(5,040)
Net loss	($9,761)	($10,006)	($18,182)

Accretion of preferred stock and deemed dividends	-	1,702	995
Net loss applicable to common stockholders	($9,761)	($11,708)	($19,177)
Loss per share:
Loss from continuing operations - basic and diluted	($0.28)	($0.54)	($0.75)
Loss from discontinued operations - basic and diluted	-	-	(0.27)
Net loss applicable to common stockholders - basic and diluted	($0.28)	($0.54)	($1.02)

Weighted average common shares outstanding - basic and diluted	35,982	21,463	18,877

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
	Common Stock Shares Amount		Preferred Stock Shares Amount		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	16,155	$16	42	$--	$196,043	$(181,388)	$(778)	$13,893
Shares issued as compensation	108	--			139			139
Shares issued in private placement of common stock	2,382	3			3,571			3,574
Shares issued for litigation settlement	142	--			270			270
Shares issued for Cicero license agreement	250	--			622			622
Shares forfeited for repayment of notes receivable	(15)	--			(21)			(21)
Shares issued in private placement of series C preferred		--	2		1,590			1,590
Conversion of preferred shares to common	181	--	(2)		--			--
Warrants issued for financing					373	(373)		--
Accretion of preferred stock					329	(329)		--
Deemed dividend						(293)		(293)
Foreign currency translation adjustment							61	61
Net loss						(18,182)		(18,182)
Balance at December 31, 2002	19,203	$19	42	$--	$202,916	$(200,565)	$(717)	$1,653
Conversion of preferred shares to common	1,378	1	(6)		--			1
Shares issued as compensation	95	--			48			48
Shares issued for bank guarantee	150	--			51			51
Exercises of stock options	27	--			6			6
Conversion of warrants	3,352	4			402			406
Conversion of senior convertible redeemable preferred stock	546	1			174			175
Accretion of preferred stock					640	(640)		--
Shares issued in private placement of common stock	1,894	2			850			852
Deemed dividend					1,062	(1,062)		--
Foreign currency translation adjustment.							(6)	(6)
Reclassification of unrealized loss included in income							717	717
Net loss						(10,006)		(10,006)
Balance at December 31, 2003	26,645	$27	36	$--	$206,149	$(212,273)	$(6)	$(6,103)
Conversion of preferred shares to common	824	1	(3)		--			1
Shares issued as compensation	1,068	1			188			189
Shares issued for conversion of warrants	1,352	1			111			112
Shares issued for conversion of convertible notes	135	--			50			50
Shares issued for bank guarantee	4,092	4			442			446
Conversion of senior convertible redeemable preferred stock	3,792	4			1,210			1,214
Shares issued in private placement of common stock	3,369	3			1,244			1,247
Issuance of common stock from acquisition	2,027	2			748			750
Foreign currency translation adjustment							(2)	(2)
Net loss						(9,761)		(9,761)
Balance at December 31, 2004	43,304	$43	33	$--	$210,142	$(222,034)	$(8)	$(11,857)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2004	2003	2002

Net loss	($9,761)	($ 10,006)	($ 18,182)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2)	(6)	(199)
Reclassification of accumulated foreign currency translation adjustments for dissolved subsidiaries	-	-	260
Reclassification of unrealized loss included in income - other than temporary decline	-	717	-
Comprehensive loss	($9,763)	($ 9,295)	($ 18,121)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(9,761)	$(10,006)	$(18,182)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	4,287	3,116	8,042
Change in fair value of warrant liability	(198)	(133)	(2,947)
Stock compensation expense	635	48	139
Impairment of intangible assets and software product technology	587	993	-
Provision for doubtful accounts	(4)	(52)	(477)
(Gain) loss on disposal of assets	--	(23)	461
Other	--	--	98
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	(143)	1,404	352
Assets and liabilities held for sale - systems integration	--	--	6,409
Assets and liabilities of operations to be abandoned	86	101	473
Due from Liraz	--	--	(56)
Prepaid expenses and other assets	216	420	803
Accounts payable and accrued expenses	884	(351)	(2,181)
Deferred revenue	46	(273)	(122)
Net cash (used in) operating activities	(3,365)	(4,756)	(7,188)
Cash flows from investing activities:
Proceeds from sale of available for sale securities	--	--	175
Purchases of property and equipment	--	(36)	(11)
Repayment of note receivable	--	867	2,460
Cash received from sale of line of business assets	--	--	1,300
Net cash provided by investing activities	--	831	3,924
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	1,250	859	1,974
Proceeds from issuance of preferred shares, net of issuance costs	--	--	1,380
Proceeds from issuance of convertible redeemable stock, less escrow of $776	--	2,754	--
Proceeds from exercise of warrants	112	406	--
Borrowings under credit facility, term loans and notes payable	2,540	980	381
Repayments of term loans, credit facility and notes payable	(447)	(1,248)	(583)
Net cash provided by financing activities	3,455	3,751	3,152
Effect of exchange rate changes on cash	(2)	(6)	(199)
Net increase (decrease) in cash and cash equivalents	88	(180)	(311)
Cash and cash equivalents at beginning of year	19	199	510
Cash and cash equivalents at end of year	$107	$19	$199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunds) during the year for:
Income taxes	$2	$(18)	$117
Interest	$749	$218	$274

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollar amounts in thousands, except share and per share amounts)

Non-Cash Investing and Financing Activities

2004

During 2004, the Company issued 600,948 shares of common stock to vendors for outstanding liabilities valued at $92. The Company also issued 466,668 shares of common stock to contractors for compensation valued at $47.

In January 2004, the Company acquired substantially all assets and certain liabilities of a federally certified encryption software company.  The Company issued 2,027,027 shares of common stock valued at $750.

During 2004, the Company issued 4,092,000 shares of common stock to a designated subsidiary of Liraz Systems Ltd. as compensation for extension of a bank debt guarantee valued at $447.

In October 2004, 750 shares of Series D Convertible Redeemable Preferred Stock were redeemed in return for $775 as a condition of escrow in the event that a joint venture for the Asian market was not formed or operational by July 17, 2003. Such redemption was concluded in November 2004 and the escrowed proceeds, including $4 of interest, were distributed back to the holders of Series D Preferred Stock. During 2004, the Company issued 3,791,999 shares of Level 8 Systems common stock upon conversion of 1,213 shares of Series D Convertible Redeemable Preferred Stock.

During 2004, 179 shares of Series C Convertible Redeemable Preferred Stock were converted into 523,684 shares of Level 8 Systems common stock.

In May 2004, the Company issued 135,135 shares of common stock on conversion of a $50 convertible note.

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

In October 2003, the Company issued 3,048,782 warrants to holders of the Series A3 Convertible Redeemable Preferred Stock and Series B3 Convertible Redeemable Preferred Stock under an existing agreement and in consideration for the waiver of certain price protection anti-dilution provisions of the Series A3 Preferred Stock and Series B3 Preferred Stock agreements. The warrants have a strike price of $0.40 valued at $1,062. (See Note 12.)

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

2002

During 2002, the Company issued 109,672 shares of common stock to employees for retention bonuses and severance. The bonus was valued at $92. (See Note 12.)

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

In August 2002, the Company completed an exchange of 11,570 shares of Series A1 Convertible Redeemable Preferred Stock (“Series A1 Preferred Stock”) and 30,000 shares of Series B1 Convertible Redeemable Preferred Stock ("Series B1 Preferred Stock") for 11,570 shares of Series A2 Convertible Preferred Stock (“Series A2 Preferred Stock”) and 30,000 shares of Series B2 Convertible Preferred Stock (“Series B2 Preferred Stock”), respectively. (See Note 12.)

In October 2002, the Company completed an exchange of all of the outstanding shares of Series A2 Convertible Redeemable Preferred Stock (“Series A2 Preferred Stock”) and Series B2 Convertible Redeemable Preferred Stock (“Series B2 Preferred Stock”) and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock (“Series A3 Preferred Stock”) and Series B3 Convertible Redeemable Preferred Stock (“Series B3 Preferred Stock”) and related warrants. This exchange was affected to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants. (See Note 12.)

In December 2002, the Company issued 1,462,801 warrants to holders of the Series A3 Convertible Redeemable Preferred Stock and Series B3 Convertible Redeemable Preferred Stock under an existing agreement and in consideration for the waiver of certain price protection anti-dilution provisions of the Series A3 Preferred Stock and Series B3 Preferred Stock agreements. The warrants have a strike price of $0.40. (See Note 12.)

In December 2002, the Company received $744 and $617 in notes receivable related to the sale of assets related to Systems Integration segment products. (See Note 3.)

LEVEL 8 SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

NOTE 1.   SUMMARY OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Level 8 Systems, Inc. (''Level 8'' or the ''Company'') is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $9,761 for the year ended December 31, 2004 and has experienced negative cash flows from operations for each of the years ended December 31, 2004, 2003 and 2002. At December 31, 2004, the Company had a working capital deficiency of approximately $10,255. The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero-related product line and continues to negotiate with significant customers that have begun or finalized the “proof of concept” stage with the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources, although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger at a Shareholders meeting in early 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. As of December 31, 2004, the Company has raised a total of $1,548 from the Note and Warrant Offering. An additional $67 was in transit to the Company on December 31, 2004 resulting in a total raise of $1,615. Management expects that it will be able to raise additional capital, post merger, and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management’s plan will be executed as anticipated.

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

Trade Accounts Receivable:

Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements.

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

Additionally, the Company has recorded software development costs for its purchases of developed technology through acquisitions. (See Note 2.)

Capitalized software costs are amortized over related sales on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product. (See Note 7.)

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

Long-Lived Assets:

The Company reviews the recoverability of long-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. Effective January 1, 2002, the Company accounts for impairments under the Financial Accounting Standards Board ("FSAB") Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  During 2004 and 2003, the Company recorded impairments associated with its Cicero technology and for its Ensuredmail technology acquired in 2004. During 2002, the Company recorded impairments associated with the sale of the Geneva and Star SQL and CTRC operations.

Revenue Recognition:

The Company recognizes license revenue from end-users and third party resellers in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, ''Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions''. The Company reviews each contract to identify elements included in the software arrangement. SOP 97-2 and SOP 98-9 require that an entity recognize revenue for multiple element arrangements by means of the ''residual method'' when (1) there is vendor-specific objective evidence (''VSOE'') of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. VSOE of the fair value of undelivered elements is established on the price charged for that element when sold separately. Software customers are given no rights of return and a short-term warranty that the products will comply with the written documentation. The Company has not experienced any product warranty returns.

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

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $7, $9, and $53 for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred.

Income Taxes:

The Company uses SFAS No. 109, ''Accounting for Income Taxes'', to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is ''more likely than not'' that recorded deferred tax assets will not be realized. (See Note 10.)

Discontinued Operations:

During the third quarter of 2002, the Company made a decision to dispose of the Systems Integration segment and entered into negotiations with potential buyers. The Systems Integration segment qualified for treatment as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the Company reclassified the results of operations for the Systems Integration segment in 2002 to "loss from discontinued operations" in the Consolidated Statements of Operations. The sale of the Systems Integration segment was completed in December 2002. (See Note 3.)

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2004, 2003, and 2002, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2004	2003	2002
Stock options	7,488,639	5,625,878	3,834,379
Warrants	19,953,406	10,926,706	5,315,939
Preferred stock	9,855,723	16,893,174	7,812,464
	37,297,768	33,445,758	16,962,782

In 2004, 2003 and 2002, no dividends were declared on preferred stock.

Stock-Based Compensation:

The Company has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and has applied Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method required by SFAS No. 123, the Company’s net loss and diluted net loss per common share would have been the pro forma amounts indicated below.

	Years ended December 31,
	2004	2003	2002
Net loss applicable to common stockholders, as reported	($9,761)	($11,708)	($19,177)
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(777)	(1,016)	(3,387)

Pro forma loss applicable to common stockholders	($10,538)	($12,724)	($22,564)

Loss per share:
Basic and diluted, as reported	$(0.28)	$(0.54)	$(1.02)
Basic and diluted, pro forma	$(0.29)	$(0.59)	$(1.20)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2004	2003	2002

Expected life (in years)	4.19 years	8.33 years	10 years
Expected volatility	138%	126%	96%
Risk free interest rate	4.75%	4.00%	4.25%
Expected dividend yield	0%	0%	0%

Warrants Liability:

The Company has issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants are accounted for as a liability and are re-measured through the Consolidated Statements of Operations at each balance sheet date.

Reclassifications:

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on previously reported net income or stockholders' equity.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, ("SFAS 123R").  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations.  SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R.  The Company has not yet determined which fair-value method and transitional provision it will follow.  However, the Company expects that the adoption of SFAS 123R will have a significant impact on its results of operations.  The Company does not expect the adoption of SFAS 123R will impact its overall financial position.  See Stock-Based Compensation above for the pro forma impact on net loss and net loss per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In January 2003, the FASB issued Interpretation No. 46 or FIN 46,“Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 for financial statements of interim or annual periods that end after December 15, 2003. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company’s consolidated financial position or results of operations might be materially impacted.

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

NOTE 2.  ACQUISITIONS

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired, charged to the Statements of Operations for the year ended December 31, 2004. (See Note 7.)

NOTE 3. DISPOSITIONS

Sale of Geneva:

Effective October 1, 2002, the Company sold its Systems Integration software business to EM Software Solutions, Inc. Under the terms of the agreement, EM Solutions acquired all rights, title and interest to the Geneva Enterprise Integrator and Geneva Business Process Automator products along with certain receivables, deferred revenue, maintenance contracts, fixed assets and certain liabilities. The Company had identified these assets as being held for sale during the third quarter of 2002 and, as such, reclassified the results of operations to “income/loss from discontinued operations”. The Company received total proceeds of $1,637; $276 in cash, a short-term note in the amount of $744 and a five-year note payable monthly in the aggregate amount of $617. The short-term note was due by February 13, 2003 and was repaid subsequent to December 31, 2002. The five-year note was recorded net of an allowance of $494. The carrying value of the assets sold was approximately $374 resulting in a loss on the disposal of discontinued operations of $769. Revenues for the Systems Integration segment were $3,700 in 2002. (See Note 6.)

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

NOTE 4. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31:

	2004	2003
Current trade accounts receivable	$164	$20
Less: allowance for doubtful accounts	(12)	(8)
	$152	$12

The (credit) provision for uncollectible amounts was ($4), ($52), and ($477) for the years ended December 31, 2004, 2003, and 2002, respectively. Write-offs (net of recoveries) of accounts receivable were ($0), ($488), and ($437) for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31:

	2004	2003
Computer equipment	$242	$242
Furniture and fixtures	8	8
Office equipment	138	138
	388	388
Less: accumulated depreciation and amortization	(373)	(362)

	$15	$26

Depreciation and amortization expense of property and equipment was $11, $167, and $402 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 6. NOTES RECEIVABLE

As discussed in Note 3, in 2002 the Company disposed of the remaining assets of the Systems Integration segment through a sale to EM Software Solutions, Inc. As part of the proceeds, the Company received two notes receivable from the purchaser. The first note was due on February 13, 2003 in the amount of $744 and bore interest at prime plus 2.25%. This note was repaid in February 2003. The second note was in the principal amount of $617 and bears interest at prime plus 1%. Principal and interest is payable monthly and the note matures in 2007. Due to the uncertainty of the collection of the note at the time, the Company recorded the note net of an allowance of $494.

As more fully discussed in Note 21, the Company had been party to litigation for breach of a real estate lease. That case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable due from EM Software Solutions, with recourse equal to the unpaid portion of the Note should the Note obligor default on future payments. The principal balance outstanding on the Note at the time of assignment was $545. The Company assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and has recognized a long-term liability in the amount of $131. In addition, the Company wrote off the unreserved portion of the Note, or $51.

In conjunction with the sale of Profit Key on April 6, 1998, the Company received a note receivable from the purchaser for $2,000. The remaining balance on the note totaled $1,000 and was due in equal annual installments beginning on March 31, 2001. The note bore interest at 9% per annum. In 2002, the Company sold its remaining interest in the note to a group of investors including Nicholas Hatalski and Paul Rampel, both members of the Company's Board of Directors at the time, and Anthony Pizi, the Company's Chairman for $400, and recorded a loss on the sale of $100.

NOTE 7. SOFTWARE PRODUCT TECHNOLOGY

In accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company periodically completed an assessment of the recoverability of the Cicero product technology. This assessment was performed during 2004, due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the previous twelve to eighteen months. The Company was in negotiations with customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations had been in process for several months and expected completion of the transactions had been delayed, the Company had reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value for the year ended December 31, 2004. This charge, in the amount of $2,844, was recorded as software amortization for the year ended December 31, 2004. As of December 31, 2004, the Company has no capitalized costs for the Cicero technology.

Also in accordance with SFAS 86, the Company completed an assessment of the recoverability of the Ensuredmail product technology. This assessment was also completed during 2004, due to the Company’s revised cash flow projections from software revenue. These revised cash flow projections do not support the long-lived asset and accordingly the Company has impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value. This charge, in the amount of $154, was recorded as software amortization for the year ended December 31, 2004.  As of December 31, 2004, the Company has no capitalized costs for the Ensuredmail software technology.

Effective July 2002, the Company determined that the estimated asset life of the Cicero technology has been extended as a result of the January 2002 amended license agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) wherein the exclusive right to modify, commercialize, and distribute the technology was extended in perpetuity. Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years. The effect of the change in the estimated life resulted in a reduction of $4,608 and $2,407 of amortization expense for the years ended December 31, 2003 and 2002, respectively. The impact on the net loss applicable to common stockholders - basic and diluted was $(0.21) per share for December 31, 2003 and $(0.13) per share for December 31, 2002.

During the years ended December 31, 2004, 2003 and 2002, the Company recognized $4,276 of which $3,585 is an impairment charge, $3,933, of which $993 is an impairment charge, and $7,375, respectively, of expense related to the amortization of these costs, which is recorded as cost of software revenue in the consolidated statements of operations. Accumulated amortization of capitalized software costs was $24,712 and $20,436 at December 31, 2004 and 2003, respectively.

NOTE 8. SENIOR REORGANIZATION DEBT

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger at a Shareholders' meeting in early 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. In addition, those warrant holders who elected to convert the first $1,000 of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero, Inc.

As of December 31, 2004, the Company has raised a total of $1,548 from the Note and Warrant Offering. An additional $67 was in transit to the Company on December 31, 2004 resulting in a total raise of $1,615. If the merger proposal is not approved, the Notes will immediately become due and payable.

NOTE 9. SHORT TERM DEBT AND CONVERTIBLE NOTES

Notes payable, long-term debt, and notes payable to related party consist of the following at December 31:
	2004	2003
Term loan (a)	$ 1,971	$ 1,971
Note payable; related party (b)	69	85
Notes payable (c)	644	444
Short term convertible note (d)	235	125
Short term convertible note, related party (e)	727	--
	$ 3,646	$ 2,625

(a)
The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 3.21% at December 31, 2004). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matures on November 3, 2005. (See Note 17.)

(b)	From time to time during the year the Company entered into promissory notes with the Company's Chairman. The notes bear interest at 12% per annum.

(c)
The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders, which provide for short term borrowings both secured and unsecured by accounts receivable. In addition, the Company has settled certain litigation and agreed to a series of promissory notes to support the obligations. The notes bear interest between 10% and 12% per annum.

(d)
The Company entered into convertible notes with private lenders. The notes bear interest between 12% and 24% per annum and allows for the conversion of the principal amount due into common stock of the Company.

(e)
The Company entered into convertible promissory notes with Anthony Pizi, and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company’s Chairman and Chief Executive Officer. The notes bear interest at 12% per annum and allows for the conversion of the principal amount due into common stock of the Company.

NOTE 10. INCOME TAXES

Income tax expense was composed of the following for the years ended December 31:
	2004	2003	2002
Federal - current	$--	$--	$--
State and local - current	--	--	--
	--	--	--

Foreign taxes (benefit) and withholdings	--	--	(155)
Current taxes	--	--	(155)

Federal - deferred	--	--	--
State and local - deferred	--	--	--
Deferred taxes	--	--	--

Total income tax provision (benefit)	$--	$--	$(155)

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31:

	2004	2003	2002
Expected income tax benefit at statutory rate (34%)	$(3,319)	$(3,402)	$(6,235)
State taxes, net of federal tax benefit.	(219)	(405)	(358)
Effect of foreign operations including withholding taxes	12	(31)	(68)
Effect of change in valuation allowance	3,357	3,769	6,362
Amortization and write-off of non-deductible goodwill	--	--	--
Non-deductible expenses	169	69	144
Total	$--	$--	$(155)

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2004	2003
Current assets:
Allowance for doubtful accounts	$4	$85
Accrued expenses, non-tax deductible	522	200
Deferred revenue	34	--
Noncurrent assets:
Loss carryforwards	76,229	74,517
Depreciation and amortization	7,581	5,709
	84,370	80,511

Less: valuation allowance	(84,370)	(80,511)

	$--	$--

At December 31, 2004, the Company had net operating loss carryforwards of approximately $190,571, which may be applied against future taxable income. These carryforwards will expire at various times between 2005 and 2024. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2004 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 11. SENIOR CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement require that the Company place $1,000 of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1,000 in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. On October 21, 2004, the Company received notification from the lead investors of their intent to redeem the escrow balance and surrender the equivalent amount of Series D preferred shares. This redemption was completed in November 2004.

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

NOTE 12. STOCKHOLDERS’ EQUITY

Common Stock:

In January 2004, the Company completed a common stock financing round wherein it raised $1,247 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37. The warrants expire three years from the date of grant. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

Stock Grants:

During 2004 and 2003, no stock awards were made to employees. During 2002, the Company issued 109,672 shares of common stock to employees for retention bonuses and severance. The grants were valued and recorded based on the fair market value of the stock on the date of grant, which totaled $92.

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

Activity for stock options issued under these plans for the fiscal years ending December 31, 2004, 2003 and 2002 was as follows:
	Plan Activity	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2001	4,366,153	1.37 - 39.31	$6.92

Granted	1,942,242	0.34 - 1.70	0.58
Forfeited	(2,474,016)	0.39-39.31	6.76
Balance at December 31, 2002	3,834,379	0.34-39.31	3.81

Granted	2,566,126	0.22 - 0.57	0.24
Exercised	(121,434)	0.22 - 0.22	0.22
Forfeited	(653,193)	0.22- 39.31	2.60
Balance at December 31, 2003	5,625,878	0.20-39.31	2.43

Granted	3,139,232	0.12 - 0.39	0.26
Exercised	(519,232)	0.08 - 0.37	0.17
Forfeited	(757,239)	0.22-37.88	8.12
Balance at December 31, 2004	7,488,639	0.12-39.31	$1.11

The weighted average grant date fair value of options issued during the years ended December 31, 2004, 2003, and 2002 was equal to $0.26, $0.24, and $0.58 per share, respectively. There were no option grants issued below fair market value during 2004, 2003 or 2002.

At December 31, 2004, 2003, and 2002, options to purchase approximately 4,775,040, 2,770,126, and 1,409,461 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.12 to $39.32. The following table summarizes information about stock options outstanding at December 31, 2004:

EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE FOR OPTIONS OUTSTANDING	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$ 0.12 - 3.93	6,737,039	8.2	4,023,440	$ 0.52
3.94 -7.86	646,250	6.1	646,250	5.81
7.87-11.79	72,650	4.4	72,650	8.97
11.80-15.72	5,000	2.7	5,000	14.73
15.73-19.66	7,500	5.6	7,500	18.81
19.67-23.59	3,000	5.5	3,000	20.00
23.60-27.52	0	0.0	0	0.00
27.53-31.45	3,000	5.0	3,000	30.25
31.46-35.38	0	0.0	0	0.00
35.39-39.32	14,200	5.2	14,200	39.16

	7,488,639	8.0	4,775,040	$ 1.56

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

In connection with the sale of Series C Preferred Stock, the Company agreed with the existing holders of its Series A1 Convertible Preferred Stock (the “Series A1 Preferred Stock”) and the Series B1 Convertible Preferred Stock (the “Series B1 Preferred Stock”), in exchange for their waiver of certain anti-dilution provisions, to reprice an aggregate of 1,801,022 warrants to purchase common stock from an exercise price of $1.77 to $0.38. The Company entered into an Exchange Agreement with such holders providing for the issuance of 11,570 shares of Series A2 Convertible Preferred Stock (“Series A2 Preferred Stock”) and 30,000 Series B2 Convertible Preferred Stock (“Series B2 Preferred Stock”), respectively. Series A2 Preferred Stock and Series B2 Preferred Stock are convertible into an aggregate of 1,388,456 and 2,394,063 shares of the Company’s common stock at $8.33 and $12.53 per share, respectively. The exchange is being undertaken in consideration of the temporary release of the anti-dilution provisions of the Series A1 Preferred Stockholders and Series B1 Preferred Stockholders. Based on a valuation performed by an independent valuation firm, the Company recorded a deemed dividend of $293, to reflect the increase in the fair value of the preferred stock and warrants as a result of the exchange. (See “Stock Warrants” for fair value assumptions.) The dividend increased the fair value of the warrant liability. As of December 31, 2004, no warrants had been exercised.

On October 25, 2002, the Company effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock (“Series A2 Preferred Stock”) and Series B2 Convertible Redeemable Preferred Stock (“Series B2 Preferred Stock”) and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock (“Series A3 Preferred Stock”) and Series B3 Convertible Redeemable Preferred Stock (“Series B3 Preferred Stock”) and related warrants. This exchange was made to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.33 and $12.53, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock (“Series A3 Warrants”) was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock (“Series B3 Warrants”) was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company’s Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company’s Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its common stock. The Company may cause the redemption of the Series A3 Preferred Stock warrants and the Series B3 Preferred Stock warrants for $.0001 at any time if the closing price of the Company’s common stock over 20 consecutive trading days is greater than $5.00 and $7.50 per share, respectively. The holders of the Series A3 and Series B3 Warrants may cause the warrants to be redeemed for cash at the difference between the exercise price and the fair market value immediately preceding a redemption event as defined in the contract. As such, the fair value of the warrants at issuance has been classified as a warrant liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. As of December 31, 2004, no warrants have been exercised and the fair value of the liability is $0.

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

During 2004 and 2003 there were 4,686 shares of preferred stock converted into 7,037,451 shares of the Company's common stock and 6,250 shares of preferred stock converted into 1,377,921 shares of the Company’s common stock, respectively. There were 1,571 shares of the Series A3 Preferred Stock and 30,000 shares of Series B3 Preferred Stock, 1,141 shares of Series C Preferred Stock, and 1,367 shares of Series D Preferred Stock outstanding at December 31, 2004.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model. Warrants granted in 2004, 2003, and 2002 were valued using the following assumptions:

	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Expected Dividend	Fair Value of Common Stock

Preferred Series A3 and B3 Warrants	4	107.5%	4%	None	$1.89
2002-2003 Financing Warrants	5	97%	2%	None	$0.40
Preferred Series C Warrants	5	117%	3%	None	$0.38
Preferred Series D-1 Warrants	5	117%	3%	None	$0.07
Preferred Series D-2 Warrants	5	102%	3%	None	$0.20
Private Placement - October 2003	3	102%	3%	None	$0.45
Private Placement - January 2004	3	101%	3%	None	$0.36

During December 2000, the Company issued a commercial lender rights to purchase up to 172,751 shares of the Company's common stock at an exercise price of $4.34 in connection with a new credit facility. The warrants were valued at $775 or $4.49 per share and were exercisable until December 28, 2004. As of the date of expiration, no warrants were exercised.

Increase in Capital Stock:

In July 2003, the stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of Common Stock that the Company is authorized to issue from 60,000,000 to 85,000,000.

NOTE 13. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its U.S. employees - the Level 8 Systems 401(k). Under the terms of the Plan, the Company provides a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible Level 8 plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions to the Plan included in the Consolidated Statement of Operations totaled $54, $14, and $7 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company also had employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. There was $0, $0, and $12 in expense recognized under these plans for the years ended December 31, 2004, 2003, and 2002, respectively. The Company no longer maintains foreign subsidiaries.

NOTE 14. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2004, five customers accounted for 24.6%, 22.4%, 13.5%, 11.8% and 11.4% of operating revenues. In 2003, three customers accounted for 42.1%, 19.5% and 12.7% of operating revenues.  In 2002, two customers accounted for 38.7% and 26.7% of operating revenues.

NOTE 15. FOREIGN CURRENCIES

As of December 31, 2004, the Company had $0 of U.S. dollar equivalent cash and trade receivable balances denominated in foreign currencies. As of December 31, 2003, the Company had $0 and $8 of U.S. dollar equivalent cash and trade receivable balances, respectively, denominated in foreign currencies.

The Company’s net foreign currency transaction losses were $13, $31, and $171 for the years ended 2004, 2003, and 2002, respectively.

The more significant trade accounts receivable denominated in foreign currencies as a percentage of total trade accounts receivable were as follows:

	2004	2003
Euro	-	41.2%
Pound Sterling	-	-

NOTE 16. SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

The Company makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: (1) Desktop Integration segment, and (2) Messaging and Application Engineering segment. The Company previously had three reportable segments but the Company has reported the Systems Integration segment as discontinued operations.

The principal product in the Desktop Integration segment is Cicero. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications.

The products that comprise the Messaging and Application Engineering segment are Ensuredmail, Geneva Integration Broker, CTRC and Star/SQL. During 2002, the Company sold its CTRC and Star/SQL products.

Segment data includes a charge allocating all corporate headquarters costs to each of its operating segments based on each segment's proportionate share of expenses. During 2002, the Company reported the operations of its Systems Integration segment as discontinued operations and has reallocated the corporate overhead for the Systems Integration segment in 2002. The Company evaluates the performance of its segments and allocates resources to them based on earnings (loss) before interest and other income/(expense), taxes, in-process research and development, and restructuring.

The table below presents information about reported segments for the twelve months ended December 31, 2004, 2003 and 2002:

	Desktop Integration	Messaging/Application Engineering	TOTAL
2004:
Total revenue	$707	$68	$775
Total cost of revenue	5,662	213	5,875
Gross margin (loss)	(4,955)	(145)	(5,100)
Total operating expenses	3,348	373	3,721
Segment profitability (loss)	$(8,303)	$(518)	$(8,821)

2003:
Total revenue	$466	$64	$530
Total cost of revenue	5,371	62	5,433
Gross margin (loss)	(4,905)	2	(4,903)
Total operating expenses	4,999	256	5,255
Segment profitability (loss)	$(9,904)	$(254)	$(10,158)

2002:
Total revenue	$2,148	$953	$3,101
Total cost of revenue	6,527	1,950	8,477
Gross margin (loss)	(4,379)	(997)	(5,376)
Total operating expenses	8,211	434	8,645
Segment profitability (loss)	$(12,590)	$(1,431)	$(14,021)

A reconciliation of segment operating expenses to total operating expense follows:

	2004	2003	2002
Segment operating expenses	$3,721	$5,255	$8,645
Write-off of intangible assets	587	--	--
(Gain)Loss on disposal of assets	(5)	415	461
Restructuring, net	--	(834)	1,300
Total operating expenses	$4,303	$4,836	$10,406

A reconciliation of total segment profitability to loss before income taxes for the fiscal years ended December 31:

	2004	2003	2002
Total segment profitability (loss)	$(8,821)	$(10,158)	$(14,021)
Impairment of intangible assets	(587)	--	--
Gain/(loss) on disposal of assets	5	(415)	(461)
Restructuring	--	834	(1,300)
Interest and other income/(expense), net	(328)	(135)	2,485
Net loss before provision for income taxes	$(9,731)	$(9,874)	$(13,297)

The following table presents a summary of long-lived assets by segment as of December 31:

	2004	2003
Desktop Integration	$15	$4,089
Messaging/Application Engineering	-	-

Total assets	$15	$4,089

The following table presents a summary of revenue by geographic region for the years ended December 31:

	2004	2003	2002
Denmark	$7	$32	$20
France	-	-	7
Germany	-	-	35
Israel	-	-	4
Italy	4	18	32
Norway	-	-	1
United Kingdom	1	-	13
USA	762	476	2,989
Other	1	4	-

	$775	$530	$3,101

Presentation of revenue by region is based on the country in which the customer is domiciled. As of December 31, 2004, 2003 and 2002, all of the long-lived assets of the Company are located in the United States. The Company reimburses the Company’s foreign subsidiaries for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.

NOTE 17. RELATED PARTY INFORMATION

Liraz Systems Ltd. guarantees certain debt obligations of the Company. In September 2004, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until November 3, 2005. The Company issued 3,942,000 shares of common stock to Liraz in exchange for this debt extension. In 2003, the Company and Liraz also agreed to extend the guarantee and maturity of the debt obligation until November 2004. The Company agreed to issue Liraz 300,000 shares of stock for that extension. (See Note 9.)

From time to time during 2004 and 2003, the Company entered into short term notes payable with Anthony Pizi, the Company’s Chairman and Chief Executive Officer. The Notes bear interest at 1% per month and are unsecured. At December 31, 2004, the Company was indebted to Mr. Pizi in the amount of $69.

In February 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company’s Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years. The Company also entered into convertible loan agreements with two other individual investors, each in the face amount of $50. Under the terms of the agreement, each loan is convertible into 135,135 shares of common stock and warrants to purchase 135,135 shares of common stock at $0.37 per share. The warrants expire in three years. In May 2004, one of the note holders elected to convert their note into common stock of the Company.

On April 12, 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company’s Chairman and Chief Executive Officer. The Note, in the face amount of $100, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.37 per share. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company’s common stock at $0.37 per share. These warrants expire three years from the date of grant.

In June 2004, the Company entered into a convertible promissory note with Anthony Pizi, the Company’s Chairman and Chief Executive Officer. The Note, in the face amount of $112, bears interest at 1% per month and is convertible into 560,000 shares of the Company’s common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15 which is convertible into 90,118 shares of the Company’s common stock and warrants to purchase 90,118 shares of the Company’s common stock at $0.17 per share. These warrants expire three years from the date of grant.

In June 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company’s Chairman and Chief Executive Officer, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 781,250 shares of our common stock and warrants to purchase 781,250 shares of our common stock exercisable at $0.16. The warrants expire in three years.

On October 12, 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, in the amount of $100. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10. The warrants expire in three years.

On November 12, 2004, the Company entered into another convertible loan agreement with Mark and Carolyn Landis, in the amount of $150. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08. The warrants expire in three years.

NOTE 18. RESTRUCTURING CHARGES

As part of the Company’s plan to focus on the emerging desktop integration marketplace with its new Cicero product, the Company completed substantial restructurings in 2002. At December 31, 2002, the Company’s accrual for restructuring was $772, which was primarily comprised of excess facility costs. As more fully discussed in Note 21 Contingencies, subsequent to September 30, 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance, as of September 30, 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., (see Note 3 Dispositions), with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $370 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131.

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

NOTE 19. FUNDED RESEARCH AND DEVELOPMENT

In May 2002, the Company and Amdocs Ltd. agreed to terminate the funded development agreement and enter into a non-exclusive license to develop and sell its Geneva J2EE technology. Under the terms of the agreement to terminate the funded research and development program, Amdocs Ltd. assumed full responsibility for the development team of professionals located in the Company’s Dulles, Virginia facility. The Geneva products comprised the Systems Integration segment and were subsequently identified as being held for sale. Accordingly, the Company reclassified the Systems Integration segment to discontinued operations. The business was eventually sold to EM Software Solutions, Inc., in December 2002.

NOTE 20. LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 were as follows:
Lease Commitments
2005	$ 99
2006	56
$ 155

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $197, $586, and $2,980, respectively. Sublease income was $0, $241, and $2,487 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company had no sublease arrangements.

NOTE 21. CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545 and it matures in December 2007. We assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and have recognized a long-term liability in the amount of $131.

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors. The amount in dispute was approximately $200 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation. Under the terms of the settlement agreement, we agreed to pay a total of $189 plus interest over a 19-month period ending November 15, 2005.

In March 2004, we were served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247. In October 2004, we reached a settlement agreement wherein we agreed to pay $160 over a 24-month period ending October 2006.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200 over a 20-month period ending July 2006.

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

NOTE 22.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2004:
Net revenues	$83	$250	$173	$269
Gross margin/(loss)	(1,020)	(3,819)	(217)	(44)
Net loss from continuing operations	(2,627)	(4,787)	(1,204)	(1,113)
Net loss discontinued operations	(9)	(7)	(7)	(7)
Net loss .	(2,636)	(4,794)	(1,211)	(1,120)
Net loss/share continued operations - basic and diluted	$(0.09)	$(0.14)	$(0.03)	$(0.02)
Net loss/share discontinued operations -- basic and diluted	--	--	--	--
Net loss/share -basic and diluted	$(0.09)	$(0.14)	$(0.03)	$(0.02)

2003:
Net revenues	$143	$177	$113	$97
Gross margin/(loss)	(1,037)	(968)	(1,734)	(1,164)
Net loss from continuing operations	(2,974)	(2,424)	(2,468)	(2,008)
Net loss discontinued operations	(46)	(20)	(58)	(8)
Net loss .	(3,020)	(2,444)	(2,526)	(2,016)
Net loss/share continued operations - basic and diluted	$(0.19)	$(0.12)	$(0.12)	$(0.11)
Net loss/share discontinued operations -- basic and diluted	--	--	--	--
Net loss/share -basic and diluted	$(0.19)	$(0.12)	$(0.12)	$(0.11)

NOTE 23. SUBSEQUENT EVENTS

As of December 31, 2004, the Company has raised a total of $1,548 from the Note and Warrant Offering. An additional $67 was in transit to the Company on December 31, 2004 resulting in a total raised of $1,615. If the merger proposal is not approved, the Notes will immediately become due and payable. The Company filed its preliminary Form S-4 with the Securities and Exchange Commission on February 15, 2005 and will schedule its Shareholder meeting to vote on the recapitalization merger once SEC approval of the document is obtained.

On March 7,  2005, the Company announced an extension to the Note and Warrant Offering. Under the terms of the extension, participants in the initial offer may opt to enter into additional promissory notes with the Company up to a maximum of $900, in return for additional warrants to purchase common stock of Cicero, Inc. The additional warrants are subject to shareholder approval of the recapitalization merger. The Company will amend its Form S-4 filing with the Securities and Exchange Commission to reflect this extension of the Note and Warrant Offering.