Form 10-Q
period 2005-03-31
LEVEL 8 SYSTEMS INC
filed 2005-05-12
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission File Number 0-26392

LEVEL 8 SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

1433 State Highway 34, Building C; Farmingdale, New Jersey	07727
(Address of principal executive offices)	(Zip Code)

(732) 919-3150
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

43,441,917 common shares, $.001 par value, were outstanding as of May 6, 2005.

Level 8 Systems, Inc.

Part I. Financial Information
Item 1. Financial Statements

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$62	$107
Assets of operations to be abandoned	141	148
Trade accounts receivable, net	126	152
Prepaid expenses and other current assets	49	108
Total current assets	378	515
Property and equipment, net	12	15
Total assets	$390	$530
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior reorganization debt	$2,405	$1,548
Short-term debt	3,422	3,646
Accounts payable	2,437	2,351
Accrued expenses:
Salaries, wages, and related items	1,009	879
Other	1,818	1,725
Liabilities of operations to be abandoned	518	536
Deferred revenue	76	85
Total current liabilities	11,685	10,770
Long-term debt	217	250
Senior convertible redeemable preferred stock	1,367	1,367
Total liabilities	13,269	12,387
Stockholders' (deficit):
Preferred stock	--	--
Common stock	43	43
Additional paid-in-capital	210,150	210,142
Accumulated other comprehensive loss	(7)	(8)
Accumulated deficit	(223,065)	(222,034)
Total stockholders' (deficit)	(12,879)	(11,857)
Total liabilities and stockholders' (deficit)	$390	$530

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Software	$89	$10
Maintenance	33	73
Services	31	--
Total operating revenue	153	83

Cost of revenue
Software	4	719
Maintenance	100	104
Services	228	280
Total cost of revenue.	332	1,103

Gross margin (loss)	(179)	(1,020)

Operating expenses:
Sales and marketing	224	335
Research and product development	264	312
General and administrative	248	471
Impairment of intangible assets	--	587
Total operating expenses	736	1,705
Loss from operations	(915)	(2,725)

Other income (expense):
Interest income	--	1
Interest expense	(124)	(39)
Change in fair value of warrant liability	--	19
Other income	8	117
Loss before provision for income taxes	(1,031)	(2,627)
Income tax provision	--	--

Loss from continuing operations	(1,031)	(2,627)
Loss from discontinued operations	--	(9)
Net loss	$(1,031)	$(2,636)

Loss per share from continuing operations—basic and diluted	(0.02)	(0.09)
Loss per share from discontinued operations-basic and diluted	--	--
Net loss per share applicable to common shareholders—basic and diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding -- basic and diluted	43,412	30,727

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,031)	$(2,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	657
Change in fair value of warrant liability	--	(19)
Stock compensation expense	8	61
Impairment of intangible assets	--	587
Provision for doubtful accounts	(12)	(8)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	38	7
Assets & liabilities - discontinued operations	(11)	3
Prepaid expenses and other assets	59	186
Accounts payable and accrued expenses	307	45
Deferred revenue	(9)	141
Net cash used in operating activities	(648)	(976)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	--	1,247
Borrowings under credit facility, term loans, notes payable	632	100
Repayments of term loans, credit facility and notes payable	(30)	(269)
Net cash provided by financing activities	602	1,078
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	(45)	103
Cash and cash equivalents:
Beginning of period	107	19
End of period	$62	$122

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2005	2004
Net loss	$(1,031)	$(2,636)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	1
Comprehensive loss	$(1,030)	$(2,635)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share amounts)
(unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $9,761 and $10,006 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the quarter ended March 31, 2005, the Company incurred a loss of $1,031 and had a working capital deficiency of $11,307. The Company’s future revenues are entirely dependent on acceptance of Cicero software, which has limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. On December 31, 2004, Level 8 completed a Note and Warrant Offering wherein it has raised a total of approximately $1,615. On March 31, 2005, we completed an extension to the Note and Warrant Offering and raised an additional $965, of which $310 related to non-cash transactions, converting $55 of accounts payable and $255 of short-term debt to Senior Reorganization Debt. Under the terms of the Offers, warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders at the Company’s next annual meeting. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders at an annual meeting anticipated to be held in mid 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. These funds were used to finance the operations of Level 8. There can be no assurance that management will be successful in continued execution of these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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
	Three Months Ended March 31,
	2005	2004
Net loss applicable to common stockholders	$(1,031)	$(2,636)
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(98)	(332)
Pro forma loss applicable to common stockholders	$(1,129)	$(2,968)
Earnings per share:
Basic and diluted, as reported	$(0.02)	$(0.09)
Basic and diluted, pro forma	$(0.03)	$(0.10)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions for the quarter ended March 31, 2005 as follows:

Expected life (in years)	7.67 years
Expected volatility	152.95%
Risk free interest rate	4.75%
Expected dividend yield	0%

The following table sets forth certain information as of March 31, 2005, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s Equity Compensation Plans.

Shares
Outstanding on January 1, 2005	7,488,639
Granted	114,286
Exercised	(114,286)
Forfeited	(229,992)
Outstanding on March 31, 2005	7,258,647

Weighted average exercise price of outstanding options	$1.34
Shares available for future grants on March 31, 2005	1,844,778

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment.”  This statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).  SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005, although earlier adoption is encouraged.

The Company expects to adopt SFAS No. 123R in the quarterly period beginning on January 1, 2006.  The Company is evaluating the two methods of adoption allowed under SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method, and has not quantified the effect of the adoption on the consolidated financial statements.

NOTE 3. ACQUISITIONS

In January 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 2,027,027 shares of common stock at a price of $0.37. The total purchase price of the assets acquired was $750, plus certain liabilities assumed, and has been accounted for by the purchase method of accounting. The Company agreed to register the common stock for resale under the Securities Act of 1933, as amended.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired by approximately $587. This excess of the purchase price over the fair values of the assets acquired was allocated to goodwill, and, because it was deemed impaired, charged to the Statements of Operations for the period ended March 31, 2004. (See Note 4.)

NOTE 4. SOFTWARE PRODUCT TECHNOLOGY

In accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company completed an assessment of the recoverability of the Cicero product technology. This assessment was performed during 2004, due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the previous twelve to eighteen months. The Company was in negotiations with customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations had been in process for several months and expected completion of the transactions had been delayed, the Company had reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company impaired the unamortized book value of the technology in excess of the expected net realizable value for the year ended December 31, 2004. This charge, in the amount of $2,844, was recorded as software amortization for the year ended December 31, 2004. As of December 31, 2004, the Company has no capitalized costs for the Cicero technology.

As noted above, in January 2004, the Company acquired substantially all of the assets assumed and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail. In accordance with SFAS 86, the Company completed an assessment of the recoverability of the Ensuredmail product technology. The purchase price of the assets was $750 plus liabilities assumed. The Company has assessed the net realizable value of the Ensuredmail software technology acquired. The purchase price exceeded the amounts allocated to the software technology by approximately $587. This excess of the purchase price over the fair values of the assets acquired was allocated to goodwill and charged to the Statement of Operations for the period ended March 31, 2004. This assessment was also completed during 2004, due to the Company’s revised cash flow projections from software revenue. These revised cash flow projections do not support the long-lived asset and accordingly the Company has impaired the unamortized book value of the technology in excess of the expected net realizable value. This charge, in the amount of $154, was recorded as software amortization for the year ended December 31, 2004. As of December 31, 2004, the Company has no capitalized costs for the Ensuredmail software technology.

NOTE 5. SENIOR REORGANIZATION DEBT

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders at the Company’s next annual meeting. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders at an annual meeting anticipated to be held in mid 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. In addition, those warrant holders who elected to convert the first $1,000 of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero, Inc.

As of December 31, 2004, the Company has raised a total of $1,548 from the Note and Warrant Offering. An additional $67 was in transit to the Company. In March 2005, the Company extended the Note and Warrant Offering under the same terms as the initial offering. The Company was able to secure an additional $965, of which $310 related to non-cash transactions, in Senior Reorganization Debt under the financing, for a total of $2,578. As of March 31, 2005 the Company had raised $790 of the $965 and an additional $175 was committed and in transit. If the merger proposal is not approved, the Notes will immediately become due and payable.

NOTE 6. SHORT TERM DEBT

Notes payable, long-term debt, and notes payable to related party consist of the following:
	March 31, 2005	December 31, 2004
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	94	69
Notes payable (c)	395	644
Short term convertible note (d)	235	235
Short term convertible note, related party (e)	727	727
	$3,422	$3,646

(a)
The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 3.77% at March 31, 2005). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems, Ltd., the Company's former principal shareholder.  The loan matures November 3, 2005.

(b)	From time to time during the year the Company entered into promissory notes with the Company's Chief Executive Officer. The notes bear interest at 12% per annum.

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

(e)
The Company entered into convertible promissory notes with Anthony Pizi, and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company’s Chief Executive Officer. The notes bear interest at 12% per annum and allow for the conversion of the principal amount due into common stock of the Company.

NOTE 7. STOCKHOLDERS’ EQUITY

As described in Note 3, Acquisitions, in January 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 2,027,027 shares of common stock at a price of $0.37 per share. The total purchase price of the assets acquired and liabilities assumed was $750 and has been accounted for by the purchase method of accounting.

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

NOTE 8. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first quarter of fiscal year 2005 or 2004. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

	Three Months Ended March 31,
	2005	2004

Net loss applicable to common stockholders, as reported	$(1,031)	$(2,636)

Basic and diluted loss per share:
Loss per share continuing operations	$(0.02)	$(0.09)
Loss per share discontinued operations	--	--
Net loss per share applicable to common shareholders	$(0.02)	$(0.09)

Weighted common shares outstanding - basic and diluted	43,412	30,727

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	March 31,
	2005	2004
Stock options, common share equivalent	7,258,647	7,650,870
Warrants, common share equivalent	19,953,406	14,295,898
Preferred stock, common share equivalent	9,855,723	14,062,136
	37,067,776	36,008,904

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

The products that comprise the Messaging and Application Engineering segment are the encryption technology products, Email Encryption Gateway, Software Development Kit (SDK), Digital Signature Module, Business Desktop, and Personal Desktop.

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

The table below presents information about reported segments for the three months ended March 31, 2005 and 2004:

	Desktop Integration	Messaging and Application Engineering	TOTAL
2005:
Total revenue	$148	$5	$153
Total cost of revenue	332	--	332
Gross margin (loss)	(184)	5	(179)
Total operating expenses	706	30	736
Segment profitability (loss)	$(890)	$(25)	$(915)
2004:
Total revenue	$77	$6	$83
Total cost of revenue	1,058	45	1,103
Gross margin (loss)	(981)	(39)	(1,020)
Total operating expenses	988	30	1,118
Segment profitability (loss)	$(1,969)	$(169)	$(2,138)

A reconciliation of total segment operating expenses to total operating expenses for the quarters ended March 31:

	Three Months Ended March 31,
	2005	2004
Total segment operating expenses	$736	$1,118
Impairment of intangible assets	--	587
Total operating expenses	$736	$1,705

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the quarters ended March 31:

	Three Months Ended March 31,
	2005	2004
Total segment profitability (loss)	$(915)	$(2,138)
Change in fair value of warrant liability	--	19
Impairment of intangible assets		(587)
Interest and other income/(expense), net	(116)	79
Total loss before income taxes	$(1,031)	$(2,627)

The following table presents a summary of assets by segment:

	March 31,
	2005	2004
Desktop Integration	$12	$3,477
Messaging and Application Engineering	--	168
Total assets	$12	$3,645

NOTE 11. CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545 and it matures in December 2007. We assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and have recognized a long-term liability in the amount of $131.

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

In March 2004, we were served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247 and is included in other liabilities. In October 2004, we reached a settlement agreement wherein we agreed to pay $160 over a 24-month period ending October 2006.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65 and is included in accounts payable. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200 over a 20-month period ending July 2006.

In March 2005, we were notified that EM Software Solutions, Inc. is seeking damages amounting to approximately $300 resulting from alleged misrepresentations made by us as part of the sale of the Geneva Enterprise Integrator asset sale in December 2002. The basis of the claim involves EM Software’s inability to secure renewals on maintenance contracts. We disagree with this allegation, will aggressively defend our position and accordingly, have not reserved for this contingency.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL INFORMATION

Level 8 Systems, Inc. is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero software. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

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

The Company's results of operations include the operations of the Company and its subsidiaries. During 2002, the Company identified the assets of the Systems Integration segment as being held for sale and thus a discontinued operation. Accordingly, the assets and liabilities have been reclassified to assets and liabilities of operations to be abandoned and the results of operations of that segment for 2004 are reclassified as gain or loss from discontinued operations.

In 2004, the Company acquired Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified email encryption technology. Ensuredmail products are also available as an integrated feature of Level 8's desktop application integration solution, Cicero.

Unless otherwise indicated, all information is presented in thousands (000’s).

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three months ended March 31, 2005 and 2004:

	Desktop Integration	Messaging and Application Engineering	TOTAL
2005:
Total revenue	$148	$5	$153
Total cost of revenue	332	--	332
Gross margin (loss)	(184)	5	(179)
Total operating expenses	706	30	736
Segment profitability (loss)	$(890)	$(25)	$(915)
2004:
Total revenue	$77	$6	$83
Total cost of revenue	1,058	45	1,103
Gross margin (loss)	(981)	(39)	(1,020)
Total operating expenses	988	30	1,118
Segment profitability (loss)	$(1,969)	$(169)	$(2,138)

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

Total revenues increased 84.3% from $83 to $153 for the quarter ended March 31, 2005 as compared with the same period of the previous year. The increase in revenues, while insignificant in total dollars, reflects the Company’s success in securing several smaller pilot programs from several different companies. Gross margin/(losses) were (117)% for the quarter ended March 31, 2005 and (1,229)% for the quarter ended March 31, 2004. The primary reason for the decline in the gross margin loss as a percentage of revenues is the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Software Products. Software product revenue increased 790% from $10 to $89 for the quarters ended March 31, 2004 and 2005 respectively, however, the absolute dollar change was not significant.

The gross margin on software products for the quarter ended March 31, 2005 was 96%. The gross margin (loss) on software products was (7,090)% for the quarter ended March 31, 2004 and reflects the amortization of acquired software not offset by revenues. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company impaired the unamortized book value of the technology in excess of the expected net realizable value for the year ended December 31, 2004. As of December 31, 2004, the Company had no capitalized costs for the Cicero technology.

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

Maintenance. Maintenance revenue for the quarter ended March 31, 2005 decreased by approximately 55% or $40 as compared to the similar quarter for 2004. The decline in overall maintenance revenues is primarily due to the non-renewal of one maintenance contract for the Cicero product within the Desktop Integration segment.

The Desktop Integration segment accounted for approximately 91% of total maintenance revenue for the quarter. The Messaging and Application Engineering segment accounted for approximately 9% of total maintenance revenues. The increase in the Desktop Integration maintenance as a percentage of the total is directly tied to the percentage composition of the revenue streams between the Desktop segment and the Messaging segment.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. Gross margin (loss) on maintenance products for the quarters ended March 31, 2005 and March 31, 2004 was (203)%, and (43)%, respectively. The increase in gross margin (loss) is attributable to the decline in maintenance revenues from 2004 to 2005.

Maintenance revenues are expected to increase in the Desktop Integration segment and increase slightly in the Messaging and Application Engineering segment. The cost of maintenance should remain constant for the Desktop Integration segment and the Messaging and Application Engineering segment.

Services. The Company recognized $31 in services revenue for the quarter ended March 31, 2005. The increase in service revenues for the quarter ended March 31, 2005 as compared to 2004 is attributable to the pilot engagements that were initiated during the quarter. Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should be insignificant as the majority of the relevant products are commercial off-the-shelf applications.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin (loss) was (635)% for the quarter ended March 31, 2005.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 33% or approximately $111 due to a reduction in the Company’s sales and marketing workforce and sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Product Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 15% or approximately $48 in the period ended March 31, 2005 as compared to the same period in 2004. The decrease in costs in 2005 reflects the reduction in headcount by one employee, plus associated overheads.

The Company intends to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the quarter ended March 31, 2005 decreased by 47% or $223 over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

General and administrative expenses are expected to decrease slightly going forward as the Company continues to create certain efficiencies and consolidations.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. As of March 31, 2005, the warrant liability had a fair value of $0 and has been determined using valuation techniques consistent with the valuation performed as of December 31, 2004. The fair value of the warrants as of March 31, 2004 was $19.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2005 or 2004. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the three months ended March 31, 2005 was approximately ($900) as compared to ($2,100) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, gain or loss on sale of assets and impairment charges is primarily attributable to the impairment of the Company’s software technology in 2004. As of December 31, 2004, the Company has no capitalized costs for Cicero or the Ensuredmail software technology.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating and Investing Activities

The Company utilized $45 of cash for the three months ended March 31, 2005.

Operating activities utilized approximately $648 of cash, which is primarily comprised of the loss from operations of approximately $1,031, offset by non-cash charges for depreciation and amortization of approximately $3, stock compensation expense of $8. In addition, the Company’s cash increased by approximately $38 and $59 from the reduction in accounts receivable and prepaid expenses and other assets respectively, and approximately $307 for the increase in accounts payable and accrued expenses from vendors for services rendered.

The Company generated approximately $632 in cash during the quarter ended March 31, 2005 from financing activities from the proceeds of an additional round of investment from several new investors, offset by a net reduction in the Company’s short-term debt in the amount of $30.

By comparison, in 2004, the Company generated approximately $103 in cash during the quarter ended March 31, 2004.

Operating activities utilized approximately $976 of cash, which is primarily comprised of the loss from operations of approximately $2,636 and a non-cash adjustment to the fair value of a warrant liability in the amount of $19, offset by non-cash charges for depreciation and amortization of approximately $657, and an impairment of goodwill from the acquisition of the Ensuredmail technology in the amount of approximately $587.. In addition, the Company’s cash increased by approximately $186 from the reduction in prepaid expenses and other assets, approximately $141 for an increase in deferred revenues from maintenance contracts and approximately $45 for the increase in accounts payable and accrued expenses from vendors for services rendered.

The Company generated approximately $1,078 in cash during the quarter ended March 31, 2005 from financing activities from the proceeds of an additional round of investment from several new investors totaling $1,247, net short-term borrowings of $100, offset by a net reduction in the Company’s short-term debt in the amount of $269.

Financing Activities

The Company funded its cash needs during the quarter ended March 31, 2005 with cash on hand from December 31, 2004, with the cash realized from a Note and Warrant Offering and Extended Note and Warrant Offering.

The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 3.77% at March 31, 2005), interest on which is payable quarterly. There are no financial covenants. In September 2004, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, and to extend the maturity date on the loan to November 3, 2005. In consideration for the extension of the guaranty, the Company issued 3,942,000 shares of our common stock to Liraz at the time of the extension.

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

The Company has incurred losses of approximately $9,800 and $10,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the quarter ended March 31, 2005 the Company incurred an additional loss of approximately $1,031 and has a working capital deficiency of approximately $11,307. The Company’s future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. On December 31, 2004, Level 8 completed a Note and Warrant Offering wherein it has raised a total of approximately $1,615. On March 31, 2005, we completed an extension to the Note and Warrant Offering and raised $790 and an additional $175 was committed and in transit. Under the terms of the Offers, warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders at the Company’s next annual meeting. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders at an annual meeting anticipated to be held in mid 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. These funds were used to finance the operations of Level 8. There can be no assurance that management will be successful in continued execution of these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective of the end of the period covered by this report. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2005 we were notified that EM Software Solutions, Inc. is seeking damages amounting to approximately $300 resulting from alleged misrepresentations made by us as part of the sale of the Geneva Enterprise Integrator asset sale in December 2002. The basis of the claim involves EM Software’s inability to secure renewals on maintenance contracts. We disagree with this allegation, will aggressively defend our position and accordingly, have not reserved for this contingency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders at the Company’s next annual meeting. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders at an annual meeting anticipated to be held in mid 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. In addition, those warrant holders who elected to convert the first $1,000 of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero, Inc.

As of December 31, 2004, the Company has raised a total of $1,548 from the Note and Warrant Offering. An additional $67 was in transit to the Company. In March 2005, the Company extended the Note and Warrant Offering under the same terms as the initial offering. The Company was able to secure an additional $965 in Senior Reorganization Debt under the financing, for a total of $2,578. If the merger proposal is not approved, the Notes will immediately become due and payable. As of March 31, 2005 the Company had raised $790 and an additional $175 was committed and in transit. The Notes and Warrants were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

(b) Reports on Form 8-K

On March 10, 2005, Level 8 Systems filed a Form 8-K reporting the election of Mr. Ralph Martino as Chairman of the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 8 SYSTEMS, INC.

By: /s/ Anthony C. Pizi
Anthony C. Pizi
Chief Executive Officer
Date: May 12, 2005