Form 10-Q
period 2005-06-30
LEVEL 8 SYSTEMS INC
filed 2005-08-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.

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

44,302,435 common shares, $.001 par value, were outstanding as of August 12, 2005.

Level 8 Systems, Inc.

Part I. Financial Information
Item 1. Financial Statements

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33	$107
Assets of operations to be abandoned	133	148
Trade accounts receivable, net	66	152
Prepaid expenses and other current assets	22	108
Total current assets	254	515
Property and equipment, net	9	15
Total assets	$263	$530
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Senior reorganization debt	$2,673	$1,548
Short-term debt	3,536	3,646
Accounts payable	2,424	2,351
Accrued expenses:
Salaries, wages, and related items	1,142	879
Other	1,912	1,725
Liabilities of operations to be abandoned	496	536
Deferred revenue	134	85
Total current liabilities	12,317	10,770
Long-term debt	184	250
Senior convertible redeemable preferred stock	1,267	1,367
Total liabilities	13,768	12,387
Stockholders' (deficit):
Preferred Stock	--	--
Common Stock	44	43
Additional paid-in capital	210,259	210,142
Accumulated other comprehensive loss	(5)	(8)
Accumulated deficit	(223,803)	(222,034)
Total stockholders' (deficit)	(13,505)	(11,857)
Total liabilities and stockholders' (deficit)	$263	$530

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Software	$285	$98	$374	$108
Maintenance	28	73	61	146
Services	148	79	179	79
Total operating revenue	461	250	614	333

Cost of revenue:
Software	9	3,689	13	4,408
Maintenance	96	94	196	198
Services	250	286	478	566
Total cost of revenue	355	4,069	687	5,172

Gross margin (loss)	106	(3,819)	(73)	(4,839)

Operating expenses:
Sales and marketing	196	347	420	682
Research and product development	250	287	514	599
General and administrative	265	445	513	916
Impairment of intangible assets	--	--	--	587
Total operating expenses	711	1,079	1,447	2,784
Loss from operations	(605)	(4,898)	(1,520)	(7,623)

Other income (expense):
Interest income	--	1	--	2
Interest expense	(143)	(50)	(267)	(89)
Change in fair value of warrant liability	--	179	--	198
Other income/(expense)	10	(19)	18	98
Loss before provision for income taxes	(738)	(4,787)	(1,769)	(7,414)
Income tax provision	--	--	--	--

Loss from continuing operations	(738)	(4,787)	(1,769)	(7,414)
Loss from discontinued operations	--	(7)	--	(16)
Net loss	$(738)	$(4,794)	$(1,769)	$(7,430)

Loss per share from continuing operations - basic and diluted	(0.02)	(0.14)	(0.04)	(0.22)
Loss per share from discontinued operations - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share applicable to common shareholders - basic and diluted	$(0.02)	$(0.14)	$(0.04)	$(0.22)

Weighted average common shares outstanding - basic and diluted	43,518	35,399	43,465	33,063

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,769)	$(7,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	4,281
Change in fair value of warrant liability	-	(198)
Stock compensation expense	17	121
Impairment of intangible assets	-	587
Provision for doubtful accounts	(12)	(7)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	98	(29)
Assets and liabilities - discontinued operations	(25)	44
Prepaid expenses and other assets	86	276
Accounts payable and accrued expenses	446	449
Deferred revenue	49	212
Net cash used in operating activities	(1,104)	(1,694)
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	-	1,247
Borrowings under credit facility, term loans, notes payable	1,082	772
Repayments of term loans, credit facility and notes payable	(55)	(319)
Net cash provided by financing activities	1,027	1,700
Effect of exchange rate changes on cash	3	4
Net increase (decrease) in cash and cash equivalents	(74)	10
Cash and cash equivalents:
Beginning of period	107	19
End of period	$33	$29

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(738)	$(4,794)	$(1,769)	$(7,430)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2	3	3	4
Comprehensive loss	$(736)	$(4,791)	$(1,766)	$(7,426)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)
(unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2004 of Level 8 Systems, Inc. (the "Company"). The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $9,761 and $10,006 in each of the past two calendar years and has experienced negative cash flows from operations for each of the past three years. For the six months ended June 30, 2005, the Company incurred a loss of $1,769 and had a working capital deficiency of $12,063. The Company’s future revenues are largely dependent on acceptance of Cicero, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with customers that have expressed an interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the market’s lack of knowledge of Cicero as well as customer concerns about the financial viability of the Company. Cicero is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero’s integration occurs at the desktop without the need to open or modify the underlying code for those applications being integrated. Many companies are not aware of this new technology and tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by increased marketing and by leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recently negotiated an additional financing of up to $1,000 with certain existing and new investors at terms similar to the existing Senior Reorganization debt. Management expects that it will be able to raise additional capital and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management’s plan will be executed as anticipated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders	$(738)	$(4,794)	$(1,769)	$(7,430)
Less: Total stock based employee compensation expense under fair value based method for all awards, net of related tax effects	(48)	(133)	(154)	(461)
Pro forma loss applicable to common stockholders	$(786)	$(4,927)	$(1,923)	$(7,891)
Loss per share:
Basic and diluted, as reported	$(0.02)	$(0.14)	$(0.04)	$(0.22)
Basic and diluted, pro forma	$(0.02)	$(0.14)	$(0.04)	$(0.24)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions for the quarter and six months ended June 30, 2005 as follows:

Expected life (in years)	7.63 years
Expected volatility	145.271%
Risk free interest rate	4.125%
Expected dividend yield	0%

The following table sets forth certain information as of June 30, 2005, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan.  The  Company's

stockholders approved all of the Company’s Equity Compensation Plans.

Shares
Outstanding on January 1, 2005	7,488,639
Granted	252,929
Exercised	(252,929)
Forfeited	(229,992)
Outstanding on June 30, 2005	7,258,647

Weighted average exercise price of outstanding options	$1.28
Shares available for future grants on June 30, 2005	1,706,135

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

NOTE 4. SOFTWARE PRODUCT TECHNOLOGY

In accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company completed an assessment of the recoverability of the Cicero product technology. This assessment was performed during 2004, due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the previous twelve to eighteen months. The Company was in negotiations with customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations had been in process for several months and expected completion of the transactions had been delayed, the Company had reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company impaired the unamortized book value of the technology in excess of the expected net realizable value for the year ended December 31, 2004. This charge, in the amount of $2,844, was recorded as software amortization for the year ended December 31, 2004. As of June 30, 2005, the Company has no capitalized costs for the Cicero technology.

As noted above, in January 2004, the Company acquired substantially all of the assets assumed and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail. In accordance with SFAS 86, the Company completed an assessment of the recoverability of the Ensuredmail product technology. The purchase price of the assets was $750 plus liabilities assumed. The Company has assessed the net realizable value of the Ensuredmail software technology acquired. The purchase price exceeded the amounts allocated to the software technology by approximately $587. This excess of the purchase price over the fair values of the assets acquired was allocated to goodwill and charged to the Statement of Operations for the period ended March 31, 2004. This assessment was also completed during 2004, due to the Company’s revised cash flow projections from software revenue. These revised cash flow projections do not support the long-lived asset and accordingly the Company has impaired the unamortized book value of the technology in excess of the expected net realizable value. This charge, in the amount of $154, was recorded as software amortization for the year ended December 31, 2004. As of June 30, 2005, the Company has no capitalized costs for the Ensuredmail software technology.

NOTE 5. SENIOR REORGANIZATION DEBT

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of the Company common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders at the Company’s next annual meeting. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders at an annual meeting anticipated to be held in late 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. In addition, those warrant holders who elected to convert the first $1,000 of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder that participated in the Note and Warrant Offering would receive additional warrants automatically exercisable into shares of common stock in Cicero, Inc.

As of December 31, 2004, the Company has raised a total of $1,548 from the Note and Warrant Offering. An additional $67 was in transit to the Company. In March 2005, the Company extended the Note and Warrant Offering under the same terms as the initial offering other than no holders received additional replacement warrants. The Company was able to secure an additional $960, of which $310 related to non-cash transactions, in Senior Reorganization Debt under the financing, for a total of $2,575. If the merger proposal is not approved, the Notes will immediately become due and payable.

In June 2005, the Company raised an additional $98. As with the Note and Warrant Offering, this raise was in the form of Senior Promissory Notes that would be convertible into common shares of the Company should the plan of reorganization be approved.

NOTE 6. SHORT TERM DEBT

Notes payable, long-term debt, and notes payable to related party consist of the following:

	June 30, 2005	December 31, 2004
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	221	69
Notes payable (c)	352	644
Short term convertible note (d)	265	235
Short term convertible notes, related party (e)	727	727
	$3,536	$3,646

(a)    The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 4.53% at June 30, 2005). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matures on November 3, 2005.

(b)   From time to time the Company entered into promissory notes with the Company's Chief Executive Officer. The notes bear interest at 12% per annum. As of June 30, 2005, the Company is indebted to Anthony Pizi the Company’s former Chairman and CEO and current Chief Information Officer in the amount of $76. In addition, the Company has entered into two promissory notes for $145 with Mark and Carolyn Landis who are related by marriage to Anthony Pizi. Mr. Landis has since been appointed to the Company’s Board of Directors and has been elected its Chairman. Under the terms of the promissory notes, the notes bear interest at 10% per annum.

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

(d)    The Company entered into convertible notes with private lenders. The notes bear interest between 12% and 18% per annum and allow for the conversion of the principal amount due into common stock of the Company. In April 2005, the Company entered into a convertible loan in the amount of $30. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share. In May 2004, the Company entered into convertible loans aggregating $185 from several investors including a member of the Company’s Board of Directors. Under the terms of these agreements, the loans bear interest at 1% per month and are convertible upon the option of the note holder into an aggregate of 578,125 shares of our common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire three years from grant. Also in March 2004, the Company entered into a convertible loan in the amount of $50. Under the terms of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at an exercisable price of $0.37 per share. The warrants expire three years from grant.

(e)    The Company entered into convertible promissory notes with Anthony Pizi, and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company’s Chief Executive Officer.

In April 2004, the Company entered into a convertible loan agreement with Mr. Pizi in the amount of $100. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. In June 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15 which bears interest at 1% per month and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. These warrants expire three years from the date of grant.

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, in the principal amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years from the date of grant. In June 2004, we entered into a convertible loan agreement with Mark and Carolyn Landis, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and also is convertible upon the option of the note holder into 781,250 shares of our common stock and warrants to purchase 781,250 shares of our common stock exercisable at $0.16. The warrants expire in three years from the date of grant. In October 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $100. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10. The warrants expire in three years. In November 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $150. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08. The warrants expire in three years.

NOTE 7. STOCKHOLDERS’ EQUITY

As described in Note 3, Acquisitions, in January 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 2,027,027 shares of common stock at a price of $0.37 per share. The total purchase price of the assets acquired and liabilities assumed was $750 and have been accounted for by the purchase method of accounting.

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(738)	$(4,794)	$(1,769)	$(7,430)
Accretion of preferred stock	--	--	--	--
Loss applicable to common stockholders, as adjusted	$(738)	$(4,794)	$(1,769)	$(7,430)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.02)	$(0.14)	$(0.04)	$(0.22)
Loss per share from discontinued operations	--	--	--	--
Net loss per share applicable to common shareholders	$(0.02)	$(0.14)	$(0.04)	$(0.22)

Weighted common shares outstanding - basic and diluted	43,518	35,399	43,465	33,063

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	June 30,
	2005	2004
Stock options, common share equivalent	7,258,647	7,529,637
Warrants, common share equivalent	19,953,406	16,172,208
Preferred stock, common share equivalent	9,543,223	14,062,136
	36,755,276	37,763,981

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

The table below presents information about reported segments for the three months and six months ended June 30, 2005 and 2004:

	Desktop Integration		Messaging and Application Engineering		Total
	June 30, 2005		June 30, 2005		June 30, 2005
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenue	$457	$605	$4	$9	$461	$614
Total cost of revenue	355	687	--	--	355	687
Gross margin (loss)	102	(82)	4	9	106	(73)
Total operating expenses	685	1,391	26	56	711	1,447
Segment profitability (loss)	$(583)	$(1,473)	$(22)	$(47)	$(605)	$(1,520)

	Desktop Integration		Messaging and Application Engineering		Total
	June 30, 2004		June 30, 2004		June 30, 2004
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenue	$228	$305	$22	$28	$250	$333
Total cost of revenue	3,900	4,958	169	214	4,069	5,172
Gross margin (loss)	(3,672)	(4,653)	(147)	(186)	(3,819)	(4,839)
Total operating expenses	971	1,959	108	238	1,079	2,197
Segment profitability (loss)	$(4,643)	$(6,612)	$(255)	$(424)	$(4,898)	$(7,036)

Reconciliation of total segment operating expenses to total operating expenses for the quarters ended June 30:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total segment operating expenses	$711	$1,079	$1,447	$2,197
Impairment of intangible assets	--	--	--	587
Total operating expenses	$711	$1,079	$1,447	$2,784

A reconciliation of total segment (loss) to loss before provision for income taxes for the quarters ended June 30:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total segment loss	$(605)	$(4,898)	$(1,520)	$(7,036)
Change in fair value of warrant liability	--	179	--	198
Impairment of intangible assets	--	--	--	(587)
Interest and other income/(expense), net	(133)	(68)	(249)	11
Total loss before income taxes	$(738)	$(4,787)	$(1,769)	$(7,414)

The following table presents a summary of assets by segment:

	June 30, 2005	December 31, 2004
Desktop Integration	$9	$15
Messaging and Application Engineering	--	--
Total assets	$9	$15

NOTE 12. CONTINGENCIES

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

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors. The amount in dispute was approximately $200 and is included in accounts payable. On May 12, 2004, we settled this litigation. Under the terms of the settlement agreement, we agreed to pay a total of $189 plus interest over a 19-month period ending November 15, 2005.

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

In March 2005, we were notified that EM Software Solutions, Inc. may seek damages amounting to approximately $300 resulting from alleged misrepresentations made by us as part of the sale of the Geneva Enterprise Integrator asset sale in December 2002. The basis of the claim involves EM Software’s inability to secure renewals on maintenance contracts. We believe that the probability of an unfavorable outcome is remote and accordingly we have not reserved for this contingency.

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

NOTE 13. SUBSEQUENT EVENTS

On July 26, 2005 the Company filed a Form 8-K which announced the resignation of Anthony Pizi as Chairman of the Board, and Chief Executive Officer (CEO). Mr. Pizi will retain the role of Chief Information Officer (CIO). Mr. John Broderick, who is currently the Chief Financial Officer (CFO) and Chief Operating Officer (COO), has been appointed as Chief Executive Officer.

The Company’s Board of Directors also accepted the resignations of Nicholas Hatalski and Kenneth Nielsen as board members. Mr. Hatalski and Mr. Nielsen have confirmed that their resignations have not resulted from any disagreements with the Company or with management. The Company announced that Mr. Bruce Miller, Mr. Frederic Mack, Mr. John Broderick and Mr. Mark Landis have all been elected to the Board of Directors, each to serve until the next general election by shareholders. Mr. Landis was elected to serve as Chairman of the Board. Mr. Miller was appointed to the Company’s Audit Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Report. Level 8 Systems, Inc. (the "Company") presents its annual consolidated financial statements on the basis of its fiscal year ending December 31.

This discussion contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, which reflects the Company’s expectation or belief concerning future events that invoke risks or uncertainties. The forward-looking statements relate to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and other matters. A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements including the following:

•	market acceptance of the Cicero product and successful execution of the new strategic direction;

•	general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues;

•	trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price;

•	our future results may depend upon the continued growth and business use of the Internet;

•	we may lose market share and be required to reduce prices as a result of competition from its existing competitors, other vendors and information systems departments of customers;

•	we may not have the ability to recruit, train and retain qualified personnel;

•	rapid technological change could render the Company's products obsolete;

•	loss of any one of our major customers could adversely affect our business; our products may contain undetected software errors, which could adversely affect our business;

•	because our technology is complex, we may be exposed to liability claims;

•	we may be unable to enforce or defend our ownership and use of proprietary technology;

•	because we are a technology company, our common stock may be subject to erratic price fluctuations; and

•	we may not have sufficient liquidity and capital resources to meet changing business conditions.

Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements. Although we believe that these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this quarterly report. We assume no obligation to update or revise them or provide reasons why actual results may differ.

GENERAL INFORMATION

The Company is a provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with Cicero. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers with industry-leading integration solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. The Company offers services around its integration software products.

The Company's results of operations include the operations of the Company and its subsidiaries. During 2002, the Company identified the assets of the Systems Integration segment as being held for sale and thus a discontinued operation. Accordingly, the assets and liabilities have been reclassified to assets held for sale and the results of operations of that segment are now reclassified as gain or loss from discontinued operations.

In 2004, the Company acquired Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified email encryption technology. Ensuredmail products are available as an integrated feature of the Company’s desktop application integration solution, Cicero. The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired by approximately $587. This excess of the purchase price over the fair values of the assets acquired was allocated to goodwill, and, because it was deemed impaired, charged to the Statements of Operations for the period ended March 31, 2004.

Unless otherwise indicated, all information is presented in thousands (‘000s).

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and six months ended June 30, 2005 and 2004:
	Desktop Integration		Messaging and Application Engineering		Total
	June 30, 2005		June 30, 2005		June 30, 2005
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenue	$457	$605	$4	$9	$461	$614
Total cost of revenue	355	687	--	--	355	687
Gross margin (loss)	102	(82)	4	9	106	(73)
Total operating expenses	685	1,391	26	56	711	1,447
Segment profitability (loss)	$(583)	$(1,473)	$(22)	$(47)	$(605)	$(1,520)

	Desktop Integration		Messaging and Application Engineering		Total
	June 30, 2004		June 30, 2004		June 30, 2004
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenue	$228	$305	$22	$28	$250	$333
Total cost of revenue	3,900	4,958	169	214	4,069	5,172
Gross margin (loss)	(3,672)	(4,653)	(147)	(186)	(3,819)	(4,839)
Total operating expenses	971	1,959	108	238	1,079	2,197
Segment profitability (loss)	$(4,643)	$(6,612)	$(255)	$(424)	$(4,898)	$(7,036)

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004.

Total Revenues. Total revenues increased $211, or 84%, from $250 to $461, for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. The increase in revenues reflects the Company’s success in securing a significant new customer for the Cicero product within the Desktop Integration segment.

Total Cost of Revenue. Total cost of revenue decreased $3,714, or 91%, from $4,069 to $355, for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. Total cost of revenue decreased because the Company impaired the unamortized book value of the software technology in excess of the expected net realizable value during the period ended June 30, 2004.

Total Gross Margin. Gross margin increased from a loss of $3,819 to a profit of $106 for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004. The primary reason for the increase in the gross margin dollars is the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Total Operating Expenses. Total operating expenses decreased $368, or 34% from $1,079 to $711 for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004. The primary reason for the decrease in total operating expenses was the reduction in headcount and associated overheads in the first quarter of 2004.

Segments. Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

Desktop Integration Segment.
Total Revenues. Total Desktop Integration System revenue increased approximately $229, or 100% from $228 to $457 for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The increase in revenues reflects the Company’s success in securing a significant new customer for the Cicero product in April of 2005.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $3,545, or 91% from $3,900 to $355 for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The decrease in total Desktop Integration System cost of revenue results from the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Gross Margin (loss). Gross margin increased from a loss of $3,672 to a profit of $102 for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004. The primary reason for the increase in the gross margin dollars results from the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Total Operating Expenses. Total operating expenses decreased $286, or 29% from $971 to $685 for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004. The primary reason for the decrease in total operating expenses was the reduction in the sales and marketing workforce and the change in the sales compensation structure to lower fixed costs and increased variable revenue-success based costs.

Messaging and Application Engineering Segment.
Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $18, or 82% from $22 to $4 for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The decrease in total Messaging and Application Engineering revenue while small in total dollars, reflects the limited success of the Company’s Ensuredmail product.

Total Cost of Revenues. Total Messaging and Application Engineering cost of revenue decreased approximately $169, or 100% from $169 to $0 for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The decrease in total Messaging and Application Engineering cost of revenue results from the impairment of the remaining unamortized software costs of the Ensuredmail software technology product in the Messaging and Application Engineering segment.

Gross Margin (loss). Gross margin increased from a loss of $147 to a profit of $4 for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004. The primary reason for the decrease in the gross margin is the impairment of the remaining unamortized software costs of the Ensuredmail software technology product in the Messaging and Application Engineering segment.

Total Operating Expenses. Total operating expenses decreased $82, or 76% from $108 to $26 for the three months ended June 30, 2005, as compared with the three months ended June 30, 2004. The primary reason for the decrease in total operating expenses was the reduction in January 2005 of one employee plus associated overhead costs.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the three months ended June 30, 2005 was approximately ($605) as compared to ($4,898) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, gain or loss on sale of assets and impairment charges is primarily attributable to the impairment of the Company’s software technology in 2004. As of June 30, 2005, the Company has no capitalized costs for Cicero or the Ensuredmail software technology.

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

Revenue. The Company has three categories of revenue: software products, maintenance, and services. Software products revenue is comprised primarily of fees from licensing the Company's proprietary software products. Maintenance revenue is comprised of fees for maintaining, supporting, and providing periodic upgrades to the Company's software products. Services revenue is comprised of fees for consulting and training services related to the Company's software products.

The Company's revenues vary from quarter to quarter, due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of the Company’s sales force. The Company typically does not have any material backlog of unfilled software orders and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on revenue levels that are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from quarter to quarter.

We generally recognize revenue from software license fees when our obligations to the customer are fulfilled, which is typically upon delivery or installation. Revenue related to software maintenance contracts is recognized ratably over the terms of the contracts. Revenues from services are recognized on a time and materials basis as the services are performed and amounts due from customers are deemed collectible and non-refundable. The revenue recognition rules pertaining to software arrangements are complicated and certain assumptions are made in determining whether the fee is fixed and determinable and whether collectability is probable. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results.

Software Products.
Software Product Revenue. Software product revenue increased approximately $187, or 191% from $98 to $285 for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. The Desktop Integration segment accounted for approximately 100% of total software product revenue for the quarter ended June 30, 2005. The Messaging and Application Engineering segment accounted for less than 1% of total software product revenues for the same period. The increase in software product revenue for the Cicero product within the Desktop Integration segment reflects the addition of one new significant customer in April 2005.

Software Product Gross Margins. The gross margin on software products for the three months ended June 30, 2005 was 97 % as compared to the gross margin loss of (3,664)% for the three months ended June 30, 2004 and reflects the amortization of acquired software not offset by revenues. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. Historical cash flows generated by the Cicero technology did not support the long-lived asset and, accordingly, the Company impaired the unamortized book value of the technology in excess of the expected net realizable value during the period ended June 30, 2004. As of June 30, 2004, the Company had no capitalized costs for the Cicero technology.

Maintenance.
Maintenance Revenue. Maintenance revenue for the three months ended June 30, 2005 decreased by approximately $45, or 62%, from $73 to $28 as compared to three months ended June 30, 2004. The decline in overall maintenance revenues is primarily due to the non-renewal of one maintenance contract for the Cicero product within the Desktop Integration segment which occurred in the first quarter of 2005.

The Desktop Integration segment accounted for approximately 90% of total maintenance revenue for the quarter ended June 30, 2005.

The Messaging and Application Engineering segment accounted for approximately 10% of total maintenance revenues for the same period. The percentage of total maintenance revenues for each of the segments is unchanged from the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The majority of the Desktop Integration maintenance as a percentage of the total is directly tied to the percentage composition of the revenue streams between the Desktop segment and the Messaging segment.

Maintenance Gross Margin. Gross margin (loss) on maintenance products for the three months ended June 30, 2005 was (243)% compared with (29)% for the three months ended June 30, 2004. The decrease in gross margin is attributable to the decline in maintenance revenues from 2004 to 2005. Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products.

Services.
Services Revenue. Service revenue increased $69, or 87%, from $79 to $148 for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. The increase in service revenues is attributable to the deployment and installation of our Cicero software at a new customer during the period. Services revenues related to the Desktop Integration Segment was $148 for the three months ended June 30, 2005 compared with $79 for the three months ended June 30, 2004. There were no services revenues related to the Messaging and Application Segment for the three months ended June 30, 2005 and June 30, 2004. Revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should continue to be insignificant as the majority of the relevant products are commercial off-the-shelf applications.

Services Gross Margin. Services gross margin (loss) was (69)% for the three months ended June 30, 2005 compared with (262)% for the three months ended June 30, 2004. The decline in gross margin loss was primarily attributable to the increase in service billings noted above.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2005 decreased by approximately $151, or 44%, from $347 to $196 as compared with the three months ended June 30, 2004. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure in March 2004. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

All sales and marketing expense are related to the Desktop Integration segment.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $37, or 13%, from $287 to $250 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in costs for the quarter reflects the reduction in January 2005, in headcount by one employee, plus associated overheads.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the quarter ended June 30, 2005 decreased by approximately $180, or 41%, over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. As of June 30, 2005, the warrant liability had a fair value of $0 and has been determined using valuation techniques consistent with the valuation performed as of December 31, 2004. The fair value of the warrants as of June 30, 2004 was $198.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and second quarters of 2005 or 2004. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004.

Total Revenue.
For the six months ended June 30, 2005, total revenues increased $281, or 84% compared with the six months ended June 30, 2005. The increase in revenues is attributed to an increasing acceptance of the Company’s Cicero software solution.

Total Gross Margin. Gross margin losses were (12)% for the six months ended June 30, 2005 compared with (1,453)% for the six months ended June 30, 2005. The primary reason for the increase in the gross margin as a percentage of revenues is the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Desktop Integration Segment.

Total Revenues. Total Desktop Integration System revenue increased approximately $300, or 99% from $305 to $605 for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The increase in software product revenue for the Cicero product within the Desktop Integration segment reflects the addition of one significant new customer in April 2005.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $4,271, or 86% from $4,958 to $687 for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The decrease in total Desktop Integration System cost of revenue results from the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Gross Margin (loss). Gross margin/(losses) decreased $4,571, or 98%, from ($4,653) to ($82) for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004. The decrease in total Desktop Integration System gross margin loss results from the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Total Operating Expenses. Total operating expenses decreased $568, or 29% from $1,959 to $1,391 for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004. The primary reason for the decrease in total operating expenses was the reduction in the sales and marketing workforce and the change in the sales compensation structure to lower fixed costs and increased variable revenue-success based costs.

Messaging and Application Engineering Segment.

Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $19, or 71% from $28 to $9 for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The decrease in total Messaging and Application Engineering revenue, while minor in total, reflects the Company’s limited success with its Ensuredmail product.

Total Cost of Revenues. Total Messaging and Application Engineering cost of revenue decreased approximately $214, or 100% from $214 to $0 for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The decrease in total Messaging and Application Engineering cost of revenue results from the impairment of the remaining unamortized software costs of the Ensuredmail software technology product in the Messaging and Application Engineering segment.

Gross Margin (loss). Gross margin increased from $186 to $8 for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004. The decrease in total Messaging and Application Engineering cost of revenue results from the impairment of the remaining unamortized software costs of the Ensuredmail software technology product in the Messaging and Application Engineering segment.

Total Operating Expenses. Total operating expenses decreased $182, or 76% from $238 to $56 for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004. The primary reason for the decrease in total operating expenses was the reduction of in January 2005 of one employee plus associated overhead costs.

Software Products.
Software Product Revenue. Software product revenue increased approximately $266, or 246%, from $108 to $374 for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. The Desktop Integration segment accounted for approximately 100% of total software product revenue for the six months ended June 30, 2005. The Messaging and Application Engineering segment accounted for less than 1% of total software product revenues for the same period. The increase in software product revenue is primarily attributable to the addition of one new significant customer for the Cicero product within the Desktop Integration segment in April 2005.

Software Product Gross Margin. The gross margin/(loss) on software products for the six months ended June 30, 2005 was 97% compared with (3,982)% for the six months ended June 30, 2005. This increase in gross margin reflects the amortization of acquired software not offset by revenues. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. Historical cash flows generated by the Cicero technology did not support the long-lived asset and, accordingly, the Company impaired the unamortized book value of the technology in excess of the expected net realizable value during the period ended June 30, 2004. As of June 30, 2005, the Company had no capitalized costs for the Cicero technology.

Maintenance
Maintenance Revenue. Maintenance revenue decreased by approximately $85, or 58%, from $146 to $61 for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The decline in overall maintenance revenues is primarily due to the non-renewal of one maintenance contract for the Cicero product within the Desktop Integration segment which occurred in the first quarter of 2005.

The Desktop Integration segment accounted for approximately 90% of total maintenance revenue for the six months ended June 30, 2005. The Messaging and Application Engineering segment accounted for approximately 10% of total maintenance revenues for the same period. The majority of the Desktop Integration maintenance as a percentage of the total is directly tied to the percentage composition of the revenue streams between the Desktop segment and the Messaging segment.

Maintenance Gross Margin. Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. Gross margin (loss) on maintenance products for the six months ended June 30, 2005 was (221)% compared with (36)% for the three months ended June 30, 2004. The decrease in gross margin is attributable to the decline in maintenance revenues from 2004 to 2005 and specifically, one customer who chose not to renew their maintenance agreement in January 2005.

Services.

Services Revenue. Services revenue increased $100, or 127%, from $79 to $179 for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. The increase in service revenues is attributable to pilot engagements and the deployment and installation of our software at a new customer during the six month period.

Services Gross Margin. Services gross margin (loss) was (167)% for the six months ended June 30, 2005 as compared with (617)% for the six months ended June 30, 2004. The increase in gross margin for services was primarily attributable to the increase in service revenues in the period.

Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2005 decreased by approximately $262, or 38%, from $682 to $420 as compared with the six months ended June 30, 2004. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure in March 2004. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expense decreased by approximately $85, or 14%, from $599 to $514 in the six months ended June 30, 2005 as compared to the same period in 2004. The decrease in costs in 2005 reflects the reduction in January 2005, in headcount by one employee, plus associated overheads. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the six months ended June 30, 2005 decreased by approximately $403, or 44% over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. As of June 30, 2005, the warrant liability had a fair value of $0 and has been determined using valuation techniques consistent with the valuation performed as of December 31, 2004. The fair value of the warrants as of June 30, 2004 was $198.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and second quarters of 2005 or 2004. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the six months ended June 30, 2005 was approximately ($1,520) as compared to ($7,036) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, gain or loss on sale of assets and impairment charges is primarily attributable to the impairment of the Company’s software technology in 2004. As of June 30, 2005, the Company has no capitalized costs for Cicero or the Ensuredmail software technology.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash

Cash and cash equivalents decreased to $33 at June 30, 2005 from $107 at December 31, 2004. The Company utilized $74 of cash for the six months ended June 30, 2005.

Net cash used by Operating Activities. Cash used by operations for the six months ended June 30, 2005 was $1,104 of cash compared with $1,694 used by operations for the six months ended June 30, 2004. Cash used for the six months ended June 30, 2005 was primarily comprised of the loss from operations of approximately $1,769, offset by non-cash charges for depreciation and amortization of approximately $6 and stock compensation expense of $17. In addition, the Company’s cash increased by approximately $98 and $86 from the reduction in accounts receivable and prepaid expenses and other assets respectively, and approximately $446 for the increase in accounts payable and accrued expenses from vendors for services rendered.

Net cash provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2005 was approximately $1,027 as compared with approximately $1,700 for the six months ended June 30, 2004. Cash provided from financing activities for the six months ended June 30, 2005 was comprised primarily of the proceeds of an additional round of investment from several new investors, offset by repayments of the Company’s short-term debt in the amount of $55.

Liquidity

The Company funded its cash needs during the quarter ended June 30, 2005 with cash on hand from March 31, 2005, and with the cash realized from a Note and Warrant Offering and Extended Note and Warrant Offering.

The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 4.53% at June 30, 2005), interest on which is payable quarterly. There are no financial covenants. In September 2004, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, and to extend the maturity date on the loan to November 3, 2005. In consideration for the extension of the guaranty, the Company issued 3,942,000 shares of our common stock to Liraz at the time of the extension.

In April 2005, the Company borrowed $30 from a member of the Company’s Board of Directors pursuant to a convertible loan agreement. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share.

In March 2004, the Company borrowed $125, pursuant to a convertible loan agreement with Mark and Carolyn Landis. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years from the date of grant. In June 2004, we entered into a convertible loan agreement with Mark and Carolyn Landis, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and also is convertible upon the option of the note holder into 781,250 shares of our common stock and warrants to purchase 781,250 shares of our common stock exercisable at $0.16. The warrants expire in three years from the date of grant. In October 2004, the Company borrowed $100 pursuant to a convertible loan agreement with Mark and Carolyn Landis. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the

Company’s common stock exercisable at $0.10. The warrants expire in three years. In November 2004, the Company borrowed $150 pursuant to a convertible loan agreement with Mark and Carolyn Landis. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08. The warrants expire in three years.

In April 2004, the Company borrowed $100 pursuant to a convertible loan agreement with Mr. Pizi. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. In June 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, the Company borrowed an additional $15 from Mr. Pizi which bears interest at 1% and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. These warrants expire three years from the date of grant.

In May 2004, the Company borrowed $185 from several investors including a member of the Company’s Board of Directors pursuant to convertible loan agreements. Under the terms of the agreements the loans bear interest at 1% per month and are convertible into an aggregate of 578,125 shares of the Company’s common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire in three years.

Also in May 2004, the Company pledged certain accounts receivables with an investor for the face amount of $135 which bears interest at 1% per month and warrants to purchase 211,214 shares of our common stock at a conversion rate of $0.32 per share.

The Company has incurred losses of approximately $9,800 and $10,000 in each of the past two calendar years and has experienced negative cash flows from operations for each of the past three years. For the six months ended June 30, 2005 the Company incurred an additional loss of approximately $1,769 and has a working capital deficiency of approximately $12,063. The Company’s future revenues are largely dependent on acceptance of Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the market’s lack of knowledge of Cicero as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by increased marketing and by leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. The Company has completed a Note and Warrant Offering in December 2004 and an extension to the Note and Warrant offering in March 2005 wherein it has raised a total of approximately 2,575. Under the terms of the Offers, warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders, anticipated at an annual meeting to be held in late 2005 or earlier, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. In addition, the noteholders would receive additional warrants automatically convertible into common shares of Cicero, Inc. These funds were used to finance the operations of the Company. In June 2005, the Company was required to extend the Note and Warrant Offering under similar terms in an effort to raise cash and sustain operations. The Company had successfully secured an additional $98 in financing. In July 2005 the Companynegotiated an additional financing of up to $1,000 with certain existing and new investors at terms similar to the Note and Warrant offerings. There can be no assurance that management will be successful in continued execution of these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.

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

The Company also intends to uses it capital to continue to make a significant investment in research and development on its Cicero product while enhancing efficiencies in this area. The next release of Cicero (version 6.1), scheduled for October 2005, is expected to include a new integrated debugging suite for runtime problem diagnosis.  This toolset will include new trace, history, and exception viewers and enhancements to event, repository, and context viewers.  Cicero 6.1 will also provide support for application pooling and to create Cicero-aware applications, which will provide direct access to the action libraries to applications.  The next major release is expected to update the application code to provide more flexibility and performance improvements with the Cicero integration platform.  This release will also include direct support for database platforms such as Microsoft SQL and additional support for the Citrix environment.  This is tentatively scheduled for release during second quarter 2006.  Other enhancements and products related to Cicero are defined by priority based on customer need.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Various lawsuits and claims have been brought against the Company in the normal course of business.

In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note is $309 and it matures in December 2007. We assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and have recognized a long-term liability in the amount of $131.

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

In March 2005, we were notified that EM Software Solutions, Inc. is seeking damages amounting to approximately $300 resulting from alleged misrepresentations made by us as part of the sale of the Geneva Enterprise Integrator asset sale in December 2002. The basis of the claim involves EM Software’s inability to secure renewals on maintenance contracts. We believe that the probability of an unfavorable outcome is remote and accordingly we have not reserved for this contingency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders at the Company’s next annual meeting. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders at an annual meeting anticipated to be held in late 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. In addition, those warrant holders who elected to convert the first $1,000 of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero, Inc.

As of June 30, 2005 the Company had raised a total of $2,575 from its Note and Warrant Offerings. The Notes and Warrants were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

Also in January 2004, and simultaneously with the asset purchase of Critical Mass Mail, Inc., the Company completed a Securities Purchase Agreement with several new and existing investors as well as certain investors of Critical Mass Mail, Inc. wherein the Company raised $1,247 through the sale of 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37. The warrants expire three years from the date of grant. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

In April 2005, the Company entered into a convertible loan from a member of the Company’s Board of Directors in the amount of $30. Under the terms of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

On March 10, 2005, the Company filed a Form 8-K reporting the election of Mr. Ralph Martino as Chairman of the Board of Directors.

On June 3, 2005, the Company filed a Form 8-K reporting the resignation of Mr. Ralph Martino as Chairman of the Board of Directors.

On June 6, 2005 the Company filed a Form 8-K reporting the election of Mr. Charles B. Porciello to the Board of Directors.

On June 17, 2005 the Company filed a Form 8-K reporting the approval by the Board of Directors, subject to approval by the stockholders, of a recapitalization reorganization merger of the Company to Cicero, Inc.

On July 27, 2005, the Company filed a Form 8-K reporting the resignations and appointments of members to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 8 SYSTEMS, INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer
Date: August 15, 2005