Form 10-Q
period 2005-09-30
LEVEL 8 SYSTEMS INC
filed 2005-11-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.

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

45,010,835 common shares, $.001 par value, were outstanding as of October 31, 2005.

Level 8 Systems, Inc.

Part I. Financial Information
Item 1. Financial Statements

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16	$107
Assets of operations to be abandoned	133	148
Trade accounts receivable, net	19	152
Prepaid expenses and other current assets	22	108
Total current assets	190	515
Property and equipment, net	7	15
Total assets	$197	$530
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Senior reorganization debt	$2,559	$1,548
Convertible bridge notes	1,053	--
Short-term debt	3,390	3,646
Accounts payable	2,394	2,351
Accrued expenses:
Salaries, wages, and related items	1,142	879
Other	2,049	1,725
Liabilities of operations to be abandoned	480	536
Deferred revenue	95	85
Total current liabilities	13,162	10,770
Long-term debt	131	250
Senior convertible redeemable preferred stock	1,136	1,367
Total liabilities	14,429	12,387
Stockholders' (deficit):
Preferred Stock	--	--
Common Stock	45	43
Additional paid-in capital	210,474	210,142
Accumulated other comprehensive loss	(5)	(8)
Accumulated deficit	(224,746)	(222,034)
Total stockholders' (deficit)	(14,232)	(11,857)
Total liabilities and stockholders' (deficit)	$197	$530

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Software	$11	$9	$385	$117
Maintenance	45	76	106	222
Services	28	88	207	167
Total operating revenue	84	173	698	506

Cost of revenue:
Software	1	65	14	4,473
Maintenance	82	90	278	288
Services	202	235	680	801
Total cost of revenue	285	390	972	5,562

Gross margin (loss)	(201)	(217)	(274)	(5,056)

Operating expenses:
Sales and marketing	135	258	555	940
Research and product development	201	283	715	882
General and administrative	267	349	780	1,265
(Gain) on disposal of assets	--	(3)	--	(3)
Impairment of intangible assets	--	--	--	587
Total operating expenses	603	887	2,050	3,671
Loss from operations	(804)	(1,104)	(2,324)	(8,727)

Other income (expense):
Interest income	--	1	--	3
Interest expense	(155)	(75)	(422)	(164)
Change in fair value of warrant liability	--	--	--	198
Other income/(expense)	16	(26)	34	72
Loss before provision for income taxes	(943)	(1,204)	(2,712)	(8,618)
Income tax provision	--	--	--	--

Loss from continuing operations	(943)	(1,204)	(2,712)	(8,618)
Loss from discontinued operations	--	(7)	--	(23)
Net loss	$(943)	$(1,211)	$(2,712)	$(8,641)

Loss per share from continuing operations - basic and diluted	(0.02)	(0.03)	(0.06)	(0.25)
Loss per share from discontinued operations - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share applicable to common shareholders - basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.25)

Weighted average common shares outstanding - basic and diluted	44,407	37,253	43,781	34,334

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,712)	$(8,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	4,284
Change in fair value of warrant liability	-	(198)
Stock compensation expense	101	162
Impairment of intangible assets	-	587
Provision for doubtful accounts	(12)	(13)
Other		(3)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	145	(19)
Assets and liabilities - discontinued operations	(41)	59
Prepaid expenses and other assets	86	256
Accounts payable and accrued expenses	539	829
Deferred revenue	10	128
Net cash used in operating activities	(1,876)	(2,569)
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	-	1,247
Proceeds from exercise of warrants	-	112
Borrowings under credit facility, term loans, and notes payable	1,837	1,575
Repayments of term loans, credit facility and notes payable	(55)	(348)
Net cash provided by financing activities	1,782	2,586
Effect of exchange rate changes on cash	3	1
Net increase (decrease) in cash and cash equivalents	(91)	18
Cash and cash equivalents:
Beginning of period	107	19
End of period	$16	$37

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(943)	$(1,211)	$(2,712)	$(8,641)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	--	9	3	(5)
Comprehensive loss	$(943)	$(1,202)	$(2,709)	$(8,646)

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $9,761 and $10,006 in each of the past two calendar years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2005, the Company incurred a loss of $2,712 and had a working capital deficiency of $12,972. The Company’s future revenues are largely dependent on acceptance of Cicero, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with customers that have expressed an interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the market’s lack of knowledge of Cicero as well as customer concerns about the financial viability of the Company. Cicero is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero’s integration occurs at the desktop without the need to open or modify the underlying code for those applications being integrated. Many companies are not aware of this new technology and tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by increased marketing and by leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recently negotiated an additional financing of up to $1,500 with certain existing and new investors at terms similar to the existing Senior Reorganization debt. Management expects that it will be able to raise additional capital and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management’s plan will be executed as anticipated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders	$(943)	$(1,211)	$(2,712)	$(8,641)
Less: Total stock based employee compensation expense under fair value based method for all awards, net of related tax effects	(40)	(121)	(201)	(556)
Pro forma loss applicable to common stockholders	$(983)	$(1,332)	$(2,913)	$(9,197)
Loss per share:
Basic and diluted, as reported	$(0.02)	$(0.03)	$(0.06)	$(0.25)
Basic and diluted, pro forma	$(0.02)	$(0.04)	$(0.07)	$(0.27)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions for the quarter and nine months ended September 30, 2005 as follows:

Expected life (in years)	7.63 years
Expected volatility	141.432%
Risk free interest rate	4.125%
Expected dividend yield	0%

The following table sets forth certain information as of September 30, 2005, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s Equity Compensation Plans.

Shares
Outstanding on January 1, 2005	7,488,639
Granted	252,929
Exercised	(252,929)
Forfeited	(229,992)
Outstanding on September 30, 2005	7,258,647

Weighted average exercise price of outstanding options	$1.27
Shares available for future grants on September 30, 2005	1,706,135

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

As noted above, in January 2004, the Company acquired substantially all of the assets assumed and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail. In accordance with SFAS 86, the Company completed an assessment of the recoverability of the Ensuredmail product technology. The total purchase price of the assets was $750 plus certain liabilities assumed. The Company has assessed the net realizable value of the Ensuredmail software technology acquired. The purchase price exceeded the amounts allocated to the software technology by approximately $587. This excess of the purchase price over the fair values of the assets acquired was allocated to goodwill and charged to the Statement of Operations for the period ended March 31, 2004. This assessment was also completed during 2004, due to the Company’s revised cash flow projections from software revenue. These revised cash flow projections do not support the long-lived asset and accordingly the Company has impaired the unamortized book value of the technology in excess of the expected net realizable value. This charge, in the amount of $154, was recorded as software amortization for the year ended December 31, 2004.

NOTE 5. SENIOR REORGANIZATION DEBT

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of the Company common stock were offered a one-time exercise of their existing warrants at an exercise price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their exercise price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders at an annual meeting anticipated to be held in late 2005, these Notes would be cancelled, and the existing warrants deemed exercised. In addition, those warrant holders who elected to lend the Company the first $1,000 of warrants would receive additional replacement warrants, early Adopter warrants, at a ratio of 2:1 for each warrant exercised, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each lender in the Note and Warrant Offering would receive additional warrants automatically exercisable into shares of common stock.

As of December 31, 2004, the Company has raised a total of $1,548 from the Note and Warrant Offering. An additional $67 was in transit to the Company. In March 2005, the Company extended the Note and Warrant Offering under the same terms as the initial offering other than no holders received early Adopter warrants. The Company was able to secure an additional $944, of which $310 related to non-cash transactions, in Senior Reorganization Debt under the financing, for a total of $2,559. If the merger proposal is not approved, the Notes will immediately become due and payable.

NOTE 6. CONVERTIBLE BRIDGE DEBT

In July 2005, the Company agreed to issue Convertible Bridge Notes to a consortium of investors, up to $1,500. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. Since the Company has not effected the recapitalization merger by October 31, 2005, the conversion rates on the Notes is $0.0314. Should the recapitalization merger become effective after December 31, 2005, the conversion rate will be amended to $0.025. As of September 30, 2005, the Company has issued $1,053 of Convertible Bridge Notes. An additional $239 was in transit to the Company.

NOTE 7. SHORT TERM DEBT

Notes payable, long-term debt, and notes payable to related party consist of the following:
	September 30, 2005	December 31, 2004
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	69	69
Notes payable (c)	358	644
Short term convertible note (d)	265	235
Short term convertible notes, related party (e)	727	727
	$3,390	$3,646

(a)
The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 4.43% at September 30, 2005). Interest is payable semi-annually. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matured on November 3, 2005.

(b)
From time to time the Company borrowed money from the Company's Chief Information Officer. The notes bear interest at 12% per annum. As of September 30, 2005, the Company is indebted to Anthony Pizi, the Company’s former Chairman and CEO and current Chief Information Officer, in the amount of $69.

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

(d) The Company entered into convertible notes with private lenders. The notes bear interest between 12% and 18% per annum and allow for the conversion of the principal amount due into common stock of the Company. In April 2005, the Company entered into a convertible loan in the amount of $30 with a member of the Company’s Board of Directors. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share. In May 2004, the Company entered into convertible loans aggregating $185 from several investors including a member of the Company’s Board of Directors. Under the terms of these agreements, the loans bear interest between 1% and 1.5% per month and are convertible upon the option of the note holder into an aggregate of 578,125 shares of our common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire three years from grant. Also in March 2004, the Company entered into a convertible loan in the amount of $50. Under the terms of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at an exercisable price of $0.37 per share. All such warrants expire three years from the date of grant.

(e) The Company entered into convertible promissory notes with Anthony Pizi, the Company’s Chief Information Officer and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, and Mr. Landis is the Company’s Chairman of the Board of Directors.

In April 2004, the Company entered into a convertible loan agreement with Mr. Pizi in the amount of $100. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. In June 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15 which bears interest at 1% per month and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. All such warrants expire three years from the date of grant.

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, in the principal amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years from the date of grant. In June 2004, we entered into a convertible loan agreement with Mark and Carolyn Landis, in the amount of $125. Under the terms of the agreement, the loan bears interest at 1% per month and also is convertible upon the option of the note holder into 781,250 shares of our common stock and warrants to purchase 781,250 shares of our common stock exercisable at $0.16. The warrants expire in three years from the date of grant. In October 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $100. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10. The warrants expire in three years. In November 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $150. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08. All such warrants expire three years from the date of grant.

NOTE 8. STOCKHOLDERS’ EQUITY

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

NOTE 9. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the third quarter of fiscal year 2005 or 2004. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(943)	$(1,211)	$(2,712)	$(8,641)
Accretion of preferred stock	--	--	--	--
Loss applicable to common stockholders, as adjusted	$(943)	$(1,211)	$(2,712)	$(8,641)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.02)	$(0.03)	$(0.06)	$(0.25)
Loss per share from discontinued operations	--	--	--	--
Net loss per share applicable to common shareholders	$(0.02)	$(0.03)	$(0.06)	$(0.25)

Weighted common shares outstanding - basic and diluted	44,407	37,253	43,781	34,334

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	September 30,
	2005	2004
Stock options, common share equivalent	7,258,647	7,488,639
Warrants, common share equivalent	19,953,406	18,482,625
Preferred stock, common share equivalent	9,133,723	14,062,137
	36,345,776	40,033,401

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

The non-GAAP measures presented may not be comparable to similarly titled measures reported by other companies.

The table below presents information about reported segments for the three months and nine months ended September 30, 2005 and 2004:
	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$73	$11	$84	$164	$9	$173
Total cost of revenue	285	--	285	390	--	390
Gross margin (loss)	(212)	11	(201)	(226)	9	(217)
Total operating expenses	576	27	603	812	78	890
Segment profitability (loss)	$(788)	$(16)	$(804)	$(1,038)	$(69)	$(1,107)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$678	$20	$698	$469	$37	$506
Total cost of revenue	972	--	972	5,348	214	5,562
Gross margin (loss)	(294)	20	(274)	(4,879)	(177)	(5,056)
Total operating expenses	1,967	83	2,050	2,771	316	3,087
Segment profitability (loss)	$(2,261)	$(63)	$(2,324)	$(7,650)	$(493)	$(8,143)

Reconciliation of total segment operating expenses to total operating expenses for the quarters ended September 30:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total segment operating expenses	$603	$890	$2,050	$3,087
(Gain) on disposal of assets	--	(3)	--	(3)
Impairment of intangible assets	--	--	--	587
Total operating expenses	$603	$887	$2,050	$3,671

A reconciliation of total segment (loss) to loss before provision for income taxes for the quarters ended September 30:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total segment loss	$(804)	$(1,107)	$(2,324)	$(8,143)
Change in fair value of warrant liability	--	--	--	198
Gain on disposal of assets	--	3		3
Impairment of intangible assets	--	--	--	(587)
Interest and other income/(expense), net	(139)	(100)	(388)	(89)
Total loss before income taxes	$(943)	$(1,204)	$(2,712)	$(8,618)

The following table presents a summary of assets by segment:

	September 30, 2005	December 31, 2004
Desktop Integration	$7	$15
Messaging and Application Engineering	--	--
Total assets	$7	$15

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

NOTE 13: Subsequent Events:

On November 3, 2005, Liraz Systems, Ltd. sole guaranty of the Company's indebtedness to Bank Hapoalim expired and the bank loan matured.  The Company is currently in discussions with Liraz to extend their guaranty and the maturity on the bank debt until November 2006.

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

Unless otherwise indicated, all information is presented in thousands (‘000s).

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and nine months ended September 30, 2005 and 2004:
	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$73	$11	$84	$164	$9	$173
Total cost of revenue	285	--	285	390	--	390
Gross margin (loss)	(212)	11	(201)	(226)	9	(217)
Total operating expenses	576	27	603	812	78	890
Segment profitability (loss)	$(788)	$(16)	$(804)	$(1,038)	$(69)	$(1,107)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$678	$20	$698	$469	$37	$506
Total cost of revenue	972	--	972	5,348	214	5,562
Gross margin (loss)	(294)	20	(274)	(4,879)	(177)	(5,056)
Total operating expenses	1,967	83	2,050	2,771	316	3,087
Segment profitability (loss)	$(2,261)	$(63)	$(2,324)	$(7,650)	$(493)	$(8,143)

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

Total Revenues. Total revenues decreased $89, or 51.5%, from $173 to $84, for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. The decrease in revenues is primarily the result of two factors: a reduction in maintenance revenue from the loss of one annual renewal and a reduction in billable service revenues in the current quarter.

Total Cost of Revenue. Total cost of revenue decreased $105, or 26.9%, from $390 to $285, for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004.

Total Gross Margin. Gross margin decreased from a loss of $217 to a loss of $201 for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004,.

Total Operating Expenses. Total operating expenses decreased $287, or 32% from $890 to $603 for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004. The decrease in total operating expenses was the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Segments. Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

Desktop Integration Segment.

Total Revenues. Total Desktop Integration System revenue decreased approximately $91, or 55% from $164 to $73 for the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The decrease in revenues is primarily the result a reduction in maintenance revenue from the loss of one annual maintenance renewal and a reduction in billable service revenues in the current quarter.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $105, or 27% from $390 to $285 for the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The primary costs of revenues is royalty payments based on a percentage of software sales, personnel costs and related overhead for maintenance revenue, and personnel costs and related overhead, and travel expenses associated with the generation of service revenue. The primary reason for the decrease in cost of revenues was the reduction in headcount and associated overheads.

Gross Margin (loss). Gross loss decreased from a loss of $226 to a loss of $212 for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004.

Total Operating Expenses. Total operating expenses decreased $236, or 29% from $812 to $576 for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004. The primary reason for the decrease in total operating expenses was the reduction in the sales and marketing workforce and the change in the sales compensation structure to lower fixed costs and increase variable revenue-success based costs.

Messaging and Application Engineering Segment.
Total Revenues. Total Messaging and Application Engineering revenue increased approximately $2, or 22% from $9 to $11 for the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The increase in total Messaging and Application Engineering revenue, while small in total dollars, reflects the slight success of the Company’s Ensuredmail product.

Total Cost of Revenues. Messaging and Application Engineering did not incur cost of revenues for the three months ended September 30, 2005 or for the three months ended September 30, 2004.

Gross Margin (loss). Gross margin increased from $9 to $11 for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004. The increase in the gross margin while small in total dollars reflects the slight success of the Ensuredmail product.

Total Operating Expenses. Total operating expenses decreased $51, or 65% from $78 to $27 for the three months ended September 30, 2005, as compared with the three months ended September 30, 2004. The primary reason for the decrease in total operating expenses was the reduction in January 2005 of one employee plus associated overhead costs.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the three months ended September 30, 2005 was approximately ($804) as compared to ($1,107) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, gain or loss on sale of assets and impairment charges is primarily attributable to the reduction in headcount and associated overheads.

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

Software Products.
Software Product Revenue. Software product revenue increased approximately $2, or 22.2% from $9 to $11 for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. The Desktop Integration segment accounted for approximately 73% of total software product revenue for the quarter ended September 30, 2005. The Messaging and Application Engineering segment accounted for 27% of total software product revenues for the same period.

Software Product Gross Margins. The gross margin on software products for the three months ended September 30, 2005 was 91 % as compared to the gross margin loss of (622) % for the three months ended September 30, 2004 and reflects the accrual of royalty payments offset by revenues. Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue. Maintenance revenue for the three months ended September 30, 2005 decreased by approximately $31, or 40.8%, from $76 to $45 as compared to three months ended September 30, 2004. The decline in overall maintenance revenues is primarily due to the non-renewal of one maintenance contract for the Cicero product within the Desktop Integration segment which occurred in the first quarter of 2005. The Desktop Integration segment accounted for approximately 82% of total maintenance revenue for the quarter ended September 30, 2005.

The percentage of total maintenance revenues for the Messaging and Application Engineering segment increased from 3% for the three months ended September 30, 2004 to 18% for the three months ended September 30, 2005. The increase is attributed to the slight success of the Company’s Ensuredmail product.

Maintenance Gross Margin. Gross margin (loss) on maintenance products for the three months ended September 30, 2005 was (82)% compared with (18)% for the three months ended September 30, 2004. The increase in gross margin (loss) is attributable to the decline in maintenance revenues from 2004 to 2005. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.

Services.
Services Revenue. Service revenue decreased $60, or 68%, from $88 to $28 for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. The decrease in service revenues is a result of no substantial integration projects in the third quarter of 2005. Services revenues related to the Desktop Integration Segment was $28 for the three months ended September 30, 2005 compared with $82 for the three months ended September 30, 2004. There were no services revenues related to the Messaging and Application Segment for the three months ended September 30, 2005 and September 30, 2004. Revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should continue to be insignificant as the majority of the relevant products are commercial off-the-shelf applications.

Services Gross Margin. Services gross margin (loss) was (621)% for the three months ended September 30, 2005 compared with (167)% for the three months ended September 30, 2004. The increase in gross margin loss was primarily attributable to the decrease in service billings noted above.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2005 decreased by approximately $123, or 48%, from $258 to $135 as compared with the three months ended September 30, 2004. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure in March 2004. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

All sales and marketing expense are related to the Desktop Integration segment.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $82, or 29%, from $283 to $201 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in costs for the quarter reflects the reduction in January 2005, in headcount by one employee, plus associated overheads.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the quarter ended September 30, 2005 decreased by approximately $82, or 24%, over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. The fair value of the warrants as of September 30, 2005 has been determined using valuation techniques consistent with the valuation performed as of December 31, 2004 and recorded as a warrant liability. As of September 30, 2004 the Company has calculated that no warrant liability exists.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and second quarters of 2005 or 2004. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

Total Revenues. For the nine months ended September 30, 2005, total revenues increased $192, or 38% compared with the nine months ended September 30, 2004. The increase in revenues is attributed to an increasing acceptance of the Company’s Cicero software solution.

Total Gross Margin. Gross margin losses were (39)% for the nine months ended September 30, 2005 compared with (999)% for the nine months ended September 30, 2004. The primary reason for the reduction in the gross margin (loss) as a percentage of revenues is the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Desktop Integration Segment.

Total Revenues. Total Desktop Integration System revenue increased approximately $209, or 45% from $469 to $678 for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The increase in software product revenue for the Cicero product within the Desktop Integration segment reflects the addition of one significant new customer in April 2005.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $4,376, or 82% from $5,348 to $972 for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The decrease in total Desktop Integration System cost of revenue results from the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Gross Margin (loss). Gross margin/(losses) decreased $4,585, or 94%, from ($4,879) to ($294) for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004. The decrease in total Desktop Integration System gross margin loss results from the impairment of the remaining unamortized software costs of the Cicero technology in June 2004.

Total Operating Expenses. Total operating expenses decreased $804, or 29% from $2,771 to $1,967 for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004. The primary reason for the decrease in total operating expenses was the reduction in the sales and marketing workforce and the change in the sales compensation structure to lower fixed costs and increased variable revenue-success based costs.

Messaging and Application Engineering Segment.

Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $17, or 46% from $37 to $20 for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The decrease in total Messaging and Application Engineering revenue, while minor in total, is a result of the non renewal of maintenance for our GIB product.

Total Cost of Revenues. Total Messaging and Application Engineering cost of revenue decreased approximately $214, or 100% from $214 to $0 for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The decrease in total Messaging and Application Engineering cost of revenue results from the impairment of the remaining unamortized software costs of the Ensuredmail software technology product in the Messaging and Application Engineering segment.

Gross Margin (loss). Gross margin increased from a gross margin loss of ($177) to a gross margin of $20 for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004. The decrease in total Messaging and Application Engineering cost of revenue results from the impairment of the remaining unamortized software costs of the Ensuredmail software technology product in the Messaging and Application Engineering segment.

Total Operating Expenses. Total operating expenses decreased $233 or 74% from $316 to $83 for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004. The primary reason for the decrease in total operating expenses was the reduction of in January 2005 of one employee plus associated overhead costs.

Software Products.
Software Product Revenue. Software product revenue increased approximately $268, or 229%, from $117 to $385 for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. The Desktop Integration segment accounted for approximately 99% of total software product revenue for the nine months ended September 30, 2005. The Messaging and Application Engineering segment accounted for 1% of total software product revenues for the same period. The increase in software product revenue is primarily attributable to the addition of one new significant customer for the Cicero product within the Desktop Integration segment in April 2005.

Software Product Gross Margin. The gross margin/(loss) on software products for the nine months ended September 30, 2005 was 96% compared with (3,723)% for the nine months ended September 30, 2004. This increase in gross margin reflects the amortization of acquired software not offset by revenues. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs. Historical cash flows generated by the Cicero technology did not support the long-lived asset and, accordingly, the Company impaired the unamortized book value of the technology in excess of the expected net realizable value during the period ended June 30, 2004.

Maintenance
Maintenance Revenue. Maintenance revenue decreased by approximately $116, or 52%, from $222 to $106 for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The decline in overall maintenance revenues is primarily due to the non-renewal of one maintenance contract for the Cicero product within the Desktop Integration segment.

The Desktop Integration segment accounted for approximately 87% of total maintenance revenue for the nine months ended September 30, 2005. The Messaging and Application Engineering segment accounted for approximately 13% of total maintenance revenues for the same period. The majority of the Desktop Integration maintenance as a percentage of the total is directly tied to the percentage composition of the revenue streams between the Desktop segment and the Messaging segment.

Maintenance Gross Margin. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. Gross margin (loss) on maintenance products for the nine months ended September 30, 2005 was (162)% compared with (30)% for the nine months ended September 30, 2004. The increase in gross margin (loss) is attributable to the decline in maintenance revenues from 2004 to 2005 and specifically, one customer who chose not to renew their maintenance agreement in January 2005.

Services.
Services Revenue. Services revenue increased $40, or 24%, from $167 to $207 for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. The increase in service revenues is attributable to pilot engagements and the deployment and installation of our software at a new customer during the nine month period.

Services Gross Margin. Services gross margin (loss) was (229)% for the nine months ended September 30, 2005 as compared with (380)% for the nine months ended September 30, 2004. The increase in gross margin for services was primarily attributable to the increase in service revenues in the period.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2005 decreased by approximately $385, or 41%, from $940 to $555 as compared with the nine months ended September 30, 2004. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure in March 2004. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expense decreased by approximately $167, or 19%, from $882 to $715 in the nine months ended September 30, 2005 as compared to the same period in 2004. The decrease in costs in 2005 reflects the reduction in headcount, plus associated overheads. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the nine months ended September 30, 2005 decreased by approximately $485, or 38% over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

Change in Fair Value of Warrant Liability. The Company has recorded a warrant liability for derivatives in accordance with EITF 00-19 for its common stock warrants with redemption features outside the control of the Company. As of September 30, 2005, the warrant liability had a fair value of $0 and has been determined using valuation techniques consistent with the valuation performed as of December 31, 2004. As of September 30, 2004, the Company has calculated that no warrant liability exists.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and second quarters of 2005 or 2004. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the nine months ended September 30, 2005 was approximately ($2,324) as compared to ($8,143) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, gain or loss on sale of assets and impairment charges is primarily attributable to the impairment of the Company’s software technology in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash

Cash and cash equivalents decreased to $16 at September 30, 2005 from $107 at December 31, 2004. The Company utilized $91 of cash for the nine months ended September 30, 2005.

Net cash used by Operating Activities. Cash used by operations for the nine months ended September 30, 2005 was $1,876 of cash compared with $2,569 used by operations for the nine months ended September 30, 2004. Cash used for the nine months ended September 30, 2005 was primarily comprised of the loss from operations of approximately $2,712, offset by non-cash charges for depreciation and amortization of approximately $8 and stock compensation expense of $101. In addition, the Company’s cash increased by approximately $145 and $86 from the reduction in accounts receivable and prepaid expenses and other assets respectively, and approximately $539 for the increase in accounts payable and accrued expenses from vendors for services rendered.

Net cash provided by Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2005 was approximately $1,782 as compared with approximately $2,586 for the nine months ended September 30, 2004. Cash provided from financing activities for the nine months ended September 30, 2005 was comprised primarily of the proceeds of an additional round of investment from several new investors, offset by repayments of the Company’s short-term debt in the amount of $55.

Liquidity

The Company funded its cash needs during the quarter ended September 30, 2005 with cash on hand from June 30, 2005, and with the cash realized from a Note and Warrant Offering and Extended Note and Warrant Offering.

The Company has a $1,971 term loan bearing interest at LIBOR plus 1% (approximately 4.43% at September 30, 2005), interest on which is payable semi-annually. There are no financial covenants. In September 2004, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, and to extend the maturity date on the loan to November 3, 2005. In consideration for the extension of the guaranty, the Company issued 3,942,000 shares of our common stock to Liraz at the time of the extension. The Company and Liraz are in discussions to extend the guaranty and the maturity on the loan until November 2006, although the loan has formally matured and the guaranty expired.

In April 2005, the Company borrowed $30 from a member of the Company’s Board of Directors pursuant to a convertible loan agreement. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share.

From July through September 2005, the Company entered into several Convertible Bridge Notes with a consortium of investors. As of September 30, 2005, the Company had raised $1,053 of Convertible Bridge Notes of which $312 was from various members of the Company’s Board of Directors. Under the terms of these Notes, holders will convert their Notes into 33,526,184 shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger.

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

In May 2004, the Company borrowed $185 from several investors including a member of the Company’s Board of Directors pursuant to convertible loan agreements. Under the terms of the agreements the loans bear interest between 1% and 1.5% per month and are convertible into an aggregate of 578,125 shares of the Company’s common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire in three years.

Also in May 2004, the Company pledged certain accounts receivables with an investor for the face amount of $135 which bears interest at 1% per month and warrants to purchase 211,214 shares of our common stock at a conversion rate of $0.32 per share.

The Company has incurred losses of approximately $9,800 and $10,000 in each of the past two calendar years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2005 the Company incurred an additional loss of approximately $2,712 and has a working capital deficiency of approximately $12,972. The Company’s future revenues are largely dependent on acceptance of Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the market’s lack of knowledge of Cicero as well as customer concerns about the financial viability of the Company. The Company is attempting to solve the former problem by increased marketing and by leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. The Company has completed a Note and Warrant Offering in December 2004 and an extension to the Note and Warrant offering in March 2005 wherein it has raised a total of approximately $2,559. Under the terms of the Offers, warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders, anticipated at an annual meeting to be held in late 2005 or earlier, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. In addition, the note holders would receive additional warrants automatically convertible into common shares of Cicero, Inc. These funds were used to finance the operations of the Company. In June 2005, the Company was required to extend the Note and Warrant Offering under similar terms in an effort to raise cash and sustain operations. The Company had successfully secured an additional $98 in financing. In July 2005, the Company negotiated an additional financing of up to $1,000 with certain existing and new investors at terms similar to the Note and Warrant offerings issued. In August 2005, Level 8 revised the offer and issued Convertible Bridge Notes up to $1,500, in which the note holders will receive shares of Cicero common stock at a conversion price of $0.0314 (equivalent of $0.00157 for Level 8 shares), assuming the recapitalization merger is completed prior to December 31, 2005. If the recapitalization merger is completed after December 31, 2005, the Convertible Bridge Note holders will receive shares of Cicero common stock at a conversion price of $0.025 (equivalent to $0.00125 for Level 8). As of September 30, 2005, the Company has raised a total of $1,053, of which $204 is related to non-cash transactions. There can be no assurance that management will be successful in continued execution of these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  If we are unable to increase cash flow or obtain financing, we may not be able to generate enough capital to fund operations for the next twelve months. We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the first nine months of 2005, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $2,000,000 during the next twelve months to maintain planned operations.

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

The Company also intends to use its capital to continue to make investment in research and development on its Cicero product while enhancing efficiencies in this area. Cicero (version 6.1) was released October 2005, and includes a new integrated debugging suite for runtime problem diagnosis.  This toolset includes new trace, history, and exception viewers and enhancements to event, repository, and context viewers.  Cicero 6.1 also provides support for application pooling and creates Cicero-aware applications, which provides direct access to the action libraries to applications.  The next major release is expected to update the application code to provide more flexibility and performance improvements with the Cicero integration platform.  This release will also include direct support for database platforms such as Microsoft SQL and additional support for the Citrix environment.  This is tentatively scheduled for release during second quarter 2006.  Other enhancements and products related to Cicero are defined by priority based on customer need.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan which the Company currently intends to propose to its shareholders at the Company’s next annual meeting. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger by the Company’s shareholders at an annual meeting anticipated to be held in late 2005, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the proposed merger. In addition, those warrant holders who elected to convert the first $1,000 of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant convert-

ed, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero, Inc.

As of June 30, 2005, the Company had raised a total of $2,559 from its Note and Warrant Offerings. The Notes and Warrants were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, the Company’s former Chairman and Chief Executive Officer and currently its Chief Information Officer, in the amount of $125. Under the terms of the agreement, the loan is convertible into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years. We also entered into convertible loan agreements with two other individual investors, each in the face amount of $50,000. Under the terms of the agreement, each loan is convertible into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at $0.37 per share. The warrants expire in three years.

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

In July 2005, the Company agreed to issue Convertible Bridge Notes to a consortium of investors, up to $1,500. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. Since the Company has not effected the recapitalization merger by October 31, 2005, the conversion rates on the Notes is $0.0314. Should the recapitalization merger become effective after December 31, 2005, the conversion rate will be amended to $0.025. As of September 30, 2005, the Company has issued $1,053 of Convertible Bridge Notes. An additional $239 was in transit to the Company.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 8 SYSTEMS, INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer
Date: November 14, 2005