Form 10-K
period 2005-12-31
LEVEL 8 SYSTEMS INC
filed 2006-03-31
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.

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
_____________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the above Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [_]    Accelerated filer  [_]    Non-accelerated filer  [X]

Aggregate market value of the outstanding voting stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $2,153,345.

There were 48,039,947 shares of Common Stock outstanding as of March 28, 2006.

LEVEL 8 SYSTEMS, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005

PART I

Item 1.  Business

Overview

Level 8 Systems, Inc. (the “Company” or “Level 8”) is a provider of business integration software, known as Cicero, which enables organizations to integrate new and existing information and processes at the desktop. Our Cicero business integration software addresses the emerging need for companies’ information systems to deliver enterprise-wide views of their business information processes. In addition to software products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers with industry-leading integration solutions. Level 8’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000.

The Company’s focus is on the growing desktop integration and business process automation market with our Cicero® product. Cicero is a business application integration platform that enhances end-user productivity, streamlines business operations and integrates systems and applications that would not otherwise work together. Cicero software offers a proven, innovative departure from traditional, costly and labor-intensive enterprise application integration, which occurs at the server level. Cicero provides non-invasive application integration at the desktop level. Desktop level integration provides the user with a single environment with a consistent look and feel for diverse applications across multiple operating environments, reduces enterprise integration implementation cost and time, and supports a Service-Oriented Architecture (SOA). Cicero’s desktop level integration also enables clients to transform applications, business processes and human expertise into a seamless, cost effective business solution that provides a cohesive, task-oriented and role-centric composite interface that works the way people think.

By using Cicero software, companies can decrease their customer management costs, increase their customer service level and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on their information technology investments. In addition, Cicero software enables organizations to reduce the business risks inherent in replacement of mission-critical applications and extend the productive life and functional reach of their application portfolio.

Cicero software is engineered to harness diverse business applications and shape them to more effectively serve the people who use them. Cicero provides an intuitive integration and development environment, which simplifies the integration of complex multi-platform applications. Cicero provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. In addition, Cicero can streamline end-user tasks by providing a single, seamless user interface for simple access to multiple systems or be configured to display one or more composite applications to enhance productivity. Cicero software enables automatic information sharing among line-of-business applications and tools. It is ideal for deployment in contact centers where its highly productive, task-oriented user interface promotes user efficiency. Finally, Cicero software, by integrating diverse applications across multiple operating systems, is ideal for the financial services, for which Cicero was initially developed, insurance, telecommunications, intelligence, security, law enforcement, governmental and other industries requiring a cost-effective, proven application integration solution. Cicero is also an integration solution for merger and acquisition events where the sharing of data and combining of systems is imperative.

Some of the companies and other users that have implemented or are implementing our Cicero software product include Nationwide Financial Services, arvato services (a division of Bertelsmann A.G.), Science Applications International Corporation, IBM and N.E.W. Customer Service Companies. Since the beginning of 2005, we have experienced interest from intelligence, security, law enforcement and other government users. The U.S. Department of Agriculture installed Cicero software in January 2005, and the West Windsor Township, New Jersey Police Department deployed Cicero software in spring 2005.

In addition to our Cicero product, our Ensuredmail email encryption products address information and security compliance requirements from the individual to the enterprise. The Ensuredmail suite of products includes the Enterprise Email Encryption Server, Small Business Email Encryption Server, and Email Encryption Desktop for individual use. All of the Ensuredmail products use 3-DES encryption technology and are tested and federally certified FIPS 140-1. Ensuredmail products are easy to install, use and administer. They also use rules and other utilities that allow users to flag messages including attachments for encryption. Unlike other secure email encryption software applications, Ensuredmail products do not require the recipient to install software or use special secure keys to open and read messages and attachments. In conjunction with Cicero software, Ensuredmail email encryption technology has been used to secure information shared in Cicero integration projects.

Some of the companies using Ensuredmail server products include the United Postal Service, E-Loan, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, Science Application International Association, Physicians Plus Insurance Company, Wilmington Trust, Delta Dental, Truog-Ryding Company, and hundreds of individual users with the Ensuredmail Email Desktop product. Ensuredmail customers use email encryption primarily to secure outbound messages with confidential information for compliance (e.g., HIPAA) and security purposes.

Level 8 Systems, Inc. was incorporated in New York in 1988, and re-incorporated in Delaware in 1999. Our principal executive offices are located to 1433 State Highway 34, Building C, Farmingdale, New Jersey 07727 and our telephone number is (732) 919-3150. Our web site is located at www.level8.com.

Strategic Realignment

Historically, Level 8 Systems, Inc. has been a global provider of software solutions to help companies integrate new and existing applications as well as extends those applications to the Internet. This market segment is commonly known as “Enterprise Application Integration” or “EAI.” Historically, EAI solutions work directly at the server or back-office level allowing disparate applications to communicate with each other.

Until early 2001, we focused primarily on the development, sale and support of EAI solutions through our Geneva product suite. After extensive strategic consultation with outside advisors and an internal analysis of our products and services, we recognized that a new market opportunity had emerged. This opportunity was represented by the increasing need to integrate applications that are physically resident on different hardware platforms, a typical situation in larger companies. In most cases, companies with large customer bases utilize numerous different, or "disparate," applications that were not designed to effectively communicate and pass information. In addition, traditional EAI is often times too costly and time-consuming to implement. It also requires a group of programmers with the necessary skills and ongoing invasive changes to application software code throughout the enterprise. With Cicero software, which non-invasively integrates the functionality of these disparate applications at the desktop, we believe that we have found a unique solution to this disparate application problem. We believe that our existing experience in and understanding of the EAI marketplace coupled with the unique Cicero software solution, which approaches traditional EAI needs in a more effective manner, position us to be a competitive provider of business integration solutions to the financial services and other industries with large deployed call centers, as well as our other target markets.

We originally licensed the Cicero technology and related patents on a worldwide basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero in perpetuity (subject to Merrill Lynch's rights to terminate in the event of bankruptcy or a change in control of Level 8) and to grant ownership rights in the Cicero trademark. Merrill Lynch indemnifies us with regard to the rights granted to us by them. Consideration for the original Cicero license consisted of 1,000,000 shares of our common stock. In exchange for the amendment, we granted an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20 million. We have completely re-implemented the Cicero software to provide increased functionality and much more powerful integration capabilities.

In April 2001, management reassessed the methodology by which Level 8 would make operating decisions and allocate resources. Operating decisions and performance assessments were based on the following reportable segments: (1) Desktop Integration (Cicero), (2) System Integration (Geneva Enterprise Integrator and Geneva Business Process Automator) and (3) Messaging and Application Engineering (Geneva Integration Broker, Geneva Message Queuing, Geneva XIPC and Geneva AppBuilder). In connection with executing our strategic realignment and focusing on Cicero, we have restructured our business, reduced our number of employees and, in the fourth quarter of 2002, sold the remaining assets associated with Geneva Enterprise Integrator and Geneva Business Process Automator. We have sold most of the assets comprising the Messaging and Application Engineering Products segment and all of the assets in the Systems Integration Segment. Level 8 has recognized the Systems Integration segment as a discontinued business and accordingly, has reclassified those assets and liabilities on the accompanying balance sheets for 2002 and 2003 and segregated the results of operations under gain or loss from a discontinued business on the accompanying statement of operations. As such, the Systems Integration segment has been eliminated. Geneva Integration Broker is the only current software product represented in the Messaging and Application Engineering segment.

The Company’s future revenues are entirely dependent on acceptance of Cicero which has limited success in commercial markets to date. The Company has experienced negative cash flows from operations for the past three years and operating losses for those three years. At December 31, 2005, the Company had a working capital deficiency of approximately $13,894,000. Accordingly, there is substantial doubt that the Company can continue as a going concern, and the independent auditor’s report accompanying our financial statements raises doubt about our ability to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers who have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the Company’s financial viability. Cicero software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero’s integration occurs at the desktop level without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity.

In December 31, 2004, the Company completed a Note and Warrant Offering wherein it has raised a total of approximately $1,615,000, of which $67,000 was received in 2005. Under the terms of the Offer, warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. In early 2005, the Company announced an extension to the Note and Warrant offering of which the Company raised an additional $944,000, for a total of approximately $2,559,000. Upon approval of the recapitalization merger at a Shareholders meeting, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. The Company also entered into several Convertible Bridge Notes with a consortium of investors. As of December 31, 2005, the Company had raised $1,760,000 of Convertible Bridge Notes of which $566,000 was from various members of the Company’s Board of Directors. Under the terms of these Notes, holders will convert their Notes into 62,490,887 shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger.

The Company expects that increased revenues will reduce its operating losses in future periods; however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at an annualized rate of our revenue for the year ended 2005, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,900,000 during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

Products

Desktop Integration Segment

Cicero. Cicero software integrates disparate applications regardless of the platform, enables rapid development of effective, simple-to-maintain composite applications, accelerates time to value and deploys cost-effective, "best-of-breed" business solutions by leveraging existing IT investments. Cicero software helps the architect maintain consistent integration project design and implementation by providing extensible, standardized methods for interacting with Windows applications, COM objects, web pages, commercial software packages, legacy applications, and Java applications among others. Cicero software can integrate applications running on the server or desktop, giving the architect complete flexibility in determining where, when, and how application integration occurs. Cicero software can also be used to capture and aggregate data from many different applications, apply business rules as needed, such as data transformation rules, and share that data bi-directionally via a composite view. An event in one application can cause processing in another unrelated application, even if these were implemented using differing technologies, such as Windows and Java.

The patented Cicero software technology, as exclusively licensed from Merrill Lynch, consists of several components, including the following: The Resource Manager, which manages the starting, stopping, and status of applications; the Event Manager, a Component Object Model (COM)-based messaging service; the Context Manager which administers the “publish and subscribe” protocols; and a Graphical User Interface (GUI) manager which allows applications to be presented to the user in one or more flexible formats selected by the user organization. In 2004, we released a version of the Cicero product which included our newly developed Cicero Studio integration tool, to allow applications to be integrated using point-and-click methods. Cicero software incorporates an Application Bus with code modules to handle the inter-application connections. There are additional tools that provide ancillary functions for the integrator including tools to debug, view history and trace logs.

Cicero Studio provides a nontraditional approach to application integration. By providing a high level of object-oriented integration, Cicero Studio eliminates the need for source code modification. It includes high-level integration objects called genes (which translate disparate application interface protocols to one common interface used by Cicero software), an event processor, a context manager and a publish-subscribe information bus that enables applications to share data. It also includes a set of integration wizards that greatly simplify the task of application integration.

Cicero Studio is a powerful integration tool that eliminates most of the technical complexity associated with application integration. Integrators avoid the high cost and complexity of invasive code modifications and extend the scope of their integration capabilities into new and legacy environments. Cicero Studio provides an open architecture that can be extended to incorporate new behaviors by adding genes and communicating with COM objects. This enables Cicero software to be extended to accommodate new platforms and interface requirements as needed and provides a rich paradigm for evolving integration behaviors over time. It also means that Cicero software can be implemented in both the desktop and n-tier server of a service-oriented architecture.

Cicero software runs on Windows NT, Windows XP, and Windows 2000 to organize applications in a flexible graphical configuration that keeps all the application functionality that the user needs within easy reach. For instance, selecting the “memo” tab might cause a Microsoft Word memo-template to be created within the Cicero desktop. The end-user need not even know that they are using Microsoft Word. Moreover, a customer-tracking database can be linked with a customer relationship management software package.

Cicero software technology provides non-intrusive integration of desktop and web applications, portals, third-party business tools, and even legacy mainframe and client server applications, so all co-exist and share their information seamlessly. Cicero software’s non-invasive technology means that clients don’t risk modifying either fragile source code or sensitive application program interfaces - and they can easily integrate off-the-shelf products and emerging technologies.

Cicero software allows end-users to access applications in the most efficient way possible, by only allowing them to use the relevant portions of that application. For instance, a contact center customer service representative may not use 90% of the functionality of Microsoft Word, but might need access to a memorandum and other custom designed forms as well as basic editing functionality. Cicero can be set to control access to only those templates and, in a sense, turn-off the unused functionality by not allowing the end-user direct access to the underlying application. Under the same Cicero implementation, however, a different Cicero configuration could allow the employees in the Marketing department full access to Word because they have need of the full functionality. The functionality of the applications that Cicero integrates can be modulated by the business goals of the ultimate client, the parent company. This ability to limit user access to certain functions within applications enables companies to reduce their training burden by limiting the portions of the applications on which they are required to train their customer service representatives.

Messaging and Application Engineering Segment

Ensuredmail. Our Ensuredmail products provide encrypted email capabilities such as security, proof-of-delivery and non-repudiation of origination. The recipient of an Ensuredmail message does not need to be an Ensuredmail licensee or install software. When an Ensuredmail user sends a message to another user, the recipient receives an email message with an attached encrypted message. The recipient opens the attached, which starts their web browser, enters a password, and can read the message and attachments. If the recipient replies to the message, the message is fully encrypted and sent back securely to the original sender. Organizations typically use our server-based Ensuredmail products, whereas individuals can use a person-to-person desktop variation.

Ensuredmail is FIPS140-1 certified, and in use by agencies of the Federal Government, in addition to private sector organizations.

Geneva Integration Broker. Geneva Integration Broker does not represent a significant portion of Level 8’s current business or prospects. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. The key feature of Geneva Integration Broker is its support for XML and other standards for open data exchange on the Internet. The product provides a robust platform for building eBusiness applications that integrate with existing back-office systems. Geneva Integration Broker’s support for open data exchange and secure Internet transports is used for building Internet-based business-to-business solutions.

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

Maintenance and Support

We offer customers varying levels of technical support tailored to their needs, including periodic software upgrades, telephone support and twenty-four hour, seven days a week access to support-related information via the Internet. Cicero and Ensuredmail software are frequently used in mission-critical business situations, and our maintenance and support services are accustomed to the critical demands that must be met to deliver world-class service to our clients. Many of the members of our staff have expertise in lights-out mission critical environments and are ready to deliver service commensurate with those unique client needs.

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

Customers
    Our customers include both end-users to whom we sell our products and services directly and distributors and other intermediaries who either resell our products to end-users or incorporate our products into their own product offerings. Typical end-users of our products and services are large businesses with sophisticated technology requirements for contact centers, in the financial services, insurance and telecommunications industries, and intelligence, security, law enforcement and other governmental organizations.

    Our customers are using our solutions to rapidly deploy applications. Some examples of customers' uses of our products include:

• Business Process Outsourcers - use our Cicero solution to provide in contact centers real time integration among existing back-office systems, eliminate redundant data entry, shorten call times, provide real-time data access and enhance customer service and service levels.

• A financial institution - uses our Cicero solution to provide real-time integration among market data, customer account information, existing back-office systems and other legacy applications, eliminate redundant data entry, provide real-time data access and processing, and enhance customer service and service levels.

• An insurance company - uses our Cicero solution to integrate their customer information systems with over thirty software applications including a CRM application.

• A law enforcement organization - uses our Cicero solution to streamline and automate support for arrests and investigations while merging federal, state and local systems within a unified process.

Other customers are systems integrators, which use our Cicero product to develop integration solutions for their customers.

More than 4,000 Merrill Lynch personnel are currently using Cicero software. We licensed the Cicero technology from Merrill Lynch during 2000 and have enhanced it to license to contact centers and the financial services, insurance and telecommunications industries, as well as the intelligence, security, law enforcement and other governmental organizations. Our significant customers include Nationwide Financial Services, arvato services, a division of Bertelsmann A.G., Bank of America, IBM, Science Applications International Corporation, N.E.W. Customer Service Companies and the West Windsor Township, New Jersey Police Department.

Bank of America, Nationwide Financial Services, and Gateway Electronic Medical Management Systems (GEMMS) each accounted for more than ten percent (10%) of our operating revenues in 2003. In 2004, Bank of America, Convergys, IBM, Nationwide Financial Services and SAIC each accounted for more than ten percent (10%) of our operating revenue. In 2005, NEW Customer Service Companies and Innovative System Solutions Corporation accounted for more than ten percent (10%) of our operating revenue.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement Cicero software solutions with strategic partners such as systems integrators and embed Cicero along with other products through OEM relationships. We provide training and other support necessary to systems integrators and OEMs to aid in the promotion of our products. To date we have entered into strategic partnerships with the following OEMs, for integrated business solutions: Science Applications International Corporation, ThinkCentric, Hewlett Packard, House of Code and Titan Systems Corporation. In addition, we have entered into strategic partnerships with Silent Systems, Inc., ADPI LLC, arvato services, a division of Bertelsmann A.G, GEMMS, Genesis Technology Group Inc., Plan B Technologies Inc., Pilar Services, Inc., and Gini Corporation. These organizations have relationships with existing customers and have access to organizations requiring top secret or classified access. In addition, several of these partners can bundle Cicero with other software to provide a comprehensive solution to customers. We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

Marketing

The target market for our products and services are large companies operating contact centers and in the financial services, insurance and telecommunications industries, as well users in the intelligence, security and law enforcement communities and other governmental organizations. Increasing competitiveness and consolidation is driving companies in such businesses to increase the efficiency and quality of their customer contact centers. As a result, customer contact centers are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

Our marketing staff has an in-depth understanding of the customer contact center software marketplace and the needs of these customers, as well as experience in all of the key marketing disciplines. They also have knowledge of the financial services industry and government organizations that have focused on application integration solutions to address needs in mergers and acquisitions and homeland security.

Core marketing functions include product marketing, marketing communications and strategic alliances. We utilize focused marketing programs that are intended to attract potential customers in our target vertical industries and to promote our company and our brands. Our marketing programs are specifically directed at our target markets, and include speaking engagements, public relations campaigns, focused trade shows and web site marketing, while devoting substantial resources to supporting the field sales team with high quality sales tools and ancillary material. As product acceptance grows and our target markets increase, we will shift to broader marketing programs.

The marketing department also produces ancillary material for presentation or distribution to prospects, including demonstrations, presentation materials, white papers, case studies, articles, brochures, and data sheets.

Research and Product Development

In connection with the narrowing of our strategic focus, and in light of the sale of our Systems Integration products, we have experienced an overall reduction in research and development costs. Since Cicero is a new product in a relatively untapped market, it is imperative to constantly enhance the feature sets and functionality of the product.

We incurred research and development expense of approximately $891,000, $1,111,000 and $1,017,000 in 2005, 2004, and 2003, respectively. The decrease in costs in 2005 reflects the reduction in headcount by two employees, plus associated overheads. The increase in research and development costs in 2004 as compared with 2003 is attributable to an allocation of certain costs primarily from General and Administrative costs.

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

Competition

The markets in which we compete are highly competitive and subject to rapid change. These markets are highly fragmented and served by numerous firms. We believe that the competitive factors affecting the markets for our products and services include:

•   Product functionality and features;

•   Availability and quality of support services;

•   Ease of product implementation;

•   Price;

•   Product reputation; and

•  Our financial stability.

The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services can compete favorably, we may not be able to increase our competitive position against current and potential competitors. In addition, many companies choose to deploy their own information technology personnel or utilize system integrators to write new code or rewrite existing applications in an effort to develop integration solutions. As a result, prospective customers may decide against purchasing and implementing externally developed and produced solutions such as ours.

We compete with companies that utilize varying approaches to modernize, web-enable and integrate existing software applications:

•
Portal software offers the ability to aggregate information at a single point, but not the ability to integrate transactions from a myriad of information systems on the desktop. Plumtree is a representative company in the Portal market.

•
Middleware software provides integration of applications through messages and data exchange implemented typically in the middle tier of the application architecture. This approach requires modification of the application source code and substantial infrastructure investments and operational expense. Reuters, TIBCO and IBM MQSeries are competitors in the middleware market.

•
CRM software offers application tools that allow developers to build product specific interfaces and custom applications. This approach is not designed to be product neutral and is often dependent on deep integration with Level 8’s technology. Siebel is a representative product in the CRM software category.

Other competitors include Above All Software, Attachmate Corporation, Seagull Software Ltd. and Oracle. Our Cicero product competes directly with other contact center solutions offered by Microsoft, Corizon and Jacada. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current and possible future competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

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

There can be no assurance that the steps we have taken will prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to our products. Furthermore, there can be no assurance that third parties will not independently develop competing technologies that are substantially equivalent or superior to our technologies. Additionally, with respect to the Cicero line of software products, there can be no assurance that Merrill Lynch will protect its patents or that we will have the resources to successfully pursue infringers.

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

Employees

As of December 31, 2005, we employed 20 employees. Our employees are not represented by a union or a collective bargaining agreement.

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

Item 2.  Properties

Our corporate headquarters are located in approximately 1,300 square feet of office space in Farmingdale, New Jersey, pursuant to a twelve-month sublease from one of our resellers that expired in August, 2005. We are continuing to occupy such premises on a month-to-month basis. The United States operations group and administrative functions are based in offices of approximately 2,956 square feet in our Cary, North Carolina office pursuant to a lease expiring in 2007. The research and development and customer support groups are located in the Farmingdale, New Jersey and Cary, North Carolina facilities.

Item 3.  Legal Proceedings

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $247,000 and it matures in December 2007. We assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and have recognized a long-term liability in the amount of $131,000.

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors. The amount in dispute was approximately $200,000 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation. Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company is in the process of negotiating a series of payments for the remaining liability of approximately $80,000.

In March 2004, we were served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247,000. In October 2004, we reached a settlement agreement wherein we agreed to pay $160,000 over a 24-month period ending October 2006.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65,000. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200,000 over a 20-month period ending July 2006.

In April 2005, we were notified that Critical Mass Mail, Inc. had filed a claim against us for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed that Critical Mass Mail, Inc. failed to deliver certain assets and other documents under the same Asset purchase agreement. We had already reserved the potential liability under the Agreement as part of the asset purchase accounting. On March 1, 2006, Critical Mass Mail amended their complaint and is seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued in the Asset Purchase. We believe that the probability of an unfavorable outcome is remote and accordingly, we have not reserved for this contingency.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq National Market under the symbol ''LVEL” from 1996 until December 23, 2002. From December 24, 2002, until January 23, 2003, our common stock traded on the Nasdaq SmallCap Market. As of January 23, 2003, our common stock was delisted from the Nasdaq SmallCap Market and is currently quoted on the over-the-counter bulletin board. We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends for common stock in the foreseeable future. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2005 and 2004.

	2005		2004
Quarter	High	Low	High	Low
First	$0.16	$0.07	$0.45	$0.35
Second	$0.09	$0.04	$0.39	$0.12
Third	$0.05	$0.02	$0.17	$0.09
Fourth	$0.05	$0.01	$0.14	$0.05

The closing price of the common stock on December 31, 2005 was $0.02 per share. As of March 13, 2006 we had 205 registered shareholders of record.

Recent Sales of Unregistered Securities

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. The senior secured notes issued in the aggregate principal amount of $2,559,000 to holders of warrants of Level 8 who loaned to Level 8 the exercise price of their warrants and other investors who lent funds to Level 8 in exchange for Senior Reorganization Notes and additional warrants, pursuant to note and warrant offerings in December 2004 ($1,615,000, of which $67,000 was received in 2005) and March 2005 ($944,000) (the “Note and Warrant Offerings”), will be cancelled and the existing warrants in respect of which the exercise price was loaned to Level 8, as evidenced by the Senior Reorganization Notes, will be exercised. Such warrant holders were offered a special one-time exercise price of the lesser of $0.10 per share and the original exercise price as part of the merger agreement. The exercise price of the warrants at that time ranged from $0.07 to $0.60.

As part of the Note and Warrant Offering Level 8 will issue Additional Warrants to Senior Reorganization Noteholders in connection with their loans to Level 8, such warrants exercisable at $0.002 per share in the event of the consummation of the merger agreement, these warrants will automatically be deemed exercised, by applying the accrued interest on their Senior Reorganization Notes and by cashless exercise to the extent of the balance of the exercise price, upon the consummation of the recapitalization merger. The shares issuable upon exercise of the Additional Warrants will convert into an aggregate of 19,360,959 shares of Cicero common stock in the recapitalization merger (less the number of shares to be applied to the cashless exercise).

Senior Reorganization Noteholders who loaned Level 8 the first $1,000,000 in respect of the exercise price of their warrants pursuant to the Note and Warrant Offering will receive warrants of Level 8 (“Early Adopter Warrants”) at a ratio of 2:1 for shares issuable upon exercise of each existing warrant exercised at the special exercise price (before adjustment by the merger exchange ratio) of $0.10 per share, as part of the recapitalization merger. In the recapitalization merger, Early Adopter Warrants will convert into warrants of Cicero for an aggregate of 1,005,562 shares of Cicero, and the exercise price increased to $2.00 per share.

These securities were issued under the exemption offered by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933.

In 2005, the Company entered into several Convertible Bridge Notes with a consortium of investors. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger at a conversion rate of $0.025. As of December 31, 2005, the Company has raised $1,760,000 of Convertible Bridge Notes of which $566,000 was from various members of the Company’s Board of Directors. If the merger proposal is not approved, the Notes will immediately become due and payable. These securities were issued under the exemption offered by Rule 506 of Regulation D of the Securities Act of 1933.

The Company has not repurchased any shares of its stock.

 Item 6. Selected Financial Data.

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

See Item 7 for a discussion of the entities included in operations (in thousands).

	Year Ended December 31, (in thousands, except per share data)
	2001	2002	2003	2004	2005
SELECTED STATEMENT OF OPERATIONS DATA
Revenue	$17,357	$3,101	$530	$775	$785
Loss from continuing operations	$(58,060)	$(13,142)	$(9,874)	$(9,731)	$(3,681)
Loss from continuing operations per common share - basic and diluted	$(3.70)	$(0.75)	$(0.54)	$(0.28)	$(0.08)
Weighted average common and common equivalent shares outstanding- basic and diluted	15,958	18,877	21,463	35,982	44,502

	At December 31, (in thousands)
	2001	2002	2003	2004	2005
SELECTED BALANCE SHEET DATA
Working capital (deficiency)	$(4,529)	$(6,254)	$(6,555)	$(10,255)	$(13,894)
Total assets	35,744	11,852	5,362	530	241
Long-term debt, including current maturities	4,845	2,893	2,756	5,444	7,931
Senior convertible redeemable preferred stock	--	--	3,355	1,367	1,061
Stockholders' equity (deficiency)	13,893	1,653	(6,103)	(11,857)	(15,076)

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations, (dollars in thousands, except share and per share amounts).

General Information

Level 8 Systems is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with our Cicero software product. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes. The Company also provides email encryption products that address information and security compliance from the individual to the enterprise.

In addition to software products, Level 8 also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions. Level 8’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Level 8 offers services around our integration and encryption software products.

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

Business Strategy

Management makes operating decisions and assesses performance of Level 8’s operations based on the following reportable segments: (1) Desktop Integration and (2) Messaging and Application Engineering.

The Desktop Integration segment is comprised of the Cicero product. Cicero is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications, while renovating or rejuvenating older legacy systems by making them usable in the business processes.

The products that comprise the Messaging and Application Engineering segment are Geneva Integration Broker and Ensuredmail. Geneva Integration Broker is a transport independent message broker that enables an organization to rapidly integrate diverse business systems regardless of platform, transport, format or protocol. Ensuredmail is an encrypted email technology that can reside on either the server or the desktop.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue and presents information for our three categories of revenue.

	Year Ended December 31,
	2005	2004	2003
Revenue:
Software	51.9%	30.8%	19.3%
Maintenance	18.7%	39.5%	59.6%
Services	29.4%	29.7%	21.1%
Total	100.0%	100.0%	100.0%

Cost of revenue:
Software	2.0%	577.8%	783.4%
Maintenance	44.6%	49.3%	70.4%
Services	104.7%	131.0%	171.3%
Total	151.3%	758.1%	1,025.1%

Gross margin (loss)	(51.3)%	(658.1)%	(925.1)%

Operating expenses:
Sales and marketing	79.9%	140.4%	317.0%
Research and product development	113.5%	143.3%	191.9%
General and administrative	144.8%	196.4%	482.6%
Impairment of intangible assets	0.0%	75.7%	0.0%
(Gain)/loss on disposal of assets	0.0%	(0.6)%	78.3%
Restructuring, net	0.0%	0.0%	(157.4)%
Total	338.2%	555.2%	912.4%

Loss from operations	(389.5)%	(1,213.3)%	(1,837.5)%
Other income (expense), net	(79.4)%	(42.3)%	(25.5)%
Loss before taxes	(468.9)%	(1,255.6)%	(1,863.0)%
Income tax provision (benefit)	0.0%	0.0%	0.0%

Loss from continuing operations	(468.9)%	(1,255.6)%	(1,863.0)%
Loss from discontinued operations	0.0%	(3.9)%	(24.9)%
Net loss	(468.9)%	(1,259.5)%	(1,887.9)%

The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

	2005	2004	2003
United States	100%	98%	90%
Europe	--	2%	9%
Other	--	--	1%
Total	100%	100%	100%

The table below present’s information about reported segments for the twelve months ended December 31, 2005, 2004, and 2003 (in thousands):

	For the year ended December 31,
	2005			2004			2003
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$760	$25	$785	$707	$68	$775	$466	$64	$530
Total cost of revenue	1,188	--	1,188	5,662	213	5,875	5,371	62	5,433
Gross margin (loss)	(428)	25	(403)	(4,955)	(145)	(5,100)	(4,905)	2	(4,903)
Total operating expenses	2,536	119	2,655	3,348	373	3,721	4,999	256	5,255
Segment profitability (loss)	$(2,964)	$(94)	$(3,058)	$(8,303)	(518)	(8,821)	$(9,904)	$(254)	$(10,158)

A reconciliation of segment operating expenses to total operating expense follows (numbers are in thousands):

	2005	2004	2003
Segment operating expenses	$2,655	$3,721	$5,255
Write-off of intangible assets	--	587	--
(Gain)Loss on disposal of assets	--	(5)	415
Restructuring, net	--	--	(834)
Total operating expenses	$2,655	$4,303	$4,836

A reconciliation of total segment profitability to net loss for the fiscal years ended December 31(in thousands):

	2005	2004	2003
Total segment profitability (loss)	$(3,058)	$(8,821)	$(10,158)
Write-off of intangible assets	--	(587)	--
Gain/(loss) on disposal of assets	--	5	(415)
Restructuring	--	--	834
Interest and other income/(expense), net	(623)	(328)	(135)
Net loss before provision for income taxes	$(3,681)	$(9,731)	$(9,874)

Years Ended December 31, 2005, 2004, and 2003

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

Total revenues increased slightly, or 1% from $775,000 in 2004 to $785,000 in 2005. Revenues increased 46% from $530,000 in 2003 to $775,000 in 2004. During 2003, 2004, and 2005 the Company was unable to secure significant large scale contracts but did secure several smaller installations from several different companies. Gross profit margin (loss) was (51)%, (658)%, and (925)% for 2005, 2004, and 2003, respectively.

The Desktop Integration segment had a gross margin (loss) of (56)% for the year ended December 31, 2005, (701)% for the year ended December 31, 2004 and a gross margin (loss) of (1,053)% for the year ended December 31, 2003. At each balance sheet date, the Company reassesses the recoverability of the Cicero technology in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. This assessment was completed due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the prior periods. The Company had been in negotiations with numerous customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations had been in process for several months and expected completion of the transactions had been delayed, the Company reduced its cash flow projections. Historical cash flows generated by the Cicero technology did not support the long-lived asset and accordingly the Company impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004, September 30, 2003 and at December 31, 2003. These charges, in the amount of $2,844,000, $745,000 and $248,000 respectively, have been recorded as cost of software revenue.

The Messaging and Application Engineering segment gross margin for the year ended December 31, 2005 was 100%, and the gross margin (loss) was (213%) for the year ended December 31, 2004. For the year ended December 31, 2003, the Messaging and Application Engineering segment had a gross margin 3%. In January 2004 the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. The total purchase price of the assets being acquired plus certain liabilities assumed was $750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587,000. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired, charged to the Statement of Operations for the period ended March 31, 2004. The Company completed an assessment of the recoverability of the Ensuredmail product technology, as of June 30, 2004 in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. This assessment was completed due to the Company’s revised cash flow projections from software revenue. These revised cash flow projections did not support the long-lived asset and accordingly the Company impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004. This charge, in the amount of $154,000, was recorded as software amortization for the period ended June 30, 2004.

Software Products. Software product revenue increased approximately 70% in 2005 from those results achieved in 2004 and increased 134% in 2004 as compared to 2003. The increase in software revenues in 2005 and 2004 is attributed to the successful deployment of a few small integration engagements, which were non-existent in 2003.

The gross margin (loss) on software products was 96%, (1,773)%, and (3,971)% for the 2005, 2004 and 2003 years ended, respectively. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software, impairment of software product technology, and royalties to third parties, and to a lesser extent, production and distribution costs. All software costs have been fully amortized as of December 31, 2004. The Cicero software technology and related patents was licensed by Level 8 on a worldwide basis from Merrill Lynch in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend Level 8’s exclusive worldwide marketing, sales and development rights to Cicero in perpetuity (subject to Merrill Lynch’s rights to terminate in the event of bankruptcy or a change in control of Level 8) and to grant ownership rights in the Cicero trademark. Level 8 is indemnified by Merrill Lynch with regard to the rights granted to Level 8 by them. It is a condition to consummation of the recapitalization merger that the license agreement be amended so that the recapitalization merger would not give rise to a right of Merrill Lynch to terminate the license. Consideration for the original Cicero license consisted of 1,000,000 shares of Level 8 common stock. In exchange for the amendment, Level 8 granted an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, Level 8 pays a royalty of 3% of the sales price for each sale of Cicero software or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20,000,000.

The software product gross margin (loss) for the Desktop Integration segment was 96% in 2005, (1,950)% in 2004, and (3,971)% in 2003. The software product gross margin (loss) on the Messaging and Application Engineering segment was 100% for 2005, (587)% for 2004, and 0 for 2003.

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

Maintenance. Maintenance revenues for the year ended December 31, 2005 decreased by approximately 52% or $159,000 from 2004. The decline in maintenance revenues in 2005 as compared to 2004 is primarily due to the non-renewal of one maintenance contract for the Cicero product within the Desktop Integration segment. Maintenance revenues for the year ended December 31, 2004 decreased by approximately 3% or $10,000 from 2003. The decline in maintenance revenues in 2004 as compared to 2003 is the result of one maintenance contract not being renewed.

The Desktop Integration segment accounted for approximately 88% of total maintenance revenue and the Messaging and Application Engineering segment accounted for approximately 12% of total maintenance revenues in 2005.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. The Company experienced a gross margin (loss) on maintenance products of (138)% for 2005. Gross margin (loss) on maintenance products for 2004 and 2003 were (25)% and (18)% respectively.

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment, as a result of our expected increase in sales of the Cicero product. The Messaging and Application Engineering segment is now composed of the new Ensuredmail encryption technology and maintenance revenues should increase as the product achieves market acceptance. The cost of maintenance should increase slightly for the Desktop Integration segment.

Services. Services revenue for the year ended December 31, 2005 were approximately the same as in 2004. Services revenue for the year ended December 31, 2004 increased by approximately 105% or $118,000 over the same period in 2003. The increase in service revenues as compared to 2003 is attributable to the pilot engagements that were incurred during the past two years.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin (loss) was (256)%, (341)%, and (711)% for the years ended 2005, 2004 and 2003, respectively.

Services revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues will continue to be deminimus as the new products that comprise that segment do not require substantial service oriented work.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 42% or approximately $461,000 in 2005 and decreased by 35% or approximately $592,000 in 2004 due to a continued reduction in the Company’s sales and marketing workforce, decreased promotional activities and a change in the sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

Sales and marketing expenses are expected to increase slightly as the Company adds additional direct sales personnel and supports the sales function with collateral marketing materials. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 20% or $220,000 in 2005 as compared to 2004. The decrease in costs in 2005 reflects the reduction in headcount by two employees, plus associated overheads. Research and development expense increased by 9% or $94,000 in 2004 as compared to 2003. The increase in research and development spending is attributable to an allocation of certain costs primarily from general and administrative costs.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, IT and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2005 decreased by 25% or $385,000 over the prior year. In fiscal 2004, general and administrative expenses decreased by 41% or $1,036,000 as compared to 2003. The sharp decline in general and administrative costs in 2005 and 2004 reflects the general downsizing conducted by the Company in both years.

General and administrative expenses are expected to slightly increase going forward as the Company’s revenues increase.

Write-Off of Goodwill and Other Intangible Assets. Write-off of goodwill was $0 for the years ended December 31, 2005 and 2003, and $587,000 for the year ended December 31, 2004. During 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. The total purchase price of the assets being acquired plus certain liabilities assumed was $750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587,000. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired, charged to the Statement of Operations for the period ended March 31, 2004. At December 31, 2005, 2004 and 2003, there was no remaining goodwill on the Company’s balance sheet.

Restructuring. As of December 31, 2002, the Company’s accrual for restructuring was $772,000, which was primarily comprised of excess facility costs. As more fully discussed in Note 21 Contingencies, in 2003 the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $247,000 and matures in December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131,000.

Warrants Liability. The Company has issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants is accounted for as a liability and is re-measured at each balance sheet date. As of December 31, 2005, the warrant liability had a fair value of $0 and the Company had recorded the change in the fair value of the warrant liability of $198,000 for the year ended December 31, 2004 in the consolidated statements of operations.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2005, 2004 or 2003. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company utilized cash of $78,000 for the year ended December 31, 2005.

Operating activities utilized approximately $2,564,000 in cash, which was primarily comprised of the loss from operations of $3,681,000, offset by non-cash charges for depreciation and amortization of approximately $11,000, and stock compensation expense of $149,000. In addition, the Company had a reduction in accounts receivable of $146,000, as well as a reduction of prepaid expenses and other assets of $55,000. The Company generated approximately $804,000 in cash through an increase in its amount owing its creditors. The Company had a decrease of $29,000 in assets and liabilities of discontinued operations, a decrease in $12,000 for credit of uncollectible accounts, and a decrease of $7,000 in deferred revenue.

The Company utilized approximately $6,000 in cash in the purchase of updating the Company’s network equipment.

The Company generated approximately $2,487,000 of cash during the year from financing activities of the extension to its Note and Warrant offering of $944,000 and $1,615,000 of financing from its Convertible bridge notes offset by repayments of the Company’s short-term debt in the amount of $55,000.

By comparison, the Company generated cash of $88,000 for the year ended December 31, 2004.

Operating activities utilized approximately $3,365,000 in cash, which was primarily comprised of the loss from operations of $9,761,000, offset by non-cash charges for depreciation and amortization of approximately $4,287,000, an impairment of intangible assets of $587,000, stock compensation expense of $635,000, offset by a non-cash decrease in the fair value of its warrant liability of $198,000. In addition, the Company utilized cash through an increase in accounts receivable of $143,000 as well as through a reduction of prepaid expenses and other assets of $216,000 and generated approximately $884,000 in cash through an increase in its amount owing its creditors, and an increase in assets and liabilities of discontinued operations of $86,000.

The Company generated approximately $3,455,000 of cash during the year from financing activities as a result of proceeds from a private placement of common stock and warrants in the amount of $1,250,000 and cash proceeds from warrant exercises of $112,000. In addition, the Company generated approximately $1,483,000 as a result of its Note and Warrant Offering which expired on December 31, 2004. In addition, the Company incurred gross borrowings of $1,057,000 and repaid $447,000 against those borrowings.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2005 with cash on hand from December 31, 2004, through the use of proceeds from borrowings under convertible debt agreements as well as the proceeds from a Note and Warrant Offering.

The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 5.26% at December 31, 2005), which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems, Ltd., the Company’s former principal shareholder. During 2000, the loan and guaranty were amended to extend the due date from May 31, 2001 to November 30, 2003 and to provide the Company with additional borrowings. In exchange for the initial and amended guarantees, the Company issued Liraz a total of 170,000 shares of the Company’s common stock. Based upon fair market value at the time of issuance, the Company recorded total deferred costs of $4,013,000 related to the guaranty. These costs were amortized in the statement of operations as a component of interest expense over the term of the guaranty. In November 2003, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the Company’s term loan and with Bank Hapoalim, the note holder, to extend the maturity date on the loan to November 8, 2004. Under the terms of the agreement with Liraz, the Company agreed to issue 300,000 shares of its common stock. In September 2004, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to November 3, 2005. Under the terms of the agreement with Liraz, the Company agreed to issue 3,942,000 shares of its common stock. In November 2005, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to November 15, 2006. Under the terms of the agreement with Liraz, the Company agreed to issue 2,400,000 shares of its common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share. Based upon fair market value at the time of issuance, the Company recognized

$48,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2005. Because the warrants are contingently issuable upon an event outside the control of the Company (the proposed recapitalization merger see Note 13), the Company has not recognized any value to these warrants until the contingency is removed.

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. As of December 31, 2004 the company had raised $1,615,000. Upon approval of the recapitalization merger at a Shareholders meeting, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. In addition, those warrant holders who elected to convert the first $1 million of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero, Inc. In early 2005, the Company announced an extension to the Note and Warrant offering and as of December 31, 2005, the Company has raised an additional $944,000 for a total of approximately $2,559,000.

From July through December 2005, the Company entered into several Convertible Bridge Notes with a consortium of investors. As of December 31, 2005, the Company had raised $1,760,000 of Convertible Bridge Notes of which $566,000 was from various members of the Company’s Board of Directors. Under the terms of these Notes, holders will convert their Notes into 62,490,887 shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. If the merger proposal is not approved, the Notes will immediately become due and payable.

The Company believes that the recapitalization merger will have a positive impact on the future operations of the Company and its ability to raise additional capital that it will need to continue operations, however, there can be no assurance that management will be successful in executing as anticipated or in a timely enough manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the year ended 2005, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1.9 million during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

In April 2005, the Company borrowed $30,000 from a member of the Company’s Board of Directors pursuant to a convertible loan agreement. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share.

In January 2004, the Company completed a common stock financing round wherein it raised $1,247,000 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37. The warrants expire three years from the date of grant.

On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Redeemable Preferred Stock (“Series D Preferred Stock”), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share (“Series D-1 Warrants”). On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise (“Series D-2 Warrants”). The Series D-2 Warrants became exercisable on November 1, 2003, because the Company failed to report $6 million in gross revenues for the nine-month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in the allocation of $2,890,000 to the Series D Preferred Stock and $640,000 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because the Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement required that the Company deposit $1 million of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allowed for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225,000 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors had the right, but not the obligation, to require the Company to purchase $1 million in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. On October 21, 2004, the Company received notification from the lead investors of their intent to redeem the escrow balance and surrender the equivalent amount of Series D preferred shares. This redemption was completed in November 2004.

Another condition of the financing required the Company to place an additional $1 million of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch providing for the sale of all right, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero was not consummated by May 18, 2003, the lead investors had the right, but not the obligation, to require the Company to purchase $1 million in liquidation value of the Series D Preferred Stock at a 5% per annum premium. In addition, the Company and the lead investor agreed to extend the escrow release provisions until the end of July 2003 when all remaining escrow monies were released to the Company.

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

In October 2003, the Company completed a common stock financing round wherein it raised $853,000 of capital. The offering closed on October 15, 2003. The Company sold 1,894,444 shares of common stock at a price of $0.45 per share for a total of $853,000 in proceeds and issued warrants to purchase 473,611 shares of the Company’s common stock at an exercise price of $0.45. The warrants expire three years from the date of grant. As part of an agreement with Liraz Systems Ltd, the guarantor of the Company’s term loan, the Company used $200,000 of the proceeds to reduce the principal outstanding on the term loan to $1,971,000.

The Company incurred loss of approximately $3,681,000 for the year ended December 31, 2005 in addition to losses from continuing operations of approximately $19,605,000 for the previous two fiscal years. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2005, the Company had a working capital deficiency of approximately $13,894,000. The Company’s future revenues are entirely dependent on acceptance of Cicero, which has limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern and the independent auditor’s report accompanying our financial statements raises doubts about our ability to continue as a going concern.. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers who have demonstrated interest in the Cicero software technology.  The Company is experiencing difficulty increasing sales revenue largely because of the unique nature of the product as well as customer concerns about the financial viability of the Company. Cicero software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero’s integration occurs at the desktop level without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero software through increased marketing and leveraging our limited number of reference accounts, while enhancing our list of resellers and systems integrators to assist in the sales and marketing process. Additionally, we must seek additional equity capital or other strategic transactions in the near term to provide additional liquidity.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2005 are as follows (in thousands):

	2006	2007	2008	2009	Total
Short and long-term debt, including interest payments	$8,390	$131	$--	$--	$8,521
Service purchase commitments	300	--	--	--	300
Operating leases	56	56	--	--	112
Total	$8,746	$187	$--	$--	$8,933

Short and long-term debt, including interest payments includes approximately $992,000 of convertible notes and $2,559,000 of short term debt related to the Note and Warrant Offering and $1,760,000 of Convertible Bridge Notes. Upon approval of the recapitalization merger, these amounts will convert into equity in the surviving company.

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2005, the Company is to pay Mr. Pizi an annual base salary of $200,000, and a performance bonus in cash of up to $400,000 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. In August 2005, Mr. Pizi voluntarily reduced his annual salary to $150,000 for the year. Upon termination of Mr. Pizi's employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi's then base salary within thirty (30) days of termination, (b) all then outstanding but unvested stock options shall vest one hundred percent (100%), and (c) two hundred thousand (200,000) shares of the Company's common stock.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2005, the Company pays Mr. Broderick a base salary of $200,000 and a performance bonus of cash up to 50% of Mr. Broderick’s base salary. In August 2005, Mr. Broderick voluntarily reduced his annual salary to $150,000 for the year. Upon termination of Mr. Broderick's employment by the Company without cause, the Company has agreed to provide Mr. Broderick with salary continuation of six months of Mr. Broderick's then base salary beginning on the first payday after the date of termination.

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

We consider the most significant accounting policies and estimates in our financial statements to be those surrounding: (1) revenue recognition; (2) allowance for doubtful trade accounts receivable; and (3) valuation of deferred tax assets. These accounting policies, the basis for any estimates and potential impact to our Consolidated Financial Statements, should any of the estimates change, are further described as follows:

Revenue Recognition. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. For multiple-element arrangements, we apply the “residual method”. According to the residual method, revenue allocated to the undelivered elements is allocated based on vendor specific objective evidence (“VSOE”) of fair value of those elements. VSOE is determined by reference to the price the customer would be required to pay when the element is sold separately. Revenue applicable to the delivered elements is deemed equal to the remainder of the contract price. The revenue recognition rules pertaining to software arrangements are complicated and certain assumptions are made in determining whether the fee is fixed and determinable and whether collect ability is probable. For instance, in our license arrangements with resellers, estimates are made regarding the reseller’s ability and intent to pay the license fee. Our estimates may prove incorrect if, for instance, subsequent sales by the reseller do not materialize. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results.

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

  Capitalization and Valuation of Software Product Technology. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of software revenue. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, we review software product technology assets for net realizable value at each balance sheet date. Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time. For the year ended December 31, 2004, the Company recorded a write down of software product technology totaling $3,585,000 and as of December 31, 2005 the Company had $0 in capitalized software product technology.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2005, we had a valuation allowance of $96,454,000 against $96,454,000 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2005, the Company has net operating loss carryforwards of approximately $230,926,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2006 and 2025. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

Restructuring Reserves. At December 31, 2002, the Company’s restructuring liabilities totaled $772,000 which represented estimated excess facilities costs. In August 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable at assignment is approximately $247,000 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years there were no changes in or disagreements with the Company’s independent public accountants.

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

Item 9B.  Other Information

The following disclosure has been filed on Form 8-K under the heading “Item 5.02. Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers.

On March 10, 2005, Level 8 Systems reported the election of Mr. Ralph Martino as Chairman of the Board of Directors replacing Mr. Anthony Pizi who remains as a director.

On June 3, 2005, the Company reported the resignation of Mr. Ralph Martino as Chairman of the Board of Directors.

On June 6, 2005 the Company reported the election of Mr. Charles B. Porciello to the Board of Directors.

On July 27, 2005, the Company reported the resignations of Nicholas Hatalski and Kenneth Nielsen as members of the Board of Directors and the appointments of Mark Landis, Bruce Miller, Fredric Mack and John Broderick as members to the Company’s Board of Directors.

On January 10, 2006, Mr. Bruce Percelay was elected by the Board of Directors to serve as a member of the Board of Directors of Level 8 Systems, Inc.

On March 9, 2006, the Company reported the resignation of Mr. Fredric Mack from the Board of Directors.

PART III

Item 10. Directors and Executive Officers of the Registrant

As of December 31, 2005, the Board of Directors of the Company consisted Mark Landis, Fredric Mack, Bruce Miller, John Broderick, Charles B. Porciello, Anthony Pizi, Bruce Hasenyager and Jay Kingley. On January 10, 2006 Bruce Percelay was elected to the Board of Directors by vote of existing Directors. Messrs. Pizi, Kingley, and Hasenyager were elected at the 2003 Special Meeting of Stockholders and Messrs. Landis, Mack, Miller, Broderick, and Porciello were elected by unanimous vote of the board of directors, to serve until the election and qualification of their successors or until their earlier death, resignation or removal. On March 7, 2005 the board of directors elected by unanimous vote Mr. Ralph Martino to serve on the board until the next special meeting of stockholders. On May 31, 2005, Mr. Martino resigned from the board. Mr. Nicholas Hatalski and Mr. Kenneth Nielsen resigned from the board in July 2005. On March 7, 2006 Mr. Fredric Mack resigned from the Board of Directors. Messrs. Martino’s, Hatalski’s, Nielsen’s, and Mack’s resignations were not the result of a disagreement with Level 8 or its management.

Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as a director of the Company.

Mark Landis
Director since July 2005. Age: 64

Mr. Mark Landis is the Senior Managing Member of the Security Growth Fund, a newly established private equity firm focused on the electronic security industry. Prior to joining the Security Growth Fund and since 2003, Mr. Landis was the Executive in Residence of The Jordan Company, a private equity firm based in New York. Mr. Landis retired from being President of the North American Security Division of Siemens Building Technologies, Inc. in July of 2003, having spent 16 years with the company.

Anthony C. Pizi
Director since August 2000. Age: 46

Mr. Pizi has served as Chairman of the Board of Directors from December 1, 2000 until March 7, 2005 and from June 1, 2005 until July 22, 2005. Mr. Pizi currently is Chief Information Officer. He served as Chief Executive Officer and Chief Technology Officer from February 1, 2001 to July 22, 2005. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group. Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his B.S. in Engineering from West Virginia University.

Bruce W. Hasenyager
Director since October 2002. Age: 63

Mr. Hasenyager has been a director of Level 8 since October 2002. Since November 2004, Mr. Hasenyager has served as Principal of Bergen & Webster Executive Communications. Prior to that, he served as Director of Business and Technology Development at the Hart eCenter at Southern Methodist University (SMU) and Chief Operating Officer of the Guildhall at SMU. From April 1996 to April 2002, Mr. Hasenyager was a founder and served as Senior Vice President of Technology and Operations and Chief Technology Officer at MobilStar Network Corporation. Prior to April 1996, Mr. Hasenyager held executive and senior management positions in information technology at Chemical Bank, Merrill Lynch, Kidder Peabody, and Citibank.

Jay R. Kingley
Director since November 2002. Age: 44

Mr. Kingley has been a director of Level 8 since November 2002. Mr. Kingley is currently the Chief Executive Officer of Kingley Institute LLC, a medical wellness company. Prior to that, Mr. Kingley has served as CEO of Warren Partners, LLC, a software development and consultancy company. Mr. Kingley was Managing Director of a business development function of Zurich Financial Services Group from 1999-2001. Prior to joining Zurich Financial Services Group, Mr. Kingley was Vice President of Diamond Technology Partners, Inc., a management-consulting firm.

Charles B. Porciello
Director since June 2005. Age: 70

Mr. Porciello has been a director since June 6, 2005. Mr. Porciello graduated from the U.S. Military Academy with a B.S. in Engineering and received his Masters Degree in Management from the University of Nebraska. Mr. Porciello is the Chief Executive Officer of Pilar Services, Inc. Prior to that, Mr. Porciello served as Chief Operating Officer for Enterprise Integration Corporation until 2003. Mr. Porciello was Vice President of Capstone Corporation from 1998 to 2000. Mr. Porciello retired from the U.S. Air Force in 1982 after serving his country for twenty five years.

Bruce Miller
Director since July 2005. Age: 55

Mr. Bruce Miller is a General Partner of Delphi Partners, Ltd. a privately-owned investment partnership since 1989. He is a director of American Season Corporation. Mr. Miller has served as a consultant for various entities including a long-standing association with Cape Air/Nantucket Airlines, Inc. Mr. Miller sits on the board of the Nantucket Historical Association and is involved in other non-profit activities. Mr. Miller received his B.S. in Finance from Lehigh University and subsequently earned an M.B.A. from Lehigh.

Bruce A. Percelay
Director since January 2006. Age: 50

Mr. Percelay has been a director since January 10, 2006. Mr. Percelay is the Founder and Chairman of the Mount Vernon Company, a real estate investment company specializing in the acquisition and renovation of multi-family and commercial properties in Greater Boston Communities. Since 2000 Mr. Percelay has been President of the Board of Habitat for Humanity in Greater Boston. Mr. Percelay is currently Chairman of the Board of Make-A-Wish Foundation of Greater Boston and Eastern Massachusetts. Since 2002 Mr. Percelay has been a Board Member of the Nantucket Historic Association. Mr. Percelay received his B.S. from Boston University School of Management, and a BA in Business and Economics from City of London Polytechnic, Special Studies in Economics.

John P. Broderick
Director since July 2005. Age: 56

Mr. Broderick is currently the Chief Executive Officer and Chief Financial Officer of Level 8. Mr. Broderick has served as the Chief Operating Officer of Level 8 since June 2002, as the Chief Financial Officer of Level 8 since April 2001, and as Corporate Secretary since August 2001. Prior to joining our Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as chief financial officer for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.S. in accounting from Villanova University.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee for 2005 was comprised of Messrs. Kingley and Porciello. Messrs. Neilsen and Hatalski served on the Committee until their resignation from the Board in July 2005. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the Chief Executive Office of Pilar Services Inc., a reseller partner of the Company. The Company has not recognized any revenues with Pilar to date. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the directors and executive officers of the Company.

Director Compensation

In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 12,000 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. In January 2002, the board of directors approved an amendment to the Outside Director Stock Incentive Plan to provide an increase in the number of options to be granted to outside directors to 24,000. These options vest over a three-year period in equal increments upon the eligible director’s election to the Board, with the initial increment vesting on the date of grant. The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common stock in lieu of cash, subject to approval by the board of directors. In addition, the plan permits the board of directors to grant discretionary awards to eligible directors under the plan. None of the Company’s directors received additional monetary compensation for serving on the board of directors of the Company in 2001, other than reimbursement of reasonable expenses incurred in attending meetings.

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

Anthony C. Pizi. Age: 46

Mr. Pizi currently serves as the Chief Information Officer of Level 8. He served as the Chief Executive Officer and Chief Technology Officer of Level 8 from February 1, 2001 until July 22, 2005. Prior to joining our Company, Mr. Pizi was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group. Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his B.S. in Engineering from West Virginia University.

John P. Broderick. Age: 56

Mr. Broderick serves as the Chief Executive Officer since July 22, 2005 and as the Chief Financial Officer of Level 8 since April 2001. He has served as the Chief Operating Officer of Level 8 since June 2002 and as Corporate Secretary since August 2001. Prior to joining our Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as chief financial officer for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.S. in accounting from Villanova University.

Audit Committee

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Mr. Frank Artale was designated the “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Following the resignation of Mr. Artale in January 2004, the Company has not appointed a replacement “audit committee financial expert” and continues to look for a candidate to fill this role on the board or directors and the Audit Committee.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2005, serving or having served at the end of fiscal 2004 whose salary and bonus exceeded $100,000 for services rendered to the Company during the fiscal year 2005. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 2005, see “Option Grants in Fiscal 2005.”

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary			Bonus		Securities Underlying Options	All Other Annual Compensation
Anthony C. Pizi Chief Information Officer (1)	2005 2004 2003	$ $ $	150,000(1 200,000(2 200,000(3	) ) )	$ $ $	-- -- 100,000	-- 500,000 500,000	$ $ $	-- -- --
John P. Broderick Chief Executive Officer ,Chief Financial Officer, Corporate Secretary	2005 2004 2003	$ $ $	150,000(4 200,000(5 200,000(6	) ) )	$ $	-- 60,000	-- 500,000 500,000	$ $ $	-- -- --

(1)
Mr. Pizi’s base salary for fiscal 2005 was $200,000. Mr. Pizi had voluntarily elected to defer $31,250 of salary from 2005. In August 2005 Mr. Pizi voluntarily reduced his annual salary to $150,000 for the year. Mr. Pizi was the Company’s Chief Executive Officer and Chairman until July 22, 2005. As of December 31, 2005, Mr. Pizi is owed approximately $94,935 of deferred salary and all of his earned bonus from 2003

(2)
Mr. Pizi’s base salary for fiscal 2004 was $200,000. Mr. Pizi had voluntarily elected to defer $50,000 of salary from 2004. In December 2004, Mr. Pizi received approximately $55,000 of deferred salary from 2004 and 2003 and used those proceeds to participate in the Note and Warrant Offering.

(3)	Mr. Pizi’s base salary for fiscal 2003 was $200,000. Mr. Pizi had voluntarily elected to defer $31,250 of salary from 2003 and all of his 2003 earned bonus.

(4)
Mr. Broderick’s base salary for 2005 was $200,000. Mr. Broderick had voluntarily elected to defer $31,250 of salary from 2005. In August 2005, Mr. Broderick voluntarily reduced his annual salary to $150,000 for the year. Mr. Broderick was appointed the Company’s Chief Executive Officer in addition to being the Chief Financial Officer in July 2005. During 2005, Mr. Broderick was paid $13,000 of his accrued bonus from 2003. As of December 31, 2005, Mr. Broderick is owed approximately $112,500 of deferred salary and $47,000 of earned bonus from 2003.

(5)	Mr. Broderick’s base salary for 2004 was $200,000. Mr. Broderick voluntarily elected to defer $50,000 of salary from 2004 and all of his earned bonus ($60,000) from 2003.

(6)	Mr. Broderick’s base salary for 2003 was $200,000. Mr. Broderick voluntarily elected to defer $31,250 of salary from 2003 and all of his earned bonus.

The Company did not award any grants of stock options to the Named Executives during fiscal 2005. The Company did not award any stock appreciation rights (“SARs”) during fiscal 2005.

The following table sets forth information concerning the options exercised during fiscal 2005 and held at December 31, 2005 by the Named Executives.

Fiscal 2005 Year-End Option Holdings and Values
			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony C. Pizi	-0-	-0-	1,833,300	166,700	-0-	-0-
John P. Broderick	-0-	-0-	1,099,200	166,700	-0-	-0-

(1)	Based on $0.02 per share, the December 31, 2005, closing price as quoted on the OTC Bulletin Board.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2005, the Company is to pay Mr. Pizi an annual base salary of $200,000 and a performance bonus in cash of up to $400,000 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi’s employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi’s then base salary within thirty (30) days of termination and (b) two hundred thousand (200,000) shares of the Company’s common stock. In the event there occurs a substantial change in Mr. Pizi’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to grant Mr. Pizi five hundred thousand (500,000) shares of the Company’s common stock. If Mr. Pizi’s employment is terminated for any reason, Mr. Pizi has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2005, the Company pays Mr. Broderick a base salary of $200,000 and a performance bonus of cash up to $100,000 per annum based upon certain revenue goals, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Broderick’s employment by the Company without cause, the Company has agreed to provide Mr. Broderick with salary continuation of six months of Mr. Broderick’s then base salary beginning on the first payday after the date of termination. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to pay Mr. Broderick (a) a lump sum payment of one year of Mr. Broderick’s then base salary within thirty (30) days of termination and (b) two hundred fifty thousand (250,000) shares of the Company’s common stock and immediately vest all unvested stock options held by Mr. Broderick. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2005 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Level 8 Systems, Inc., 1433 State Highway 34, Farmingdale, New Jersey 07727.

The named person has furnished stock ownership information to the Company. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before December 31, 2005 upon the exercise of stock options as well as exercise of warrants. The chart is based on 48,039,947 common shares outstanding as of December 31, 2005. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class
Brown Simpson Partners I, Ltd. (1)	5,936,921 (2)	11.1%
Liraz Systems, Ltd.(3)	6.426,869 (4)	13.4%
Mark and Carolyn P. Landis (5)	9,904,575 (6)	17.3%
Fredric H. Mack and Trust(s) (7)	1,669,710 (8)	3.4%
Anthony C. Pizi	4,207,497 (9)	8.1%
John P. Broderick	1,099,200 (10)	2.2%
Bruce W. Hasenyager	100,000 (11)	*
Jay R. Kingley	100,000 (11)	*
Charles Porciello	0	*
Bruce Percelay	0	*
Bruce Miller	705,629 (12)	*
All current directors and executive officers as a group (9 persons)	17,786,611 (13)	27.4%

•	Represents less than one percent of the outstanding shares.

1.	The address of Brown Simpson Partners I, Ltd. is c/o Xmark Asset Mgmt. LLC, 152 West 57th St., 1st Floor, New York, New York 10019.

2.
Includes 1,197,032 shares of common stock issuable upon conversion of Series B-3 preferred stock, 460,526 shares of common stock issuable upon conversion of Series C preferred stock and 4,009,093 shares issuable upon the exercise of warrants and 270,270 shares of common stock. The exercise prices of the warrants are as follows: 115,132 at $0.38 per share, 270,270 at $0.37 per share and 3,623,691 at $0.40 per share. Brown Simpson Partners I, Ltd. disclaims beneficial ownership of 4,009,093 warrant shares because they are anti-dilutive.

3.	The address of Liraz Systems, Ltd. is 5 Hazoref St., Holon 58856, Israel.

4.
Includes 2,632 shares of common stock issuable upon the conversion of Series C preferred stock, 82,237 shares of common issuable upon the exercise of warrants at an exercise price of $0.38 per share of common stock, 3,600,000 shares of common issuable upon the exercise of warrants at an exercise price of $0.002, and 6,342,000 shares of common stock.

5.	The address of Mark and Carolyn P. Landis is 251 Crandon Blvd., Key Biscayne, Fl. 33149

6.
Includes 5,220,273 shares of common stock issuable upon the exercise of warrants issuable in connection with convertible promissory notes as follows: (i) 1,875,000 shares with an exercise price of is $0.08 per share; (ii), 2,000,000 shares with an exercise price of $0.10 per share; (iii) 781,250 shares with an exercise price of $0.16 per share; (iv) 446,429 shares with an exercise price of $0.28 per share; and (v) 117,594 shares with an exercise price of $0.37 per share. Also includes: (ii) 446,429 shares of common stock issuable upon conversion of $125,000 principal amount of convertible promissory notes issued on February 1, 2004 at a conversion price of $0.28; (ii) 781,250 shares of common stock issuable upon conversion of $125,000 principal amount of convertible promissory notes issued on June 30, 2004 at a conversion price of $0.16 (iii) 1,000,000 shares of common stock issuable upon conversion of $100,000 principal amount of convertible promissory notes issued October 12, 2004; and (iv) 1,875,000 shares of common stock issuable upon conversion of $150,000 principal amount of convertible promissory notes issued November 11, 2004. Also includes 581,623 shares of common stock. Disclaims beneficial ownership of 5,220,273 shares because they are anti-dilutive.

7.
The address of Fredric H. Mack is 2115 Linwood Avenue, Fort Lee, New Jersey 07024. Fredric H. Mack, trustee of 4-30-92 Trust, Fred Mack Trust - Hailey Mack, and Fred Mack Trust - Jason Mack, exercises sole or shared voting or dispositive power with respect to the securities held by 4-30-92 Trust, Fred Mack Trust - Hailey Mack, and Fred Mack Trust - Jason Mack.

8.
Includes 394,737 shares of common stock issuable upon conversion of Series C preferred stock and 632,883 shares of common stock issuable upon the exercise of warrants. The exercise price of warrants is as follows: 390,625 shares at $0.32 per share of common stock; 202,703 shares at $0.37 per share of common stock; 22,222 shares at $0.45 per share of common stock; and 17,333 shares $0.60 per share. Also includes 390,625 shares of common stock issuable upon conversion of $125,000 principal amount of convertible promissory notes issued on May 10, 2004 at a conversion price of $0.32. Also includes, in the Fredric Mack 4-30-92 Trust, 203,125 shares of common stock issuable upon conversion of Series D preferred stock, 30,672 shares of common stock issuable upon exercise of Series D-2 Warrants at an exercise price the lower of $0.20 or the trading price of Level 8’s common stock at the time of exercise and 9,334 shares of common stock issuable upon exercise of warrants at an exercise price of $0.60 per share. Also includes, in the trust for Hailey Mack and the trust for Jason Mack, 4,167 each shares of common stock issuable upon exercise of warrants at an exercise price of $0.45 per share.

9.
Includes 1,833,300 shares subject to stock options exercisable within sixty (60) days, 394,737 shares of common stock issuable upon conversion of Series C preferred stock and 835,742 shares of common stock issuable upon the exercise of warrants. The exercise price of warrants is as follows: 90,118 shares at $0.17 per share of common stock; 560,000 shares at $0.20 per share of common stock; and 185,624 shares at $0.32 per share of common stock. Also includes 270,270 shares of common stock issuable upon conversion of $100,000 principal amount of convertible promissory notes issued on April 12, 2004 at a conversion price of $0.37, 560,000 shares of common stock issuable upon conversion of $112,000 principal amount of convertible promissory note issued on June 11, 2004 at a conversion price of $0.20 and 90,118 shares of common stock issuable upon conversion of $15,320 principal amount of convertible promissory note issued on June 14, 2004 at a conversion price of $0.17. Disclaims beneficial ownership of 223,330 shares of common stock because they are anti-dilutive.

10.	Consists of 1,099,200 shares subject to stock options exercisable within sixty (60) days.

11.	Consists of 100,000 shares subject to stock options exercisable within sixty (60) days.

12.
Consists of 101,372 shares of Level 8 common stock issuable upon the exercise warrants. The exercise price of the warrants range from $0.37 to the lower of $0.20 or the trading price of Level 8’s common stock at the time of exercise. Includes 300,000 shares of common stock upon the conversion of $21,000 principal amount of convertible promissory note issued on April 25, 2005 at a conversion price of $0.07 per share. Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds a senior promissory note in the amount of $10,203.49 which bears interest at 10% per annum. Delphi Partners, Ltd. also owns 128,571 shares of common stock issuable upon conversion of $9,000 principal amount of convertible promissory note issued on April 25, 2005 at a conversion price of $0.07. Delphi Partners owns 175,686 shares of common stock issuable upon the exercise of warrants. The exercise price of the warrants range from $0.45 to the lower of $0.20 or the trading price of Level 8’s common stock at the time of exercise.

13.	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 5-12 to our financial statements.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2005, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. All of the Company’s Equity Compensation Plans were approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	5,900,897	$1.30	2,413,010
Equity compensation plans not approved by stockholders (1)	--	--	--
Total	5,900,897	$1.30	2,413,010

(1) The Company does not have any Equity Compensation Plans that were not approved by stockholders.

Item 13. Certain Relationships and Related Transactions.

Loan from Related Parties

During 2005, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Executive Officer, and current Chief Information Officer, for various working capital needs. The Notes bear interest at 1% per month and are unsecured. At December 31, 2005, the Company was indebted to Mr. Pizi in the amount of $9,000.

Convertible Promissory Notes. Directors and executive officers made the following loans to us for convertible promissory notes: In June 2004, the Company entered into a convertible promissory note with Mr. Pizi. The note, in the face amount of $112,000, bears interest at 1% per month and is convertible into 560,000 shares of the Company’s common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which is convertible into 90,118 shares of the Company’s common stock and warrants to purchase 90,118 shares of the Company’s common stock at $0.17 per share.

On April 12, 2004, the Company entered into a convertible promissory note with Mr. Pizi. The note, in the face amount of $100,000, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.37 per share. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company’s common stock at $0.37 per share.

In October 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10 per share.

In June 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $125,000. Under the terms of the note, the loan bears interest at 1% per month and is convertible into 781,250 shares of Level 8 common stock and warrants to purchase 781,250 shares of Level 8 common stock exercisable at $0.16 per share.

In March 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $125,000. Under the terms of the note, the loan bears interest at 1% per month, and is convertible into

446,429 shares of Level 8 common stock and warrants to purchase 446,429 shares of Level 8 common stock exercisable at $0.28 per share.

In June 2004, the Company entered into a convertible promissory note with Fredric Mack, a former director of Level 8, in the amount of $125,000. Under the terms of the note, the loan bears interest at 1% per month, and is convertible into 390,625 shares of Level 8 common stock and warrants to purchase 390,625 shares of Level 8 common stock exercisable at $0.32 per share.

In April 2005, the Company entered into a convertible promissory note with Bruce Miller, a director of Level 8, in the amount of $30,000. Under the terms of the note, the loan bears interest at 1% per month and is convertible into 428,571 shares of Level 8 common stock.

In July 2004, the Company entered into a convertible promissory note with Nicholas Hatalski, who until July 22, 2005 (during the period when the terms of the recapitalization merger were being negotiated and at the time of approval of the recapitalization merger by our board of directors), was a director of Level 8, in the amount of $25,000. Under the terms of the note, the loan bears interest at 1.5% per month and is convertible into 78,125 shares of Level 8 common stock and warrants to purchase 78,125 shares of Level 8 common stock exercisable at $0.32 per share.

All of such warrants expire three years from date of grant.

Senior Reorganization Notes. From March 2004 to April 2005, directors and executive officers made the following loans to us for Senior Reorganization Notes: Mr. Pizi holds $423,333 of Senior Reorganization Notes, which may be converted into warrants to purchase an additional 57,165,993 shares of Level 8 common stock at a purchase price of $0.002 per share.

Mr. Landis holds $327,860 of Senior Reorganization Notes, which may be converted into warrants to purchase an additional 44,234,523 shares of Level 8 common stock at an exercise price of $0.002 per share.

Mr. Mack holds, together with his affiliates, $88,122 of Senior Reorganization Notes, which may be converted into warrants to purchase an additional 44,234,523 shares of Level 8 common stock at a purchase price of $0.002 per share.

Mr. Miller holds, together with his affiliates, $77,706 of Senior Reorganization Notes, which may be converted into warrants to purchase an additional 11,459,727 shares of Level 8 common stock at a purchase price of $0.002.

John Broderick, Chief Executive Officer and Chief Financial Officer of Level 8, holds $2,300 of Senior Reorganization Notes, which may be converted into warrants to purchase 333,333 shares of Level 8 common stock at a purchase price of $0.002 per share, and options to purchase 1,099,200 shares of common stock under the Level 8 stock option plan that will convert into options to purchase Cicero common stock.

Such warrants are only issuable upon approval of the recapitalization merger, and are to be automatically exercised in connection with the consummation of the recapitalization merger.

Convertible Bridge Notes. From July to December 2005, directors and executive officers made the following loans to us for Convertible Bridge Notes:

Mr. Pizi holds $85,000 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 3,400,000 shares of Cicero common stock.

Mr. Landis holds $213,000 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 8,520,000 shares of Cicero common stock.

Mr. Mack holds, together with his affiliates, $74,000 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 2,960,000 shares of Cicero common stock.

Mr. Miller holds, together with his affiliates, $90,000 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 3,600,000 shares of Cicero common stock.

Bruce Hasenyager, a member of our Board of Directors, holds $4,061 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 162,425 shares of Cicero common stock.

Bruce Percelay, a member of our Board of Directors, holds $100,000 of Convertible Bridge Notes which bear interest at 10% and mature on December 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 4,000,000 shares of Cicero common stock.

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

Preferred Stock and Warrant Exchange

On March 19, 2003, Level 8 Systems, Inc. completed a $3.5 million private placement of Series D Convertible Preferred Stock (“Series D Preferred Stock”), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share (“Series D-1 Warrants”). On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise (“Series D-2 Warrants”). The Series D-2 Warrants became exercisable on November 1, 2003, because the Company failed to report $6 million in gross revenues for the nine-month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in an allocation of $2,890,000 to the Series D Preferred Stock and $640,000 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

On October 25, 2002, we effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock (“Series A2 Preferred Stock”) and Series B2 Convertible Redeemable Preferred Stock (“Series B2 Preferred Stock”) and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock (“Series A3 Preferred Stock”) and Series B3 Convertible Redeemable Preferred Stock (“Series B3 Preferred Stock”) and related warrants. This exchange was made to correct a deficiency in potential conversion price adjustments from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.333 and $12.531, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company’s Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company’s Preferred Stock agreed to waive their price-protection anti-

dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its Common Stock.

Under the terms of the agreement, we are authorized to issue equity securities in a single or series of financing transactions representing aggregate gross proceeds to the Company of approximately $5 million, or up to an aggregate 17,500 shares of common stock, whichever occurs first, without triggering the price-protection anti-dilution provisions in the Series A3 Preferred Stock and B3 Preferred Stock and related warrants. In exchange for the waiver of these price-protection anti-dilution provisions, we repriced the warrants as described above and have agreed to issue on a pro rata basis up to 4,600 warrants to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock at such time and from time to time as the Company closes subsequent financing transactions up to the $5 million issuance cap or the 17,500 share issuance cap. As a result of the Series C Preferred Stock financing which represented approximately $1.6 million of the Company’s $5 million in allowable equity issuances, the Company is obligated to issue an aggregate of 1,462,801 warrants at an exercise price of $0.40 per share to the existing Preferred Stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing Preferred Stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s subsequent financing or loan transaction or $0.40 per share (adjusted for recapitalizations, stock splits and the like), whichever is greater.

As a result of the Series D preferred Stock financing which represented approximately $3.5 million against the allowable equity issuances, the Company was obligated to issue an aggregate of 3,048,782 warrants at an exercise price of $0.40 per share to the existing Series A3 and Series B3 Preferred shareholders. The warrants were issued on October 8, 2003 and had a fair value of $1,062,000 which was recorded as a deemed dividend to preferred stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing Preferred Stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s subsequent financing or loan transaction or $0.40, whichever is greater. These warrants are not classified as a liability under EITF 00-19.

Borrowings and Commitments from Liraz

Liraz Systems Ltd. guarantees certain debt obligations of the Company. In September 2004, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until November 3, 2005. The Company issued 3,942,000 shares of common stock to Liraz in exchange for this debt extension. In 2003, the Company and Liraz also agreed to extend the guarantee and maturity of the debt obligation until November 2004. The Company agreed to issue Liraz 300,000 shares of stock for that extension. In November 2005, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, to extend the maturity date on the loan to October 30,, 2006. Under the terms of the agreement with Liraz, the Company agreed to issue 2,400,000 shares of its common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share. Based upon fair market value at the time of issuance, the Company recognized $48,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2005.

Item 14.  Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Margolis & Company P.C. audited our financial statements for each of the years ended December 31, 2005 and 2004.

AUDIT FEES

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Margolis & Company P.C. for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2005 (and reviews of quarterly financial statements on form 10-Q), 2005 and 2004 was $36,000 for each year.

AUDIT-RELATED FEES

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees paid to Margolis & Company P.C. for fiscal years 2005 and 2004.

TAX FEES

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Margolis & Company P.C. for these services in 2005 and 2004.

OTHER FEES

All other fees include fees for all services except those described above. The aggregate other fees billed by Margolis & Company P.C. was $18,000 related to the review of the Company’s S-4 filing in 2005, and $6,100 for the Company’s S-1 filing in 2004. In addition, other fees billed by Deloitte & Touche in 2005 amounted to $27,500. These fees relate to the review of the Company’s S-4 filing during 2005.

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

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

On December 12, 2005 the Company filed a Form 8-K reporting the filing of participation in a recapitalization reorganization merger filed on Form S-4/A on December 9, 2005, an amendment to Form S-4 filed May 13, 2005, subject to approval by the stockholders, of a recapitalization reorganization merger of the Company to Cicero, Inc.

On December 5, 2005, Level 8 Systems filed a Form 8-K reporting the Company reached an agreement with Liraz Systems, Ltd. (“Liraz”), the guarantor of the Bank Hapoalim term loan, to extend the guaranty and maturity of the Bank Hapoalim debt until November 2006.

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

3.4	Certificate of Designation relating to Series A3 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-Q filed November 15, 2002).
3.5	Certificate of Designation relating to Series B3 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-Q filed November 15, 2002).
3.6	Certificate of designation relating to Series C Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’d Form 8-K filed August 27, 2002).
4.1	Form of term sheet dated December 15, 2005, with extension of term sheet dated February 27, 2006 (filed herewith).
4.2	Form of term sheet dated October 6, 2004 (incorporated by reference to exhibit 4.1 to Cicero, Inc. Report on Form S-4, filed May 13, 2005).
4.3	Form of term sheet dated March 2, 2005 (incorporated by reference to exhibit 4.2 to Cicero, Inc. Report on Form S-4, filed May 13, 2005).
4.4	Form of Promissory Note (incorporated by reference to exhibit 4.3 to Cicero, Inc. Report on Form S-4, filed May 13, 2005).
4.5	Form of Extended Promissory Note (incorporated by reference to exhibit 4.4 to Cicero, Inc. Report on Form S-4, filed May 13, 2005).
4.6	Form of Note Purchase Agreement (incorporated by reference to exhibit 4.5 to Cicero, Inc. Report on Form S-4, filed May 13, 2005).
4.7	Form of Extended Note Purchase Agreement (incorporated by reference to exhibit 4.5 to Cicero, Inc. Report on Form S-4, filed May 13, 2005).
4.8
Registration Rights Agreement, dated January 2004, by and among Level 8 Systems, Inc. and the Purchasers in the January 2004 Private Placement listed on Schedule I thereto relating to the Security Purchasers Agreement (incorporated by reference to exhibit 4.1 to Level 8’s Form 10-K/A filed April 21, 2004).

4.9
Registration Rights Agreement dated as of March 19, 2003 by and among Level 8 Systems, Inc. and the Purchasers listed on Schedule I thereto relating to the Series D Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 4.1 to Level 8’s Form 8-K, filed March 31, 2003).

4.10
Registration Rights Agreement dated as of October 15, 2003 by and among Level 8 Systems, Inc. and the Purchasers in the October Private Placement listed on schedule I thereto (incorporated by reference to exhibit 4.2 to Level 8’s Form 10-K, filed March 31, 2004).

4.11
Registration Rights Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement listed on Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 25, 2002).

4.12
Registration Rights Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

4.13
Registration Rights Agreement, dated as of August 29, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8’s Form 8-K filed August 30, 2002).

4.13A
First Amendment to Registration Rights Agreement, dated as of October 25, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8’s Form 10-Q filed November 15, 2002).

4.14
Registration Rights Agreement, dated as of June 13, 1995, between Level 8 Systems, Inc. and Liraz Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

4.14A
First Amendment to Registration Rights Agreement, dated as of August 8, 2001, to the Registration Rights Agreement dated as of June 13, 1995, by and between Across Data Systems, Inc. (Level 8's predecessor) and Liraz Systems Ltd. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed August 14, 2001).

4.15
Registration Rights Agreement, dated as of August 14, 2002, entered into by and between Level 8 Systems, Inc. and the investors in Series C Preferred Stock (incorporated by reference to exhibit 4.1 to Level 8’s Form 8-K filed August 27, 2002).

4.16
Form of Registration Rights Agreement, dated January 2004, by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 4.2 to Level 8's Report on Form 10-Q, filed May 12, 2004).

4.17	Form of Stock Purchase Warrant issued to Liraz Systems, LTD. for the November 3, 2005 extension of the Bank Hapoalim loan guaranty (filed herewith).
4.18	Form of Stock Purchase Warrant issued to Purchasers in the January 2004 Private Placement (incorporated by reference to exhibit 4.3 to Level 8's Report on Form 10-Q, filed May 12, 2004).
4.19	Form of Stock Purchase Warrant issued to Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 4.3 to Level 8's Report on Form 10-Q, filed May 12, 2004).
4.20	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).
4.20A	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).
4.21	Form of Stock Purchase Warrant issued to Purchasers in the October 2003 Private Placement (incorporated by reference to exhibit 4.9 to Level 8’s Form 10-K, filed March 31, 2004).

4.22	Form of Stock Purchase Warrant issued to the Purchasers in the January Private Placement (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed January 25, 2002).
4.23	Form of Series A3 Stock Purchase Warrant (incorporated by reference to exhibit 10.2 of Level 8’s Form 10-Q filed November 15, 2002).
4.24	Form of Series B3 Stock Purchase Warrant (incorporated by reference to exhibit 10.3 of Level 8’s Form 10-Q filed November 15, 2002).
4.25	Form of Series C Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Level 8’s Form 8-K filed August 27, 2002).
10.1
Securities Purchase Agreement dated January 2004 by and among Level 8 Systems, Inc. and the Purchasers in the January 2004 Private Placement (incorporated by reference to exhibit 10.1 to Level 8’s Form 10-K/A filed April 21, 2004).

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

10.14 A	Amendment No. 2 to Promissory Note of Level 8 Systems, Inc., dated as of November 30, 2005 and letter dated November 3, 2005 among Level 8 Systems, Inc. and Bank Hapoalim (filed herewith).
10.14 B
Amendment No. 1 to Promissory Note of Level 8 Systems, Inc., dated as of November 8, 2004 and letter dated November 8, 2004 among Level 8 Systems, Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.14A to Level 8’s Form 10-K/A filed April 21, 2004).

10.14 C
Amendment to Promissory Note of Level 8 Systems, Inc., dated as of November 15, 2003 among Level 8 Systems, Inc. and Bank Hapoalim (incorporated by reference to exhibit 10.10 A to Level 8’s Form 10-K, filed March 31, 2004).

10.15	Employment Agreement between Anthony Pizi and the Company effective January 1, 2005 (filed herewith).*
10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2005 (filed herewith).*
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

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).
16.1	Letter from Margolis & Company PC regarding change of accountant (incorporated by reference to Exhibit 16.1 to Level 8’s Current Report on Form 8-K, filed February 6, 2004).
21.1	List of subsidiaries of the Company (filed herewith).
22.1	Consent of Margolis & Company LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of John P. Broderick, Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 8 SYSTEMS, INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer
Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date
/s/ Mark Landis Mark Landis	Chairman of the Board	March 31, 2006
/s/ John P. Broderick John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive Officer)	March 31, 2006
/s/ Anthony C. Pizi Anthony C. Pizi	Chief Information Officer	March 31, 2006
/s/ Bruce Hasenyager Bruce Hasenyager	Director	March 31, 2006
/s/ Jay Kingley Jay Kingley	Director	March 31, 2006
/s/ Bruce Miller Bruce Miller	Director	March 31, 2006
/s/ Charles Porciello Charles Porciello	Director	March 31, 2006
/s/ Bruce Percelay Bruce Percelay	Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Level 8 Systems, Inc.
Farmingdale, New Jersey

We have audited the accompanying consolidated balance sheet of Level 8 Systems, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Level 8 Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

                                                            /s/ Margolis & Company P.C.

                Certified Public Accountants

Bala Cynwyd, PA
March 23, 2006

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$29	$107
Assets of operations to be abandoned	131	148
Trade accounts receivable, net	18	152
Prepaid expenses and other current assets	53	108
Total current assets	231	515
Property and equipment, net	10	15
Total assets	$241	$530
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior reorganization debt	$2,559	$1,548
Convertible bridge notes	1,760	--
Short-term debt	3,481	3,646
Accounts payable	2,528	2,351
Accrued expenses:
Salaries, wages, and related items	1,036	879
Other	2,193	1,725
Liabilities of operations to be abandoned	490	536
Deferred revenue	78	85
Total current liabilities	14,125	10,770
Long-term debt	131	250
Senior convertible redeemable preferred stock	1,061	1,367
Total liabilities	15,317	12,387
Commitments and contingencies (Notes 20 and 21)
Stockholders' equity (deficit):
  Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized.
    Series A3 - 10,070 shares issued and 1,571 shares outstanding at December 31, 2005 and 2004, $1,000 per  share liquidation preference (aggregate liquidation value of $1,571)
    Series B3 - 30,000 shares issued and outstanding, $1,000 per share liquidation preference (aggregate liquidation value of $30,000)
    Series C - 1,590 shares issued and 991 and 1,141 outstanding at December 31, 2005 and 2004, respectively, $1,000 per share liquidation preference (aggregate liquidation value of $991)
	-- -- --	-- -- --
Common stock, $0.001 par value, 85,000,000 shares authorized at December 31, 2005 and 2004; 48,016,338 and 43,304,022 issued and outstanding at December 31, 2005 and 2004, respectively	48	43
Additional paid-in-capital	210,594	210,142
Accumulated deficit	(225,715)	(222,034)
Accumulated other comprehensive loss	(3)	(8)
Total stockholders' (deficit)	(15,076)	(11,857)
Total liabilities and stockholders' deficit	$241	$530

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Years Ended December 31,
	2005	2004	2003
Revenue:
Software	$407	$239	$102
Maintenance	147	306	316
Services	231	230	112
Total operating revenue	785	775	530
Cost of revenue:
Software	16	4,478	4,152
Maintenance	350	382	373
Services	822	1,015	908
Total cost of revenue	1,188	5,875	5,433
Gross margin (loss)	(403)	(5,100)	(4,903)
Operating expenses:
Sales and marketing	627	1,088	1,680
Research and product development	891	1,111	1,017
General and administrative	1,137	1,522	2,558
Write-off of intangible assets	-	587	-
(Gain)/loss on disposal of assets	-	(5)	415
Restructuring, net	-	-	(834)
Total operating expenses	2,655	4,303	4,836
Loss from operations	(3,058)	(9,403)	(9,739)
Other income (charges):
Interest income	-	-	33
Interest expense	(593)	(264)	(119)
Change in fair value of warrant liability	-	198	133
Other expense	(30)	(262)	(182)
	(623)	(328)	(135)
Loss from continuing operations	(3,681)	(9,731)	(9,874)
Loss from discontinued operations	-	(30)	(132)
Net loss	($3,681)	($9,761)	($10,006)

Accretion of preferred stock and deemed dividends	-	-	1,702
Net loss applicable to common stockholders	($3,681)	($9,761)	($11,708)
Loss per share:
Loss from continuing operations - basic and diluted	($0.08)	($0.28)	($0.54)
Loss from discontinued operations - basic and diluted	-	-	-
Net loss applicable to common stockholders - basic and diluted	($0.08)	($0.28)	($0.54)

Weighted average common shares outstanding - basic and diluted	44,502	35,982	21,463

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
	Common Stock Shares Amount		Preferred Stock Shares Amount		Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	19,203	$19	42	--	$202,916	$(200,565)	$(717)	$1,653
Conversion of preferred shares to common	1,378	1	(6)		--			1
Shares issued as compensation	95	--			48			48
Shares issued for bank guarantee	150	--			51			51
Exercises of stock options	27	--			6			6
Conversion of warrants	3,352	4			402			406
Conversion of senior convertible redeemable preferred stock	546	1			174			175
Accretion of preferred stock					640	(640)		--
Shares issued in private placement of common stock	1,894	2			850			852
Deemed dividend					1,062	(1,062)		--
Foreign currency translation adjustment.							(6)	(6)
Reclassification of unrealized loss included in income							717	717
Net loss						(10,006)		(10,006)
Balance at December 31, 2003	26,645	27	36	--	206,149	(212,273)	(6)	(6,103)
Conversion of preferred shares to common	824	1	(3)		--			1
Shares issued as compensation	1,068	1			188			189
Shares issued for bank guarantee	5,579	5			603			608
Conversion of senior convertible redeemable preferred stock	3,792	4			1,210			1,214
Shares issued in private placement of common stock	3,369	3			1,244			1,247
Issuance of common stock from acquisition	2,027	2			748			750
Foreign currency translation adjustment							(2)	(2)
Net loss						(9,761)		(9,761)
Balance at December 31, 2004	43,304	43	33	--	210,142	(222,034)	(8)	(11,857)
Conversion of preferred shares to common	395				--			--
Shares issued as compensation	961	2			101			103
Shares issued for bank guarantee	2,400	2			45			47
Conversion of senior convertible redeemable preferred stock	957	1			306			307
Foreign currency translation adjustment							5	5
Net loss						(3,681)		(3,681)
Balance at December 31, 2005	48,017	$48	33	$--	$210,594	$(225,715)	$(3)	$(15,076)
The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2005	2004	2003

Net loss	($3,681)	($9,761)	($ 10,006)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5	(2)	(6)
Reclassification of unrealized loss included in income - other than temporary decline	-	-	717
Comprehensive loss	($3,676)	($9,763)	($ 9,295)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	($3,681)	($9,761)	($10,006)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	11	4,287	3,116
Change in fair value of warrant liability	--	(198)	(133)
Stock compensation expense	149	635	48
Impairment of intangible assets and software product technology	--	587	993
(Credit) for doubtful accounts	(12)	(4)	(52)
(Gain) loss on disposal of assets	--	--	(23)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	146	(143)	1,404
Assets and liabilities of operations to be abandoned	(29)	86	101
Prepaid expenses and other assets	55	216	420
Accounts payable and accrued expenses	804	884	(351)
Deferred revenue	(7)	46	(273)
Net cash (used in) operating activities	(2,564)	(3,365)	(4,756)
Cash flows from investing activities:
Purchases of property and equipment	(6)	--	(36)
Repayment of note receivable	--	--	867
Net cash provided by (used in) investing activities	(6)	--	831
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	--	1,250	859
Proceeds from issuance of convertible redeemable stock, less escrow of $776	--	--	2,754
Proceeds from exercise of warrants	--	112	406
Borrowings under credit facility, term loans and notes payable	2,542	2,540	980
Repayments of term loans, credit facility and notes payable	(55)	(447)	(1,248)
Net cash provided by financing activities	2,487	3,455	3,751
Effect of exchange rate changes on cash	5	(2)	(6)
Net increase (decrease) in cash and cash equivalents	(78)	88	(180)
Cash and cash equivalents at beginning of year	107	19	199
Cash and cash equivalents at end of year	$29	$107	$19

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunds) during the year for:
Income taxes	$1	$2	($18)
Interest	$645	$749	$218

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2005

During 2005, the Company issued 961,329 shares of common stock to vendors for outstanding liabilities valued at $103,000.

In November 2005, the Company issued 2,400,000 shares of common stock to a designated subsidiary of Liraz Systems Ltd. as compensation for extension of a bank debt guarantee valued at $48,000.

During 2005, the Company issued 956,250 shares of Level 8 Systems common stock upon conversion of 306 shares of Series D Convertible Redeemable Preferred Stock.

During 2005, 150 shares of Series C Convertible Redeemable Preferred Stock were converted into 394,737 shares of Level 8 Systems common stock.

2004

During 2004, the Company issued 600,948 shares of common stock to vendors for outstanding liabilities valued at $92,000. The Company also issued 466,668 shares of common stock to contractors for compensation valued at $47,000.

In January 2004, the Company acquired substantially all assets and certain liabilities of a federally certified encryption software company. The Company issued 2,027,027 shares of common stock valued at $750,000.

During 2004, the Company issued 4,092,000 shares of common stock to a designated subsidiary of Liraz Systems Ltd. as compensation for extension of a bank debt guarantee valued at $447,000.

In October 2004, 750 shares of Series D Convertible Redeemable Preferred Stock were redeemed in return for $775,000 as a condition of escrow in the event that a joint venture for the Asian market was not formed or operational by July 17, 2003. Such redemption was concluded in November 2004 and the escrowed proceeds, including $4,000 of interest, were distributed back to the holders of Series D Preferred Stock. During 2004, the Company issued 3,791,999 shares of Level 8 Systems common stock upon conversion of 1,213 shares of Series D Convertible Redeemable Preferred Stock.

During 2004, 179 shares of Series C Convertible Redeemable Preferred Stock were converted into 523,684 shares of Level 8 Systems common stock.

In May 2004, the Company issued 135,135 shares of common stock on conversion of a $50,000 convertible note.

2003

During 2003, the Company issued 161,438 shares of common stock to vendors for outstanding liabilities valued at $73,000. Of this total, 66,667 shares or $25,000, were issued as part of the 1,894,444 shares issued in the October 2003 private placement.

In November 2003, the Company issued 150,000 shares of common stock to a designated subsidiary of Liraz Systems Ltd. as compensation for extension of a bank debt guarantee valued at $51,000.

During 2003, the Company issued 546,875 shares of Level 8 Systems common stock upon conversion of 175 shares of Series D Convertible Redeemable Preferred Stock.

In October 2003, the Company issued 3,048,782 warrants to holders of the Series A3 Convertible Redeemable Preferred Stock and Series B3 Convertible Redeemable Preferred Stock under an existing agreement and in consideration for the waiver of certain price protection anti-dilution provisions of the Series A3 Preferred Stock and Series B3 Preferred Stock agreements. The warrants have a strike price of $0.40 valued at $1,062,000. (See Note 12.)

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

LEVEL 8 SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss of $3,681,000 for the year ended December 31, 2005 and has experienced negative cash flows from operations for each of the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, the Company had a working capital deficiency of approximately $13,894,000. The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero-related product line and continues to negotiate with significant customers who have expressed interest in the Cicero software technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. Cicero software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero’s integration occurs at the desktop without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. Level 8 is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero software through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the Offer, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization merger at a Shareholders meeting, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. As of December 31, 2005, the Company raised a total of $2,559,000 from the Note and Warrant Offering. During 2005, the Company also entered into several Convertible Bridge Notes with a consortium of investors. As of December 31, 2005, the Company had raised $1,760,000 of Convertible Bridge Notes. The Convertible Bridge Notes convert into common stock of Cicero, Inc. upon approval of the recapitalization merger. Management expects that it will be able to raise additional capital, post merger, and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management’s plan will be executed as anticipated.

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

Long-Lived Assets:

The Company reviews the recoverability of long-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. Effective January 1, 2002, the Company accounts for impairments under the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During 2004 and 2003, the Company recorded impairments associated with its Cicero technology and for its Ensuredmail technology acquired in 2004.

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

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $16,000, $7,000, and $9,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred.

Income Taxes:

The Company uses SFAS No. 109, ''Accounting for Income Taxes'', to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is ''more likely than not'' that recorded deferred tax assets will not be realized. (See Note 11.)

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2005, 2004, and 2003, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2005	2004	2003
Stock options	5,900,897	7,488,639	5,625,878
Warrants	19,376,075	19,953,406	10,926,706
Preferred stock	8,504,611	9,855,723	16,893,174
	33,781,583	37,297,768	33,445,758

In 2005, 2004 and 2003, no dividends were declared on preferred stock.

Stock-Based Compensation:

The Company has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and has applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method required by SFAS No. 123, the Company’s net loss and diluted net loss per common share would have been the pro forma amounts indicated below (in thousands).

	Years ended December 31,
	2005	2004	2003
Net loss applicable to common stockholders, as reported	($3,681)	($9,761)	($11,708)
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(180)	(777)	(1,016)

Pro forma loss applicable to common stockholders	($3,861)	($10,538)	($12,724)

Loss per share:
Basic and diluted, as reported	$(0.08)	$(0.28)	$(0.54)
Basic and diluted, pro forma	$(0.09)	$(0.29)	$(0.59)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2005	2004	2003

Expected life (in years)	6.00	4.19	8.33
Expected volatility	149%	138%	126%
Risk free interest rate	4.48%	4.75%	4.00%
Expected dividend yield	0%	0%	0%

Warrants Liability:

The Company has issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants are accounted for as a liability and are re-measured through the Consolidated Statements of Operations at each balance sheet date.

Reclassifications:

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations.  SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R.  The Company has not yet determined which fair-value method and transitional provision it will follow.  However, the Company expects that the adoption of SFAS 123R will have a significant impact on its results of operations.  The Company does not expect the adoption of SFAS 123R will impact its overall financial position.  See Stock-Based Compensation above for the pro forma impact on net loss and net loss per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

NOTE 2.  ACQUISITIONS

In January 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 2,027,027 shares of common stock at a price of $0.37. The total purchase price of the assets being acquired plus certain liabilities assumed was $750,000, and has been accounted for by the purchase method of accounting. The Company agreed to register the common stock for resale under the Securities Act of 1933, as amended.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587,000. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired, charged to the Statements of Operations for the year ended December 31, 2004. (See Note 7.)

NOTE 3. DISPOSITIONS

In March 2003, the Company received notification of the finalization of the bankruptcy proceeding in the United Kingdom and recorded a gain on the closure of the subsidiary of $216,000 in gain (loss) on disposal of assets.

In December 2003, the Company received notification of the liquidation of the Denmark subsidiary and the Company recorded a gain on the closure of the subsidiary of $62,000 in gain (loss) on disposal of assets.

NOTE 4. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2005	2004
Current trade accounts receivable	$18	$164
Less: allowance for doubtful accounts	--	(12)
	$18	$152

The (credit) provision for uncollectible amounts was ($12,000), ($4,000), and ($52,000) for the years ended December 31, 2005, 2004, and 2003, respectively. Write-offs (net of recoveries) of accounts receivable were ($0) for the years ended December 31, 2005 and 2004, and ($488,000) for the year ended December 31, 2003.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):
	2005	2004
Computer equipment	$246	$242
Furniture and fixtures	8	8
Office equipment	140	138
	394	388
Less: accumulated depreciation and amortization	(384)	(373)

	$10	$15

Depreciation and amortization expense of property and equipment was $11,000, $11,000 and $167,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 6. NOTES RECEIVABLE

In 2002, the Company disposed of the remaining assets of the Systems Integration segment through a sale to EM Software Solutions, Inc. As part of the proceeds, the Company received two notes receivable from the purchaser. The first note was due on February 13, 2003 in the amount of $744,000 and bore interest at prime plus 2.25%. This note was repaid in February 2003. The second note was in the principal amount of $617,000 and bears interest at prime plus 1%. Principal and interest is payable monthly and the note matures in 2007. Due to the uncertainty of the collection of the note at the time, the Company recorded the note net of an allowance of $494,000.

As more fully discussed in Note 21, the Company had been party to litigation for breach of a real estate lease. That case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable due from EM Software Solutions, with recourse equal to the unpaid portion of the Note should the Note obligor default on future payments. The principal balance outstanding on the Note at the time of assignment was $545,000. The Company assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and has recognized a long-term liability in the amount of $131,000. In addition, the Company wrote off the unreserved portion of the Note, or $51,000.

NOTE 7. SOFTWARE PRODUCT TECHNOLOGY

In accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company periodically completed an assessment of the recoverability of the Cicero product technology. This assessment was performed during 2004, due to the Company’s continued operating losses and the limited software revenue generated by the Cicero technology over the previous twelve to eighteen months. The Company was in negotiations with customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero technology and the Company. Since the negotiations had been in process for several months and expected completion of the transactions had been delayed, the Company had reduced its cash flow projections. Historical cash flows generated by the Cicero technology do not support the long-lived asset and accordingly the Company impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value for the year ended December 31, 2004. This charge, in the amount of $2,844,000 was recorded as software amortization for the year ended December 31, 2004. As of December 31, 2005, the Company has no capitalized costs for the Cicero technology.

Also in accordance with SFAS 86, the Company completed an assessment of the recoverability of the Ensuredmail product technology. This assessment was also completed during 2004, due to the Company’s revised cash flow projections from software revenue. These revised cash flow projections do not support the long-lived asset and accordingly the Company has impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value. This charge, in the amount of $154,000, was recorded as software amortization for the year ended December 31, 2004. As of December 31, 2005, the Company has no capitalized costs for the Ensuredmail software technology.

Effective July 2002, the Company determined that the estimated asset life of the Cicero technology has been extended as a result of the January 2002 amended license agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) wherein the exclusive right to modify, commercialize, and distribute the technology was extended in perpetuity. Accordingly, the Company reassessed the estimated life of the technology and extended it from three years to five years. The effect of the change in the estimated life resulted in a reduction of $4,608,000 of amortization expense for the year ended December 31, 2003. The impact on the net loss applicable to common stockholders - basic and diluted was $(0.21) per share for December 31, 2003.

During the years ended December 31, 2004 and 2003, the Company recognized $4,276,000 of which $3,585,000 is an impairment charge, and $3,933,000 of which $993,000 is an impairment charge, respectively, of expense related to the amortization of these costs, which is recorded as cost of software revenue in the consolidated statements of operations. Accumulated amortization of capitalized software costs was $24,712,000 and $20,436,000 at December 31, 2004 and 2003, respectively.

NOTE 8.  SENIOR REORGANIZATION DEBT

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. As of December 31, 2005 the company had raised $2,559,000. Upon approval of the recapitalization merger at a Shareholders meeting in mid 2006, these Notes would convert into common shares of Cicero, Inc., the surviving corporation in the merger. In addition, those warrant holders who elected to convert the first $1 million of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero, Inc. If the merger proposal is not approved, the Notes will immediately become due and payable.

NOTE 9. CONVERTIBLE BRIDGE DEBT

From July through December 2005, the Company entered into several Convertible Bridge Notes with a consortium of investors. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. Since the Company has not effected the recapitalization merger by December 31, 2005, the conversion rates on the Notes is $0.025. As of December 31, 2005, the Company has raised $1,760,000 of Convertible Bridge Notes of which $566,000 was from various members of the Company’s Board of Directors. If the merger proposal is not approved, the Notes will immediately become due and payable.

NOTE 10. SHORT TERM DEBT AND CONVERTIBLE NOTES

Notes payable, long-term debt, and notes payable to related party consist of the following at December 31(in thousands):

	2005	2004
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	9	69
Notes payable (c)	509	644
Short term convertible note (d)	265	235
Short term convertible notes, related party (e)	727	727
	$3,481	$3,646

(a)
The Company has a $1,971 term loan bearing interest at LIBOR plus 1.5% (approximately 5.26% at December 31, 2005). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matures on October 30, 2006. (See Note 18.)

(b)
From time to time the Company borrowed money from the Company's Chief Information Officer. The notes bear interest at 12% per annum. As of December 31, 2005, the Company is indebted to Anthony Pizi, the Company’s former Chairman and CEO and current Chief Information Officer, in the amount of $9,000.

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

(d) The Company entered into convertible notes with private lenders. The notes bear interest between 12% and 18% per annum and allow for the conversion of the principal amount due into common stock of the Company. In April 2005, the Company entered into a convertible loan in the amount of $30,000 with a member of the Company’s Board of Directors. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share. In May 2004, the Company entered into convertible loans aggregating $185,000 from several investors including a member of the Company’s

Board of Directors. Under the terms of these agreements, the loans bear interest between 1% and 1.5% per month and are convertible upon the option of the note holder into an aggregate of 578,125 shares of our common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire three years from grant. Also in March 2004, the Company entered into a convertible loan in the amount of $50,000. Under the terms of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at an exercisable price of $0.37 per share. All such warrants expire three years from the date of grant.

(e) The Company entered into convertible promissory notes with Anthony Pizi, the Company’s Chief Information Officer and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, and Mr. Landis is the Company’s Chairman of the Board of Directors.

In April 2004, the Company entered into a convertible loan agreement with Mr. Pizi in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. In June 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which bears interest at 1% per month and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. All such warrants expire three years from the date of grant.

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, in the principal amount of $125,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years from the date of grant. In June 2004, we entered into a convertible loan agreement with Mark and Carolyn Landis, in the amount of $125,000. Under the terms of the agreement, the loan bears interest at 1% per month and also is convertible upon the option of the note holder into 781,250 shares of our common stock and warrants to purchase 781,250 shares of our common stock exercisable at $0.16. The warrants expire in three years from the date of grant. In October 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10. The warrants expire in three years. In November 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $150,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08. All such warrants expire three years from the date of grant.

NOTE 11. INCOME TAXES

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands) :

	2005	2004	2003
Expected income tax benefit at statutory rate (34%)	$(1,251)	$(3,319)	$(3,402)
State taxes, net of federal tax benefit.	(308)	(219)	(405)
Effect of foreign operations including withholding taxes	--	12	(31)
Effect of change in valuation allowance	1,537	3,357	3,769
Non-deductible expenses	22	169	69
Total	$--	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2005	2004
Current assets:
Allowance for doubtful accounts	$4	$4
Accrued expenses, non-tax deductible	145	522
Deferred revenue	31	34
Noncurrent assets:
Loss carryforwards	89,528	76,229
Depreciation and amortization	6,746	7,581
	96,454	84,370

Less: valuation allowance	(96,454)	(84,370)

	$--	$--

At December 31, 2005, the Company had net operating loss carryforwards of approximately $230,926,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2006 and 2025. A substantial portion of these carryforwards are restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2005 and 2004 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 12. SENIOR CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 19, 2003, the Company completed a $3.5 million private placement of Series D Convertible Preferred Stock (“Series D Preferred Stock”), convertible at a conversion ratio of $0.32 per share of common stock into an aggregate of 11,031,250 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 4,158,780 shares of common stock at an exercise price of $0.07 per share (“Series D-1 Warrants”). On October 10, 2003, the Company, consistent with its obligations, also issued warrants to purchase an aggregate of 1,665,720 shares of common stock at an exercise price the lesser of $0.20 per share or market price at the time of exercise (“Series D-2 Warrants”). The Series D-2 Warrants became exercisable on November 1, 2003, because the Company failed to report $6 million in gross revenues for the nine month period ended September 30, 2003. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. Under the terms of the financing agreement, a redemption event may occur if any one person, entity or group shall control more than 35% of the voting power of the Company’s capital stock. The Company allocated the proceeds received from the sale of the Series D Preferred Stock and warrants to the preferred stock and detachable warrants on a relative fair value basis, resulting in an allocation of $2,890,000 to the Series D Preferred Stock and $640,000 to the detachable warrants. Based upon the allocation of the proceeds, the Company determined that the effective conversion price of the Series D Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. The beneficial conversion feature was recorded as a discount on the value of the Series D Preferred Stock and an increase in additional paid-in capital. Because Series D Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

As part of the financing, the Company and the lead investors have agreed to form a joint venture to exploit the Cicero technology in the Asian market. The terms of the agreement require that the Company place $1 million of the gross proceeds from the financing into escrow to fund the joint venture. The escrow agreement allows for the immediate release of funds to cover organizational costs of the joint venture. During the quarter ended March 31, 2003, $225,000 of escrowed funds was released. Since the joint venture was not formed and operational on or by July 17, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1 million in liquidation value of the Series D Preferred Stock at a 5% per annum premium, less their pro-rata share of expenses. On October 21, 2004, the Company received notification from the lead investors of their intent to redeem the escrow balance and surrender the equivalent amount of Series D preferred shares. This redemption was completed in November 2004.

Another condition of the financing requires the Company to place an additional $1 million of the gross proceeds into escrow, pending the execution of a definitive agreement with Merrill Lynch, providing for the sale of all right, title and interest to the Cicero technology. Since a transaction with Merrill Lynch for the sale of Cicero was not consummated by May 18, 2003, the lead investors have the right, but not the obligation, to require the Company to purchase $1 million in liquidation value of the Series D Preferred Stock at a 5% per annum premium. In addition, the Company and the lead investor agreed to extend the escrow release provisions until the end of July 2003 when all remaining escrow monies were released to the Company.

NOTE 13. STOCKHOLDERS’ EQUITY

Common Stock:

In January 2004, the Company completed a common stock financing round wherein it raised $1,247,000 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37. The warrants expire three years from the date of grant. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

In October 2003, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell 1,894,444 shares of its common stock and issue 473,611 warrants to purchase the Company’s common stock at a price of $0.45 per share for a total of $853,000 in proceeds. This offering closed on October 15, 2003. The warrants expire in three years from the date of grant. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

In January 2002, the Company entered into a Securities Purchase Agreement with several investors wherein the Company agreed to sell up to 3,000,000 shares of its common stock and warrants. The common stock was valued at $1.50 per share and warrants to purchase additional shares were issued with an exercise price of $2.75 per share. This offering closed on January 16, 2002. Of the 3,000,000 shares, the Company sold 2,381,952 shares of common stock for a total of $3,574,000 and granted 476,396 warrants to purchase the Company’s common stock at an exercise price of $2.75 per share. The warrants expire in three years from the date of grant and have a call feature that forces exercise if the Company’s common stock exceeds $5.50 per share. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. Under this Private Placement, the Company had agreed to certain terms and conditions that would trigger payments by the Company if the Company did not keep such shares registered under the Securities Act of 1933, as amended. In April 2003, in exchange for a waiver of such provisions the Company agreed to exchange the warrants from the January 2002 Private Placement priced at $2.50 for new warrants priced at $0.60 and has extended the expiration date until March 2007. Each participant is required to execute a waiver prior to receiving the repriced warrants.

Stock Grants:

During 2005 and 2004, no stock awards were made to employees.

Stock Options:

The Company maintains two stock option plans, the 1995 and 1997 Stock Incentive Plans, which permit the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. In July 2003, stockholders approved a proposal to increase the number of shares reserved within these plans to a combined total of 10,900,000 shares of common stock for issuance upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. In December 2005, 509,250 remaining options under the 1995 Stock Incentive Plan expired. The Company also has a stock incentive plan for outside directors and the Company has set aside 120,000 shares of common stock for issuance under this plan.

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

Activity for stock options issued under these plans for the fiscal years ending December 31, 2005, 2004 and 2003 was as follows:
	Plan Activity	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2002	3,834,379	0.34-39.32	3.81

Granted	2,566,126	0.22 - 0.57	0.24
Exercised	(121,434)	0.22 - 0.22	0.22
Forfeited	(653,193)	0.22- 39.32	2.60
Balance at December 31, 2003	5,625,878	0.20-39.32	2.43

Granted	3,139,232	0.12 - 0.39	0.26
Exercised	(519,232)	0.08 - 0.37	0.17
Forfeited	(757,239)	0.22-37.88	8.12
Balance at December 31, 2004	7,488,639	0.12-39.32	1.11

Granted	252,929	0.07 - 0.12	0.09
Exercised	(252,929)	0.07 - 0.12	0.09
Forfeited	(1,587,742)	0.22-39.32	0.75
Balance at December 31, 2005	5,900,897	0.12-39.32	1.24

The weighted average grant date fair value of options issued during the years ended December 31, 2005, 2004, and 2003 was equal to $0.09, $0.26, and $0.24 per share, respectively. There were no option grants issued below fair market value during 2005, 2004 or 2003.

At December 31, 2005, 2004, and 2003, options to purchase approximately 5,237,432, 4,775,040, and 2,770,126 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.12 to $39.32. The following table summarizes information about stock options outstanding at December 31, 2005:

EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE FOR OPTIONS OUTSTANDING	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$ 0.12 - 3.93	5,212,947	6.9	4,549,482	$0.47
3.94 -7.86	597,000	5.1	597,000	5.83
7.87-11.79	61,750	2.5	61,750	8.95
11.80-15.72	5,000	1.7	5,000	14.73
15.73-19.66	5,500	4.6	5,500	18.81
19.67-23.59	3,000	0.2	3,000	20.00
23.60-27.52	0	0.0	0	0.00
27.53-31.45	3,000	4.0	3,000	30.25
31.46-35.38	0	0.0	0	0.00
35.39-39.32	12,700	2.0	12,700	39.14

	5,900,897	6.7	5,237,432	$1.24

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

On August 14, 2002, the Company completed a $1.6 million private placement of Series C Convertible Preferred Stock (“Series C Preferred Stock”), convertible at a conversion ratio of $0.38 per share of common stock into an aggregate of 4,184,211 shares of common stock. As part of the financing, the Company has also issued warrants to purchase an aggregate of 1,046,053 shares of common stock at an exercise price of $0.38 per share. As consideration for the $1.6 million private placement, the Company received approximately $1.4 million in cash and allowed certain debt holders to convert approximately $150,000 of debt and $50,000 accounts payable to equity. The Chief Information Officer of the Company, Anthony Pizi, converted $150,000 of debt owed to him into shares of Series C Preferred Stock and warrants. Both existing and new investors participated in the financing. The Company also agreed to register the common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants for resale under the Securities Act of 1933, as amended. The Company allocated the proceeds received from the sale of the Series C Preferred Stock and warrants to the preferred stock and the detachable warrants on a relative fair value basis, resulting in the allocation $1,271,000 to the Series C Preferred Stock and $329,000 to the detachable warrants. Based on the allocation of the proceeds, the Company determined that the effective conversion price of the Series C Preferred Stock was less than the fair value of the Company’s common stock on the date of issuance. As a result, the Company recorded a beneficial conversion feature in the amount of $329,000 based on the difference between the fair market value of the Company’s common stock on the closing date of the transaction and the effective conversion price of the Series C Preferred Stock. The beneficial conversion feature was recorded as a discount on the value of the Series C Preferred Stock and an increase in additional paid-in capital. Because the Series C Preferred Stock was convertible immediately upon issuance, the Company fully amortized such beneficial conversion feature on the date of issuance.

In connection with the sale of Series C Preferred Stock, the Company agreed with the existing holders of its Series A1 Convertible Preferred Stock (the “Series A1 Preferred Stock”) and the Series B1 Convertible Preferred Stock (the “Series B1 Preferred Stock”), in exchange for their waiver of certain anti-dilution provisions, to reprice an aggregate of 1,801,022 warrants to purchase common stock from an exercise price of $1.77 to $0.38. The Company entered into an Exchange Agreement with such holders providing for the issuance of 11,570 shares of Series A2 Convertible Preferred Stock (“Series A2 Preferred Stock”) and 30,000 Series B2 Convertible Preferred Stock (“Series B2 Preferred Stock”), respectively. Series A2 Preferred Stock and Series B2 Preferred Stock are convertible into an aggregate of 1,388,456 and 2,394,063 shares of the Company’s common stock at $8.33 and $12.53 per share, respectively. The exchange is being undertaken in consideration of the temporary release of the anti-dilution provisions of the Series A1 Preferred Stockholders and Series B1 Preferred Stockholders. Based on a valuation performed by an independent valuation firm, the Company recorded a deemed dividend of $293,000, to reflect the increase in the fair value of the preferred stock and warrants as a result of the exchange. (See “Stock Warrants” for fair value assumptions.) The dividend increased the fair value of the warrant liability. As of December 31, 2005, no warrants had been exercised.

On October 25, 2002, the Company effected an exchange of all of our outstanding shares of Series A2 Convertible Redeemable Preferred Stock (“Series A2 Preferred Stock”) and Series B2 Convertible Redeemable Preferred Stock (“Series B2 Preferred Stock”) and related warrants for an equal number of shares of newly created Series A3 Convertible Redeemable Preferred Stock (“Series A3 Preferred Stock”) and Series B3 Convertible Redeemable Preferred Stock (“Series B3 Preferred Stock”) and related warrants. This exchange was made to correct a deficiency in the conversion price from the prior exchange of Series A1 and B1 Preferred Stock and related warrants for Series A2 and B2 Preferred Stock and related warrants on August 29, 2002. The conversion price for the Series A3 Preferred Stock and the conversion price for the Series B3 Preferred Stock remain the same as the previously issued Series A1 and A2 Preferred Stock and Series B1 and B2 Preferred Stock, at $8.33 and $12.53, respectively. The exercise price for the aggregate 753,640 warrants relating to the Series A3 Preferred Stock (“Series A3 Warrants”) was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series A1 Preferred Stock. The exercise price for the aggregate 1,047,382 warrants relating to the Series B3 Preferred Stock (“Series B3 Warrants”) was increased from $0.38 to $0.40 per share which is a reduction from the $1.77 exercise price of the warrants relating to the Series B1 Preferred Stock. The adjusted exercise price was based on the closing price of the Company’s Series C Convertible Redeemable Preferred Stock and warrants on August 14, 2002, plus $0.02, to reflect accurate current market value according to relevant Nasdaq rules. This adjustment was made as part of the agreement under which the holders of the Company’s Preferred Stock agreed to waive their price-protection anti-dilution protections to allow the Company to issue the Series C Preferred Stock and warrants without triggering the price-protection anti-dilution provisions and excessively diluting its common stock. The Company may cause the redemption of the Series A3 Preferred Stock warrants and the Series B3 Preferred Stock warrants for $.0001 at any time if the closing price of the Company’s common stock over 20 consecutive trading days is greater than $5.00 and $7.50 per share, respectively. The holders of the Series A3 and Series B3 Warrants may cause the warrants to be redeemed for cash at the difference between the exercise price and the fair market value immediately preceding a redemption event as defined in the contract. As such, the fair value of the warrants at issuance has been classified as a warrant liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. As of December 31, 2005, no warrants have been exercised and the fair value of the liability is $0.

Under the terms of the agreement, the Company is authorized to issue equity securities in a single or series of financing transactions representing aggregate gross proceeds to the Company of approximately $5 million, or up to an aggregate 17,500 shares of common stock, without triggering the price-protection anti-dilution provisions in the Series A3 Preferred Stock and B3 Preferred Stock and related warrants. In exchange for the waiver of these price-protection anti-dilution provisions, the Company repriced the warrants as described above and have agreed to issue on a pro rata basis up to 4,600 warrants to the holders of Series A3 Preferred Stock and Series B3 Preferred Stock at such time and from time to time as the Company closes subsequent financing transactions up to the $5 million issuance cap or the 17,500 share issuance cap. As a result of the Series C Preferred Stock financing, which represented approximately $1.6 million of the Company’s $5 million in allowable equity issuances, the Company is obligated to issue an aggregate of 1,462,801 warrants at an exercise price of $0.40 per share to the existing preferred stockholders. The warrants were issued on December 31, 2002 and had a fair value of $373,000, which was recorded as a dividend to, Preferred stockholders. As a result of the Series D preferred Stock financing which represented approximately $3.5 million against the allowable equity issuances, the Company was obligated to issue an aggregate of 3,048,782 warrants at an exercise price of $0.40 per share to the existing Series A3 and Series B3 preferred shareholders. The warrants were issued on October 8, 2003 and had a fair value of $1,062,000, which was recorded as a deemed dividend to preferred stockholders. Additionally, the Company has agreed to issue a warrant to purchase common stock to the existing preferred stockholders on a pro rata basis for each warrant to purchase common stock that the Company issues to a third-party lender in connection with the closing of a qualified loan transaction. The above referenced warrants will have the same exercise price as the exercise price of the warrant, or equity security, that the Company issues in connection with the Company’s subsequent financing or loan transaction or $0.40, whichever is greater. These warrants are not classified as a liability under EITF 00-19.

During 2005 and 2004 there were 456 shares of preferred stock converted into 1,351,112 shares of the Company's common stock and 4,686 shares of preferred stock converted into 7,037,451 shares of the Company’s common stock, respectively. There were 1,571 shares of the Series A3 Preferred Stock and 30,000 shares of Series B3 Preferred Stock, 991 shares of Series C Preferred Stock, and 1,061 shares of Series D Preferred Stock outstanding at December 31, 2005.

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

During December 2000, the Company issued a commercial lender rights to purchase up to 172,751 shares of the Company's common stock at an exercise price of $4.34 in connection with a new credit facility. The warrants were valued at $775,000 or $4.49 per share and were exercisable until December 28, 2004. As of the date of expiration, no warrants were exercised.

Increase in Capital Stock:

In July 2003, the stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of Common Stock that the Company is authorized to issue from 60,000,000 to 85,000,000.

NOTE 14. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its U.S. employees - the Level 8 Systems 401(k). Under the terms of the Plan, the Company provides a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible Level 8 plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions to the Plan included in the Consolidated Statement of Operations totaled $30,000, $54,000, and $14,000 for the years ended December 31, 2005, 2004, and 2003, respectively. On December 1, 2005 the company suspended further contributions to the defined contribution plan.

The Company also had employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. The Company no longer maintains foreign subsidiaries.

NOTE 15. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2005, two customers accounted for 52.4% and 13.0% of operating revenues. In 2004, five customers accounted for 24.6%, 22.4%, 13.5%, 11.8% and 11.4% of operating revenues. In 2003, three customers accounted for 42.1%, 19.5% and 12.7% of operating revenues.

NOTE 16. FOREIGN CURRENCIES

As of December 31, 2005, the Company had $0 of U.S. dollar equivalent cash and trade receivable balances denominated in foreign currencies.

The Company’s net foreign currency transaction losses/ (gains) were $(23,000), $13,000, and $31,000 for the years ended 2005, 2004, and 2003, respectively.

NOTE 17. SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

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

The table below presents information about reported segments for the twelve months ended December 31, 2005, 2004 and 2003 (in thousands):
	For the year ended December 31,
	2005			2004			2003
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$760	$25	$785	$707	$68	$775	$466	$64	$530
Total cost of revenue	1,188	--	1,188	5,662	213	5,875	5,371	62	5,433
Gross margin (loss)	(428)	25	(403)	(4,955)	(145)	(5,100)	(4,905)	2	(4,903)
Total operating expenses	2,536	119	2,655	3,348	373	3,721	4,999	256	5,255
Segment profitability (loss)	$(2,964)	$(94)	$(3,058)	$(8,303)	(518)	(8,821)	$(9,904)	$(254)	$(10,158)

A reconciliation of segment operating expenses to total operating expense follows (in thousands):

	2005	2004	2003
Segment operating expenses	$2,655	$3,721	$5,255
Write-off of intangible assets	--	587	--
(Gain)Loss on disposal of assets	--	(5)	415
Restructuring, net	--	--	(834)
Total operating expenses	$2,655	$4,303	$4,836

A reconciliation of total segment profitability to loss before income taxes for the fiscal years ended December 31(in thousands):

	2005	2004	2003
Total segment profitability (loss)	$(3,058)	$(8,821)	$(10,158)
Write-off of intangible assets	--	(587)	--
Gain/(loss) on disposal of assets	--	5	(415)
Restructuring	--	--	834
Interest and other income/(expense), net	(623)	(328)	(135)
Net loss before provision for income taxes	$(3,681)	$(9,731)	$(9,874)

The following table presents a summary of long-lived assets by segment as of December 31 (in thousands):

	2005	2004
Desktop Integration	$10	$15
Messaging/Application Engineering	-	-

Total assets	$10	$15

The following table presents a summary of revenue by geographic region for the years ended December 31(in thousands):

	2005	2004	2003

Denmark	$-	$7	$32
Italy	2	4	18
United Kingdom	-	1	-
USA	783	762	476
Other	-	1	4

	$785	$775	$530

Presentation of revenue by region is based on the country in which the customer is domiciled. As of December 31, 2005, 2004 and 2003, all of the long-lived assets of the Company are located in the United States. The Company reimburses the Company’s foreign subsidiaries for their costs plus an appropriate mark-up for profit. Intercompany profits and losses are eliminated in consolidation.

NOTE 18. RELATED PARTY INFORMATION

Liraz Systems Ltd. guarantees certain debt obligations of the Company. In November 2005, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until October 30, 2006. The Company issued 2,400,000 shares of common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share to Liraz in exchange for this debt extension. In 2004, the

Company and Liraz also agreed to extend the guarantee and maturity of the debt obligation until November 2005. The Company agreed to issue Liraz 3,942,000 shares of stock for that extension. (See Note 10.)

From time to time during 2005 and 2004, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Executive Officer and current Chief Information Officer. The Notes bear interest at 1% per month and are unsecured. At December 31, 2005, the Company was indebted to Mr. Pizi in the amount of $9,000.

Convertible Promissory Notes: Directors and executive officers made the following loans to the Company for convertible promissory notes: On April 12, 2004, the Company entered into a convertible promissory note with Mr. Pizi. The note, in the face amount of $100,000, bears interest at 1% per month and is convertible into common stock of the Company at a conversion rate of $0.37 per share. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company’s common stock at $0.37 per share.

In June 2004, the Company entered into a convertible promissory note with Mr. Pizi. The note, in the face amount of $112,000, bears interest at 1% per month and is convertible into 560,000 shares of the Company’s common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which is convertible into 90,118 shares of the Company’s common stock and warrants to purchase 90,118 shares of the Company’s common stock at $0.17 per share.

In March 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Mark Landis in the amount of $125,000. Mr. Landis is the Company’s Chairman of the Board and Mr. and Mrs. Landis are parents-in-law to Mr. Pizi, the Company’s Chief Information Officer. Under the terms of the note, the loan bears interest at 1% per month, and is convertible into 446,429 shares of Level 8 common stock and warrants to purchase 446,429 shares of Level 8 common stock exercisable at $0.28 per share.

In June 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $125,000. Under the terms of the note, the loan bears interest at 1% per month and is convertible into 781,250 shares of Level 8 common stock and warrants to purchase 781,250 shares of Level 8 common stock exercisable at $0.16 per share.

In October 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10 per share.

In November 2004, the Company entered into a convertible promissory note with Mark and Carolyn Landis, in the amount of $150,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08 per share.

In June 2004, the Company entered into a convertible promissory note with Fredric Mack, a former director of Level 8, in the amount of $125,000. Under the terms of the note, the loan bears interest at 1% per month, and is convertible into 390,625 shares of Level 8 common stock and warrants to purchase 390,625 shares of Level 8 common stock exercisable at $0.32 per share.

In April 2005, the Company entered into a convertible promissory note with Bruce Miller, a director of Level 8, in the amount of $30,000. Under the terms of the note, the loan bears interest at 1% per month and is convertible into 428,571 shares of Level 8 common stock.

In July 2004, the Company entered into a convertible promissory note with Nicholas Hatalski, who until July 22, 2005 (during the period when the terms of the recapitalization merger were being negotiated and at the time of approval of the recapitalization merger by our board of directors), was a director of Level 8, in the amount of $25,000. Under the terms of the note, the loan bears interest at 1.5% per month and is convertible into 78,125 shares of Level 8 common stock and warrants to purchase 78,125 shares of Level 8 common stock exercisable at $0.32 per share.

All of such warrants expire three years from date of grant.

Senior Reorganization Notes. From March 2004 to April 2005, directors and executive officers made the following loans to us for Senior Reorganization Notes: Mr. Pizi holds $423,333 of Senior Reorganization Notes, which may be converted into warrants to purchase an additional 57,165,993 shares of Level 8 common stock at a purchase price of $0.002 per share.

Mr. Landis holds $327,860 of Senior Reorganization Notes, which may be converted into warrants to purchase an additional 44,234,523 shares of Level 8 common stock at an exercise price of $0.002 per share.

Mr. Mack holds, together with his affiliates, $88,122 of Senior Reorganization Notes, which may be converted into warrants to purchase an additional 44,234,523 shares of Level 8 common stock at a purchase price of $0.002 per share.

Mr. Miller holds, together with his affiliates, $77,706 of Senior Reorganization Notes, which may be converted into warrants to purchase an additional 11,459,727 shares of Level 8 common stock at a purchase price of $0.002.

John Broderick, Chief Executive Officer and Chief Financial Officer of Level 8, holds $2,300 of Senior Reorganization Notes, which may be converted into warrants to purchase 333,333 shares of Level 8 common stock at a purchase price of $0.002 per share, and options to purchase 1,099,200 shares of common stock under the Level 8 stock option plan that will convert into options to purchase Cicero common stock.

Such warrants are only issuable upon approval of the recapitalization merger, and are to be automatically exercised in connection with the consummation of the recapitalization merger.

Convertible Bridge Notes. From July to December 2005, directors and executive officers made the following loans to the Company for Convertible Bridge Notes:

Mr. Pizi holds $85,000 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 3,400,000 shares of Cicero common stock.

Mr. Landis holds $213,000 of Convertible Bridge Notes as of December 31, 2005, which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 8,520,000 shares of Cicero common stock.

Mr. Mack holds, together with his affiliates, $74,000 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 2,960,000 shares of Cicero common stock.

Mr. Miller holds, together with his affiliates, $90,000 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 3,600,000 shares of Cicero common stock.

Bruce Hasenyager, a member of our Board of Directors, holds $4,061 of Convertible Bridge Notes which bear interest at 10% and mature on September 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 162,425 shares of Cicero common stock.

Bruce Percelay, a member of our Board of Directors, holds $100,000 of Convertible Bridge Notes which bear interest at 10% and mature on December 15, 2005. Upon consummation of the recapitalization merger, these notes will automatically convert into 4,000,000 shares of Cicero common stock.

NOTE 19. RESTRUCTURING CHARGES

As part of the Company’s plan to focus on the emerging desktop integration marketplace with its new Cicero product, the Company completed substantial restructurings in 2002. At December 31, 2002, the Company’s accrual for restructuring was $772,000, which was primarily comprised of excess facility costs. As more fully discussed in Note 21 Contingencies, subsequent to September 30, 2003, the Company settled litigation relating to these excess facilities. Accordingly, the Company has reversed the restructuring balance, as of September 30, 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $247,000 and matures December 2007. The Company assessed the probability of liability under the recourse provisions using a probability weighted cash flow analysis and has recognized a long-term liability in the amount of $131,000.

NOTE 20. COMMITMENTS

Lease Commitments: The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 were as follows (in thousands):
Lease Commitments
2006	$56
2007	56
$112

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $122,000, $197,000, and $586,000, respectively. As of December 31, 2005 and 2004, the Company had no sublease arrangements. Sublease income for the year ended December 31, 2003 was $241,000.

Royalty Commitments: The Company is obligated under a royalty sharing agreement with Merrill Lynch to pay a royalty of 3% of the sales price for each sale of Cicero or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20 million.

NOTE 21. CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000 and it matures in December 2007. We assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and have recognized a long-term liability in the amount of $131,000.

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors. The amount in dispute was approximately $200,000 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation. Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company is in the process of negotiating a series of payments for the remaining liability of approximately $80,000.

In March 2004, we were served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247,000. In October 2004, we reached a settlement agreement wherein we agreed to pay $160,000 over a 24-month period ending October 2006.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65,000. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200,000, in accounts payable, over a 20-month period ending July 2006.

In April 2005, we were notified that Critical Mass Mail, Inc had filed a claim against us for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed that Critical Mass Mail, Inc, failed to deliver certain assets and other documents under the same Asset purchase agreement. We had already reserved the potential liability under the Agreement as part of the asset purchase accounting. On March 1, 2006, Critical Mass Mail amended their complaint and is seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued in the Asset Purchase. We believe that the probability of an unfavorable outcome is remote and accordingly, we have not reserved for this contingency.

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

NOTE 22.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2005:
Net revenues	$153	$461	$84	$87
Gross margin/(loss)	(179)	106	(201)	(129)
Net loss .	(1,031)	(738)	(943)	(969)
Net loss/share -basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

2004:
Net revenues	$83	$250	$173	$269
Gross margin/(loss)	(1,020)	(3,819)	(217)	(44)
Loss from continuing operations	(2,627)	(4,787)	(1,204)	(1,113)
Loss discontinued operations	(9)	(7)	(7)	(7)
Net loss .	(2,636)	(4,794)	(1,211)	(1,120)
Net loss/share continuing operations - basic and diluted	$(0.09)	$(0.14)	$(0.03)	$(0.02)
Net loss/share discontinued operations -- basic and diluted	--	--	--	--
Net loss/share -basic and diluted	$(0.09)	$(0.14)	$(0.03)	$(0.02)

NOTE 23. SUBSEQUENT EVENTS

As of December 31, 2005, the Company has raised a total of $1,760,000 from the Convertible Bridge Notes. Since then, the Company has raised an additional $275,000. If the merger proposal is not approved, the Notes will immediately become due and payable. The Company filed its preliminary Form S-4 with the Securities and Exchange Commission on February 15, 2005 and its amendment to the Form on December 5, 2005. The Company will file an additional amendment to the Forms S-4 in March 2006.

On March 7, 2006, Mr. Fredric Mack resigned from the Company’s Board of Directors. Mr. Mack’s resignation did not involve a disagreement with Level 8 Systems, Inc. on any matter relating to the Company’s operations, policies, or practices.