Form 10-Q
period 2006-03-31
LEVEL 8 SYSTEMS INC
filed 2006-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ྑ Accelerated Filer ྑ Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

48,039,947 common shares, $.001 par value, were outstanding as of May 12, 2006.

Level 8 Systems, Inc.

Part I. Financial Information
Item 1. Financial Statements

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24	$29
Assets of operations to be abandoned	133	131
Trade accounts receivable, net	95	18
Prepaid expenses and other current assets	33	53
Total current assets	285	231
Property and equipment, net	14	10
Total assets	$299	$241
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior reorganization debt	$2,559	$2,559
Convertible bridge notes	2,185	1,760
Short-term debt	3,477	3,481
Accounts payable	2,579	2,528
Accrued expenses:
Salaries, wages, and related items	1,012	1,036
Other	2,391	2,193
Liabilities of operations to be abandoned	494	490
Deferred revenue	57	78
Total current liabilities	14,754	14,125
Long-term debt	135	131
Senior convertible redeemable preferred stock	1,061	1,061
Total liabilities	15,950	15,317
Stockholders' (deficit):
Preferred stock	--	--
Common stock	48	48
Additional paid-in-capital	210,594	210,594
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(226,291)	(225,715)
Total stockholders' (deficit)	(15,651)	(15,076)
Total liabilities and stockholders' (deficit)	$299	$241

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Software	$107	$89
Maintenance	40	33
Services	134	31
Total operating revenue	281	153

Cost of revenue
Software	4	4
Maintenance	74	100
Services	128	228
Total cost of revenue	206	332

Gross margin (loss)	75	(179)

Operating expenses:
Sales and marketing	96	224
Research and product development	147	264
General and administrative	223	248
(Gain) on disposal of asset	(1)	--
Total operating expenses	465	736
Loss from operations	(390)	(915)

Other income (expense):
Interest expense	(182)	(124)
Other income/(expense)	(4)	8
Loss before provision for income taxes	(576)	(1,031)
Income tax provision	--	--

Net loss	$(576)	$(1,031)

Net loss per share applicable to common shareholders—basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding -- basic and diluted	48,016	43,412

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(576)	$(1,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	3
Stock compensation expense	--	8
Provision for doubtful accounts	--	(12)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	(77)	38
Assets and liabilities - discontinued operations	2	(11)
Prepaid expenses and other assets	20	59
Accounts payable and accrued expenses	168	307
Deferred revenue	(21)	(9)
Net cash used in operating activities	(481)	(648)

Cash flows from investing activities:
Purchases of equipment	(7)	--

Cash flows from financing activities:
Borrowings under credit facility, term loans, notes payable	482	632
Repayments of term loans, credit facility and notes payable	--	(30)
Net cash provided by financing activities	482	602
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	(5)	(45)
Cash and cash equivalents:
Beginning of period	29	107
End of period	$24	$62

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Net loss	$(576)	$(1,031)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	1
Comprehensive loss	$(575)	$(1,030)

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Level 8 Systems, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $3,681,000 and $9,761,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the three months ended March 31, 2006, the Company incurred a loss of $576,000 and had a working capital deficiency of $14,469,000. The Company’s future revenues are entirely dependent on acceptance of Cicero software, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with customers that have expressed an interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the market’s lack of knowledge of Cicero as well as customer concerns about the financial viability of the Company. Cicero is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero’s integration occurs at the desktop without the need to open or modify the underlying code for those applications being integrated. Many companies are not aware of this new technology and tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by increased marketing and by leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the first three months of 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,500,000 during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has entered into several Convertible Bridge Notes with a consortium of investors.

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

Stock-Based Compensation

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123(R), “Share-Based Payment”, using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts. Prior to January 1, 2006, we accounted for all of our stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation expense related to stock options or our stock purchase plans was reflected in Net Earnings/(Loss) prior to January 1, 2006. We did however recognize stock compensation expense for stock awards made to non employees under SFAS 123. SFAS 123R requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Prior to January 1, 2006, the benefit resulting from disqualifying dispositions of incentive stock options will not be recognized until the net operating loss carryforwards related to these deductions can be used. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

Underwater, or out-of-the-money, options are considered to be anti-dilutive, in that it would be illogical for option holders to exercise options at a price higher than what it would cost them to buy shares on the open market. During the three months ended March 31, 2006 and 2005, all stock options were underwater, or out-of- the money. As a result, there was no cash received for exerciseable stock options and no income tax benefit recognized for the three months ended March 31, 2006.

The following table sets forth certain information as of March 31, 2006, about shares of the Company’s common stock, par value $.001 (the “Common Stock”) outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s Equity Compensation Plans.

Shares
Outstanding on January 1, 2006	5,900,897
Granted	--
Exercised	--
Forfeited	(340,000)
Outstanding on March 31, 2006	5,560,897

Weighted average exercise price of outstanding options	$1.14
Shares available for future grants on March 31, 2006	2,753,560

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. SENIOR REORGANIZATION DEBT

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time exercise of their existing warrants at an exercise price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the offer, which expired on December 31, 2004, warrant holders who lend an amount equal to their exercise price and received a Senior Reorganization Note in exchange. As of December 31, 2005, the Company had raised $2,559,000. Upon approval of the recapitalization merger by the Company’s shareholders these Notes would be cancelled, and the existing warrants deemed exercised. In addition, those warrant holders who elected to lend the Company the first $1 million would receive additional replacement warrants, Early Adopter Warrants, at a ratio of 2:1 for each existing warrant in respect of which they lent the exercise price, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each lender in the Note and Warrant Offering would receive additional warrants automatically exercisable into shares of Cicero common stock. If the merger proposal is not approved, the Notes will immediately become due and payable.

The Company has revised its plans to effect a recapitalization merger as contemplated by the filing of its S-4 registration statement. As a result, the Company has decided to pursue a Consent Solicitation from its shareholders to effect the recapitalization by amending its certificate of incorporation rather than to proceed with the recapitalization merger. The Company will also obtain consent from the Senior Note holders that the trigger event for conversion of their Notes and warrants is effectiveness of the recapitalization and for the additional warrants to be exercised for shares of Level 8 common stock rather than Cicero. Should the consent solicitation fail to garner the required approval, the Notes will immediately become due and payable.

NOTE 4. CONVERTIBLE BRIDGE DEBT

In 2005, the Company entered into several Convertible Bridge Notes to a consortium of investors. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. The conversion rate on the Notes is $0.025. As of December 31, 2005, the Company had raised

$1,760,000 of Convertible Bridge Notes and as of March 31, 2006 the Company has raised an additional $425,000 for a total of $2,185,000. If the merger proposal is not approved, the Notes will immediately become due and payable.

The Company intends to obtain consent from the holders of the convertible bridge debt to amend the trigger event for conversion of their Convertible Bridge Notes to the effectiveness of the recapitalization and for the Convertible Bridge Notes to be convertible into shares of Level 8 common stock rather than Cicero.

NOTE 5. SHORT TERM DEBT

Notes payable, long-term debt, and notes payable to related party consist of the following:
(dollars in thousands)	March 31, 2006	December 31, 2005
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	9	9
Notes payable (c)	505	509
Short term convertible note (d)	265	265
Short term convertible note, related party (e)	727	727
	$3,477	$3,481

(a)
The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 5.69% at March 31, 2006). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matures on October 30, 2006.

(b)
From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi. As of March 31, 2006, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

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

(d)
The Company entered into convertible notes with private lenders. The notes bear interest between 12% and 24% per annum and allow for the conversion of the principal amount due into common stock of the Company. In April 2005, the Company entered into a convertible loan in the amount of $30,000 with Mr. Bruce Miller, a member of the Company’s Board of Directors. Under the terms of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share. In May 2004, the Company entered into convertible loans aggregating $185,000 from several investors. Under the terms of these agreements, the loans bear interest between 1% and 1.5% per month and are convertible upon the option of the note holder into an aggregate of 578,125 shares of our common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire three years from grant. Also in March 2004, the Company entered into a convertible loan with another investor in the amount of $50,000. Under the terms of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at an exercisable price of $0.37 per share. All such warrants expire three years from the date of grant.

(e)
The Company entered into convertible promissory notes with Anthony Pizi, the Company’s Information Officer and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, and Mr. Landis is the Company’s Chairman of the Board of Directors. In April 2004, the Company entered into a convertible loan agreement with Mr. Pizi in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. In June 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which bears interest at 1% per month and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. All such warrants expire three years from the date of grant.

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

NOTE 6. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first three months of fiscal year 2006 or 2005. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 7. LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock.

The following table sets forth the reconciliation of net loss to loss available to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005

Net loss applicable to common stockholders, as reported	$(576)	$(1,031)
Basic and diluted loss per share:
Net loss per share applicable to common shareholders	$(0.01)	$(0.02)

Weighted common shares outstanding - basic and diluted	48,040	43,412

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	March 31,
	2006	2005
Stock options, common share equivalent	5,560,897	7,258,647
Warrants, common share equivalent	19,376,075	19,953,406
Preferred stock, common share equivalent	8,504,611	9,855,723
	33,441,583	37,067,776

NOTE 8. SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

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

The table below presents information about reported segments for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$279	$2	$281	$148	$5	$153
Total cost of revenue	206	--	206	332	--	332
Gross margin (loss)	73	2	75	(184)	5	(179)
Total operating expenses	444	22	466	706	30	736
Segment profitability (loss)	$(371)	$(20)	$(391)	$(890)	$(25)	$(915)

A reconciliation of total segment operating expenses to total operating expenses for the three months ended March 31(in thousands):

	Three Months Ended March 31,
	2006	2005
Total segment operating expenses	$466	$736
(Gain) on disposal of asset	(1)	--
Total operating expenses	$465	$736

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the quarters ended March 31 (in thousands):

	Three Months Ended March 31,
	2006	2005
Total segment profitability (loss)	$(391)	$(915)
Gain on disposal of asset	1	--
Interest and other income/(expense), net	(186)	(116)
Total loss before income taxes	$(576)	$(1,031)

The following table presents a summary of assets by segment (in thousands):

	March 31,
	2006	2005
Desktop Integration	$14	$12
Messaging and Application Engineering	--	--
Total assets	$14	$12

NOTE 9. CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a

breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $216,000 and matures in December 2007. We assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and have recognized a long-term liability in the amount of $131,000.

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

In March 2004, we were served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute was approximately $247,000. In October 2004, we reached a settlement agreement wherein we agreed to pay $160,000 over a 24-month period ending October 2006.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default was approximately $65,000. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200,000, and is included in accounts payable, over a 31-month period ending October 2007.

In March 2005, we were notified that EM Software Solutions, Inc. is seeking damages amounting to approximately $300,000 resulting from alleged misrepresentations made by us as part of the sale of the Geneva Enterprise Integrator asset sale in December 2002. The basis of the claim involves EM Software’s inability to secure renewals on maintenance contracts. We disagree with this allegation, will aggressively defend our position and accordingly, have not reserved for this contingency. There has been no further communication from EM Software Solutions, Inc. on this matter.

In April 2005, we were notified that Critical Mass Mail, Inc had filed a claim against us for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed that Critical Mass Mail, Inc, failed to deliver certain assets and other documents under the same Asset purchase agreement. We had already reserved the potential liability under the Agreement as part of the asset purchase accounting. On March 1, 2006, Critical Mass Mail amended their complaint and is seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued in the Asset Purchase. Although our legal counsel is unable to predict the outcome of this matter, we believe that the probability of an unfavorable outcome is remote based upon the facts as presented and accordingly, we have not reserved for this contingency.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Level 8 Systems, Inc. is a provider of business integration software, known as Cicero, which enables organizations to integrate new and existing information and processes at the desktop. Our Cicero business integration software addresses the emerging need for a companies’ information systems to deliver enterprise-wide views of the company's business information processes.

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

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three months ended March 31, 2006 and 2005 (in thousands):
	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$279	$2	$281	$148	$5	$153
Total cost of revenue	206	--	206	332	--	332
Gross margin (loss)	73	2	75	(184)	5	(179)
Total operating expenses	444	22	466	706	30	736
Segment profitability (loss)	$(371)	$(20)	$(391)	$(890)	$(25)	$(915)

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005.

Total Revenues. Total revenues increased $128,000, or 83.7%, from $153,000 to $281,000, for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. The increase in revenues is due to additional licenses purchased by an existing customer and as a result of integration services purchased by another customer relating to Cicero software.

Total Cost of Revenue. Total cost of revenue decreased $126,000, or 38%, from $332,000 to $206,000, for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. The decrease is due to the reduction of three full time employees, and the associated overheads.

Total Gross Margin. Gross margin was $75,000, or 26.7%, for the three months ended March 31, 2006 as compared to the gross loss of ($179,000), or (117)% for the three months ended March 31, 2005. The positive change in the gross margin as a percentage of revenues is due to the increase in Service revenue as well as the decrease in cost of services due to the loss of one headcount as well as the reallocation of headcount, and the associated overheads.

Total Operating Expenses. Total operating expenses decreased $271,000, or 36.8% from $736,000 to $465,000 for the three months ended March 31, 2006, as compared with the three months ended March 31, 2005. The decrease in total operating expenses is due to the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Segments. Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

Desktop Integration Segment.
Total Revenues. Total Desktop Integration System revenue increased approximately $131,000, or 88.5% from $148,000 to $279,000 for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. The increase in revenues is due to additional licenses purchased by an existing customer and also from integration services purchased by another customer relating to Cicero software.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $126,000, or 38% from $332,000 to $206,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. The primary costs of revenues is royalty payments based on a percentage of software sales, personnel costs and related overhead for maintenance revenue, and personnel costs and related overhead, and travel expenses associated with the generation of service revenue. The primary reason for the decrease in cost of revenues was the reduction in headcount and associated overheads.

Gross Margin (loss). Gross loss decreased from a loss of $184,000 to a margin of $73,000 for the three months ended March 31, 2005 as compared with the three months ended March 31, 2006.

Total Operating Expenses. Total operating expenses decreased $262,000, or 37.1% from $706,000 to $444,000 for the three months ended March 31, 2005 as compared with the three months ended March 31, 2006. The decrease in total operating expenses is due to the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Messaging and Application Engineering Segment.
Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $3,000 or 60% from $5,000 to $2,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. The decrease in total Messaging and Application Engineering revenue was not significant.

Total Cost of Revenues. Messaging and Application Engineering did not incur cost of revenues for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

Gross Margin (loss). Gross margin decreased from $5,000 to $2,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005.

Total Operating Expenses. Total operating expenses decreased $8,000, or 26.7% from $30,000 to $22,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. The decrease in total operating expenses was the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets. Segment profitability (loss) for the three months ended March 31, 2006 was approximately ($391,000) as compared to ($915,000) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, and gain or loss on sale of assets is primarily attributable to the reduction in headcount and associated overheads.

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

Software Products.
Software Product Revenue. Software product revenue increased approximately $18,000, or 20.2% from $89,000 to $107,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. The Desktop Integration segment accounted for approximately 99% of total software product revenue for the three months ended March 31, 2006. The Messaging and Application Engineering segment accounted for 1% of total software product revenues for the same period.

Software Product Gross Margins. The gross margin on software products for the three months ended March 31, 2006 was 96.3 % as compared to the gross margin of 95.5% for the three months ended March 31, 2005 and reflects the accrual of royalty payments offset by revenues. Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue. Maintenance revenue for the three months ended March 31, 2006 increased by approximately $7,000, or 21.2%, from $33,000 to $40,000 as compared to three months ended March 31, 2005. The increase in overall maintenance revenues is due to the maintenance contract for the Cicero product within the Desktop Integration segment which occurred in the second quarter of 2005 and being amortized over twelve months. The Desktop Integration segment accounted for approximately 95% of total maintenance revenue for the quarter ended March 31, 2005.

The percentage of total maintenance revenues for the Messaging and Application Engineering segment decreased from 9% for the three months ended March 31, 2005 to 5% for the three months ended March 31, 2006. The decrease is attributed to the concentration of the Company on the Cicero product and the decrease in the need to provide maintenance services to other products.

Maintenance Gross Margin. Gross margin (loss) on maintenance products for the three months ended March 31, 2006 was (85)% compared with (203)% for the three months ended March 31, 2005. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products and the reduction of gross margin (loss) is due to the reduction in headcount.

Services.
Services Revenue. Service revenue increased $103,000, or 332.3%, from $31,000 to $134,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. The increase in service revenues is a result of integration services purchased by another customer relating to Cicero software. Approximately 100% of services revenues are directly related to the Desktop Integration Segment. There were no services revenues related to the Messaging and Application Segment for the three months ended March 31, 2006 and March 31, 2005. Revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should continue to be insignificant as the majority of the relevant products are commercial off-the-shelf applications and therefore do not require any significant service labor to install.

Services Gross Margin. Services gross margin was 4.5% for the three months ended March 31, 2006 compared with gross margin (loss) of (635.5)% for the three months ended March 31, 2005. The increase in gross margin was primarily attributable to the increase in service billings noted above.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2006 decreased by approximately $128,000, or 57.1%, from $224,000 to $96,000 as compared with the three months ended March 31, 2005. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increased variable success-based costs.

All sales and marketing expense are related to the Desktop Integration segment.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $117,000, or 44.3%, from $264,000 to $147,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease in costs for the quarter reflects the reduction in headcount by three employees, plus associated overheads.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the three months ended March 31, 2006 decreased by approximately $25,000, or 10.1%, over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2006 or 2005. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $24,000 at March 31, 2006 from $29,000 at December 31, 2005.

The Company utilized $5,000 of cash for the three months ended March 31, 2006.

Net cash used by Operating Activities. Cash used by operations for the three months ended March 31, 20006 was $481,000 of cash compared with $648,000 used by operations for the three months ended March 31, 2005. Cash used for the three months ended March 31, 2006 was primarily comprised of the loss from operations of approximately $576,000, offset by non-cash charges for depreciation and amortization of approximately $3,000. In addition, the Company’s cash increased by $20,000 from the reduction in prepaid expenses and other assets respectively, and approximately $168,000 for the increase in accounts payable and accrued expenses from vendors for services rendered.

Net cash used for Investing Activities The Company bought $7,000 of equipment for the quarter ended March 31, 2006.

Net cash provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2006 was approximately $$482,000 as compared with approximately $602,000 for the three months ended March 31, 2005. Cash provided from financing activities for the three months ended March 31, 2006 was comprised primarily of the extension of the Convertible Bridge Notes.

Liquidity

The Company funded its cash needs during the quarter ended March 31, 2006 with cash on hand from December 31, 2005 and with the cash realized from Convertible Bridge Notes. From July 2005 through March 2006, the Company entered into several Convertible Bridge Notes with a consortium of investors. As of March 31, 2006, the Company had raised $2,185,000 of Convertible Bridge Notes. Under the terms of these Notes, holders will convert their Notes into 88,135,079 shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. If the recapitalization is not effected, the Notes will immediately become due and payable. As described above, the Company has decided to seek a Consent Solicitation to amend its charter to increase its authorized shares rather than to proceed with the recapitalization merger. If approved, the Convertible Bridge Notes will convert into 88,135,079 shares of Level 8 Systems common stock.

The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 5.69% at March 31, 2006), interest on which is payable quarterly. There are no financial covenants. In November 2005, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, and to extend the maturity date on the loan to October 30, 2006. In consideration for the extension of the guaranty, the Company issued 2,400,000 shares of its common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share.

In April 2005, the Company borrowed $30,000 from Mr. Bruce Miller, a member of the Company’s Board of Directors pursuant to a convertible loan agreement. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share.

From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi. As of March 31, 2006, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

In May 2004, the Company entered into convertible loans aggregating $185,000 from several investors. Under the terms of these agreements, the loans bear interest between 1% and 1.5% per month and are convertible upon the option of the note holder into an aggregate of 578,125 shares of our common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire three years from grant. Also in March 2004, the Company entered into a convertible loan in the amount of $50,000. Under the terms of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at an exercisable price of $0.37 per share. All such warrants expire three years from the date of grant.

The Company entered into convertible promissory notes with Anthony Pizi, the Company’s Information Officer and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, and Mr. Landis is the Company’s Chairman of the Board of Directors. In April 2004, the Company entered into a convertible loan agreement with Mr. Pizi in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. In June 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which bears interest at 1% per month and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. All such warrants expire three years from the date of grant.

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

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time exercise of their existing warrants at an exercise price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the offer, which expired on December 31, 2004, warrant holders who lend an amount equal to their exercise price and received a Senior Reorganization Notein exchange. As of December 31, 2005 the Company had raised $2,559,000. Upon approval of the recapitalization merger by the Company’s shareholders these Notes would be cancelled, and the existing warrants deemed exercised. In addition, those warrant holders who elected to lend the Company the first $1 million would receive additional replacement warrants Early Adopter Warrants, at a ratio of 2:1 for each existing warrant in respect of which they lent the exercise price,, with a strike price of $0.10 per share. In addition, upon approval of the recapitalization merger, each lender in the Note and Warrant Offering would receive additional warrants automatically exercisable into shares of Cicero common stock. If the merger proposal is not approved, the Notes will immediately become due and payable.

The Company has incurred losses of approximately $3,681,000 and $9,731,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the three months ended March 31, 2006 the Company incurred an additional loss of approximately $576,000 and has a working capital deficiency of approximately $14,469,000. The Company’s future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months [and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.] These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the first three months of 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,500,000 during the next twelve months to maintain planned operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

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

Part II. Other Information

Item 1. Legal Proceedings

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65,000. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200,000 over a 31-month period ending October 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2005, the Company entered into several Convertible Bridge Notes with a consortium of investors. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger at a conversion rate of $0.025. As of December 31, 2005, the Company had raised $1,760,000 of Convertible Bridge Notes and as of March 31, 2006 the Company had raised an additional $425,000. If the merger proposal is not approved, the Notes will immediately become due and payable. The Company has decided to pursue a Consent Solicitation from its shareholders to approve an amendment in the Company’s charter to increase its authorized shares rather than to proceed with the recapitalization merger. The Company will also obtain consent solicitation from the Senior Note holders that the qualifying event for conversion of their Notes and warrants is the successful amendment of the Company’s charter and that their pro rata shares of Level 8 common stock will be substituted or their anticipated shares of Cicero, Inc. Should the consent solicitation fail to garner the required approval, the Notes will immediately become due and payable.

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

(b) Reports on Form 8-K

On January 10, 2006, Mr. Bruce Percelay was elected by the Board of Directors to serve as a member of the Board of Directors of Level 8 Systems, Inc.

On March 9, 2006, the Company reported the resignation of Mr. Fredric Mack from the Board of Directors.

On May 12, 2006, Mr. John W., “Rick,” Atherton was elected by the Board of Directors to serve as a member of the Board of Directors of Level 8 Systems, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVEL 8 SYSTEMS, INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer
Date: May 15, 2006