Form 10-Q
period 2006-06-30
LEVEL 8 SYSTEMS INC
filed 2006-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO _
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one)
Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

48,039,947 common shares, $.001 par value, were outstanding as of August 14, 2006.

Level 8 Systems, Inc.

Part I. Financial Information
Item 1. Financial Statements

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$43	$29
Assets of operations to be abandoned	138	131
Trade accounts receivable, net	226	18
Prepaid expenses and other current assets	47	53
Total current assets	454	231
Property and equipment, net	11	10
Total assets	$465	$241
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior reorganization debt	$2,559	$2,559
Convertible bridge notes	2,367	1,760
Short-term debt	3,763	3,481
Accounts payable	2,626	2,528
Accrued expenses:
Salaries, wages, and related items	1,002	1,036
Other	2,546	2,193
Liabilities of operations to be abandoned	507	490
Deferred revenue	67	78
Total current liabilities	15,437	14,125
Long-term debt	135	131
Senior convertible redeemable preferred stock	1,061	1,061
Total liabilities	16,633	15,317
Stockholders' (deficit):
Preferred stock	--	--
Common stock	48	48
Additional paid-in-capital	210,594	210,594
Accumulated other comprehensive loss	(4)	(3)
Accumulated deficit	(226,806)	(225,715)
Total stockholders' (deficit)	(16,168)	(15,076)
Total liabilities and stockholders' (deficit)	$465	$241

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Software	$--	$285	$107	$374
Maintenance	38	28	78	61
Services	282	148	416	179
Total operating revenue	320	461	601	614

Cost of revenue
Software	1	9	5	13
Maintenance	39	96	113	196
Services	166	250	294	478
Total cost of revenue	206	355	412	687

Gross margin (loss)	114	106	189	(73)

Operating expenses:
Sales and marketing	101	196	197	420
Research and product development	96	250	243	514
General and administrative	226	265	449	513
(Gain) on disposal of asset	--	--	(1)	--
Total operating expenses	423	711	888	1,447
Loss from operations	(309)	(605)	(699)	(1,520)

Other income (expense):
Interest expense	(198)	(143)	(380)	(267)
Other income/(expense)	(8)	10	(12)	18
Loss before provision for income taxes	(515)	(738)	(1,091)	(1,769)
Income tax provision	--	--	--	--

Net loss	$(515)	$(738)	$(1,091)	$(1,769)

Net loss per share applicable to common shareholders—basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding -- basic and diluted	48,040	43,518	48,040	43,465

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,091)	$(1,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	6
Stock compensation expense	-	17
Provision for doubtful accounts	-	(12)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	(208)	98
Assets and liabilities - discontinued operations	10	(25)
Prepaid expenses and other assets	6	86
Accounts payable and accrued expenses	415	446
Deferred revenue	(11)	49
Net cash used in operating activities	(873)	(1,104)

Cash flows from investing activities:
Purchases of equipment	(7)	--

Cash flows from financing activities:
Borrowings under credit facility, term loans, notes payable	950	1,082
Repayments of term loans, credit facility and notes payable	(55)	(55)
Net cash provided by financing activities	895	1,027
Effect of exchange rate changes on cash	(1)	3
Net increase (decrease) in cash and cash equivalents	14	(74)
Cash and cash equivalents:
Beginning of period	29	107
End of period	$43	$33

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(515)	$(738)	$(1,091)	$(1,769)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	2	(4)	3
Comprehensive loss	$(517)	$(736)	$(1,095)	$(1,766)

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $3,681,000 and $9,761,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the six months ended June 30, 2006, the Company incurred a loss of $1,091,000 and had a working capital deficiency of $14,983,000. The Company’s future revenues are entirely dependent on acceptance of Cicero software, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with customers that have expressed an interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the market’s lack of knowledge of Cicero as well as customer concerns about the financial viability of the Company. Cicero is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero’s integration occurs at the desktop without the need to open or modify the underlying code for those applications being integrated. Many companies are not aware of this new technology and tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by increased marketing and by leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the first six months of 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,300,000 during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has entered into several Convertible Bridge Notes with a consortium of investors.

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

Underwater, or out-of-the-money, options are considered to be anti-dilutive, in that it would be illogical for option holders to exercise options at a price higher than what it would cost them to buy shares on the open market. During the three and six months ended June 30, 2006 and 2005, all stock options were out-of- the money. As a result, there was no cash received for exercisable stock options and no income tax benefit recognized for the three months and six months ended June 30, 2006.

The following table sets forth certain information as of June 30, 2006, about shares of the Company’s common stock, par value $.001 (the“Common Stock”) outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s Equity Compensation Plans.

Shares
Outstanding on January 1, 2006	5,900,897
Granted	--
Exercised	--
Forfeited	(825,600)
Outstanding on June 30, 2006	5,075,297

Weighted average exercise price of outstanding options	$1.20
Shares available for future grants on June 30, 2006	3,239,160

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

NOTE 3. SENIOR REORGANIZATION DEBT

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of Level 8’s common stock were offered a one-time exercise of their existing warrants at an exercise price of $0.10 per share as part of a recapitalization merger plan. Under the terms of the offer, which expired on December 31, 2004, warrant holders who lent an amount equal to their exercise price, received a Senior Reorganization Note in exchange. As of December 31, 2005, the Company had raised $2,559,000. Upon approval of the recapitalization merger by the Company’s shareholders these Notes would be cancelled, and the existing warrants deemed exercised. In addition, those warrant holders who elected to lend the Company the first $1 million would receive additional replacement warrants and in addition, Early Adopter Warrants, at a ratio of 2:1 for each existing warrant in respect of which they lent the exercise price, with a strike price of $0.10 per share. Upon approval of the recapitalization merger, each lender in the Note and Warrant Offering would receive additional warrants automatically exercisable into shares of Cicero common stock. If the merger proposal is not approved, the Notes will immediately become due and payable.

The Company has revised its plans to effect a recapitalization merger as contemplated by the filing of its S-4 registration statement. As a result, the Company has decided to pursue a Proxy Solicitation from its shareholders to effect the recapitalization by amending its certificate of incorporation rather than to proceed with the recapitalization merger. The Company will also obtain consent from the Senior Note holders that the trigger event for conversion of their Notes and warrants is effectiveness of the recapitalization and for the additional warrants to be exercised for shares of Level 8 common stock rather than Cicero. Should the proxy solicitation fail to garner the required approval, the Notes will immediately become due and payable.

NOTE 4. CONVERTIBLE BRIDGE DEBT

In 2005, the Company entered into several Convertible Bridge Notes to a consortium of investors. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. The conversion rate on the Notes is $0.025. As of December 31, 2005, the Company had raised

$1,760,000 of Convertible Bridge Notes and as of June 30, 2006 the Company has raised an additional $607,000 for a total of $2,367,000. If the merger proposal is not approved, the Notes will immediately become due and payable.

The Company intends to obtain consent from the holders of the convertible bridge debt to amend the trigger event for conversion of their Convertible Bridge Notes to the effectiveness of the recapitalization and for the Convertible Bridge Notes to be convertible into shares of Level 8 common stock rather than Cicero.

NOTE 5. SHORT TERM DEBT

Notes payable, long-term debt, and notes payable to related party consist of the following:
(dollars in thousands)	June 30, 2006	December 31, 2005
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	9	9
Notes payable (c)	791	509
Short term convertible note (d)	265	265
Short term convertible note, related party (e)	727	727
	$3,763	$3,481

(a)
The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.13% at June 30, 2006). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matures on October 30, 2006.

(b)
From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi. As of June 30, 2006, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

(c)
The Company entered into a revolving credit facility with a group of private investors and from time to time has issued a series of short term promissory notes with these private lenders, which provide for short term borrowings both secured and unsecured by accounts receivable. As of June 30, 2006, the Company has issued short term notes totaling $195,000. The Company also entered into a short term promissory note with interest at 10% per annum with Liraz Systems Ltd, the sole guarantor on the Company’s term loan, in the amount of $178,000. In addition, the Company has settled certain litigation and agreed to a series of promissory notes to support the obligations. The notes bear interest between 10% and 12% per annum.

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

(e)
The Company entered into convertible promissory notes with Anthony Pizi, the Company’s Information Officer and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, and Mr. Landis is the Company's Chairman of the Board of Directors.  In April 2004, the Company entered into a convertible loan agreement with Mr. Pizi in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. In June 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. Also in June 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which bears interest at 1% per month and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. All such warrants expire three years from the date of grant.

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net loss applicable to common stockholders, as reported	$(515)	$(738)	$(1,091)	$(1,769)
Less: Total stock based employee compensation expense under fair value based method for all awards, net of related tax effects	--	(48)	--	(154)
	$(515)	$(786)	$(1,091)	$(1,923)
Basic and diluted loss per share:
Net loss per share applicable to common shareholders	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted common shares outstanding - basic and diluted	48,040	43,518	48,040	43,465

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	June 30,
	2006	2005
Stock options, common share equivalent	5,075,297	7,258,647
Warrants, common share equivalent	19,376,075	19,953,406
Preferred stock, common share equivalent	8,504,611	9,543,223
	32,955,983	36,755,276

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

The table below presents information about reported segments for the three and six months ended June 30, 2006 and 2005 (in thousands):
	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$318	$2	$320	$457	$4	$461
Total cost of revenue	206	--	206	355	--	355
Gross margin	112	2	114	102	4	106
Total operating expenses	400	23	423	685	26	711
Segment profitability (loss)	$(288)	$(21)	$(309)	$(583)	$(22)	$(605)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$596	$5	$601	$605	$9	$614
Total cost of revenue	412	--	412	687	--	687
Gross margin (loss)	184	5	189	(82)	9	(73)
Total operating expenses	844	45	889	1,391	56	1,447
Segment profitability (loss)	$(660)	$(40)	$(700)	$(1,473)	$(47)	$(1,520)

A reconciliation of total segment operating expenses to total operating expenses for the three and six months ended June 30 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total segment operating expenses	$423	$711	$889	$1,447
(Gain) on disposal of asset	--	--	(1)	--
Total operating expenses	$423	$711	$888	$1,447

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the three and six months ended June 30 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total segment profitability (loss)	$(309)	$(605)	$(700)	$(1,520)
Gain on disposal of asset	--	--	1	--
Interest and other income/(expense), net	(206)	(133)	(392)	(249)
Total loss before income taxes	$(515)	$(738)	$(1,091)	$(1,769)

The following table presents a summary of assets by segment (in thousands):

	June 30,
	2006	2005
Desktop Integration	$11	$9
Messaging and Application Engineering	--	--
Total assets	$11	$9

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

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors. The amount in dispute was approximately $200 and is included in accounts payable. Subsequent to June 30, 2004, we settled this litigation. Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company is in the process of negotiating a series of payments for the remaining liability of approximately $80,000.

In March 2004, we were served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute was approximately $247,000. In October 2004, we reached a settlement agreement wherein we agreed to pay $160,000 over a 24-month period ending September 2006. The Company has recently modified that agreement to extend the monthly payments until September 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Level 8 Systems, Inc. is a provider of business integration software, known as Cicero, which enables organizations to integrate new and existing information and processes at the desktop. Our Cicero business integration software addresses the emerging need for a company’s information systems to deliver enterprise-wide views of the company's business information processes.

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

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$318	$2	$320	$457	$4	$461
Total cost of revenue	206	--	206	355	--	355
Gross margin	112	2	114	102	4	106
Total operating expenses	400	23	423	685	26	711
Segment profitability (loss)	$(288)	$(21)	$(309)	$(583)	$(22)	$(605)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$596	$5	$601	$605	$9	$614
Total cost of revenue	412	--	412	687	--	687
Gross margin (loss)	184	5	189	(82)	9	(73)
Total operating expenses	844	45	889	1,391	56	1,447
Segment profitability (loss)	$(660)	$(40)	$(700)	$(1,473)	$(47)	$(1,520)

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005.

Total Revenues. Total revenues decreased $141,000, or 30.6%, from $461,000 to $320,000, for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. The decrease in revenues is primarily attributable to a decline in software license revenue offset by an increase in professional service revenues. In the period ending June 30, 2005, the Company had one significant software license customer while for the period ending June 30, 2006, most of the active work projects were professional service related.

Total Cost of Revenue. Total cost of revenue decreased $149,000, or 42%, from $355,000 to $206,000, for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. The decrease is due to the reduction of three full time employees, and the associated overheads.

Total Gross Margin. Gross margin was $114,000, or 35.6%, for the three months ended June 30, 2006 as compared to the gross margin of $106,000, or 23% for the three months ended June 30, 2005. The positive change in the gross margin as a percentage of revenues is due to the decrease in cost of services due to the reduction of three full time employees, and the associated overheads.

Total Operating Expenses. Total operating expenses decreased $288,000, or 40.5% from $711,000 to $423,000 for the three months ended June 30, 2006, as compared with the three months ended June 30, 2005. The decrease in total operating expenses is due to the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Segments. Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

Desktop Integration Segment.
Total Revenues. Total Desktop Integration System revenue decreased approximately $139,000, or 30% from $457,000 to $318,000 for the three months ended June 30, 2006 compared with the three months ended June 30, 2005. The decrease in revenues is due to a reduction in license revenues offset by an increase in service revenues and is primarily attributable to one large software integration customer in 2005 and no repetitive type customer for 2006.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $149,000, or 42% from $355,000 to $206,000 for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. The primary costs of revenues is royalty payments based on a percentage of software sales, personnel costs and related overhead for maintenance revenue, and personnel costs and related overhead, and travel expenses associated with the generation of service revenue. The primary reason for the decrease in cost of revenues was the reduction in headcount and associated overheads.

Gross Margin. Gross margin increased from $102,000 to a margin of $112,000 for the three months ended June 30, 2005 as compared with the three months ended June 30, 2006.

Total Operating Expenses. Total operating expenses decreased $285,000, or 42% from $685,000 to $400,000 for the three months ended June 30, 2005 as compared with the three months ended June 30, 2006. The decrease in total operating expenses is due to the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Messaging and Application Engineering Segment.
Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $2,000 or 50% from $4,000 to $2,000 for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. The decrease in total Messaging and Application Engineering revenue was not significant.

Total Cost of Revenues. Messaging and Application Engineering did not incur cost of revenues for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Gross Margin. Gross margin decreased from $4,000 to $2,000 for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Total Operating Expenses. Total operating expenses decreased $3,000, or 12% from $26,000 to $23,000 for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. The decrease in total operating expenses was the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets. Segment profitability (loss) for the three months ended June 30, 2006 was approximately ($309,000) as compared to ($605,000) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, and gain or loss on sale of assets is primarily attributable to the reduction in headcount and associated overheads.

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

We generally recognize revenue from software license fees when our obligations to the customer are fulfilled, which is typically upon delivery or installation. Revenue related to software maintenance contracts is recognized ratably over the terms of the contracts. Revenues from services are recognized on a time and materials basis as the services are performed and amounts due from customers are deemed collectible and non-refundable. The revenue recognition rules pertaining to software arrangements are complicated and certain assumptions are made in determining whether the fee is fixed and determinable and whether collectibility is probable. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results.

Software Products.
Software Product Revenue. Software product revenue decreased approximately $285,000, or 100% for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Software Product Gross Margins. The gross margin on software products for the three months ended June 30, 2006 was 0.0 % as compared to the gross margin of 96.8% for the three months ended June 30, 2005 and reflects the accrual of royalty payments offset by revenues. Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue. Maintenance revenue for the three months ended June 30, 2006 increased by approximately $10,000, or 35.7%, from $28,000 to $38,000 as compared to the three months ended June 30, 2005. The increase in overall maintenance revenues is due to the maintenance contract for the Cicero product within the Desktop Integration segment which occurred in the second quarter of 2005 and being amortized over twelve months. The Desktop Integration segment accounted for approximately 95% of total maintenance revenue for the quarter ended June 30, 2006.

Maintenance Gross Margin. Gross margin (loss) on maintenance products for the three months ended June 30, 2006 was (2.6)% compared with (243)% for the three months ended June 30, 2005. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products and the reduction of gross margin (loss) is due to the reduction in headcount.

Services.
Services Revenue. Service revenue increased $134,000, or 91%, from $148,000 to $282,000 for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. The increase in service revenues is a result of two integration services projects in process relating to Cicero software. Approximately 100% of services revenues are directly related to the Desktop Integration Segment. There were no services revenues related to the Messaging and Application Segment for the three months ended June 30, 2006 and June 30, 2005. Revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should continue to be insignificant as the majority of the relevant products are commercial off-the-shelf applications and therefore do not require any significant service labor to install.

Services Gross Margin. Services gross margin was 41% for the three months ended June 30, 2006 compared with gross margin (loss) of (68.9)% for the three months ended June 30, 2005. The increase in gross margin was primarily attributable to the increase in service billings noted above as well as a reduction in costs through reduction in headcount..

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2006 decreased by approximately $95,000, or 48.4%, from $196,000 to $101,000 as compared with the three months ended June 30, 2005. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increased variable success-based costs.

All sales and marketing expense are related to the Desktop Integration segment.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $154,000, or 61.6%, from $250,000 to $96,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in costs for the quarter reflects the reduction in headcount by three employees, plus associated overheads.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the three months ended June 30, 2006 decreased by approximately $39,000, or 14.7%, over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2005.

Total Revenues. For the six months ended June 30, 2006, total revenues decreased $13, or 2% compared with the six months ended June 30, 2005. The overall decrease in revenues is the result of a decrease in software license revenues offset by an increase in service revenues. The Company had one significant software installation in the first six months of 2005 while in 2006, the Company had significant professional service contracts but no significant software license agreements.

Total Gross Margin. Gross margin was 31.4% for the six months ended June 30, 2006 compared with a gross margin loss of (11.9)% for the six months ended June 30, 2005. The primary reason for the increase in the gross margin as a percentage of revenues is the reduction in cost of professional services and associated overheads.

Desktop Integration Segment.

Total Revenues. Total Desktop Integration System revenue decreased approximately $9,000, or 1% from $605,000 to $596,000 for the six months ended June 30, 2006 compared with the six months ended June 30, 2005. The decrease in software product revenue for the Cicero product within the Desktop Integration segment reflects the addition of one significant new customer in April 2005 and no new customers in 2006.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $275,000, or 40% from $687,000 to $412,000 for the six months ended June 30, 2006 compared with the six months ended June 30, 2005. The decrease in total Desktop Integration System cost of revenue results from a reduction in headcount and associated overheads.

Gross Margin (loss). Gross margin increased $266,000 from a gross margin loss of ($82,000) to a margin of $184,000 for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005. The increase in total Desktop Integration System gross margin results from the reduction in headcount and associated overheads.

Total Operating Expenses. Total operating expenses decreased $547,000, or 39% from $1,447,000 to $889,000 for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005. The primary reason for the decrease in total operating expenses was the reduction in the sales and marketing workforce and the change in the sales compensation structure to lower fixed costs and increased variable revenue-success based costs as well as significant reductions in headcount and associated overheads in the research and development area.

Messaging and Application Engineering Segment.

Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $4,000 or 44% from $9,000 to $5,000 for the six months ended June 30, 2006 compared with the six months ended June 30, 2005. The decrease in total Messaging and Application Engineering revenue, while minor in total, reflects the Company’s limited success with its Ensuredmail product.

Total Cost of Revenues. Total Messaging and Application Engineering cost of revenue is $0.

Gross Margin (loss). Gross margin decreased from $9,000 to $5,000 for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005.

Total Operating Expenses. Total operating expenses decreased $11,000, or 20% from $56,000 to $45,000 for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005

Software Products.

Software Product Revenue. Software product revenue decreased approximately $267,000 or 71%, from $374,000 to $107,000 for the six months ended June 30, 2006 as compared with the six months ended June

30, 2005. The Desktop Integration segment accounted for approximately 100% of total software product revenue for the six months ended June 30, 2006. The Messaging and Application Engineering segment accounted for less than 1% of total software product revenues for the same period. The decrease in software product revenue is primarily attributable to the addition of one new significant customer for the Cicero product within the Desktop Integration segment in April 2005.

Software Product Gross Margin. The gross margin on software products for the six months ended June 30, 2006 was 95% compared with 96.5% for the six months ended June 30, 2005. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance

Maintenance Revenue. Maintenance revenue increased by approximately $18,000 or 30%, from $61,000 to $78,000 for the six months ended June 30, 2006 compared with the six months ended June 30, 2005. The increase in overall maintenance revenues is primarily due to the amortization of revenues resulting from the Q2 2005 installation of software at a new customer.

The Desktop Integration segment accounted for approximately 95% of total maintenance revenue for the six months ended June 30, 2006. The Messaging and Application Engineering segment accounted for approximately 5% of total maintenance revenues for the same period. The majority of the Desktop Integration maintenance as a percentage of the total is directly tied to the percentage composition of the revenue streams between the Desktop segment and the Messaging segment.

Maintenance Gross Margin. Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. Gross margin (loss) on maintenance products for the six months ended June 30, 2006 was (44.8)% compared with (221)% for the six months ended June 30, 2005. The increase in gross margin is attributable to the reduction of costs associated with maintenance support such as headcount and related overheads.

Services.
Services Revenue. Services revenue increased $237,000 or 132%, from $179,000 to $416,000 for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. The increase in service revenues is attributable to new contractual engagements with Merrill Lynch and IBM.

Services Gross Margin. Services gross margin was 29.3% for the six months ended June 30, 2006 as compared with a gross margin loss of (167)% for the six months ended June 30, 2005. The increase in gross margin for services was primarily attributable to the increase in service revenues in the period as well as the reduction of associated costs to provide those services..

Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2006 decreased by approximately $223,000 or 53%, from $420,000 to $197,000 as compared with the six months ended June 30, 2005. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expense decreased by approximately $271,000 or 52.7%, from $514,000 to $243,000 in the six months ended June 30, 2006 as compared to the same period in 2005. The decrease in costs in 2006 reflects the reduction in headcount by three employees, plus associated overheads. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the six months ended June 30, 2006 decreased by approximately $64,000 or 12.5% over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and second quarters of 2006 or 2005. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the six months ended June 30, 2006 was approximately ($700,000) as compared to ($1,520,000) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, gain or loss on sale of assets and impairment charges is primarily attributable to the reduction in overall costs to run the business - headcounts and related overheads.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $43,000 at June 30, 2006 from $29,000 at December 31, 2005.
The Company generated $14,000 of cash for the six months ended June 30, 2006.

Net cash used by Operating Activities. Cash used by operations for the six months ended June 30, 2006 was $873,000 compared with $1,104,000 used by operations for the six months ended June 30, 2005. Cash used for the six months ended June 30, 2006 was primarily comprised of the loss from operations of approximately $1,091,000, offset by non-cash charges for depreciation and amortization of approximately $6,000. In addition, the Company’s cash increased by $6,000 from the reduction in prepaid expenses and other assets respectively, and approximately $415,000 for the increase in accounts payable and accrued expenses from vendors for services rendered. Additionally $208,000 of cash was used as a result of an increase in accounts receivable.

Net cash used for Investing Activities The Company bought $7,000 of equipment for the six months ended June 30, 2006.

Net cash provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2006 was approximately $895,000 as compared with approximately $1,027,000 for the six months ended June 30, 2005. Cash provided from financing activities for the six months ended June 30, 2006 was comprised primarily of the extension of the Convertible Bridge Notes.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2006 with cash on hand from December 31, 2005 and with the cash realized from Convertible Bridge Notes. From July 2005 through June 2006, the Company entered into several Convertible Bridge Notes with a consortium of investors. As of June 30, 2006, the Company had raised $2,367,000 of Convertible Bridge Notes. Under the terms of these Notes, holders will convert their Notes into 88,135,079 shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. If the recapitalization is not effected, the Notes will immediately become due and payable. As described above, the Company has decided to seek a Proxy Solicitation to amend its charter to increase its authorized shares rather than to proceed with the recapitalization merger. If approved, the Convertible Bridge Notes will convert into 88,135,079 shares of Level 8 Systems common stock. Of the $2,367,000 of Convertible Notes outstanding, approximately $714,000 are held by Directors of the Company.

The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.39% at June 30, 2006), interest on which is payable quarterly. There are no financial covenants. In November 2005, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, and to extend the maturity date on the loan to October 30, 2006. In consideration for the extension of the guaranty, the Company issued 2,400,000 shares of its common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share.

In April 2005, the Company borrowed $30,000 from Mr. Bruce Miller, a member of the Company’s Board of Directors pursuant to a convertible loan agreement. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share.

From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi. As of June 30, 2006, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

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

The Company has incurred losses of approximately $3,681,000 and $9,731,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the six months ended June 30, 2006 the Company incurred an additional loss of approximately $1,091,000 and has a working capital deficiency of approximately $14,983,000. The Company’s future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the first six months of 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,300,000 during the next twelve months to maintain planned operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

The Company also intends to use its capital to continue to make investment in research and development on its Cicero product while enhancing efficiencies in this area. Cicero (version 6.1) was released October 2005, and includes a new integrated debugging suite for runtime problem diagnosis.  This toolset includes new trace, history, and exception viewers and enhancements to event, repository, and context viewers.  Cicero 6.1 also provides support for application pooling and creates Cicero-aware applications, which provides direct access to the action libraries to applications.  The next major release is expected to update the application code to provide more flexibility and performance improvements with the Cicero integration platform.  This release will also include direct support for database platforms such as Microsoft SQL and additional support for the Citrix environment.  This is tentatively scheduled for release during second quarter 2007.  Other enhancements and products related to Cicero are defined by priority based on customer need.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2005, the Company entered into several Convertible Bridge Notes with a consortium of investors. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger at a conversion rate of $0.025. As of December 31, 2005, the Company had raised $1,760,000 of Convertible Bridge Notes and as of June 30, 2006 the Company had raised an additional $607,000. If the merger proposal is not approved, the Notes will immediately become due and payable. The Company has decided to pursue a Proxy Solicitation from its shareholders to approve an amendment in the Company’s charter to increase its authorized shares rather than to proceed with the recapitalization merger. The Company will also obtain consent solicitation from the Senior Note holders that the qualifying event for conversion of their Notes and warrants is the successful amendment of the Company’s charter and that their pro rata shares of Level 8 common stock will be substituted for their anticipated shares of Cicero, Inc. Should the proxy solicitation fail to garner the required approval, the Notes will immediately become due and payable.

These securities were issued under the exemption offered by Rule 506 of Regulation D of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of John P. Broderick pursuant to 18 USC Sec. 1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
Date: August 14, 2006