Form 10-Q
period 2006-09-30
LEVEL 8 SYSTEMS INC
filed 2006-11-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

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
Yes ☐ No ☒

48,039,947 common shares, $.001 par value, were outstanding as of November 7, 2006.

Level 8 Systems, Inc.

Part I. Financial Information
Item 1. Financial Statements

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$102	$29
Assets of operations to be abandoned	73	131
Trade accounts receivable, net	153	18
Prepaid expenses and other current assets	30	53
Total current assets	358	231
Property and equipment, net	14	10
Total assets	$372	$241
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Senior reorganization debt	$2,559	$2,559
Convertible bridge notes	2,865	1,760
Short-term debt	3,697	3,481
Accounts payable	2,652	2,528
Accrued expenses:
Salaries, wages, and related items	1,011	1,036
Other	2,745	2,193
Liabilities of operations to be abandoned	418	490
Deferred revenue	46	78
Total current liabilities	15,993	14,125
Long-term debt	134	131
Senior convertible redeemable preferred stock	1,061	1,061
Total liabilities	17,188	15,317
Stockholders' (deficit):
Preferred stock	--	--
Common stock	48	48
Additional paid-in-capital	210,594	210,594
Accumulated other comprehensive loss	(5)	(3)
Accumulated deficit	(227,453)	(225,715)
Total stockholders' (deficit)	(16,816)	(15,076)
Total liabilities and stockholders' (deficit)	$372	$241

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Software	$100	$11	$207	$385
Maintenance	23	45	101	106
Services	125	28	541	207
Total operating revenue	248	84	849	698

Cost of revenue
Software	3	1	8	14
Maintenance	50	82	163	278
Services	135	202	429	680
Total cost of revenue	188	285	600	972

Gross margin (loss)	60	(201)	249	(274)

Operating expenses:
Sales and marketing	104	135	301	555
Research and product development	150	201	393	715
General and administrative	261	267	709	780
(Gain) on disposal of asset	(24)	--	(24)	--
Total operating expenses	491	603	1,379	2,050
Loss from operations	(431)	(804)	(1,130)	(2,324)

Other income (expense):
Interest expense	(219)	(155)	(599)	(422)
Other income/(expense)	3	16	(9)	34
Loss before provision for income taxes	(647)	(943)	(1,738)	(2,712)
Income tax provision	--	--	--	--

Net loss	$(647)	$(943)	$(1,738)	$(2,712)

Net loss per share applicable to common shareholders—basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average common shares outstanding -- basic and diluted	48,016	44,407	48,016	43,781

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,738)	$(2,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	8
Stock compensation expense	--	101
Provision for doubtful accounts	--	(12)
Gain/(loss) on disposal of assets	23	--
Changes in assets and liabilities:
Trade accounts receivable and related party receivables	(135)	145
Assets and liabilities - discontinued operations	(37)	(41)
Prepaid expenses and other assets	23	86
Accounts payable and accrued expenses	648	539
Deferred revenue	(32)	10
Net cash used in operating activities	(1,239)	(1,876)

Cash flows from investing activities:
Purchases of equipment	(13)	--

Cash flows from financing activities:
Borrowings under credit facility, term loans, notes payable	1,432	1,837
Repayments of term loans, credit facility and notes payable	(105)	(55)
Net cash provided by financing activities	1,327	1,782
Effect of exchange rate changes on cash	(2)	3
Net increase (decrease) in cash and cash equivalents	73	(91)
Cash and cash equivalents:
Beginning of period	29	107
End of period	$102	$16

The accompanying notes are an integral part of the consolidated financial statements.

LEVEL 8 SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(647)	$(943)	$(1,738)	$(2,712)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1)	--	(5)	3
Comprehensive loss	$(648)	$(943)	$(1,743)	$(2,709)

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $3,681,000 and $9,761,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2006, the Company incurred a loss of $1,738,000 and had a working capital deficiency of $15,635,000. The Company’s future revenues are entirely dependent on acceptance of Cicero software, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero related product line and continues to negotiate with customers that have expressed an interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the market’s lack of knowledge of Cicero as well as customer concerns about the financial viability of the Company. Cicero is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero’s integration occurs at the desktop without the need to open or modify the underlying code for those applications being integrated. Many companies are not aware of this new technology and tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by increased marketing and by leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the first nine months of 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,300,000 during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. .

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

Underwater, or out-of-the-money, options are considered to be anti-dilutive, in that it would be illogical for option holders to exercise options at a price higher than what it would cost them to buy shares on the open market. During the three and nine months ended September 30, 2006 and 2005, all stock options were out-of- the money. As a result, there was no cash received for exercisable stock options and no income tax benefit recognized for the three months and nine months ended September 30, 2006.

The following table sets forth certain information as of September 30, 2006, about shares of the Company’s common stock, par value $.001 (the“Common Stock”) outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s Equity Compensation Plans.

Shares
Outstanding on January 1, 2006	5,900,897
Granted	--
Exercised	--
Forfeited	(1,105,600)
Outstanding on September 30, 2006	4,795,297

Weighted average exercise price of outstanding options	$1.20
Shares available for future grants on September 30, 2006	3,519,160

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

The Company has revised its plans to effect a recapitalization merger as contemplated by the filing of its S-4 registration statement. As a result, the Company has decided to pursue a Proxy Solicitation from its shareholders to effect the recapitalization by amending its certificate of incorporation rather than to proceed with the recapitalization merger. The Company will also obtain consent from the Senior Note holders that the trigger event for conversion of their Notes and warrants is effectiveness of the recapitalization and for the additional warrants to be exercised for shares of Level 8 common stock rather than Cicero. Should the proxy solicitation fail to garner the required approval, the Notes will immediately become due and payable. The Special Meeting of Stockholders to which the proxy solicitation pertains, will be held on November 16, 2006.

NOTE 4. CONVERTIBLE BRIDGE DEBT

In 2005, the Company entered into several Convertible Bridge Notes to a consortium of investors. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger. The conversion rate on the Notes is $0.025. As of December 31, 2005, the Company had raised $1,760,000 of Convertible Bridge Notes and as of September 30, 2006 the Company has raised an additional $1,105,000 for a total of $2,865,000. If the merger proposal is not approved, the Notes will immediately become due and payable.

The Company intends to obtain consent from the holders of the convertible bridge debt to amend the trigger event for conversion of their Convertible Bridge Notes to the effectiveness of the recapitalization and for the Convertible Bridge Notes to be convertible into shares of Level 8 common stock rather than Cicero.

NOTE 5. SHORT TERM DEBT

Notes payable, long-term debt, and notes payable to related party consist of the following:
(dollars in thousands)	September 30, 2006	December 31, 2005
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	9	9
Notes payable (c)	725	509
Short term convertible note (d)	265	265
Short term convertible note, related party (e)	727	727
	$3,697	$3,481

(a)
The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.13% at September 30, 2006). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matured on October 30, 2006. The Company and the Guarantor are in negotiations to extend the guaranty and maturity on the note. See Note 10 Subsequent Events.

(b)
From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi. As of September 30, 2006, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

(c)
The Company entered into a revolving credit facility with a group of private investors and from time to time has issued a series of short term promissory notes with these private lenders, which provide for short term borrowings both secured and unsecured by accounts receivable. As of September 30, 2006, the Company has issued short term notes totaling $196,000. The Company also entered into a short term promissory note with interest at 10% per annum with Liraz Systems Ltd, the sole guarantor on the Company’s term loan, in the amount of $178,000. In addition, the Company has settled certain litigation and agreed to a series of promissory notes to support the obligations. The notes bear interest between 10% and 12% per annum.

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

The following table sets forth the reconciliation of net loss to loss available to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss applicable to common stockholders, as reported	$(647)	$(943)	$(1,738)	$(2,712)
Less: Total stock based employee compensation expense under fair value based method for all awards, net of related tax effects	--	(40)	--	(201)
	$(647)	$(983)	$(1,738)	$(2,913)
Basic and diluted loss per share:
Net loss per share applicable to common shareholders	$(0.01)	$(0.02)	$(0.04)	$(0.07)

Weighted common shares outstanding - basic and diluted	48,016	44,407	48,016	43,781

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	September 30,
	2006	2005
Stock options, common share equivalent	4,795,297	7,258,647
Warrants, common share equivalent	19,376,075	19,953,406
Preferred stock, common share equivalent	8,504,611	9,133,723
	32,675,983	36,345,776

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

The table below presents information about reported segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):
	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$247	$1	$248	$73	$11	$84
Total cost of revenue	188	--	188	285	--	285
Gross margin (loss)	59	1	60	(212)	11	(201)
Total operating expenses	488	26	514	576	27	603
Segment profitability (loss)	$(429)	$(25)	$(454)	$(788)	$(16)	$(804)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$843	$6	$849	$678	$20	$698
Total cost of revenue	600	--	600	972	--	972
Gross margin (loss)	243	6	249	(294)	20	(274)
Total operating expenses	1,332	71	1,403	1,967	83	2,050
Segment profitability (loss)	$(1,089)	$(65)	$(1,154)	$(2,261)	$(63)	$(2,324)

A reconciliation of total segment operating expenses to total operating expenses for the three and nine months ended September 30 (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total segment operating expenses	$514	$603	$1,403	$2,050
(Gain) on disposal of asset	(23)	--	(24)	--
Total operating expenses	$491	$603	$1,379	$2,050

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the three and nine months ended September 30 (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total segment profitability (loss)	$(454)	$(804)	$(1,154)	$(2,324)
Gain on disposal of asset	23	--	24	--
Interest and other income/(expense), net	(216)	(139)	(608)	(388)
Total loss before income taxes	$(647)	$(943)	$(1,738)	$(2,712)

The following table presents a summary of assets by segment (in thousands):

	September 30,
	2006	2005
Desktop Integration	$14	$7
Messaging and Application Engineering	--	--
Total assets	$14	$7

NOTE 9. CONTINGENCIES

Litigation. Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, the Company agreed to assign the note receivable from the sale of Geneva to EM Software Solutions, Inc., with recourse equal to the unpaid portion of the note receivable should the note obligor, EM Software Solutions, Inc., default on future payments. The current unpaid principal portion of the note receivable assigned is approximately $154,000 and matures in December 2007. We assessed the probability of liability under the recourse provisions using a weighted probability cash flow analysis and have recognized a long-term liability in the amount of $131,000.

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

NOTE 10. SUBSEQUENT EVENTS

On October 30, 2006, our indebtedness to Bank Hapoalim matured and the sole guaranty of such indebtedness by Liraz Systems, Ltd. will expire on November 30, 2006. The Company is currently in discussions with Liraz to extend its guaranty and the maturity of the bank debt until October 2007.

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

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$247	$1	$248	$73	$11	$84
Total cost of revenue	188	--	188	285	--	285
Gross margin (loss)	59	1	60	(212)	11	(201)
Total operating expenses	488	26	514	576	27	603
Segment profitability (loss)	$(429)	$(25)	$(454)	$(788)	$(16)	$(804)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
Desktop Integration	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$843	$6	$849	$678	$20	$698
Total cost of revenue	600	--	600	972	--	972
Gross margin (loss)	243	6	249	(294)	20	(274)
Total operating expenses	1,332	71	1,403	1,967	83	2,050
Segment profitability (loss)	$(1,089)	$(65)	$(1,154)	$(2,261)	$(63)	$(2,324)

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

Total Revenues. Total revenues increased $164,000, or 195.2%, from $84,000 to $248,000, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. The increase in revenues is primarily attributable to increases in software license revenue as well as increases in professional service revenues from current engagements.

Total Cost of Revenue. Total cost of revenue decreased $97,000, or 34%, from $285,000 to $188,000, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. The decrease is due to the reduction of three full time employees, and the associated overheads.

Total Gross Margin. Gross margin was $60,000, or 24.2%, for the three months ended September 30, 2006 as compared to the gross margin loss of ($201,000), or (239%) for the three months ended September 30, 2005. The positive change in the gross margin as a percentage of revenues is due to the decrease in cost of services due to the reduction of three full time employees, and the associated overheads.

Total Operating Expenses. Total operating expenses decreased $112,000, or 18.6% from $603,000 to $491,000 for the three months ended September 30, 2006, as compared with the three months ended September 30, 2005. The decrease in total operating expenses is due to the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Segments. Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

Desktop Integration Segment.
Total Revenues. Total Desktop Integration System revenue increased approximately $174,000, or 238% from $73,000 to $247,000 for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. The increase in revenues is due to an increase in license revenues plus an increase in service revenues. In the same period for 2005, license revenues were minimal and there was only one small service project underway.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $97,000, or 34% from $285,000 to $188,000 for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. The primary costs of revenue is royalty payments based on a percentage of software sales, personnel costs and related overhead for maintenance revenue, and personnel costs and related overhead, and travel expenses associated with the generation of service revenue. The primary reason for the decrease in cost of revenue was a reduction in headcount and associated overheads.

Gross Margin. Gross margin increased from a loss of ($212,000) to a margin of $59,000 for the three months ended September 30, 2005 as compared with the three months ended September 30, 2006. The positive change in the gross margin is due to the decrease in cost of services due to the reduction of three full time employees, and the associated overheads along with the impact of increased revenues in software licenses and services during the period.

Total Operating Expenses. Total operating expenses decreased $88,000, or 15% from $576,000 to $488,000 for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. The decrease in total operating expenses is due to the reduction in headcount and associated overheads and an overall reduction in the costs of business fees and a dependency on third party services.

Messaging and Application Engineering Segment.
Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $10,000 or 91% from $11,000 to $1,000 for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. The decrease in total Messaging and Application Engineering revenue while not significant, was primarily the result of non renewal of annual maintenance agreements from existing customers.

Total Cost of Revenue. Messaging and Application Engineering did not incur cost of revenue for the three months ended September 30, 2006 or 2005.

Gross Margin. Gross margin decreased from $11,000 to $1,000 for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. The decrease in gross margin is primarily attributable to the decline in renewals of annual maintenance agreements as noted above.

Total Operating Expenses. Total operating expenses remained consistent at $27,000 for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on disposal of assets. Segment profitability (loss) for the three months ended September 30, 2006 was approximately ($454,000) as compared to ($804,000) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, and gain or loss on sale of assets is primarily attributable to the reduction in headcount and associated overheads as well as the increases in revenues in the period.

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

Software Products.
Software Product Revenue. Software product revenue increased approximately $89,000, or 809% for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 and is primarily attributable to one software license contract in the current period and minor software revenues in the prior period.

Software Product Gross Margins. The gross margin on software products for the three months ended September 30, 2006 was 97.0 % as compared to the gross margin of 90.1% for the three months ended

September 30, 2005 and reflects the accrual of royalty payments offset by revenues. Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue. Maintenance revenue for the three months ended September 30, 2006 decreased by approximately $22,000, or 48.8%, from $45,000 to $23,000 as compared to the three months ended September 30, 2005. The decrease in overall maintenance revenues is due to the non renewal of one maintenance contract for the Cicero product within the Desktop Integration segment and to a lesser extent, several small non renewals for the Ensuredmail product. The Desktop Integration segment accounted for approximately 95.6% of total maintenance revenue for the quarter ended September 30, 2006.

Maintenance Gross Margin. Gross margin (loss) on maintenance products for the three months ended September 30, 2006 was (117.4)% compared with (82.2)% for the three months ended September 30, 2005. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products

Services.
Services Revenue. Service revenue increased $97,000, or 346%, from $28,000 to $125,000 for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. The increase in service revenues is a result of two integration services projects in process relating to Cicero software. Approximately 100% of services revenues is directly related to the Desktop Integration Segment. There were no services revenues related to the Messaging and Application Segment for the three months ended September 30, 2006 and September 30, 2005. Revenues are expected to increase for the Desktop Integration segment as the Cicero product gains acceptance. The Messaging and Application Engineering segment service revenues should continue to be insignificant as the majority of the relevant products are commercial off-the-shelf applications and therefore do not require any significant service labor to install.

Services Gross Margin. Services gross margin (loss) was (8)% for the three months ended September 30, 2006 compared with gross margin (loss) of (621)% for the three months ended September 30, 2005. The improvement in gross margin was primarily attributable to the increase in service billings noted above as well as a reduction in costs through reduction in headcount.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2006 decreased by approximately $31,000, or 22.9%, from $135,000 to $104,000 as compared with the three months ended September 30, 2005. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increased variable success-based costs.

All sales and marketing expense are related to the Desktop Integration segment.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $51,000, or 25.4%, from $201,000 to $150,000 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in costs for the quarter reflects the reduction in headcount by one employee, plus associated overheads.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the three months ended September 30, 2006 decreased by approximately $7,000, or 2.6%, over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount offset by an increase in corporate costs relating to the Company’s Plan of Reorganization.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the third quarter of 2006 or 2005. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

Total Revenues. For the nine months ended September 30, 2006, total revenues increased $151,000, or 21.6% compared with the nine months ended September 30, 2005. The overall increase in revenues is the result of a decrease in software license revenues offset by an increase in service revenues. The Company had one significant software installation in the first nine months of 2005 while in 2006, the Company had significant professional service contracts but no significant software license agreements.

Total Gross Margin. Gross margin was 29.3% for the nine months ended September 30, 2006 compared with a gross margin (loss) of (60.7)% for the nine months ended September 30, 2005. The primary reasons for the increase in the gross margin as a percentage of revenues are the increases in service related projects coupled with the reduction in cost of professional services and associated overheads.

Desktop Integration Segment.

Total Revenues. Total Desktop Integration System revenue increased approximately $165,000, or 24% from $678,000 to $843,000 for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. Software product revenue decreased for the Cicero product within the Desktop Integration segment and reflects the addition of one significant new customer in April 2005 and no significant new customers in 2006. Service revenues increased by $334,000 and reflects a number of active consulting engagements in process in 2006.

Total Cost of Revenue. Total Desktop Integration System cost of revenue decreased approximately $372,000, or 38% from $972,000 to $600,000 for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The decrease in total Desktop Integration System cost of revenue results from a reduction in headcount and associated overheads.

Gross Margin (loss). Gross margin increased $537,000 from a gross margin loss of ($294,000) to a margin of $243,000 for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005. The increase in total Desktop Integration System gross margin results from the reduction in headcount and associated overheads and the increase in revenues in the period from service consulting contracts.

Total Operating Expenses. Total operating expenses decreased $635,000, or 32% from $1,967,000 to $1,332,000 for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005. The primary reason for the decrease in total operating expenses was the reduction in the sales and marketing workforce and the change in the sales compensation structure to lower fixed costs and increased variable revenue-success based costs as well as significant reductions in headcount and associated overheads in the research and development area.

Messaging and Application Engineering Segment.

Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $14,000 or 70% from $20,000 to $6,000 for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The decrease in total Messaging and Application Engineering revenue, while minor in total, reflects the Company’s limited success with its Ensuredmail product.

Total Cost of Revenues. Total Messaging and Application Engineering cost of revenue was $0 for each period.

Gross Margin (loss). Gross margin decreased from $20,000 to $14,000 for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005.

Total Operating Expenses. Total operating expenses decreased $12,000, or 14% from $83,000 to $71,000 for the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005

Software Products.

Software Product Revenue. Software product revenue decreased approximately $178,000 or 46%, from $385,000 to $207,000 for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. The Desktop Integration segment accounted for approximately 99.5% of total software product revenue for the nine months ended September 30, 2006. The Messaging and Application Engineering segment accounted for less than 1% of total software product revenues for the same period. The decrease in software product revenue is primarily attributable to the addition of one new significant customer for the Cicero product within the Desktop Integration segment in April 2005 and no significant new customers during 2006.

Software Product Gross Margin. The gross margin on software products for the nine months ended September 30, 2006 was 96% compared with 96.3% for the nine months ended September 30, 2005. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance

Maintenance Revenue. Maintenance revenue decreased by approximately $5,000 or 4.7%, from $106,000 to $101,000 for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The decrease in overall maintenance revenues is primarily due to the amortized impact of a non renewal of maintenance support agreement from a customer.

The Desktop Integration segment accounted for approximately 95% of total maintenance revenue for the nine months ended September 30, 2006. The Messaging and Application Engineering segment accounted for approximately 5% of total maintenance revenues for the same period. The majority of the Desktop Integration maintenance as a percentage of the total is directly tied to the percentage composition of the revenue streams between the Desktop segment and the Messaging segment.

Maintenance Gross Margin. Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. Gross margin (loss) on maintenance products for the nine months ended September 30, 2006 was (61.4)% compared with (162)% for the nine months ended September 30, 2005. The reduction in the gross margin (loss) is attributable to the reduction of costs associated with maintenance support such as headcount and related overheads.

Services.
Services Revenue. Services revenue increased $334,000 or 160%, from $207,000 to $541,000 for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. The increase in service revenues is attributable to new contractual engagements with Merrill Lynch and IBM.

Services Gross Margin. Services gross margin was 20.7% for the nine months ended September 30, 2006 as compared with a gross margin (loss) of (228)% for the nine months ended September 30, 2005. The increase in gross margin for services was primarily attributable to the increase in service revenues in the period as well as the reduction of associated costs to provide those services.

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2006 decreased by approximately $254,000 or 46%, from $555,000 to $301,000 as compared with the nine months ended September 30, 2005. The reductions in sales and marketing are primarily attributable to a reduction in the Company’s sales and marketing workforce and sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expense decreased by approximately $322,000 or 45%, from $715,000 to $393,000 in the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in costs in 2006 reflects the reduction in headcount by three employees, plus associated overheads. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the nine months ended September 30, 2006 decreased by approximately $71,000 or 9.1% over the same period in the prior year. The reason for the decrease in costs is the reduction of headcount and an overall reduction in the costs of business fees and a dependency on third party services.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first three quarters of 2006 or 2005. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the nine months ended September 30, 2006 was approximately ($1,154,000) as compared to ($2,324,000) for the same period of the previous year. The decrease in the loss before income taxes, interest and other income and expense, gain on disposal of asset and impairment charges is primarily attributable to the reduction in overall costs to run the business - headcounts and related overheads.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $102,000 at September 30, 2006 from $29,000 at December 31, 2005.

The Company generated $73,000 of cash for the nine months ended September 30, 2006.

Net cash used by Operating Activities. Cash used by operations for the nine months ended September 30, 2006 was $1,239,000 compared with $1,876,000 used by operations for the nine months ended September 30, 2005. Cash used for the nine months ended September 30, 2006 was primarily comprised of the loss from operations of approximately $1,738,000, offset by non-cash charges for depreciation and amortization of approximately $9,000. In addition, the Company’s cash increased by $23,000 from the reduction in prepaid expenses and other assets and approximately $648,000 for the increase in accounts payable and accrued expenses from vendors for services rendered. Additionally $135,000 of cash was used as a result of an increase in accounts receivable.

Net cash used for Investing Activities The Company purchased $13,000 of equipment for operations for the nine months ended September 30, 2006.

Net cash provided by Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2006 was approximately $1,327,000 as compared with approximately $1,782,000 for the nine months ended September 30, 2005. Cash provided from financing activities for the nine months ended September 30, 2006 was comprised primarily of the extension of the Convertible Bridge Notes.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2006 with cash on hand from December 31, 2005 and with the cash realized from Convertible Bridge Notes. From July 2005 through September 2006, the Company entered into several Convertible Bridge Notes with a consortium of investors. As of September 30, 2006, the Company had raised $2,865,000 of Convertible Bridge Notes. Under the terms of these Notes, holders will convert their Notes into 2,261,230,724 shares of Level 8 Systems common stock upon effectiveness of the proposed recapitalization merger. If the recapitalization is not effected, the Notes will immediately become due and payable. As described above, the Company has decided to seek a Proxy Solicitation to amend its charter to increase its authorized shares rather than to proceed with the recapitalization merger. As part of the Proxy solicitation, the Company is seeking for approval for a reverse stock split on these shares in a range of 20:1 to 100:1. Of the $2,865,000 of Convertible Notes outstanding, approximately $714,000 are held by Directors of the Company.

The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.13% at September 30, 2006), interest on which is payable quarterly. There are no financial covenants. In November 2005, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, and to extend the maturity date on the loan to October 30, 2006. In consideration for the extension of the guaranty, the Company issued 2,400,000 shares of its common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share. The Company and Liraz are in discussions to extend the guaranty and the maturity on the loan until October 2007, although the loan has matured in accordance with its term and the guaranty expires November 30, 2006.

In April 2005, the Company borrowed $30,000 from Mr. Bruce Miller, a member of the Company’s Board of Directors pursuant to a convertible loan agreement. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share.

From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi. As of September 30, 2006, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

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

The Company has incurred losses of approximately $3,681,000 and $9,731,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2006 the Company incurred an additional loss of approximately $1,738,000 and has a working capital deficiency of approximately $15,635,000. The Company’s future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the first nine months of 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,300,000 during the next twelve months to maintain planned operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Level 8 be unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2005, the Company entered into several Convertible Bridge Notes with a consortium of investors. These notes bear interest at 10% and mature at various dates beginning on September 15, 2005. The Notes are convertible into shares of Cicero, Inc. common stock upon effectiveness of the proposed recapitalization merger at a conversion rate of $0.025. As of December 31, 2005, the Company had raised $1,760,000 of Convertible Bridge Notes and as of September 30, 2006 the Company had raised an additional $1,105,000. If the merger proposal is not approved, the Notes will immediately become due and payable. The Company has decided to pursue a Proxy Solicitation from its shareholders to approve an amendment in the Company’s charter to increase its authorized shares rather than to proceed with the recapitalization merger. The Company will also obtain consent solicitation from the Senior Note holders that the qualifying event for conversion of their Notes and warrants is the successful amendment of the Company’s charter and that their pro rata shares of Level 8 common stock will be substituted for their anticipated shares of Cicero, Inc. Should the proxy solicitation fail to garner the required approval, the Notes will immediately become due and payable.

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
Date: November 14, 2006