Form 10-K
period 2006-12-31
CICERO INC
filed 2007-03-30
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from   to

Commission File Number: 0-26392

CICERO INC.
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
_____________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the above Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐ Non - accelerated filer ☒

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $2,153,345 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 38,873,793 shares of Common Stock outstanding as of March 13, 2007.

CICERO INC.
(Formerly Level 8 Systems, Inc.)
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

PART I

Item 1.  Business

Overview

Cicero Inc, formerly known as Level 8 Systems, Inc. (the “Company”) is a provider of business integration software, which enables organizations to integrate new and existing information and processes at the desktop. Our business integration software addresses the emerging need for companies’ information systems to deliver enterprise-wide views of their business information processes. In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers with industry-leading integration solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest 500 corporations worldwide (the “Global 5000”).

The Company’s focus is on the growing desktop integration and business process automation market with our Cicero® product. Cicero® is a business application integration platform that enhances end-user productivity, streamlines business operations and integrates systems and applications that would not otherwise work together. Cicero® software offers a proven, innovative departure from traditional, costly and labor-intensive enterprise application integration, which occurs at the server level. Cicero® provides non-invasive application integration at the desktop level. Desktop level integration provides the user with a single environment with a consistent look and feel for diverse applications across multiple operating environments, reduces enterprise integration implementation cost and time, and supports a Service-Oriented Architecture (“SOA”). Cicero®’s desktop level integration also enables clients to transform applications, business processes and human expertise into a seamless, cost effective business solution that provides a cohesive, task-oriented and role-centric interface that works the way people think.

By using Cicero® software, companies can decrease their customer management costs, improve their customer service and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on their information technology investments. In addition, Cicero® software enables organizations to reduce the business risks inherent in replacement or re-engineering of mission-critical applications and extend the productive life and functional reach of their application portfolio.

Cicero® software is engineered to integrate diverse business applications and shape them to more effectively serve the people who use them. Cicero® provides an intuitive integration and development environment, which simplifies the integration of complex multi-platform applications. Cicero® provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. In addition, Cicero® can streamline end-user tasks by providing a single, seamless user interface for simple access to multiple systems or be configured to display one or more composite applications to enhance productivity. Cicero® software enables automatic information sharing among line-of-business applications and tools. It is ideal for deployment in contact centers where its highly productive, task-oriented user interface promotes user efficiency. Finally, Cicero® software, by integrating diverse applications across multiple operating systems, is ideal for the financial services, for which Cicero® was initially developed, insurance, telecommunications, intelligence, security, law enforcement, governmental and other industries requiring a cost-effective, proven application integration solution. Cicero® is also an integration solution for merger and acquisition events where the sharing of data and combining of systems is imperative.

Some of the companies and other users that have implemented or are implementing our Cicero® software product include Merrill Lynch Pierce Fenner & Smith Incorporated, Nationwide Financial Services, IBM and N.E.W. Customer Service Companies. We have also sold to intelligence, security, law enforcement and other government users.

In addition to our Cicero® product, our Ensuredmail email encryption products address information and security compliance requirements from the individual to the enterprise. The Ensuredmail suite of products includes the Enterprise Email Encryption Server, and Email Encryption Desktop for individual use. All of the Ensuredmail products use 3-DES or AES encryption technology and are tested and federally certified FIPS 140-1. Ensuredmail products are easy to install, use and administer. They also use rules and other utilities that allow users to flag messages including attachments for encryption. Unlike other secure email encryption software applications, Ensuredmail products do not require the recipient to install software or use special secure keys to open and read messages and attachments. In conjunction with Cicero® software, Ensuredmail email encryption technology has been used to secure information shared in Cicero® integration projects.

Some of the companies using Ensuredmail server products include the United Postal Service, E-Loan, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, Science Application International Association, Wilmington Trust, Delta Dental, Truog-Ryding Company, and hundreds of individual users with the Ensuredmail Email Desktop product. Ensuredmail customers use email encryption primarily to secure outbound messages with confidential information for compliance (e.g., HIPAA) and security purposes.

Cicero Inc. was incorporated in New York in 1988 as, Level 8 Systems, Inc. and re-incorporated in Delaware in 1999. Our principal executive offices are located at 1433 State Highway 34, Building C, Farmingdale, New Jersey 07727 and our telephone number is (732) 919-3150. Our web site is www.ciceroinc.com.

Strategic Realignment

Historically, the Company has been a global provider of software solutions designed to help companies integrate new and existing applications as well as extend those applications to the Internet. This market segment is commonly known as Enterprise Application Integration or EAI. Historically, EAI solutions work directly at the server or back-office level allowing disparate applications to communicate with each other.

Until early 2001, we focused primarily on the development, sale and support of EAI solutions through our Geneva product suite. After extensive strategic consultation with outside advisors and an internal analysis of our products and services, we recognized that a new market opportunity had emerged. This opportunity was represented by the increasing need to integrate applications that are physically resident on different platforms, a typical situation in larger companies. In most cases, companies with large customer bases utilize numerous different, or "disparate," applications that were not designed to effectively communicate and pass information. In addition, traditional EAI is often times too costly and time-consuming to implement. It also requires a group of programmers with the necessary skills and ongoing invasive changes to application software code throughout the enterprise. With Cicero® software, which non-invasively integrates the functionality of these disparate applications at the desktop, we believe that we have found a unique solution to this disparate application problem. We believe that our existing experience in and understanding of the EAI marketplace coupled with the unique Cicero® software solution, which approaches traditional EAI needs in a more effective manner, position us to be a competitive provider of business integration solutions to the financial services and other industries with large deployed contact centers, as well as our other target markets.

We originally licensed the Cicero® technology and related patents on a worldwide basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch's rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. Merrill Lynch indemnifies us with regard to the rights granted to us by them. Consideration for the original Cicero® license we issued to Merrill Lynch consisted of 1,000,000 shares of our common stock. In consideration for the amendment, we issued an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero® or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20 million. We have completely re-engineered the Cicero® software to provide increased functionality and much more powerful integration capabilities.

The Company’s future revenues are entirely dependent on acceptance of Cicero® which has had limited success in commercial markets to date. The Company has experienced negative cash flows from operations for the past three years. As of December 31, 2006, the Company had a working capital deficiency of approximately $7,894,000. Accordingly, there is substantial doubt that the Company can continue as a going concern, as is expressed in the independent auditor’s report accompanying our financial statements. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers who have demonstrated interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the Company’s financial viability. Cicero® software is a new “category defining” product in that most EAI projects are performed at the server level and Cicero®’s integration occurs at the desktop level without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity.

Plan of Recapitalization

In December 2006, the Company completed its Plan of Recapitalization which was approved by shareholders at a Special Shareholder Meeting held on November 16, 2006. The Plan provided the Company’s Board of Directors with discretionary authority to affect a reverse stock split ratio from 20:1 to 100:1 and on November 20, 2006, the Board of directors set that reverse stock ratio to be 100:1. In addition, the Company’s shareholders approved an amendment to change the name of the Company from Level 8 Systems, Inc. to Cicero Inc., to increase the authorized common stock of the Company from 85 million shares to 215 million shares and to convert existing preferred shares into a new Series A-1 preferred stock. Senior Reorganization Notes in the aggregate principal amount of $2,309,000, were cancelled and converted into 3,438,473 shares of common stock. Senior Reorganization Notes were issued pursuant to a Note and Warrant Offering in 2004 wherein warrant holders of the Company’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. In addition, holders of Senior Reorganization Notes were granted additional warrants to acquire the Company’s common stock. The Company also converted $3,915,000 of Convertible Bridge Notes into 30,508,448 shares of common stock. The Plan of Recapitalization also included an exchange of existing preferred shares into a new Series A-1 preferred shares for Cicero Inc. As part of that exchange and part of the plan of recapitalization, $992,000 of Convertible Promissory Notes were converted into 1,591 Series A-1 preferred shares and $1,061,000 of Series D preferred stock recorded as mezzanine financing was converted into 53 preferred shares.

The Company expects that increased revenues will reduce its operating losses in future periods; however, there can be no assurance that management will be successful in executing its strategy as anticipated or in a timely manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. At our current rate of expenses and assuming revenues for the next twelve months at an annualized rate of our revenue for the year ended 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $2,000,000 during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Products

Desktop Integration Segment

Cicero®. Cicero® software integrates disparate applications regardless of the platform, enables rapid development of effective, simple-to-maintain composite applications, accelerates time to value and deploys cost-effective, "best-of-breed" business solutions by leveraging existing IT investments. Cicero® software helps the architect maintain consistent integration project design and implementation by providing extensible, standardized software methods for interacting with Windows applications, COM objects, web pages, commercial software packages, legacy applications, and Java applications among others. Cicero® software can integrate applications running on the server or desktop, giving the architect complete flexibility in determining where, when, and how application integration occurs. Cicero® software can also be used to capture and aggregate data from many different applications, apply business rules as needed, such as data transformation rules, and share that data bi-directionally via a composite view. An event in one application can cause processing in another unrelated application, even if these were implemented using differing technologies, such as Windows and Java.

The patented Cicero® software technology, as exclusively licensed from Merrill Lynch, consists of several components, including the following: The Resource Manager, which manages the starting, stopping, and status of applications; the Event Manager, a Component Object Model (COM)-based messaging service; the Context Manager which administers the “publish and subscribe” protocols; and a Graphical User Interface (GUI) manager which allows applications to be presented to the user in one or more flexible formats selected by the user organization. In 2004, we released a version of the Cicero® product which included our newly developed Cicero® Studio integration tool, to allow applications to be integrated using point-and-click methods. Cicero® software incorporates an Application Bus with code modules to handle the inter-application connections. There are additional tools that provide ancillary functions for the integrator including toolset to debug, view history and trace logs.

Cicero® Studio provides a nontraditional approach to application integration. By providing a high level of object-oriented integration, Cicero® Studio eliminates the need for source code modification. It includes high-level integration objects called genes (which translate disparate application interface protocols to one common interface used by Cicero® software), an event processor, a context manager and a publish-subscribe information bus that enables applications to share data. It also includes a set of integration wizards that greatly simplify the task of application integration.

Cicero® Studio is a powerful integration tool that eliminates most of the technical complexity associated with application integration. Integrators avoid the high cost and complexity of invasive code modifications and extend the scope of their integration capabilities into new and legacy environments. Cicero® Studio provides an open architecture that can be extended to incorporate new behaviors by adding genes and communicating with COM objects. This enables Cicero® software to be extended to accommodate new platforms and interface requirements as needed and provides a rich paradigm for evolving integration behaviors over time. It also means that Cicero® software can be implemented in both the desktop and n-tier server of a service-oriented architecture.

Cicero® software runs on Vista, Windows XP, and Windows 2000 to organize applications in a flexible graphical configuration that keeps all the application functionality that the user needs within easy reach. For instance, selecting the “memo” tab might cause a Microsoft Word memo-template to be created within the Cicero® desktop. The end-user need not even know that they are using Microsoft Word. Moreover, a customer-tracking database can be linked with a customer relationship management software package.

Cicero® technology provides non-intrusive integration of desktop and web applications, portals, third-party business tools, and even legacy mainframe and client server applications, so all co-exist and share their information seamlessly. Cicero®’s non-invasive technology means that clients don’t risk modifying either fragile source code or sensitive application program interfaces - and they can easily integrate off-the-shelf products and emerging technologies.

Cicero® software allows end-users to access applications in the most efficient way possible, by only allowing them to use the relevant portions of that application. For instance, a contact center customer service representative may not use 90% of the functionality of Microsoft Word, but might need access to a memorandum and other custom designed forms as well as basic editing functionality. Cicero® can be set to control access to only those templates and, in a sense, turn-off the unused functionality by not allowing the end-user direct access to the underlying application. Under the same Cicero® implementation, however, a different Cicero® configuration could allow the employees in the Marketing department full access to Word because they have need of the full functionality. The functionality of the applications that Cicero® integrates can be modulated by the business goals of the ultimate client, the parent company. This ability to limit user access to certain functions within applications enables companies to reduce their training burden by limiting the portions of the applications on which they are required to train their customer service representatives.

Messaging and Application Engineering Segment

Ensuredmail.Our Ensuredmail products provide encrypted email capabilities such as security, proof-of-delivery and non-repudiation of origination. The recipient of an Ensuredmail message does not need to be an

Ensuredmail licensee or install software. When an Ensuredmail user sends a message to another user, the recipient receives an email message with an attached encrypted message. The recipient opens the attached, which starts their web browser, enters a password, and can read the message and attachments. If the recipient replies to the message, the message is fully encrypted and sent back securely to the original sender. Organizations typically use our server-based Ensuredmail products, whereas individuals can use a person-to-person desktop variation.

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

Maintenance and Support

We offer customers varying levels of technical support tailored to their needs, including periodic software upgrades, and telephone support. Cicero® and Ensuredmail software are frequently used in mission-critical business situations, and our maintenance and support services are accustomed to the critical demands that must be met to deliver world-class service to our clients. Many of the members of our staff have expertise in lights-out mission critical environments and are ready to deliver service commensurate with those unique client needs.

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

         Our customers are using our solutions to rapidly deploy applications. Some examples of customers' uses of our products include:

•
Business Process Outsourcers - use our Cicero® solution in contact centers to provide real time integration among existing back-office systems, eliminate redundant data entry, shorten call times, provide real-time data access and enhance customer service and service levels.

•
A financial institution - uses our Cicero® solution to provide real-time integration among market data, customer account information, existing back-office systems and other legacy applications, eliminate redundant data entry, provide real-time data access and processing, and enhance customer service and service levels.

•	An insurance company - uses our Cicero® solution to integrate their customer information systems with over thirty software applications including a CRM application.

•	A law enforcement organization - uses our Cicero® solution to streamline and automate support for arrests and investigations while merging federal, state and local systems within a unified process.

Other customers are systems integrators, which use our Cicero® product to develop integration solutions for their customers.

Merrill Lynch, N.E.W. Customer Service Companies, IBM, and Pilar Services, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2006. In 2005, NEW Customer Service Companies and Innovative System Solutions Corporation accounted for more than ten percent (10%) of our operating revenue. Bank of America, Convergys, IBM, Nationwide Financial Services and SAIC each accounted for more than ten percent (10%) of our operating revenue in 2004.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement Cicero® software solutions with strategic partners such as systems integrators and embed Cicero® along with other products through reseller relationships. We provide training and other support necessary to systems integrators and Resellers to aid in the promotion of our products. To date we have entered into strategic partnerships with the following resellers, for integrated business solutions: ThinkCentric, Hewlett Packard and House of Code. In addition, we have entered into strategic partnerships with Silent Systems, Inc., ADPI LLC, and Pilar Services, Inc. These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access. In addition, several of these partners can bundle Cicero® with other software to provide a comprehensive solution to customers. We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

Marketing

The target market for our products and services are large companies operating contact centers and in the financial services, insurance and telecommunications industries, as well as users in the intelligence, security and law enforcement communities and other governmental organizations. Increasing competitiveness and consolidation is driving companies in such businesses to increase the efficiency and quality of their customer contact centers. As a result, customer contact centers are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

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

Research and Product Development

In connection with the narrowing of our strategic focus, we have experienced an overall reduction in research and development costs. Since Cicero® is a new product in a relatively untapped market, it is imperative to constantly enhance the feature sets and functionality of the product.

We incurred research and development expense of approximately $533,000, $891,000 and $1,111,000 in 2006, 2005, and 2004, respectively. The decrease in costs reflects the reduction in the number of employees by two plus associated overheads in 2006, and two employees, plus associated overheads in 2005.

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

We compete with companies that utilize varying approaches to modernize, web-enable and integrate existing software applications:

•
Portal software offers the ability to aggregate information at a single point, but not the ability to integrate transactions from a myriad of information systems on the desktop. Plumtree is a representative company in the market.

•
Middleware software provides integration of applications through messages and data exchange implemented typically in the middle tier of the application architecture. This approach requires modification of the application source code and substantial infrastructure investments and operational expense. Reuters, TIBCO and IBM MQSeries are competitors in the middleware market.

•
CRM software offers application tools that allow developers to build product specific interfaces and custom applications. This approach is not designed to be product neutral and is often dependent on deep integration with our technology. Siebel is a representative product in the CRM software category.

•
Recently, there have been several companies that offer capabilities similar to our Cicero® software in that these companies advertise that they integrate applications without modifying the underlying code for those applications. OpenSpan is one company who advertises that they can non-invasively integrate at the point of contact or on the desktop.

Other competitors include Above All Software, Attachmate Corporation, Seagull Software Ltd. and Oracle. Our Cicero® product competes directly with other contact center solutions offered by Microsoft, Corizon and Jacada. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current and possible future competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

Intellectual Property

Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Merrill Lynch holds a patent with respect to the Cicero® technology. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country. We use the registered trademarks “Cicero®” and , “Ensuredmail”

All other product and company names mentioned herein are for identification purposes only and are the property of, and may be trademarks of, their respective owners.

Employees

As of December 31, 2006, we employed 18 employees. Our employees are not represented by a union or a collective bargaining agreement.

We believe that to fully implement our business plan we will be required to enhance our ability to work with the Microsoft Vista, Windows XP, and Windows 2000 operating systems as well as the Linux operating system by adding additional development personnel as well as additional direct sales personnel to complement our sales plan. Although we believe that we will be successful in attracting and retaining qualified employees to fill these positions, no assurance can be given that we will be successful in attracting and retaining these employees now or in the future.

Available Information

Our web address is www.ciceroinc.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Forward Looking and Cautionary Statements

Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward-looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: there may be a question as to our ability to operate as a going concern, our future success depends on the market acceptance of the Cicero® product and successful execution of the new strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from our existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; rapid technological change could render the Company's products obsolete; loss of any one of our major customers could adversely affect our business; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend our ownership and use of proprietary technology; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

Item 1A. Risk Factors

There is substantial doubt as to whether we can continue as a going concern.

Because we incurred net operating losses of approximately $3.0 million for the year ended December 31, 2006 in addition to losses from continuing operations of approximately $13.4 million for the previous two fiscal years we experienced negative cash flows from operations, had significant working capital deficiencies at December 31, 2006, and because we are relying on acceptance of a newly developed and marketed product, there is substantial doubt that we can continue to operate as a going concern. While we have attracted some additional capital to continue to fund operations, there can be no assurance that we can obtain additional financing and if we do obtain financing that it will be on terms that are favorable to us or our stockholders.

We have a history of losses and expect that we will continue to experience losses at least through mid 2007.

We experienced operating losses and net losses for each of the years from 1998 through 2006. We incurred a net loss of $25.1 million for 1998, $15.5 million for 1999, $28.4 million for 2000, $105.1 million for 2001, $18.2 million for 2002, $10.0 million for 2003, $9.76 million in 2004, $3.68 million in 2005 and $3.0 million in 2006. As of December 31, 2006, we had a working capital deficit of $7.9 million and an accumulated deficit of $234 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.

Therefore, due to these and other factors, we expect that we will continue to experience net losses through the first quarter of 2007. We have not generated sufficient revenues to pay for all of our operating costs or other expenses and have relied on financing transactions over the last several fiscal years to pay our operating costs and other expenses. We cannot predict with accuracy our future results of operations and believe that any period-to-period comparisons of our results of operations are not meaningful. Furthermore, there can be no assurance that if we are unable to generate sufficient revenue from operations that we will be able to continue to access the capital markets to fund our operations, or that if we are able to do so that it will be on satisfactory terms.

As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software developers and licensors may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming and expensive to defend and could adversely affect our business, operating results and financial condition.

We develop new and unproven technology and products.

Historically, the Company has been a global provider of software solutions to help companies integrate new and existing applications as well as extend those applications to the Internet. This market segment is commonly known as Enterprise Application Integration or EAI. Historically, EAI solutions work directly at the server or back-office level allowing disparate applications to communicate with each other.

Until early 2001, we focused primarily on the development, sale and support of EAI solutions through our Geneva product suite. After extensive strategic consultation with outside advisors and an internal analysis of our products and services, we decided to focus on the growing desktop and business process automation market with our Cicero® product. Our technology and our products are unproven and we have been actively marketing them since 2001. The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future success will depend to a substantial degree upon our ability to market and enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards.

We depend on an unproven strategy for ongoing revenue.

The Company’s future revenues are entirely dependent on acceptance of Cicero® which had limited success in commercial markets to date. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2006, the Company had a working capital deficiency of approximately $7,894,000. Accordingly, there is substantial doubt that the Company can continue as a going concern, and the independent auditor’s report accompanying our financial statements raises doubt about our ability to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers who have demonstrated interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the Company’s financial viability. Cicero® software is a new “category defining” product in that most EAI projects are performed at the server level and Cicero®’s integration occurs at the desktop level without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity.

Our new strategy is subject to the following specialized risks that may adversely affect our long-term revenue and profitability prospects:

•	Cicero® was originally developed internally by Merrill Lynch and has no track record of successful sales to organizations within the financial services industry and may not gain market acceptance;
•
We are approaching a different segment of the financial services industry, the customer contact center, compared to our sales and marketing efforts in the past and there can be no assurance that we can successfully sell and market into this industry; and

•	We have had very limited success because the financial condition of the Company has caused concern for enterprise customers that would be dependent on Cicero® for their long-term needs.

Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue.

Our ability to generate revenue depends on the overall demand for desktop integration software and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for desktop integration in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger transactions. Those situations may cause a decrease in our revenue. A decrease in demand for our software and services caused, in part, by an actual or anticipated weakening of the economy, may result in a decrease in our revenue rates.

The so-called “penny stock rule” could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline.

The Company was delisted from the NASDAQ SmallCap market effective January 23, 2003. The Company’s common stock presently is quoted on the Over-the-Counter Bulletin Board.

Trading of our common stock on the OTCBB may be subject to certain provisions of the Securities Exchange Act of 1934, as amended, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price.

Our quarterly operating results have varied significantly in the past, and we expect they will continue to do so in the future. We have derived, and expect to continue to derive in the near term, a significant portion of our revenue from relatively large customer contracts or arrangements. The timing of revenue recognition from those contracts and arrangements has caused and may continue to cause fluctuations in our operating results, particularly on a quarterly basis. Our quarterly revenues and operating results typically depend upon the volume and timing of customer contracts received during a given quarter and the percentage of each contract, which we are able to recognize as revenue during the quarter. Each of these factors is difficult to forecast. As is common in the software industry, the largest portion of software license revenues are typically recognized in the last month of each fiscal quarter and the third and fourth quarters of each fiscal year. We believe these patterns are partly attributable to budgeting and purchasing cycles of our customers and our sales commission policies, which compensate sales personnel for meeting or exceeding periodic quotas.

Furthermore, individual Cicero® sales are large and each sale can or will account for a large percentage of our revenue and a single sale may have a significant impact on the results of a quarter. The sales of both our historical products and Cicero® can be classified as generally large in size to a small discrete number of customers. In addition, the substantial commitment of executive time and financial resources that have historically been required in connection with a customer’s decision to purchase Cicero® and our historical products increases the risk of quarter-to-quarter fluctuations. Cicero® sales require a significant commitment of time and financial resources because it is an enterprise product. Typically, the purchase of our products involves a significant technical evaluation by the customer and the delays frequently associated with customers’ internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months. It also subjects the sales cycle for our products to a number of significant risks, including our customers’ budgetary constraints and internal acceptance reviews. The length of our sales cycle may vary substantially from customer to customer.

We typically do not have any material backlog of unfilled software orders, and product revenue may fluctuate from quarter to quarter due to the completion or commencement of significant assignments, the number of working days in a quarter and the utilization rate of services personnel. As a result of these factors, we believe that a period-to-period comparison of our historical results of operations is not necessarily meaningful and should not be relied upon as indications of future performance. In particular, our revenues in the third and fourth quarters of our fiscal years may not be indicative of the revenues for the first and second quarters. Moreover, if our quarterly results do not meet the expectations of our securities analysts and investors, the trading price of our common stock would likely decline.

Loss of key personnel associated with Cicero® development could adversely affect our business.

Loss of key executive personnel or the software engineers we have hired with specialized knowledge of the Cicero® technology could have a significant impact on our execution of our new strategy given that they have specialized knowledge developed over a long period of time with respect to the Cicero® technology. Furthermore, because of our restructuring and reduction in the number of employees, we may find it difficult to recruit new employees in the future.

Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero®.

Cicero® is designed to address in a novel way the problems that large companies face integrating the functionality of different software applications by integrating these applications at the desktop. To effectively penetrate the market for solutions to this disparate application problem, Cicero® will compete with traditional Enterprise Application Integration, or EAI, solutions that attempt to solve this business problem at the server or back-office level. Server level EAI solutions are currently sold and marketed by companies such as NEON, Mercator, Vitria, and BEA. There can be no assurance that our potential customers will determine that Cicero®’s desktop integration methodology is superior to traditional middleware EAI solutions provided by the competitors described above in addressing this business problem. Moreover, the information systems departments of our target customers, large financial institutions, are large and may elect to attempt to internally develop an internal solution to this business problem rather than to purchase the Cicero® product. Cicero® itself was originally developed internally by Merrill Lynch to solve these integration needs.

Accordingly, we may not be able to provide products and services that compare favorably with the products and services of our competitors or the internally developed solutions of our customers. These competitive pressures could delay or prevent adoption of Cicero® or require us to reduce the price of our products, either of which could have a material adverse effect on our business, operating results and financial condition.

Our ability to compete may be subject to factors outside our control.

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

We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects.

Our software products are complex, and significant defects may be found following introduction of new software or enhancements to existing software or in product implementations in varied information technology environments. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to reallocate product development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, require significant additional professional services work to address operational issues, damage the reputation of our software in the marketplace and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our partners and customers. This could result in lost revenue, delays in customer deployment or legal claims and would be detrimental to our reputation. If our software experiences performance problems or ceases to demonstrate technology leadership, we may have to increase our product development costs and divert our product development resources to address the problems.

We may be unable to enforce or defend our ownership and use of proprietary and licensed technology.

We originally licensed the Cicero® technology and related patents on a worldwide basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch's rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. Merrill Lynch indemnifies us with regard to the rights granted to us by them. Consideration for the original Cicero® license consisted of 1,000,000 shares of our common stock. In exchange for the amendment, we granted an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero® or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20 million. We have completely re-engineered the Cicero® software to provide increased functionality and much more powerful integration capabilities.

Our success depends to a significant degree upon our proprietary and licensed technology. We rely on a combination of patent, trademark, trade secret and copyright law, contractual restrictions and passwords to protect our proprietary technology. However, these measures provide only limited protection, and there is no guarantee that our protection of our proprietary rights will be adequate. Furthermore, the laws of some jurisdictions outside the United States do not protect proprietary rights as fully as in the United States. In addition, our competitors may independently develop similar technology; duplicate our products or design around our patents or our other intellectual property rights. We may not be able to detect or police the unauthorized use of our products or technology, and litigation may be required in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights. Additionally, with respect to the Cicero® line of products, there can be no assurance that Merrill Lynch will protect its patents or that we will have the resources to successfully pursue infringers. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.

We do not believe that any of our products infringe the proprietary rights of third parties. However, companies in the software industry have experienced substantial litigation regarding intellectual property and third parties could assert claims that we have infringed their intellectual property rights. In addition, we may be required to indemnify our distribution partners and end- users for similar claims made against them. Any claims against us would divert management resources, and could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

Our business may be adversely impacted if we do not provide professional services to implement our solutions.

Customers that license our software typically engage our professional services staff or third-party consultants to assist with product implementation, training and other professional consulting services. We believe that many of our software sales depend, in part, on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. New professional services personnel and service providers require training and education and take time and significant resources to reach full productivity. Competition for qualified personnel and service providers is intense within our industry. Our business may be harmed if we are unable to provide professional services to our customers to effectively implement our solutions of if we are unable to establish and maintain relationships with third-party implementation providers.

Because our software could interfere with the operations of customers, we may be subject to potential product liability and warranty claims by these customers.

Our software enables customers’ software applications to integrate and is often used for mission critical functions or applications. Errors, defects or other performance problems in our software or failure to provide technical support could result in financial or other damages to our customers. Customers could seek damages for losses from us. In addition, the failure of our software and solutions to perform to customers’ expectations could give rise to warranty claims. The integration of our software with our customer’s applications, increase the risk that a customer may bring a lawsuit us. Even if our software is not at fault, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation.

We have not paid any dividends on our common stock and it is likely that no dividends will be paid in the future.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Provisions of our charter and Bylaws and Delaware law could deter takeover attempts.

Section 203 of the Delaware General Corporation Law, which prohibits certain persons from engaging in business combinations with the Company, may have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder may consider to be in the holder’s best interests. These provisions of Delaware law also may adversely affect the market price of our common stock. Our certificate of incorporation authorizes the issuance, without stockholder approval, of preferred stock, with such designations, rights and preferences as the board of directors may determine preferences as from time to time. Such designations, rights and preferences established by the board may adversely affect our stockholders. In the event of issuance, the preferred stock could be used, under certain circumstances, as a means of discouraging, delaying or preventing a change of control of the Company. Although we have no present intention to issue any shares of preferred stock in addition to the currently outstanding preferred stock, we may issue preferred stock in the future.

Item 1B. Unresolved Staff Issues

Not Applicable

Item 2.  Properties

Our corporate headquarters are located in approximately 1,300 square feet of office space in Farmingdale, New Jersey, pursuant to a month-to-month sublease from one of our resellers. The United States operations group and administrative functions are based in offices of approximately 2,956 square feet in our Cary, North Carolina office pursuant to a lease expiring in 2007. The research and development and customer support groups are located in the Farmingdale, New Jersey and Cary, North Carolina facilities.

Item 3.  Legal Proceedings

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was filed in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $123,000 and it matures in December 2007. At the maturity date of the note, the Company will be liable for additional payments totaling approximately $31,000 which we have recognized as a non-current liability.

In October 2003, we were served with a summons and complaint in the Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors. The amount in dispute was approximately $200,000 and is recorded as part of our accounts payable. Subsequent to March 31, 2004, we settled this litigation. Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company is in the process of negotiating a series of payments for the remaining liability of approximately $80,000.

In March 2004, we were served with a summons and complaint in the Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247,000. In October 2004, we reached a settlement agreement wherein we agreed to pay $160,000 over a 36-month period ending October 2007.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65,000. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200,000 over a 36-month period ending October 2007.

In October 2005, we were notified that Critical Mass Mail, Inc. had filed a claim against us in the amount of $45,000 for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed a counter claim that Critical Mass Mail, Inc. failed to deliver certain assets and other documents under the same Asset Purchase Agreement. We had already reserved the potential liability under this action as part of the asset purchase accounting. In February, 2006, Critical Mass Mail amended their complaint and was seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued in the Asset Purchase Agreement. In November 2006, we negotiated a settlement with Critical Mass Mail that provides for monthly payments of the amounts already accrued. In December 2006 we settled the amended complaint and agreed to issue $50,000 worth of the Company’s common stock. The Company has recorded stock compensation expense as of December 31, 2006 in this amount.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Stockholders was held on November 16, 2006 in Cary, North Carolina. The agenda for the meeting was (i) to ratify the name of the change of the Corporation to Cicero Inc., (ii) to ratify a consolidation (a reverse split) of the common stock of the Company within a ratio of 20:1 to 100:1 as determined by the Board of Directors of the Company, (iii) to ratify an increase in the number of authorized shares of common stock of the Company from eighty-five million (85,000,000) to two hundred fifteen million (215,000,000) shares, and (iv) to ratify the amendment of the conversion prices at which all of the outstanding shares of Series A-3, B-3, C and D preferred stock of the Company convert into shares of common stock of the Company and then convert such outstanding shares into a single class of Series A-1 preferred stock of the Company. The record date for the meeting was set for October 1, 2006, at which there were 56,544,577 shares of Company stock entitled to vote at the Meeting. An aggregate of at least 28,272,280 shares of stock, representing at least 50.0001% of the shares of votable stock, were represented at the Meeting.

The votes were tabulated as follows:

Motion to ratify the name of the change of the Corporation to Cicero Inc:
	VOTES FOR	VOTES AGAINST	ABSTAIN
Common stock and equivalents	48,855,828	252,752	244,006

Motion to ratify a consolidation (a reverse split) of the common stock of the Company within a ratio of 20:1 to 100:1 as determined by the Board of Directors of the Company:
	VOTES FOR	VOTES AGAINST	ABSTAIN
Common stock and equivalents	48,579,012	583,358	190,216
Series A-3 Preferred Stock	188,408	--	--
Series B-3 Preferred Stock	2,394,062	--	--
Series C Preferred Stock	2,607,895	--	--
Series D Preferred Stock	3,314,125	--	--

Motion to ratify an increase in the number of authorized shares of common stock of the Company from eighty-five million (85,000,000) to two hundred fifteen million (215,000,000) shares:
	VOTES FOR	VOTES AGAINST	ABSTAIN
Common stock and equivalents	48,136,737	1,028,465	187,384
Series A-3 Preferred Stock	188,408	--	--
Series B-3 Preferred Stock	2,394,062	--	--
Series C Preferred Stock	2,607,895	--	--
Series D Preferred Stock	3,314,125	--	--

Motion to ratify the amendment of the conversion prices at which all of the outstanding shares of Series A-3, B-3, C and D preferred stock of the Company convert into shares of common stock of the Company and then convert such outstanding shares into a single class of Series A-1 preferred stock of the Company:

	VOTES FOR	VOTES AGAINST	ABSTAIN
Common stock and equivalents	32,012,164	489,259	249,802
Series A-3 Preferred Stock	188,408	--	--
Series B-3 Preferred Stock	2,394,062	--	--
Series C Preferred Stock	2,607,895	--	--
Series D Preferred Stock	3,314,125	--	--

PART II

Item 5. Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock had been traded on the Nasdaq National Market under the symbol ''LVEL” from 1996 until December 23, 2002. From December 24, 2002, until January 23, 2003, our common stock traded on the Nasdaq SmallCap Market. As of January 23, 2003, our common stock was delisted from the Nasdaq SmallCap Market and is currently quoted on the Over-The-Counter Bulletin Board. In January 2007 we formally changed our name to Cicero Inc. and now trade under the ticker CICN. We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In accordance with Staff Accounting Bulletin Topic 4(c), the chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2006 and 2005 as retroactively adjusted for the 100:1 reverse stock split.
	2006		2005
Quarter	High	Low	High	Low
First	$3.00	$1.80	$16.00	$7.00
Second	$2.50	$1.00	$9.00	$4.00
Third	$2.10	$1.10	$5.00	$2.00
Fourth	$4.50	$1.30	$5.00	$1.00

The closing price of the common stock on December 31, 2006 was $2.30 per share. As of March 16, 2007 we had 228 registered stockholders of record.

Recent Sales of Unregistered Securities

In 2004, pursuant to a Note and Warrant Offering that was part of a recapitalization plan, warrant holders of the Company’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10. The Senior Secured Notes issued in the aggregate principal amount of $2,559,000 to holders of warrants of the Company who loaned to the Company the exercise price of their warrants and other investors who lent funds to the Company in exchange for Senior Reorganization Notes and additional warrants, pursuant to note and warrant offerings in December 2004 ($1,615,000, of which $67,000 was received in 2005) and March 2005 ($944,000) (the “Note and Warrant Offerings”), will be cancelled and the existing warrants in respect of which the exercise price was loaned to the Company, as evidenced by the Senior Reorganization Notes, will be exercised. Such warrant holders were offered a special one-time exercise price of the lesser of $0.10 per share and the original exercise price as part of the merger agreement. The exercise price of the warrants at that time ranged from $0.07 to $0.60.

As part of the Note and Warrant Offering and approval of the Plan of Recapitalization, the Company issued Additional Warrants to Senior Reorganization Noteholders in connection with their loans to the Company, exercisable at $0.04. Under the terms of the Note and Warrant Offering, the warrants have been automatically exercised by applying the accrued interest on the Senior Reorganization Notes to the exercise or strike price and by cashless exercise to the extent of the balance of the exercise price. The aggregate number of shares issued upon exercise of the Additional Warrants was 3,438,473 shares of Cicero common stock.

Senior Reorganization Noteholders who loaned the Company the first $1,000,000 in respect of the exercise price of their warrants, pursuant to the Note and Warrant Offering will receive warrants of Cicero (“Early Adopter Warrants”) at a ratio of 2:1 for shares issuable upon exercise of each existing warrant exercised at the special exercise price (before adjustment by the reverse stock ratio) of $0.10 per share, as part of the Recapitalization Plan. In the Recapitalization Plan, Early Adopter Warrants will convert into warrants of Cicero for an aggregate of 201,115 shares of Cicero, at the exercise price of $10.00 per share.

As part of the Plan of Recapitalization, Noteholders of $992,000 of Convertible Promissory Notes were offered reduced conversion prices to convert their notes into shares of the Company’s new Series A-1 Preferred Stock. All Noteholders have agreed to convert their notes. The Company has cancelled these notes and issued 1,591 shares of its Series A-1 Preferred Stock.

During 2005 and 2006, the Company issued several Convertible Bridge Notes to a consortium of investors. These notes bear interest at an annual rate of 10% and matured at various dates beginning on September 15, 2005. The Notes are convertible into shares of the Company’s common stock upon approval of the Plan of Recapitalization at conversion rates of $0.125 and $0.133. As of December 31, 2006, the Company had raised $3,915,000 from the sale of Convertible Bridge Notes of which the aggregate principal amount of $746,000 was from various members of the Company’s Board of Directors. These notes automatically converted into 30,508,448 shares of the common stock upon approval of the Plan of Recapitalization. Accordingly, this conversion has been reflected in the Company’s accompanying Balance Sheet as of December 31, 2006.

These securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under Section UW of the Securities Act of 1933 as amended.

The Company has not repurchased any shares of its stock.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan. All of the Company’s Equity Compensation Plans were approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	45,315	$120.61	37,830
Equity compensation plans not approved by stockholders (1)	--	--	--
Total	45,315	$120.61	37,830

(1)	The Company does not have any Equity Compensation Plans that were not approved by stockholders.

 Item 6. Selected Financial Data.

The following selected financial data is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

See Item 7 for a discussion of the entities included in operations (in thousands). Weighted average shares outstanding have been restated retroactively to reflect the 100:1 reverse stock split.

	Year Ended December 31, (in thousands, except per share data)
	2002	2003	2004	2005	2006
SELECTED STATEMENT OF OPERATIONS DATA
Revenue	$3,101	$530	$775	$785	$972
Loss from continuing operations	$(13,142)	$(9,874)	$(9,731)	$(3,681)	$(2,997)
Loss from continuing operations per common share - basic and diluted	$(74.89)	$(54.00)	$(27.05)	$(8.27)	$(0.25)
Weighted average common and common equivalent shares outstanding- basic and diluted	189	215	360	445	35,182

	December 31,
	2002	2003	2004	2005	2006
SELECTED BALANCE SHEET DATA
Working capital (deficiency)	$(6,254)	$(6,555)	$(10,255)	$(13,894)	$(7,894)
Total assets	11,852	5,362	530	241	597
Long-term debt, including current maturities	2,893	2,756	5,444	7,931	2,932
Senior convertible redeemable preferred stock	--	3,355	1,367	1,061	--
Stockholders' equity (deficiency)	1,653	(6,103)	(11,857)	(15,076)	(7,912)

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Cicero Inc. is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with our Cicero® software product. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes. The Company also provides email encryption products that address information and security compliance from the individual to the enterprise.

In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Cicero offers services around our integration and encryption software products.

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

The Desktop Integration segment is comprised of the Cicero® product. Cicero® is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications, while renovating or rejuvenating older legacy systems by making them usable in the business processes.

The product that comprises the Messaging and Application Engineering segment is Ensuredmail. Ensuredmail is an encrypted email technology that can reside on either the server or the desktop.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Year Ended December 31,
	2006	2005	2004
Revenue:
Software	21.4%	51.9%	30.8%
Maintenance	12.3%	18.7%	39.5%
Services	66.3%	29.4%	29.7%
Total	100.0%	100.0%	100.0%

Cost of revenue:
Software	0.9%	2.0%	577.8%
Maintenance	21.8%	44.6%	49.3%
Services	56.2%	104.7%	131.0%
Total	78.9%	151.3%	758.1%

Gross margin (loss)	21.1%	(51.3)%	(658.1)%

Operating expenses:
Sales and marketing	35.6%	79.9%	140.4%
Research and product development	54.8%	113.5%	143.3%
General and administrative	124.1%	144.8%	196.4%
Impairment of intangible assets	0.0%	0.0%	75.7%
(Gain) on disposal of assets	(2.5)%	0.0%	(0.6)%
Total	212.0%	338.2%	555.2%

Loss from operations	(190.9)%	(389.5)%	(1,213.3)%
Other (expense), net	(117.5)%	(79.4)%	(42.3)%
Loss before taxes	(308.4)%	(468.9)%	(1,255.6)%
Income tax provision (benefit)	0.0%	0.0%	0.0%

Loss from continuing operations	(308.4)%	(468.9)%	(1,255.6)%
Loss from discontinued operations	0.0%	0.0%	(3.9)%
Net loss	(308.4)%	(468.9)%	(1,259.5)%

The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

	2006	2005	2004
United States	100%	100%	98%
Europe	--	--	2%
Total	100%	100%	100%

The table below presents information about reported segments for the twelve months ended December 31, 2006, 2005, and 2004 (in thousands):

	For the year ended December 31,
	2006			2005			2004
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$965	$7	$972	$760	$25	$785	$707	$68	$775
Total cost of revenue	767	--	767	1,188	--	1,188	5,662	213	5,875
Gross margin (loss)	198	7	205	(428)	25	(403)	(4,955)	(145)	(5,100)
Total operating expenses	1,964	121	2,085	2,536	119	2,655	3,348	373	3,721
Segment profitability (loss)	$(1,766)	$(114)	$(1,880)	$(2,964)	$(94)	$(3,058)	$(8,303)	$(518)	$(8,821)

A reconciliation of segment operating expenses to total operating expense follows (in thousands):

	2006	2005	2004
Segment operating expenses	$2,085	$2,655	$3,721
Write-off of intangible assets	--	--	587
(Gain) on disposal of assets	(24)	--	(5)
Total operating expenses	$2,061	$2,655	$4,303

A reconciliation of total segment profitability to net loss from continuing operations follows for the fiscal years ended December 31 (in thousands):

	2006	2005	2004
Total segment profitability (loss)	$(1,880)	$(3,058)	$(8,821)
Write-off of intangible assets	--	--	(587)
Gain on disposal of assets	24	--	5

Interest and other income/(expense), net	(1,141)	(623)	(328)
Net loss before provision for income taxes	$(2,997)	$(3,681)	$(9,731)

Years Ended December 31, 2006, 2005, and 2004

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

Total revenues increased 24% from $785,000 in 2005 to $972,000 in 2006. Revenues increased slightly, or 1% from $775,000 in 2004 to $785,000 in 2005. The increase in revenues in 2006 is primarily due to increased labor billings from integration contracts with the Company’s professional services staff. The small increase in revenues in 2005 over 2004 reflects a change in the mix of revenues, wherein license revenues increased and annual maintenance revenues decreased. Gross profit margin (loss) was 21%, (51)% and (658)% for 2006, 2005, and 2004, respectively.

The Desktop Integration segment had a gross margin (loss) of 21% for the year ended December 31, 2006, (56)% for the year ended December 31, 2005, and (701)% for the year ended December 31, 2004. The improvement in gross margin from 2005 to 2006 reflects a reduction in professional services headcount and an overall increase in revenues. In 2004, the Company had recognized a final impairment of the excess of the unamortized book value of the Cicero® technology in excess of the expected net realizable value in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. A charge in the amount of $2,844,000 was recorded as cost of software revenue in the Statement of Operations for the year ended December 31, 2004.

The Messaging and Application Engineering segment gross margin for the years ended December 31, 2006 and 2005 was 100%. The gross margin (loss) for the year ended December 31, 2004 was (213%). In January 2004 the Company acquired substantially all of the assets and assumed certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. The total purchase price of the assets being acquired plus assumption of certain liabilities was $750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587,000. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired, charged to the Statement of Operations for the period ended March 31, 2004. The Company completed an assessment of the recoverability of the Ensuredmail product technology, as of June 30, 2004 in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. This assessment was completed due to the Company’s revised cash flow projections from software revenue. These revised cash flow projections did not support the long-lived asset and accordingly the Company impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value as of June 30, 2004. This charge, in the amount of $154,000, was recorded as software amortization for the period ended June 30, 2004.

Software Products. Software product revenue decreased from $407,000 in 2005 to $208,000 in 2006 or approximately 49%. Software product revenue increased approximately 70% in 2005 from those results achieved in 2004. The decrease in software revenues in 2006 is attributed the Company entering into only one significant license contract during the year. The Company had another pilot installation in-process, however, acceptance was not assured by December 31, 2006. In 2005, the Company was able to successfully deploy its software to several smaller integration engagements.

The gross margin (loss) on software products was 96% for each of the years ended December 31, 2006 and 2005, and (1,773%), for the year ended December 31, 2004. Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software, impairment of software product technology, and royalties to third parties, and to a lesser extent, production and distribution costs. All software costs have been fully amortized as of December 31, 2004. The Cicero® software technology and related patents was licensed by the Company on a worldwide basis from Merrill Lynch in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend the Company’s exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch’s rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. The Company is indemnified by Merrill Lynch with regard to the rights granted to Cicero® by them. In consideration for the original Cicero® license we issued to Merrill Lynch 1,000,000 shares of the Company’s common stock. In consideration for the amendment, the Company issued an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement pursuant to which, the Company pays a royalty of 3% of the sales price for each sale of Cicero® software or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20,000,000.

The software product gross margin (loss) for the Desktop Integration segment was 96% for the years ended December 31, 2006 and 2005, and (1,950%) for the year ended December 31, 2004. The software product gross margin (loss) on the Messaging and Application Engineering segment was 100% for the years ended December 31, 2006 and 2005 and (587%) for year ended December 31, 2004.

The Company expects to see significant increases in software sales related to the Desktop Integration segment coupled with improving margins on software products as Cicero® gains acceptance in the marketplace. The Company’s expectations are based on its review of the sales cycle that has developed around the Cicero® product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations. The Messaging and Application Engineering segment revenue is expected to increase marginally with on-line sales of its products.

Maintenance. Maintenance revenues for the year ended December 31, 2006 decreased by approximately 18% or $27,000 from 2005. Maintenance revenues for the year ended December 31, 2005 decreased by approximately 52% or $159,000 from 2004. The decline in maintenance revenues in 2006 and in 2005 is primarily due to the non-renewal of one maintenance contract for the Cicero® product in each of those years within the Desktop Integration segment.

The Desktop Integration segment accounted for approximately 95% of total maintenance revenue and the Messaging and Application Engineering segment accounted for approximately 5% of total maintenance revenues in 2006.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. The Company experienced a gross margin (loss) on maintenance products of (77%) for 2006. Gross margin (loss) on maintenance products for 2005 and 2004 were (138%) and (25%) respectively.

Maintenance revenues are expected to increase, primarily in the Desktop Integration segment as a result of our expected increase in sales of the Cicero® product. The Messaging and Application Engineering segment is now composed of the new Ensuredmail encryption technology and maintenance revenues should increase as the product achieves market acceptance. The cost of maintenance should increase slightly for the Desktop Integration segment.

Services. Services revenue for the year ended December 31, 2006 increased by approximately 179% or $413,000 over the same period in 2005. Services revenue for the year ended December 31, 2005 were approximately the same as in 2004. The increase in service revenues as compared to 2005 is attributable to the pilot engagements that were incurred during the past two years.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin (loss) was 15%, (256%), and (341%) for the years ended 2006, 2005, and 2004 respectively.

Services revenues are expected to increase for the Desktop Integration segment as the Cicero® product gains acceptance. The Messaging and Application Engineering segment service revenues will continue to be deminimus as the new products that comprise that segment do not require substantial service oriented work.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased by 45% or approximately $281,000 in 2006 and decreased by 42% or approximately $461,000 in 2005 due to a continued reduction in the Company’s sales and marketing workforce, decreased promotional activities and a change in the sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

Sales and marketing expenses are expected to increase as the Company adds additional direct sales personnel and supports the sales function with collateral marketing materials. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by 40% or $358,000 in 2006 as compared to 2005 and decreased by 20% or $220,000 in 2005 as compared to 2004. The decrease in costs reflects the reduction in headcount by two employees plus associated overheads in 2006 and two employees, plus associated overheads in 2005.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2006 increased by 6% or $69,000 over the prior year. The increase in general administrative costs is primarily due to costs associated with the Company’s recapitalization plan in 2006. In fiscal 2005, general and administrative expenses decreased by 25% or $385,000 as compared to 2004. The decline in general and administrative costs in 2005 reflects the general downsizing conducted by the Company in 2005.

General and administrative expenses are expected to slightly increase going forward as the Company’s revenues increase.

Write-Off of Goodwill and Other Intangible Assets. Write-off of goodwill was $0 for the years ended December 31, 2006 and 2005, and $587,000 for the year ended December 31, 2004. During 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. The total purchase price of the assets being acquired plus certain liabilities assumed was $750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587,000. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired, charged to the Statement of Operations for the period ended March 31, 2004. At December 31, 2006, 2005 and 2004, there was no remaining goodwill on the Company’s balance sheet.

Warrants Liability. The Company has issued warrants to holders of preferred stock designated Series A3 and Series B3 preferred stockholders which allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants is accounted for as a liability and is re-measured at each balance sheet date. As of December 31, 2006 and December 31, 2005, the warrant liability had a fair value of $0.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2006, 2005, or 2004. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company generated $281,000 of cash for the year ended December 31, 2006

Operating activities utilized approximately $2,224,000 in cash, which was primarily comprised of the loss from operations of $2,997,000, offset by non-cash charges for depreciation and amortization of approximately $12,000, and stock compensation expense of $615,000 and a provision for doubtful accounts of $50,000. In addition, the Company had an increase in accounts receivable of $202,000, offset by a reduction of prepaid expenses and other assets of $31,000. The Company generated approximately $311,000 in cash through an increase in the amount owing its creditors.

The Company utilized approximately $17,000 in cash in the purchase of updating the Company’s network equipment.

The Company generated approximately $2,528,000 of cash during the year from financing activities from increases in Convertible Bridge notes of $2,148,000 and from approximately $380,000 resulting from the conversion of other debt to e quity.

The Company utilized cash of $78,000 for the year ended December 31, 2005.

Operating activities utilized approximately $2,564,000 in cash, which was primarily comprised of the loss from operations of $3,681,000, offset by non-cash charges for depreciation and amortization of approximately $11,000, and stock compensation expense of $149,000. In addition, the Company had a reduction in accounts receivable of $146,000, as well as a reduction of prepaid expenses and other assets of $55,000. The Company generated approximately $804,000 in cash through an increase in the amount owing its creditors. The Company had a decrease of $29,000 in assets and liabilities of discontinued operations, a decrease in $12,000 for its provision for uncollectible accounts, and a decrease of $7,000 in deferred revenue.

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

Financing Activities

The Company funded its cash needs during the year ended December 31, 2006 with cash on hand from December 31, 2005, as well as through the use of proceeds from borrowings under convertible debt agreements.

The Company has a term loan in the principal amount of $1,971,000 from Bank Hapoalim bearing interest at LIBOR plus 1.5% (approximately 6.37% at December 31, 2006), which is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems, Ltd., the Company’s former principal shareholder. In September 2004, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to November 3, 2005. Under the terms of the agreement with Liraz, the Company agreed to issue 3,942,000 shares of its common stock. In November 2005, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to November 15, 2006. Under the terms of the agreement with Liraz, the Company agreed to issue 2,400,000 shares of its common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share. Based upon fair market value at the time of issuance, the Company recognized $48,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2005. Because the warrants are contingently issuable upon an event outside the control of the Company (the proposed Plan of Recapitalization), the Company did not recognized any value to these warrants until the contingency is removed. In November 2006, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to October 31, 2007. Under the terms of the agreement with Liraz, the Company agreed to issue 6,000,000 shares of its common stock. Based upon fair market value at the time of issuance, the Company recognized $240,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2006. In addition, since the contingency surrounding the warrants granted in the prior years’ debt extension was removed, the Company also recognized $72,000 as the value of these warrants and as loan amortization costs in the Statement of Operations for the year ended December 31, 2006.

In 2004, the Company announced a Note and Warrant Offering in which warrant holders of the Company’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization plan. Under the terms of the Offer, which expired on December 31, 2004, warrant holders who elected to convert, would tender their conversion price in cash and receive a Note Payable in exchange. As of December 31, 2004 the Company had raised $1,615,000. Upon approval of the plan of recapitalization at a Shareholders meeting, these Notes would convert into common shares of Cicero Inc. In addition, those warrant holders who elected to convert the first $1 million of warrants would receive additional replacement warrants at a ratio of 2:1 for each warrant converted, with a strike price of $10.00 per share. In addition, upon approval of the plan of recapitalization, each warrant holder would be entitled to additional warrants to purchase common stock in Cicero Inc. In early 2005, the Company announced an extension to the Note and Warrant offering and as of December 31, 2005, the Company has raised an additional $944,000 for a total of approximately $2,559,000. Upon effectiveness of the plan of recapitalization, $2,309,000 of the Note and Warrant holders agreed to convert their notes into 3,438,473 shares of the Company’s common stock.

From July through December 2006, the Company issued several Convertible Bridge Notes with a consortium of investors. The Company had raised a total of $3,915,000 of Convertible Bridge Notes of which $746,000 was from various members of the Company’s Board of Directors. Under the terms of these Notes, holders have converted their Notes into 30,508,448 shares of Cicero Inc. common stock upon effectiveness of the plan of recapitalization approved by stockholders on November 16, 2006.

The Company believes that the plan of recapitalization will have a positive impact on the future operations of the Company and its ability to raise additional capital that it will need to continue operations, however, there can be no assurance that management will be successful in executing as anticipated or in a timely enough manner. If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months. We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the year ended 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $2.0 million during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In April 2005, the Company borrowed $30,000 from a director of the Company pursuant to a convertible loan agreement. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the director into 428,571 shares of our common stock at a conversion price of $0.07 per share which was the fair market value of the Company’s stock at the time the loan was made (pre-reverse stock split ratio). As part of the Plan of Recapitalization, this debt together with all other convertible promissory notes totaling $992,000 was converted into 1,591 shares of preferred stock designated Series A-1.

In January 2004, the Company completed a common stock financing round wherein it raised $1,247,000 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 3,369,192 shares of common stock at a price of $0.37 per share. As part of the financing, the Company has also issued warrants to purchase 3,369,192 shares of the Company’s common stock at an exercise price of $0.37. The warrants expire three years from the date of grant. The shares issued and the conversion price reflected the fair market value of the Company’s stock on the date of the transaction and are prior to effecting the reverse stock split ratio.

The Company incurred a loss from continuing operations of approximately $2,997,000 for the year ended December 31, 2006 in addition to losses from continuing operations of approximately $13,412,000 for the previous two fiscal years. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2006, the Company had a working capital deficiency of approximately $7,894,000. The Company’s future revenues are entirely dependent on acceptance of Cicero®, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern and the independent auditor’s report accompanying our financial statements raises doubts about our ability to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have expressed interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. Cicero® software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero®’s integration occurs at the desktop level without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® software through increased marketing and leveraging our limited number of reference accounts, while enhancing our list of resellers and systems integrators to assist in the sales and marketing process. Additionally, we must seek additional equity capital or other strategic transactions in the near term to provide additional liquidity.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2006 are as follows (in thousands):

	2007	2008	2009	2010	Total
Short and long-term debt, including interest payments	$3,212	$31	$--	$--	$3,243
Service purchase commitments	275	--	--	--	275
Operating leases	65	6	--	--	71
Capital leases	2	1	--	--	3
Total	$3,554	$38	$--	$--	$3,592

Short and long-term debt, including interest payments, includes an outstanding indebtedness of approximately $1,971,000 term loan with Bank Hapoalim guaranteed by Liraz Systems Inc, and $250,000 short-term note with SDS Merchant Fund.

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2006, the Company will pay Mr. Pizi an annual base salary of $150,000, and performance bonuses in cash of up to $350,000 per annum based upon certain revenue goals and operating metrics, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi's employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi's then current base salary and all deferred but unpaid salaries and bonuses within thirty (30) days of termination, and (b) all then outstanding but unvested stock options shall vest one hundred percent (100%).

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2006, the Company will pay Mr. Broderick a base salary of $150,000 and performance bonuses in cash of up to $350,000 per annum based upon certain revenue goals and operating metrics as determined by the Compensation Committee of the Board of Directors of the Company. Upon termination of Mr. Broderick's employment by the Company without cause, the Company has agreed to provide Mr. Broderick with a lump sum payment of one year of Mr. Broderick’s then current base salary and payment of all deferred salaries and bonuses within thirty (30) days of termination. In addition, all then outstanding but unvested stock options shall vest one hundred percent (100%).

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

Capitalization and Valuation of Software Product Technology. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of software revenue. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, we review software product technology assets for net realizable value at each balance sheet date. Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time. For the year ended December 31, 2004, the Company recorded a write down of software product technology totaling $3,585,000 and as of December 31, 2006 and 2005 the Company had $0 in capitalized software product technology.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2006, we had a valuation allowance of $97,265,000 against $97,265,000 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2006, the Company has net operating loss carryforwards of approximately $227,539,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2006 and 2025. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

Recent Accounting Pronouncements:

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN 48 but does not currently expect the adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS 123R is effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006. Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company has disposed of or closed most of its European offices and operations, the majority of revenues are generated from US sources. The Company expects that trend to continue for the next year. As such, there is minimal foreign currency risk at present. Should the Company continue to develop a reseller presence in Europe and Asia, that risk will be increased.

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

On January 10, 2006, Mr. Bruce Percelay was elected by the Board of Directors to serve as a member of the Board of Directors of Level 8 Systems, Inc.

On March 9, 2006, the Company reported the resignation of Mr. Fredric Mack from the Board of Directors.

On May 15, 2006, Mr. John W. Atherton was elected by the Board of Directors to serve as a member of the Board of Directors of Level 8 Systems, Inc.

PART III

Item 10. Directors and Executive Officers of the Registrant

As of December 31, 2006, the Board of Directors of the Company consisted of Mark Landis, Bruce Miller, John Broderick, Charles B. Porciello, Anthony Pizi, Bruce Hasenyager, Jay Kingley and John W Atherton. On January 10, 2006, Bruce Percelay was elected to the Board of Directors by vote a of existing Directors. On May 15, 2005, John W. Atherton was elected to the Board of Directors by a vote of the then existing Directors. Messrs. Pizi, Kingley, and Hasenyager were elected at the 2003 Special Meeting of Stockholders and Messrs. Landis, Miller, Broderick, and Porciello were elected by unanimous vote of the board of directors, to serve until the election and qualification of their successors or until their earlier death, resignation or removal.

Set forth below with respect to each director is his name, age, principal occupation and business experience for the past five years and length of service as a director of the Company.

Mark Landis
Director since July 2005. Age: 65

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
Director since August 2000. Age: 47

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

Bruce W. Hasenyager
Director since October 2002. Age: 65

Mr. Hasenyager has been a director of the Company since October 2002. Since November 2004, Mr. Hasenyager has served as Principal of Bergen & Webster Executive Communications. Prior to that, he served as Director of Business and Technology Development at the Hart eCenter at Southern Methodist University (SMU) and Chief Operating Officer of the Guildhall at SMU. From April 1996 to April 2002, Mr. Hasenyager was a founder and served as Senior Vice President of Technology and Operations and Chief Technology Officer at MobilStar Network Corporation. Prior to April 1996, Mr. Hasenyager held executive and senior management positions in information technology at Chemical Bank, Merrill Lynch, Kidder Peabody, and Citibank.

Jay R. Kingley
Director since November 2002. Age: 45

Mr. Kingley has been a director of the Company since November 2002. Mr. Kingley is currently the Chief Executive Officer of Kingley Institute LLC, a medical wellness company. Prior to that, Mr. Kingley has served as CEO of Warren Partners, LLC, a software development and consultancy company. Mr. Kingley was Managing Director of a business development function of Zurich Financial Services Group from 1999-2001. Prior to joining Zurich Financial Services Group, Mr. Kingley was Vice President of Diamond Technology Partners, Inc., a management-consulting firm.

Charles B. Porciello
Director since June 2005. Age: 71

Mr. Porciello has been a director since June 6, 2005. Mr. Porciello graduated from the U.S. Military Academy with a B.S. in Engineering and received his Masters Degree in Management from the University of Nebraska. Mr.

Porciello is the Chief Executive Officer of Pilar Services, Inc. Mr. Porciello retired from the U.S. Air Force in 1982 after serving his country for twenty five years.

Bruce D. Miller
Director since July 2005. Age: 56

Mr. Bruce D. Miller is a General Partner of Delphi Partners, Ltd. a privately-owned investment partnership since 1989. He is the treasurer and a director of American Season Corporation. Mr. Miller is a board member of Cape Air/Nantucket Airlines, Inc. Mr. Miller is a trustee of the Egan Maritime Foundation and is involved in other non-profit activities. Mr. Miller received his B.S. in Finance from Lehigh University and subsequently earned an M.B.A. from Lehigh.

Bruce A. Percelay
Director since January 2006. Age: 51

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

John P. Broderick
Director since July 2005. Age: 57

Mr. Broderick is currently the Chief Executive Officer and Chief Financial Officer of the Company. Mr. Broderick has served as the Chief Operating Officer of the Company since June 2002, as the Chief Financial Officer of the Company since April 2001, and as Corporate Secretary since August 2001. Prior to joining the Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as Chief Financial Officer and Chief Operating Officer for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.S. in accounting from Villanova University.

John W. Atherton
Director since May 2006. Age: 64

Mr. Atherton has been a director since May 12, 2006. Since 1990, Mr. Atherton is the Chairman of CityFed Financial, a publicly held financial holding company, based in Nantucket, Massachusetts. Mr. Atherton received his BA degree from Wesleyan University (Middletown, Connecticut) and an MBA with Distinction from Babson College (Wellesley, Massachusetts).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee for 2006 was comprised of Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the Chief Executive Office of Pilar Services Inc., a reseller partner of the Company. The Company has recognized approximately $100,000 in revenues with Pilar Services Inc. during 2006. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the directors and executive officers of the Company.

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

In October 2002, the board of directors approved an amendment to the stock incentive plan for all non-management directors. Under the amendment, each non-management director will receive 100,000 options to purchase common stock of the Company at the fair market value of the common stock on the date of grant. These shares will vest in three equal increments with the initial increment vesting on the date of grant. The option grant contains an acceleration of vesting provision should the Company incur a change in control. A change in control is defined as a merger or consolidation of the Company with or into another unaffiliated entity, or the merger of an unaffiliated entity into the Company or another subsidiary thereof with the effect that immediately after such transaction the stockholders of the Company immediately prior to the transaction hold less than fifty percent (50%) of the total voting power of all securities generally entitled to vote in the election of directors, managers or trustees of the entity surviving such merger or consolidation. Under the amendment, there will be no additional compensation awarded for committee participation. The shares allocated to the Board of Directors were issued out of the Level 8 Systems, Inc. 1997 Employee Stock Plan. All of the options issued are prior to a 100:1 reverse stock split which was affected at December 31, 2006.

Executive Officers

The Company’s current executive officers are listed below, together with their age, position with the Company and business experience for the past five years.

Anthony C. Pizi. Age: 47

Mr. Pizi currently serves as the Chief Information Officer of the Company. He served as the Chief Executive Officer and Chief Technology Officer of the Company from February 1, 2001 until July 22, 2005. Prior to joining our Company, Mr. Pizi was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group. Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his B.S. in Engineering from West Virginia University.

John P. Broderick. Age: 57

Mr. Broderick serves as the Chief Executive Officer since July 22, 2005 and as the Chief Financial Officer of the Company since April 2001. He has served as the Chief Operating Officer of the Company since June 2002 and as Corporate Secretary since August 2001. Prior to joining our Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as Chief Financial Officer and Chief Operating Officer for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.S. in accounting from Villanova University.

Audit Committee

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Code of Ethics and Conduct

Our Board of Directors has adopted a code of ethics and a code of conduct that applies to all of our directors, Chief Executive Officer, Chief Financial Officer, and employees. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of the code of ethics or code of conduct, please send your written request to Cicero Inc., Suite 542, 8000 Regency Pkwy, Cary, North Carolina 27511, Attn: Corporate Secretary. The code of ethics is also available on the Company’s website at www.ciceroinc.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC and Nasdaq. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations all Section 16(a) reports were filed in a timely manner with the exception of Mr. John W. Atherton. At the time Mr. Atherton joined the Board, the Company was not aware that he owned 100 shares of the Company’s common stock in a self -directed IRA. The Company filed Form 3, Initial Statement of Beneficial Ownership of Securities, on January 4, 2007.

Item 11. Executive Compensation.

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2006, serving or having served at the end of fiscal 2005 whose salary and bonus exceeded $100,000 for services rendered to the Company during the fiscal year 2006. The table reflects compensation earned for each of the last three years or for such shorter period of service as an executive officer as is reflected below. For the principal terms of the options granted during fiscal 2006, see “Option Grants in Fiscal 2006.”

Summary Compensation Table

Name and Principal Position	Fiscal Year		Salary			Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings		All Other Compensation		Total
Anthony C. Pizi Chief Information Officer	2006 2005 2004	$ $ $	150,000(1 150,000(2 200,000(3	) ) )	$ $ $	-- -- --	-- -- --	--- -- 5,000	-- -- --	-- -- --	$ $ $	-- -- --	$ $ $	150,000 150,000 200,000

John P. Broderick Chief Executive Officer Chief Financial Officer, Corporate Secretary	2006 2005 2004	$ $ $	150,000(4 150,000(5 200,000(6	) ) )	$ $ $	-- -- 60,000	-- -- --	-- -- 5,000	-- -- --	-- -- --	$ $ $	-- -- --	$ $ $	150,000 150,000 200,000

Mr. Pizi’s base salary for fiscal 2006 was $150,000. As of December 31, 2006, Mr. Pizi is owed approximately $94,935 of deferred salary and $100,000 of his earned bonus from 2003.

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

(3)	Mr. Broderick’s base salary for fiscal 2006 was $150,000. As of December 31, 2006, Mr. Broderick is owed approximately $112,500 of deferred salary and $40,000 of earned bonus from 2003.

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

(5)	Mr. Broderick’s base salary for 2004 was $200,000. Mr. Broderick voluntarily elected to defer $50,000 of salary from 2004 and all earned bonus ($60,000) from 2003.

The Company did not award any grants of stock options to the named executives during fiscal 2006. The Company did not award any stock appreciation rights (“SARs”) during fiscal 2006.

The following table sets forth information concerning the options exercised during fiscal 2006 and held at December 31, 2006 by the Named Executives.

Fiscal 2006 Year-End Option Holdings and Values
			Number of Securities Underlying Unexercised Options at December 31, 2006		Value of Unexercised In-the-Money Options at December 31, 2006(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony C. Pizi	--	--	15,000	-0-	-0-	-0-
John P. Broderick	--	--	12,609	-0-	-0-	-0-

(1)	Based on $2.30 per share, the December 31, 2006, closing price as quoted on the OTC Bulletin Board.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2006, the Company will pay Mr. Pizi an annual base salary of $150,000 and performance bonuses in cash of up to $350,000 per annum based upon certain revenue goals and operating metrics, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Pizi’s employment by the Company without cause, the Company has agreed to pay Mr. Pizi a lump sum payment equal to one year of Mr. Pizi’s then current base salary within thirty (30) days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Pizi’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to pay Mr. Pizi one year salary within 30 days of such notice of termination. If Mr. Pizi’s employment is terminated for any reason, Mr. Pizi has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2006, the Company will pay Mr. Broderick a base salary of $150,000 and he is eligible for performance bonuses in cash of up to $350,000 per annum based upon certain revenue goals and operating metrics, as determined by the Compensation Committee of the Board of Directors of the Company, in its discretion. Upon termination of Mr. Broderick’s employment by the Company without cause, the Company has agreed to provide Mr. Broderick with one year of his then current salary payable within 30 days of termination and any accrued but unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, the Company has agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then base salary within thirty (30) days of termination Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from the Company or assist any business in attempting to do so or solicit or hire any person who was an employee of the Company during the term of his employment agreement or assist any business in attempting to do so.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2006 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the

Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 1433 State Highway 34, Farmingdale, New Jersey 07727.

The named person has furnished stock ownership information to the Company. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before December 31, 2006 upon the exercise of stock options as well as exercise of warrants. The chart is based on 35,294,810 common shares outstanding as of December 31, 2006. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

	Common Stock
Name of Beneficial Owner	No. of Shares	Percent of Class
QueeQueg Partners, L.P. (1)	4,562,465 (2)	12.2%
Queequeg Ltd. (1)	1,504,938 (3)	5%
Mark and Carolyn P. Landis (4)	5,069,153 (5)	13.8%
Anthony C. Pizi	1,416,241 (6)	4.0%
Bruce Miller	1,337,118 (7)	3.8%
Bruce Percelay	1,032,786 (8)	2.9%
John P. Broderick	15,857 (9)	*
John W. Atherton	148,884 (10)	*
Bruce W. Hasenyager	33,652 (11)	*
Charles Porciello	80,286 (12)	*
Jay R. Kingley	1,000 (13)	*
All current directors and executive officers as a group (9 persons)	9,134,977(14)	24.8%
__________________
•	Represents less than one percent of the outstanding shares.

1.	The address of QueeQueg Partners and QueeQueg Ltd. is 299 Park Avenue New York, New York 10071.

2.
As of December 31, 2006, QueeQueg Partners, L.P. owns 4,539,475 shares of common stock, 9.643 shares of the Series A-1 Convertible Preferred Stock, and 13,347 shares issuable upon the exercise of warrants. The exercise prices of the warrants are as follows: 586 at $37.00 per share, 249 at $38.00 per share 3,194 at $40.00 per share, and 9,318 at $10.00 per share. QueeQueg Partners, L.P disclaims beneficial ownership of 4,029 warrant shares because they are anti-dilutive.

3.
As of December 31, 2006, QueeQueg, Ltd. owns 1,492,558 shares of common stock, 5.193 shares of the Series A-1 Convertible Preferred Stock, and 7,187 shares issuable upon the exercise of warrants. The exercise prices of the warrants are as follows: 315 at $37.00 per share, 134 at $38.00 per share 1,720 at $40.00 per share, and 5,018 at $10.00 per share. QueeQueg Ltd disclaims beneficial ownership of 2,169 warrant shares because they are anti-dilutive.

4.	The address of Mark and Carolyn P. Landis is 503 Lake Drive, Princeton, New Jersey 08540.

5.
Includes 3,673,695 shares of common stock, 1,326.136 shares of the Series A-1 Convertible Preferred Stock, and 69,322 shares issuable upon the exercise of warrants. The exercise prices of the warrants are as follows: 18,750 at $8.00 per share, 20,000 at $10.00 per share, and 30,572 at $10.00 per share. Disclaims beneficial ownership of 38,750 shares because they are anti-dilutive.

6.
Includes 1,274,951 shares of common stock, 111.016 shares of the Series A-1 Convertible Preferred Stock, 15,000 shares subject to stock options exercisable within sixty (60) days, and 15,274 shares of common stock issuable upon the exercise of warrants. The exercise price of warrants is as follows: 901 shares at $17.00 per share of common stock; 2,706 shares at $20.00 per share of common stock; and 11,667 shares at $10.00 per share of common stock. Disclaims beneficial ownership of 18,607 shares of common stock because they are anti-dilutive.

7.
Consists of 758,624 shares of common stock, 49.418 shares of the Series A-1 Convertible Preferred Stock, and 16,295 shares of common stock issuable upon the exercise of warrants. The exercise prices of the warrants are as follows: 451 at $37.00 per share, 192 at $38.00 per share 2,457 at $40.00 per share, and 13,195 at $10.00 per share. Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds 491,267 shares of common stock, 18.000 shares of the Series A-1 Convertible Preferred Stock, and 3,514 shares of common stock issuable upon the exercise of warrants at $10.00 per share.

8.	Consists of 1,032,786 shares of common stock.

9.
Includes 3,248 shares of common stock and 12,609 shares subject to stock options exercisable within sixty (60) days. Disclaims beneficial ownership of 12,609 shares of common stock because they are anti-dilutive.

10.	Includes 148,784 shares of common stock, and 100 shares of common stock held in a self-directed IRA.

11.
Consists of 32,652 shares of common stock and 1,000 shares subject to stock options exercisable within sixty (60) days. Disclaims beneficial ownership of 1,000 shares of common stock because they are anti-dilutive.

12.	Consists of 80,286 shares of common stock.

13.	Consists of 1,000 shares subject to stock options exercisable within sixty (60) days. Disclaims beneficial ownership of 1,000 shares of common stock because they are anti-dilutive.

14.	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 7-14 to our financial statements.

Item 13. Certain Relationships and Related Transactions.

Loan from Related Parties

During 2005, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Executive Officer, and current Chief Information Officer, for various working capital needs. The Notes bear interest at 1% per month and are unsecured. At December 31, 2006, the Company was indebted to Mr. Pizi in the amount of $9,000.

Convertible Promissory Notes. Directors and executive officers made several loans to us in exchange for convertible promissory notes. As part of the Plan of Recapitalization which was approved by our shareholders, the Company offered to adjust the conversion rates and terms on these notes. As a result of the Plan of Recapitalization, these notes were automatically converted into shares of the preferred stock designated as Series A-1 Preferred stock. Each share of Series A-1 Preferred Stock is convertible into 1,000 shares of the Company’s common stock. Because the conversion rates were adjusted, the Company calculated the amount of the beneficial conversion resulting from the adjusted conversion rate and recorded that amount as a deemed dividend and additional paid in capital. See Note 2 to the Consolidated Financial Statements.

In June, 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $100,000, bearing interest at 1% per month which was converted into 14 shares of the Company’s Series A-1 Preferred Stock. In addition, Mr. Pizi was granted 270,270 warrants to purchase the Company’s common stock at $0.37 per share. As part of the Note and Warrant Offering, Mr. Pizi elected to convert these warrants by loaning the Company the reduced exercise price.

In July 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112,000, bearing interest at 1% per month which was converted into 78.4 shares of the Company’s Series A-1 Preferred Stock upon approval of the Plan of Recapitalization. In addition, at the time of the loan, Mr. Pizi was granted warrants to purchase 560,000 shares of our common stock at $0.20 per share. As part of the Note and Warrant Offering, Mr. Pizi elected to convert 289,376 of these warrants by loaning the Company the reduced exercise price. Mr. Pizi elected not to exercise 270,624 warrants and after the reverse stock ratio now total 2,706 warrants with an exercise price of $20 per share. Also in July 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which was converted into 12.62 shares of the Company’s Series A-1 Preferred Stock. In addition, at the time of the loan, Mr. Pizi was granted warrants to purchase 90,118 shares of the Company’s common stock at $0.17 per share. Mr. Pizi has not elected to exercise these warrants and after the reverse stock ratio now total 901 warrants with an exercise price of $17.

In March 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $125,000. Under the terms of the note, the loan bore interest at 1% per month, and was converted into

62.5 shares of Series A-1 Preferred stock. In addition, Mr. and Mrs. Landis were granted warrants to purchase 446,429 shares of the Company’s common stock exercisable at $0.28 per share. As part of the Note and Warrant Offering, Mr. and Mrs. Landis elected to convert these warrants by loaning the Company the reduced exercise price.

In June 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $125,000. Under the terms of the note, the loan bore interest at 1% per month and was converted into 113.64 shares of Series A-1 Preferred stock. In addition, Mr. and Mrs. Landis were granted warrants to purchase 781,250 shares of the Company’s common stock exercisable at $0.16 per share. As part of the Note and Warrant Offering, Mr. and Mrs. Landis elected to convert these warrants by loaning the Company the reduced exercise price.

In October 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $100,000. Under the terms of the agreement, the loan bore interest at 1% per month and was converted into 400 shares of Series A-1 Preferred stock. In addition, Mr. and Mrs. Landis were granted 2,000,000 warrants to purchase the Company’s common stock exercisable at $0.10 per share. Mr. and Mrs. Landis elected not to exercise these warrants as part of the Note and Warrant Offering and after the reverse stock split ratio these warrants total 20,000 with an exercise price of $10.00.

In November 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $150,000. Under the terms of the agreement, the loan bore interest at 1% per month and was converted into 18,750 shares of common stock after the reverse stock split ratio. In addition, Mr. and Mrs. Landis were granted 1,875,000 warrants to purchase the Company’s common stock exercisable at $0.08 per share. Mr. and Mrs. Landis elected not to exercise these warrants as part of the Note and Warrant Offering and after the reverse stock split ratio these warrants total 18,750 with an exercise price of $8.00.

In June 2004, the Company entered into a convertible promissory note with Fredric Mack, a former director of the Company, in the amount of $125,000. Under the terms of the note, the loan bore interest at 1% per month, and was converted into 54.69 shares of Series A-1 Preferred stock. In addition, Mr. Mack was granted warrants to purchase 390,625 shares of the Company’s common stock exercisable at $0.32 per share. As part of the Note and Warrant Offering, Mr. Mack elected to convert these warrants by loaning the Company the reduced exercise price.

In April 2005, the Company entered into a convertible promissory note with Bruce Miller, a director of the Company, in the amount of $30,000. Under the terms of the note, the loan bore interest at 1% per month and was converted into 60 shares of Series A-1 Preferred stock.

In July 2004, the Company entered into a convertible promissory note with Nicholas Hatalski, who until July 22, 2005 (during the period when the terms of the recapitalization plan were being negotiated and at the time of approval of the plan by our board of directors), was a director of the Company, in the amount of $25,000. Under the terms of the note, the loan bore interest at 1% per month and was converted into 10.94 shares of Series A-1 Preferred stock. In addition, Mr. Hatalski was granted warrants to purchase 78,125 shares of the Company’s common stock exercisable at $0.32 per share. Mr. Hatalski elected not to exercise these warrants as part of the Note and Warrant Offering and after the reverse stock split ratio these warrants total 781 with an exercise price of $32.

All of such warrants expire three years from date of grant.

Senior Reorganization Notes. From March 2004 to April 2005, directors and executive officers made the following loans to the Company evidenced by Senior Reorganization Notes: Mr. Pizi held $423,333 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 571,659 shares of Cicero common stock at a purchase price of $0.20 per share.

Mr. Landis held $327,860 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 442,345 shares of Cicero common stock at an exercise price of $0.20 per share.

Mr. Mack held, together with his affiliates, $88,122 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 112,205 shares of Cicero common stock at a purchase price of $0.20 per share.

Mr. Miller held, together with his affiliates, $77,706 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 114,597 shares of Cicero common stock at a purchase price of $0.20.

Mr. Atherton holds $20,000 of Senior Reorganization Notes which were converted into warrants to purchase an additional 289,856 shares of Cicero common stock at a purchase price of $0.20.

Mr. Broderick, Chief Executive Officer and Chief Financial Officer of the Company, held $2,300 of Senior Reorganization Notes, which were converted into warrants to purchase 3,222 shares of Cicero Inc. common stock at a purchase price of $0.20 per share, and options to purchase 12,609 shares of common stock under the Company’s stock option plan that will convert into options to purchase Cicero common stock.

Convertible Bridge Notes. From July 2005 to November 2006, directors and executive officers made the following loans to us for Convertible Bridge Notes:

Mr. Pizi held $85,000 of Convertible Bridge Notes which bear interest at 10% and matured on September 15, 2005. These notes automatically converted into 680,000 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Landis held $395,000 of Convertible Bridge Notes which bear interest at 10% and matured on various dates in 2005 and 2006. These notes automatically converted into 3,160,000 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Mack held, together with his affiliates, $114,000 of Convertible Bridge Notes which bear interest at 10% and matured on various dates in 2005 and 2006. These notes automatically converted into 897,564 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Miller held, together with his affiliates, $120,000 of Convertible Bridge Notes which bear interest at 10% and matured on various dates in 2005 and 2006. These notes automatically converted into 947,273 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Hasenyager, a member of our Board of Directors, held $4,061 of Convertible Bridge Notes which bear interest at 10% and matured on September 15, 2005. These notes automatically converted into 32,485 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Percelay, a member of our Board of Directors, held $130,000 of Convertible Bridge Notes which bear interest at 10% and matured on various dates in 2005 and 2006. These notes automatically converted into 1,027,273 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Atherton, a member of our Board of Directors, held $15,000 of convertible Bridge Notes which bear interest at 10% and matured during 2006. These notes automatically converted into 120,000 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Porciello, a member of our Board of Directors, held $10,000 of Convertible Bridge Notes which bear interest at 10% and matured during 2006. These notes automatically converted into 80,000 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Transactions with Merrill Lynch

On January 3, 2002, the Company entered into a Purchase Agreement with MLBC, Inc., an affiliate of Merrill Lynch. Pursuant to the Purchase Agreement, the Company issued 250,000 shares of its common stock to MLBC and entered into a royalty sharing agreement for sales of Cicero®. Under the royalty sharing agreement, the Company is obligated to pay a royalty of 3% of the sales price for each sale of Cicero® or related maintenance services. The royalties are not payable in excess of $20 million. As consideration for the issuance of the shares and the royalty payments, Merrill Lynch has entered into an amendment to the Cicero® license agreement, which extends our exclusive worldwide marketing, sales, and development rights to Cicero® and granted us certain ownership rights in the Cicero® trademark. Pursuant to the Purchase Agreement, the Company also entered into a Registration Rights Agreement granting MLBC certain rights to have the shares of common stock it received under the Purchase Agreement registered under the Securities Act of 1933, as amended.

Preferred Stock Exchange

As part of the Company’s plan of recapitalization presented to shareholders for approval, the Company proposed to amend the conversion prices of the existing Series A-3, B-3, C and D preferred shareholders and convert each of those shares into Series A-1 Preferred stock. The new conversion prices with respect to the Series A-3, B-3 and D preferred stock were negotiated with the holders of each series based upon such factors as the current conversion price in relation to the market, the dollar amount represented by such series and, waiver of anti-dilution, liquidation preferences, seniority and other senior rights. The conversion price for the Series C preferred stock was determined in relation to the conversion price for the Series D preferred stock. The board of directors determined the new conversion price of each series of Level 8 preferred stock after discussion and review of those rights, ranks and privileges that were being waived by the present holders of preferred stock. Among those rights being waived are anti-dilution protection, liquidation preferences and seniority.

The holders of the Series A-1 preferred stock shall have the rights and preferences set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware upon the approval of the Recapitalization. The rights and interests of the Series A-1 preferred stock of the Company will be substantially similar to the rights interests of each of the series of Level 8 preferred stock other than for (i) anti-dilution protections that have been permanently waived and (ii) certain voting, redemption and other rights that holders of Series A-1 preferred stock will not be entitled to. All shares of Series A-1 preferred stock will have a liquidation preference pari passu with all other Series A-1 preferred stock.

The Series A-1 preferred stock is convertible at any time at the option of the holder into an initial conversion ratio of 1,000 shares of Common Stock for each share of Series A-1 preferred stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. The Series A-1 preferred stock is also convertible on a automatic basis in the event that (i) the Company closes on an additional $5,000,000 equity financing from strategic or institutional investors, or (ii) the Company has four consecutive quarters of positive cash flow as reflected on the Company’s financial statements prepared in accordance with generally accepted accounting principals (“GAAP”) and filed with the Commission. The holders of Series A-1 preferred stock are entitled to receive equivalent dividends on an as-converted basis whenever the Company declares a dividend on its Common Stock, other than dividends payable in shares of Common Stock. The holders of the Series A-1 preferred stock are entitled to a liquidation preference of $500 per share of Series A-1 preferred stock upon the liquidation of the Company. The Series A-1 preferred stock is not redeemable.

The holders of Series A-1 preferred stock also possess the following voting rights. Each share of Series A-1 preferred stock shall represent that number of votes equal to the number of shares of Common Stock issuable upon conversion of a share of Series A-1 preferred stock. The holders of Series A-1 preferred stock and the holders of Common Stock shall vote together as a class on all matters except: (i) regarding the election of the board of directors of the Company (as set forth below); (ii) as required by law; or (iii) regarding certain corporate actions to be taken by the Company (as set forth below).

The approval of at least two-thirds of the holders of Series A-1 preferred stock voting together as a class, shall be required in order for the Company to: (i) merge or sell all or substantially all of its assets or to recapitalize or reorganize; (ii) authorize the issuance of any equity security having any right, preference or priority superior to or on parity with the Series A-1 preferred stock; (iii) redeem, repurchase or acquire indirectly or directly any of its equity securities, or to pay any dividends on the Company’s equity securities; (iv) amend or repeal any provisions of its certificate of incorporation or bylaws that would adversely affect the rights, preferences or privileges of the Series A-1 preferred stock; (v) effectuate a significant change in the principal business of the Company as conducted at the effective time of the Recapitalization; (vi) make any loan or advance to any entity other than in the ordinary course of business unless such entity is wholly owned by the Company; (vii) make any loan or advance to any person, including any employees or directors of the Company or any subsidiary, except in the ordinary course of business or pursuant to an approved employee stock or option plan; and (viii) guarantee, directly or indirectly any indebtedness or obligations, except for trade accounts of any subsidiary arising in the ordinary course of business. In addition, the unanimous vote of the board of directors is required for any liquidation, dissolution, recapitalization or reorganization of the Company. The voting rights of the holders of Series A-1 preferred stock set forth in this paragraph shall be terminated immediately upon the closing by the Company of at least an additional $5,000,000 equity financing from strategic or institutional investors.

In addition to the voting rights described above, the holders of a majority of the shares of Series A-1 preferred stock are entitled to appoint two observers to the Company’s board of directors who shall be entitled to receive all information received by members of the board of directors, and shall attend and participate without a vote at all meetings of the Company’s board of directors and any committees thereof. At the option of a majority of the holders of Series A-1 preferred stock, such holders may elect to temporarily or permanently exchange their board observer rights for two seats on the Company’s board of directors, each having all voting and other rights attendant to any member of the Company’s board of directors. As part of the Recapitalization, the right of the holders of Series A-1 preferred stock to elect a majority of the voting members of the Company’s board of directors shall be terminated.

As a result of the reduced conversion prices and exchange of the Series A-3, B-3, C and D preferred stock into Series A-1 preferred stock and using Black-Scholes, we calculated a beneficial conversion in the exchange of the

Series A-3, B-3, C and D shares for Series A-1 preferred stock. The beneficial conversion of $21,000 is treated as a deemed dividend in the Statement of Operations for the year ended December 31, 2006.

Borrowings and Commitments from Liraz

Liraz Systems Ltd. guarantees certain debt obligations of the Company. In November 2005, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, to extend the maturity date on the loan to October 30, 2006. Under the terms of the agreement with Liraz, the Company agreed to issue 2,400,000 shares of its common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share. Based upon fair market value at the time of issuance, the Company recognized $48,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2005. In November 2006, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, to extend the maturity date on the loan until October 31, 2007. Under the terms of the agreement with Liraz, the Company agreed to issue 6,000,000 shares of its common stock. Based upon the fair market value at the time of issuance, the Company recognized $240,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2006.

Transactions with Board members

During 2006, under an existing reseller agreement, the Company recognized $100,000 of software revenue with Pilar Services, Inc. Pilar Services is presently owned and managed by Charles Porciello who is a member of our Board of Directors. As of December 31, 2006, the receivable was still outstanding and the Company has reserved for possible doubtful accounts.

Item 14.  Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Margolis & Company P.C. audited our financial statements for each of the years ended December 31, 2006 and 2005.

AUDIT FEES

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Margolis & Company P.C. for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2006 (and reviews of quarterly financial statements on form 10-Q), 2005 and 2004 was $36,000 for each year.

AUDIT-RELATED FEES

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees paid to Margolis & Company P.C. for fiscal years 2006 and 2005.

TAX FEES

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by either Margolis & Company P.C. for these services in 2006 and 2005.

OTHER FEES

All other fees include fees for all services except those described above. There were no other fees paid to Margolis & Company P.C. for fiscal year 2006. The aggregate other fees billed by Margolis & Company P.C. was $18,000 related to the review of the Company’s S-4 filing in 2005, and $6,100 for the Company’s S-1 filing in 2004. In addition, other fees billed by Deloitte & Touche in 2005 amounted to $27,500. These fees relate to the review of the Company’s S-4 filing during 2005.

DETERMINATION OF AUDITOR INDEPENDENCE

The Audit Committee considered the provision of non-audit services by Margolis & Company P.C. and determined that the provision of such services was consistent with maintaining the independence of Margolis & Company P.C.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES

The Audit Committee has adopted a policy that all audit, audit-related, tax and any other non-audit service to be performed by the Company’s Independent Registered Public Accounting Firm must be pre-approved by the Audit Committee. It is the Company’s policy that all such services be pre-approved prior to commencement of the engagement. The Audit Committee is also required to pre-approve the estimated fees for such services, as well as any subsequent changes to the terms of the engagement.

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

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

On November 21, 2006, the Company filed a Form 8-K reporting that shareholders approved an amendment to the Certificate of Incorporation to provide the Company’s Board of Directors with discretionary authority to effect a reverse stock split ratio from 20:1 to 100:1 and that on November 20, 2006, the Board of directors set that reverse stock ratio to be 100:1. In addition, the Company also reported that shareholders approved an amendment to change the name of the Company from Level 8 Systems, Inc. to Cicero Inc., to increase the authorized common stock of the Company from 85 million shares to 215 million shares and to convert existing preferred shares into a new Series A-1 preferred stock of Cicero Inc The proposals at the Special Meeting of Stockholders of Level 8 comprised a proposed recapitalization of Level 8 which is also subject to the receipt of amendments to outstanding convertible promissory notes, senior reorganization notes and the convertible bridge notes.

On May 15, 2006 the Company filed a Form 8-K reporting the election of Mr. John W. Atherton to the Board of Directors.

On March 9, 2006 the Company filed a Form 8-K reporting the resignation of Frederic Mack as a member of the Board of Directors.

On January 13, 2006 the Company filed a Form 8-K reporting the election of Mr. Bruce Percelay to the Board of Directors.

On December 12, 2005 the Company filed a Form 8-K reporting the filing of participation in a recapitalization reorganization merger filed on Form S-4/A on December 9, 2005, an amendment to Form S-4 filed May 13, 2005, subject to approval by the stockholders, of a recapitalization reorganization merger of the Company to Cicero Inc.

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

On June 3, 2005, the Company filed a Form 8-K reporting the resignation of Mr. Ralph Martino as Chairman of the Board of Directors.

On June 6, 2005 the Company filed a Form 8-K reporting the election of Mr. Charles B. Porciello to the Board of Directors.

On June 17, 2005 the Company filed a Form 8-K reporting the approval by the Board of Directors, subject to approval by the stockholders, of a recapitalization reorganization merger of the Company to Cicero Inc.

On July 27, 2005, the Company filed a Form 8-K reporting the resignations and appointments of members to the Company’s Board of Directors.

(C) EXHIBITS
Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of January 9, 2004, by and among Level 8 Systems, Inc. and Critical Mass Mail, Inc. (incorporated by reference to exhibit 2.1 to Level 8’s Form 8-K filed January 23, 2004).

3.1
Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended and restated December 29, 2006 (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 17, 2007).

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).
3.3
Certificate of Designation relating to Series A3 Convertible Redeemable Preferred Stock, as amended December 29, 2006 (incorporated by reference to exhibit 3.3 to Level 8’s Level 8’s Form 8-K filed January 17, 2007).

3.4
Certificate of Designation relating to Series B3 Convertible Redeemable Preferred as amended December 29, 2006 (incorporated by reference to exhibit 3.4 to Level 8’s Level 8’s Form 8-K filed January 17, 2007).

3.5
Certificate of designation relating to Series C Convertible Redeemable Preferred Stock as amended December 29, 2006 (incorporated by reference to exhibit 3.5 to Level 8’s Level 8’s Form 8-K filed January 17, 2007).

3.6
Certificate of designation relating to Series C Convertible Redeemable Preferred Stock as amended December 29, 2006 (incorporated by reference to exhibit 3.5 to Level 8’s Level 8’s Form 8-K filed January 17, 2007).

3.7
Certificate of designation relating to Series D Convertible Redeemable Preferred Stock as amended December 29, 2006 (incorporated by reference to exhibit 3.5 to Level 8’s Level 8’s Form 8-K filed January 17, 2007).

3.8	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).
3.9	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).
3.10
Certificate of Designations, Preferences and Rights dated March 19, 2003 relating to Series D Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8's Form 8-K, filed March 31, 2003).

3.11	Certificate of Designation relating to Series A3 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-Q filed November 15, 2002).
3.12	Certificate of Designation relating to Series B3 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-Q filed November 15, 2002).
3.13	Certificate of designation relating to Series C Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’d Form 8-K filed August 27, 2002).
4.1
Registration Rights Agreement dated July 2006, by and among Level 8 Systems, Inc. and the Purchasers in the Senior Placement listed on Schedule I thereto relating to the Security Purchasers Agreement (filed herewith).

4.2
Registration Rights Agreement, dated January 2004, by and among Level 8 Systems, Inc. and the Purchasers in the January 2004 Private Placement listed on Schedule I thereto relating to the Security Purchasers Agreement (incorporated by reference to exhibit 4.1 to Level 8’s Form 10-K/A filed April 21, 2004).

4.3
Registration Rights Agreement dated as of March 19, 2003 by and among Level 8 Systems, Inc. and the Purchasers listed on Schedule I thereto relating to the Series D Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 4.1 to Level 8’s Form 8-K, filed March 31, 2003).

4.4
Registration Rights Agreement dated as of October 15, 2003 by and among Level 8 Systems, Inc. and the Purchasers in the October Private Placement listed on schedule I thereto (incorporated by reference to exhibit 4.2 to Level 8’s Form 10-K, filed March 31, 2004).

4.5
Registration Rights Agreement, dated as of January 16, 2002, by and among Level 8 Systems, Inc. and the Purchasers in the January Private Placement listed on Schedule I thereto (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 25, 2002).

4.6
Registration Rights Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and MLBC, Inc. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed January 11, 2002).

4.7
Registration Rights Agreement, dated as of August 29, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8’s Form 8-K filed August 30, 2002).

4.7A
First Amendment to Registration Rights Agreement, dated as of October 25, 2002, entered into by and between Level 8 Systems, Inc. and the holders of Series A2/A3 Preferred Stock and Series B2/B3 Preferred Stock (incorporated by reference to exhibit 10.4 to Level 8’s Form 10-Q filed November 15, 2002).

4.8
Registration Rights Agreement, dated as of June 13, 1995, between Level 8 Systems, Inc. and Liraz Systems Ltd. (incorporated by reference to exhibit 10.24 to Across Data Systems, Inc.'s (Level 8's predecessor) Registration Statement on Form S-1, filed May 12, 1995, File No. 33-92230).

4.8A
First Amendment to Registration Rights Agreement, dated as of August 8, 2001, to the Registration Rights Agreement dated as of June 13, 1995, by and between Across Data Systems, Inc. (Level 8's predecessor) and Liraz Systems Ltd. (incorporated by reference to exhibit 4.1 to Level 8's Report on Form 8-K, filed August 14, 2001).

4.9
Registration Rights Agreement, dated as of August 14, 2002, entered into by and between Level 8 Systems, Inc. and the investors in Series C Preferred Stock (incorporated by reference to exhibit 4.1 to Level 8’s Form 8-K filed August 27, 2002).

4.10
Form of Registration Rights Agreement, dated January 2004, by and among Level 8 Systems, Inc. and the Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 4.2 to Level 8's Report on Form 10-Q, filed May 12, 2004).

4.11	Form of Stock Purchase Warrant issued to Purchasers in the January 2004 Private Placement (incorporated by reference to exhibit 4.3 to Level 8's Report on Form 10-Q, filed May 12, 2004).
4.12	Form of Stock Purchase Warrant issued to Purchasers of Convertible Promissory Note (incorporated by reference to exhibit 4.3 to Level 8's Report on Form 10-Q, filed May 12, 2004).
4.13	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).
4.13A	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).
4.14	Form of Stock Purchase Warrant issued to Purchasers in the October 2003 Private Placement (incorporated by reference to exhibit 4.9 to Level 8’s Form 10-K, filed March31, 2004).
4.15	Form of Stock Purchase Warrant issued to the Purchasers in the January Private Placement (incorporated by reference to exhibit 10.2 to Level 8's Report on Form 8-K, filed January 25, 2002).
4.16	Form of Series A3 Stock Purchase Warrant (incorporated by reference to exhibit 10.2 of Level 8’s Form 10-Q filed November 15, 2002).
4.17	Form of Series B3 Stock Purchase Warrant (incorporated by reference to exhibit 10.3 of Level 8’s Form 10-Q filed November 15, 2002).
4.18	Form of Series C Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Level 8’s Form 8-K filed August 27, 2002)
10.1	Securities Purchase Agreement for Consortium IV (filed herewith).
10.2
Securities Purchase Agreement dated January 2004 by and among Level 8 Systems, Inc. and the Purchasers in the January 2004 Private Placement (incorporated by reference to exhibit 10.1 to Level 8’s Form 10-K/A filed April 21, 2004).

10.3
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

10.14 A
Amendment No. 1 to Promissory Note of Level 8 Systems, Inc., dated as of October 30, 2006, letter dated October 30, 2006, and Late Payment Rider among Level 8 Systems, Inc. and Bank Hapoalim (filed herewith).

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

10.15	Employment Agreement between Anthony Pizi and the Company effective January 1, 2006 (filed herewith).*
10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2006 (filed herewith).*
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

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).
16.1	Letter from Margolis & Company PC regarding change of accountant (incorporated by reference to Exhibit 16.1 to Level 8’s Current Report on Form 8-K, filed February 6, 2004).
21.1	List of subsidiaries of the Company (filed herewith).
22.1	Consent of Margolis & Company P.C. (filed herewith).
31.1	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer
Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ Mark Landis	Chairman of the Board	March 30, 2007
Mark Landis

/s/ John P. Broderick	Chief Executive Officer/Chief Financial Officer	March 30, 2007
John P. Broderick	(Principal Executive Officer)

/s/ Anthony C. Pizi	Chief Information Officer	March 30, 2007
Anthony C. Pizi

/s/ Bruce Hasenyager	Director	March 30, 2007
Bruce Hasenyager

/s/ Jay Kingley	Director	March 30, 2007
Jay Kingley

/s/ Bruce D. Miller	Director	March 30, 2007
Bruce D. Miller

/s/ Charles Porciello	Director	March 30, 2007
Charles Porciello

/s/ Bruce Percelay	Director	March 30, 2007
Bruce Percelay

/s/ John W. Atherton	Director	March 30, 2007
John W. Atherton

49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cicero Inc.
Farmingdale, New Jersey

We have audited the accompanying consolidated balance sheet of Cicero Inc. (formerly Level 8 Systems, Inc.) and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss and cash flows, for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cicero Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                                                            /s/ Margolis & Company P.C.

                                Certified Public Accountants

Bala Cynwyd, PA
March 16, 2007

CICERO INC.
(Formerly LEVEL 8 SYSTEMS, INC.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$310	$29
Assets of operations to be abandoned	80	131
Trade accounts receivable, net	170	18
Prepaid expenses and other current assets	22	53
Total current assets	582	231
Property and equipment, net	15	10
Total assets	$597	$241
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Senior reorganization debt (Note 2)	$--	$2,559
Convertible bridge notes (Note 2)	--	1,760
Short-term debt (Note 2)	2,899	3,481
Accounts payable	2,360	2,528
Accrued expenses:
Salaries, wages, and related items	1,012	1,036
Other	1,732	2,193
Liabilities of operations to be abandoned	435	490
Deferred revenue	38	78
Total current liabilities	8,476	14,125
Long-term debt	33	131
Senior convertible redeemable preferred stock (Note 2)	--	1,061
Total liabilities	8,509	15,317
Commitments and contingencies (Notes 15 and 16)
Stockholders' equity (deficit):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized.
Series A-1 - 1,763.5 shares issued and outstanding at December 31, 2006, $500 per share liquidation preference (aggregate liquidation value of $880)	--	--
Series A3 - no shares outstanding at December 31, 2006, 10,070 shares issued and 1,571 shares outstanding at December 31, 2005 , $1,000 per share liquidation preference (aggregate liquidation value of $1,571)	--	--
Series B3 - no shares outstanding at December 31, 2006, 30,000 shares issued and outstanding at December 31, 2005, $1,000 per share liquidation preference (aggregate liquidation value of $30,000)	--	--
Series C - no shares outstanding at December 31, 2006, 1,590 shares issued and 991 outstanding at December 31, 2005, $1,000 per share liquidation preference (aggregate liquidation value of $991)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2006, 85,000,000 shares authorized at December 31, 2005; 35,182,406 and 480,399 issued and outstanding at December 31, 2006 and 2005, respectively (Note 2)	35	48
Additional paid-in-capital	226,407	210,594

Accumulated deficit	(234,345)	(225,715)
Accumulated other comprehensive loss	(9)	(3)
Total stockholders' (deficit)	(7,912)	(15,076)
Total liabilities and stockholders' deficit	$597	$241

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
( Formerly LEVEL 8 SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Years Ended December 31,
	2006	2005	2004
Revenue:
Software	$208	$407	$239
Maintenance	120	147	306
Services	644	231	230
Total operating revenue	972	785	775
Cost of revenue:
Software	9	16	4,478
Maintenance	212	350	382
Services	546	822	1,015
Total cost of revenue	767	1,188	5,875
Gross margin (loss)	205	(403)	(5,100)
Operating expenses:
Sales and marketing	346	627	1,088
Research and product development	533	891	1,111
General and administrative	1,206	1,137	1,522
Write-off of intangible assets	-	-	587
(Gain) on disposal of assets	(24)	-	(5)
Total operating expenses	2,061	2,655	4,303
Loss from operations	(1,856)	(3,058)	(9,403)
Other income (charges):
Interest expense	(853)	(593)	(264)
Change in fair value of warrant liability	-	-	198
Other expense	(288)	(30)	(262)
	(1,141)	(623)	(328)
Loss from continuing operations	(2,997)	(3,681)	(9,731)
Loss from discontinued operations	-	-	(30)
Net loss	($2,997)	($3,681)	($9,761)

Accretion of preferred stock and deemed dividends	5,633	-	-
Net loss applicable to common stockholders	($8,630)	($3,681)	($9,761)
Loss per share:
Net loss applicable to common stockholders - basic and diluted	($0.25)	($8.27)	($27.11)

Weighted average common shares outstanding - basic and diluted	35,182	445	360

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
(Formerly LEVEL 8 SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2003	26,645	$27	36	--	$206,149	($212,273)	($6)	($6,103)
Conversion of preferred shares to common	824	1	(3)		--			1
Shares issued as compensation	1,068	1			188			189
Shares issued for bank guarantee	5,579	5			603			608
Conversion of senior convertible redeemable preferred stock	3,792	4			1,210			1,214
Shares issued in private placement of common stock	3,369	3			1,244			1,247
Issuance of common stock from acquisition	2,027	2			748			750
Foreign currency translation adjustment							(2)	(2)
Net loss						(9,761)		(9,761)
Balance at December 31, 2004	43,304	43	33	--	210,142	(222,034)	(8)	(11,857)
Conversion of preferred shares to common	395				--			--
Shares issued as compensation	961	2			101			103
Shares issued for bank guarantee	2,400	2			45			47
Conversion of senior convertible redeemable preferred stock	957	1			306			307
Foreign currency translation adjustment							5	5
Net loss						(3,681)		(3,681)
Balance at December 31, 2005	48,017	48	33	--	210,594	(225,715)	(3)	(15,076)
Reversed stock split 100:1	(47,536)	(48)	(33)		48			--
Shares issued from conversion of senior reorganization debt	3,438	3			1,705			1,708
Shares issued from conversion of convertible bridge notes	30,508	32			3,877			3,909
Shares issued for bank guarantee	96				312			312
Shares issued from short term debt conversion	224				190			190
Shares issued from conversion of convertible promissory notes			2		992			992
Conversion of senior convertible redeemable preferred stock					1,061			1,061
Conversion of warrants	99				1,086			1,086
Shares issued for interest conversion	211				629			629
Shares issued as compensation	125				280			280
Accretion of preferred stock					529	(529)		--
Deemed dividend					5,104	(5,104)		--
Foreign currency translation adjustment							(6)	(6)
Net loss						(2,997)		(2,997)
Balance at December 31, 2006	35,182	$35	2	--	$226,407	($234,345)	($9)	($7,912)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
(Formerly LEVEL 8 SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Net loss	($2,997)	($3,681)	($ 9,761)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6)	5	(2)
Comprehensive loss	($3,003)	($3,676)	($ 9,763)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
(Formerly LEVEL 8 SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	($2,997)	($3,681)	($9,761)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	12	11	4,287
Change in fair value of warrant liability	--	--	(198)
Stock compensation expense	615	149	635
Impairment of intangible assets and software product technology	--	--	587
Provision (credit) for doubtful accounts	60	(12)	(4)
Gain on disposal of assets	23	--	--
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	(212)	146	(143)
Assets and liabilities of operations to be abandoned	(27)	(29)	86
Prepaid expenses and other assets	31	55	216
Accounts payable and accrued expenses	311	804	884
Deferred revenue	(40)	(7)	46
Net cash (used in) operating activities	(2,224)	(2,564)	(3,365)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(6)	--
Net cash (used in) investing activities	(17)	(6)	--
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	380	--	1,250
Proceeds from exercise of warrants	--	--	112
Borrowings under credit facility, term loans and notes payable	2,148	2,542	2,540
Repayments of term loans, credit facility and notes payable	--	(55)	(447)
Net cash provided by financing activities	2,528	2,487	3,455
Effect of exchange rate changes on cash	(6)	5	(2)
Net increase (decrease) in cash and cash equivalents	281	(78)	88
Cash and cash equivalents at beginning of year	29	107	19
Cash and cash equivalents at end of year	$310	$29	$107

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunds) during the year for:
Income taxes	$20	$1	$2
Interest	$865	$645	$749

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
(Formerly LEVEL 8 SYSTEMS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2006

During 2006, the Company issued 111,000 shares of common stock to vendors for outstanding liabilities valued at $237,000.

In November 2006, the Company issued 60,000 shares of common stock to Liraz Systems Ltd. as compensation for extension of a bank debt guaranty valued at $240,000.

In December 2006, the Company issued 224,000 shares of common stock to Liraz Systems Ltd. for its short term debt and interest of $191,000.

In December 2006, the Company issued 50,000 shares of common stock to Brown Simpson Partners I, Ltd. as compensation for assisting in its recapitalization.

2005

During 2005, the Company issued 961,329 shares of common stock to vendors for outstanding liabilities valued at $103,000.

In November 2005, the Company issued 2,400,000 shares of common stock to a designated subsidiary of Liraz Systems Ltd. as compensation for extension of a bank debt guarantee valued at $48,000.

During 2005, the Company issued 956,375 shares of Level 8 Systems common stock upon conversion of 1,367 shares of Series D Convertible Redeemable Preferred Stock.

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

CICERO INC.
(Formerly LEVEL 8 SYSTEMS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Cicero Inc., formerly Level 8 Systems, Inc. (''Cicero'' or the ''Company''), is a provider of business integration software which enables organizations to integrate new and existing information and processes at the desktop. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an operating loss of approximately $2,997,000 for the year ended December 31, 2006 and has experienced negative cash flows from operations for each of the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, the Company had a working capital deficiency of approximately $7,894,000. The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero®, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero®-related product line and continues to negotiate with significant customers who have expressed interest in the Cicero® software technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. Cicero® software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero®’s integration occurs at the desktop without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® software through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. In 2004, the Company announced a Note and Warrant Offering in which warrant holders of the Company’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share as part of a recapitalization plan. Under the terms of the Offer, warrant holders who elect to convert, would tender their conversion price in cash and receive a Note Payable in exchange. Upon approval of the recapitalization plan at a Shareholders meeting, these Notes would convert into common shares of the Company. The Company raised a total of $2,559,000 from the Note and Warrant Offering. During 2005 and 2006, the Company also entered into several Convertible Bridge Notes with a consortium of investors. The Company raised a total of $3,915,000 of Convertible Bridge Notes. The Convertible Bridge Notes convert into common stock of the Company upon approval of the recapitalization plan. The Recapitalization was approved by stockholders at a special meeting on November 16, 2006. Management expects that it will be able to raise additional capital, post stockholder approval of the recapitalization plan, and to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management’s plan will be executed as anticipated.

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

Cash and Cash Equivalents:

Cash and cash equivalents include all cash balances and highly liquid investments with maturity of three months or less from the date of purchase. For these instruments, the carrying amount is considered to be a reasonable estimate of fair value. The Company places substantially all cash and cash equivalents with various financial. At times, such cash and cash equivalents may be in excess of FDIC insurance limits.

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

Additionally, the Company has recorded software development costs for its purchases of developed technology through acquisitions. (See Note 3.)

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

Long-Lived Assets:

The Company reviews the recoverability of long-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. The Company accounts for impairments under the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During 2004 the Company recorded impairments associated with its Cicero® technology and for its Ensuredmail technology acquired in 2004.

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

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $88,000, $16,000, and $7,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred.

Income Taxes:

The Company uses SFAS No. 109, ''Accounting for Income Taxes'', to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is ''more likely than not'' that recorded deferred tax assets will not be realized. (See Note 8.)

Stock Split:

As discussed in Note 2, the Company’s stockholders approved a 100 to 1 reverse stock split in November 2006. The Company retained the current par value of $.001 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the reverse stock split for the periods presented.

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2006, 2005, and 2004, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented. The amounts have been restated in accordance with SAB Topic 4 (c ) to reflect the adjustment to the Company’s capitalization as a result of the 100:1 reverse stock split which was approved by the Company in November 2006:

	2006	2005	2004
Stock options	45,315	59,009	74,886
Warrants	323,623	193,761	199,534
Preferred stock	1,763,478	85,046	98,557
	2,132,416	337,816	372,977

In 2006, 2005 and 2004, no dividends were declared on preferred stock.

Stock-Based Compensation:

During 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006. Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company did not grant options during 2006, therefore there were no diluted earnings per common share due to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 and 2004 (in thousands):

	Years Ended December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(3,681)	$(9,761)
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(180)	(777)

Pro forma loss applicable to common stockholders	$(3,861)	$(10,538)

Loss per share:
Basic and diluted, as reported	$(8.27)	$(27.11)
Basic and diluted, pro forma	$(8.68)	$(29.27)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2006	2005	2004

Expected life (in years)	3.6 years	6.0 years	4.19 years
Expected volatility	140%	149%	138%
Risk free interest rate	4.93%	4.48%	4.75%
Expected dividend yield	0%	0%	0%

Warrants Liability:

The Company had issued warrants to Series A3 and Series B3 preferred stockholders which contain provisions that allow the warrant holders to force a cash redemption for events outside the control of the Company. The fair value of the warrants are accounted for as a liability and are re-measured through the Consolidated Statements of Operations at each balance sheet date. As of December 31, 2006 and 2005, the fair value of these warrants was $0.

Reclassifications:

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on previously reported net loss or stockholders’ deficit.

Recent Accounting Pronouncements:

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of FIN 48 but does not currently expect the adoption of this new standard to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations.  SFAS 123R is effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006. Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense of $14,000 during 2006 as a result of the adoption of SFAS No. 123R.

NOTE 2. RECAPITALIZATION

In November 2006, the Company’s stockholders approved an amendment to the Certificate of Incorporation to provide the Company’s Board of Directors with discretionary authority to effect a reverse stock split ratio from 20:1 to 100:1 and on November 20, 2006, the Board of Directors set that reverse stock ratio to be 100:1. In addition, the Company’s stockholders approved an amendment to change the name of the Company from Level 8 Systems, Inc. to Cicero Inc., to increase the authorized common stock of the Company from 85 million shares to 215 million shares and to convert existing preferred shares into a new Series A-1 preferred stock of Cicero Inc. The proposals at the Special Meeting of Stockholders of Level 8 comprised a proposed recapitalization of Level 8 which was also subject to the receipt of amendments to outstanding convertible promissory notes, senior reorganization notes and the convertible bridge notes.

As part of the plan of recapitalization, Senior Reorganization Notes in the aggregate principal amount of $2,559,000 to Senior Reorganization Noteholders who had loaned funds to the Company in exchange for Senior Reorganization Notes and Additional Warrants at a special one-time exercise price of $0.10 per share, (i) will receive and have automatically exercised Additional Warrants exercisable into shares of Common Stock, by applying the accrued interest on their Senior Reorganization Notes and by cashless exercise to the extent of the balance of the exercise price, (ii) if a holder of existing warrants who advanced the exercise price of their warrants to the Company, will have their existing warrants automatically exercised and (iii) those Senior Reorganization Noteholders who loaned the Company the first $1,000,000 in respect of the exercise price of their existing warrants will receive Early Adopter Warrants of the Company at a ratio of 2:1 for shares issuable upon exercise of each existing warrant exercised at the special exercise price of $10.00 per share. At the time of issuance of the Senior Reorganization Notes, the trigger for conversion into exercisable warrants was an anticipated recapitalization merger. Since the recapitalization plan was amended, the Company solicited Senior Noteholders for their consent to convert upon approval of the plan of recapitalization by stockholders. Approximately $2,309,000 of the Senior Reorganization Noteholders have consented to the change in the “trigger” and have cancelled their notes and converted into 3,438,473 shares of the Company’s common stock.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has allocated the proceeds received from the Note and Warrant Offering between the warrants exercised and the future warrants granted and has employed the Black-Scholes valuation method to determine the fair value of the warrants exercised and the additional warrants issued. The Senior Reorganization Noteholders who have consented to convert their debt amounted to approximately $2,309,000. Of that amount, approximately $979,000 represents the exercise price of existing warrants that was loaned to the Company for which the warrant holders will receive both additional warrants and early adopter warrants. Using the Black-Scholes formula, the Company has determined that the fair value of the warrants granted to this tranche is approximately $440,000. The difference between the fair value of the additional warrants and the total invested in this tranche, or $539,000, is treated as a beneficial conversion and fully amortizable. The second tranche of investment that consisted of those warrant holders who loaned the exercise price of their existing warrants, and will receive additional warrants but no early adopter warrants, amounted to approximately $107,000. Using Black-Scholes, the Company has determined that the fair value of the warrants granted to this tranche is approximately $32,000 and the beneficial conversion amount is $75,000. The third tranche consisted of investors who had no existing warrants and will only receive additional warrants upon consummation of the Recapitalization. The total investment in this tranche is $1,223,000. Using Black-Scholes, the Company has determined that the fair value of the warrants granted to this tranche is approximately $570,000 and the beneficial conversion amount is $653,000. Since this beneficial conversion feature is immediately convertible upon issuance, the Company has fully amortized this beneficial conversion feature in the Statement of Operations for the year ended December 31, 2006.

Also as part of the recapitalization plan, Convertible Bridge Notes in the principal amount of $3,915,000 are automatically cancelled and converted into 30,508,448 shares of the Company’s common stock. Also in accordance with EITF 98-5, using the Black-Scholes formula, the Company has calculated the fair value of the common stock resulting from conversion of the Convertible Bridge Notes. Based upon that calculation, the fair value of the stock received was $195,000. The difference between the total of the Convertible Bridge Notes and the fair value of the stock ($3,720,000) is treated as a beneficial conversion. Since this beneficial conversion feature is immediately convertible upon issuance, the Company has fully amortized this beneficial conversion feature in the Statement of Operations for the year ended December 31, 2006.

The Company had issued $992,000 aggregate principal amount of Convertible Promissory Notes. As part of the recapitalization plan, these Noteholders were offered reduced conversion prices to convert their notes into shares of the Company’s new series A-1 preferred stock. All Noteholders have agreed to convert their notes into shares of Series A-1 preferred stock. The Company has cancelled these notes and issued 1,591 shares of its Series A-1 preferred stock. In accordance with EITF 98-5 and specifically paragraph 8, the Company has utilized the Black-Scholes formula to determine the fair value of the stock received. The Company has calculated the fair value of the stock received to be $484,000 resulting in a beneficial conversion of $508,000. Since this beneficial conversion is immediately recognizable by the holders, the Company has fully amortized this conversion and recorded an accretion to preferred stock in the Statement of Operations for the year ended December 31, 2006.

Holders of the Company’s Series A-3, B-3, C and D preferred stock were offered reduced conversion rates on their existing preferred stock in exchange for shares in a new Series A-1 preferred stock for Cicero Inc. as part of the recapitalization plan. As a result of stockholder approval, the Company affected an exchange of existing preferred shares into 172.15 Series A-1 preferred shares. In exchange for the reduced conversion prices, holders of the series A-3, B-3 and D shares forfeited their anti-dilution protection along with certain other rights, ranks and privileges. The Company’s Series D preferred stock contained a redemption feature which required that the Company account for same as a liability. The Company’s Series A-1 preferred stock contains no redemption features and accordingly, upon exchange, the fair value of these shares were converted to equity. The Company employed the Black-Scholes formula to value the shares exchanged and have determined that the reduced conversion prices and exchange has created a beneficial conversion of $21,000. As the new Series A-1 preferred shares are immediately convertible, the Company has recorded this beneficial conversion as a deemed dividend in the Statement of Operations for the year ended December 31, 2006.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company’s estimates of fair value at the acquisition date. The Company assessed the net realizable value of the Ensuredmail software technology acquired and determined the purchase price exceeded the amounts allocated to the software technology acquired less liabilities assumed by approximately $587,000. This excess of the purchase price over the fair values of the assets acquired less liabilities assumed was allocated to goodwill, and, because it was deemed impaired, charged to the Statements of Operations for the year ended December 31, 2004. (See Note 6.)

NOTE 4. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2006	2005
Current trade accounts receivable	$230	$18
Less: allowance for doubtful accounts	60	--
	$170	$18

The (credit) provision for uncollectible amounts was $60,000, ($12,000), and ($4,000) for the years ended December 31, 2006, 2005, and 2004, respectively. Write-offs (net of recoveries) of accounts receivable were ($0) for the years ended December 31, 2006, 2005 and 2004.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2006	2005
Computer equipment	$252	$246
Furniture and fixtures	8	8
Office equipment	149	140
	409	394
Less: accumulated depreciation and amortization	(394)	(384)

	$15	$10

Depreciation and amortization expense of property and equipment was $12,000, $11,000, and $11,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 6. SOFTWARE PRODUCT TECHNOLOGY

In accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company periodically completed an assessment of the recoverability of the Cicero® product technology. This assessment was performed during 2004, due to the Company’s continued operating losses and the limited software revenue generated by the Cicero® technology over the previous twelve to eighteen months. The Company was in negotiations with customers to purchase licenses, which would have a significant impact on the cash flows from the Cicero® technology and the Company. Since the negotiations had been in process for several months and expected completion of the transactions had been delayed, the Company had reduced its cash flow projections. Historical cash flows generated by the Cicero® technology do not support the long-lived asset and accordingly the Company impaired the excess of the unamortized book value of the technology in excess of the expected net realizable value for the year ended December 31, 2004. This charge, in the amount of $2,844,000 was recorded as software amortization for the year ended December 31, 2004. As of December 31, 2006 and 2005, the Company has no capitalized costs for the Cicero® technology.

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

NOTE 7. SHORT-TERM DEBT AND CONVERTIBLE NOTES

Notes payable, long-term debt, and notes payable to related party consist of the following at December 31(in thousands):

	2006	2005
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	9	9
Notes payable (c)	950	509
Short term convertible note (d)	--	265
Short term convertible notes, related party (e)	--	727
	$2,930	$3,481

(a)
The Company has a $1,971 term loan bearing interest at LIBOR plus 1.5% (approximately 6.38% at December 31, 2006). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal stockholder. The loan matures on October 31, 2007. (See Note 14.)

(b)
From time to time the Company borrowed money from the Company's Chief Information Officer. The notes bear interest at 12% per annum. As of December 31, 2006, the Company is indebted to Anthony Pizi, the Company’s former Chairman and CEO and current Chief Information Officer, in the amount of $9,000.

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

(d)
The Company entered into convertible notes with private lenders. The notes bear interest between 12% and 18% per annum and allow for the conversion of the principal amount due into common stock of the Company. In April 2005, the Company entered into a convertible loan in the amount of $30,000 with a member of the Company’s Board of Directors. Under the term of this agreement, the loan bears interest at 1% per month and was convertible upon the option of the note holder into 428,571 shares of our common stock at a conversion price of $0.07 per share. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 60 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled. In May 2004, the Company entered into convertible loans aggregating $185,000 from several investors including a member of the Company’s Board of Directors. Under the terms of these agreements, the loans bear interest between 1% and 1.5% per month and are convertible upon the option of the Noteholder into an aggregate of 578,125 shares of our common stock and warrants to purchase an aggregate of 578,125 shares of our common stock exercisable at $0.32. The warrants expire three years from grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 80.94 shares of Series A-1 preferred stock. In November 2006, the Noteholders consented to the amended conversion rate and the Notes have been cancelled. Also in March 2004, the Company entered into a convertible loan in the amount of $50,000. Under the terms of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 135,135 shares of our common stock and warrants to purchase 135,135 shares of our common stock at an exercisable price of $0.37 per share. All such warrants expire three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 19.23 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

(e)
The Company entered into convertible promissory notes with Anthony Pizi, the Company’s Chief Information Officer and Mark and Carolyn Landis, who are related by marriage to Anthony Pizi, and Mr. Landis is the Company’s Chairman of the Board of Directors.

In June 2004, the Company entered into a convertible loan agreement with Mr. Pizi in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 14 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled. In July 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 78.4 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled. Also in July 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which bears interest at 1% per month and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. All such warrants expire three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 12.62 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In March 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis, in the principal amount of $125,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 62.5 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled. In June 2004, we entered into a convertible loan agreement with Mark and Carolyn Landis, in the amount of $125,000. Under the terms of the agreement, the loan bears interest at 1% per month and also is convertible upon the option of the note holder into 781,250 shares of our common stock and warrants to purchase 781,250 shares of our common stock exercisable at $0.16. The warrants expire in three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 113.64 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled. In October 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10. The warrants expire in three years. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 400 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled. In November 2004, the Company entered into a convertible loan agreement with Mark and Carolyn Landis in the amount of $150,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08. All such warrants expire three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 750 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

NOTE 8. INCOME TAXES

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands) :

	2006	2005	2004
Expected income tax benefit at statutory rate (34%)	$(1,019)	$(1,251)	$(3,319)
State taxes, net of federal tax benefit.	(180)	(308)	(219)
Effect of foreign operations including withholding taxes	--	--	12
Effect of change in valuation allowance	1,073	1,537	3,357
Non-deductible expenses	126	22	169
Total	$--	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2006	2005
Current assets:
Allowance for doubtful accounts	$34	$4
Accrued expenses, non-tax deductible	279	145
Deferred revenue	15	31
Noncurrent assets:
Loss carryforwards	91,016	89,528
Depreciation and amortization	5,931	6,746
	97,275	96,454

Less: valuation allowance	(97,275)	(96,454)

	$--	$--

At December 31, 2006, the Company had net operating loss carryforwards of approximately $227,539,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2006 and 2025. A substantial portion of these carryforwards are restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2006 and 2005 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock:

As part of the recapitalization plan described in Note 2, the Company converted outstanding convertible promissory notes, senior reorganization notes and convertible bridge notes. Senior reorganization debt amounting to $2,309,000 was cancelled and converted into 3,438,473 shares of the Company’s common stock. The Company also converted $3,915,000 of Convertible Bridge Notes into 30,508,448 shares of Cicero common stock. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

Stock Grants:

During 2006 and 2005, no stock awards were made to employees.

Stock Options:

The Company maintains two stock option plans, the 1995 and 1997 Stock Incentive Plans, which permit the issuance of incentive and nonstatutory stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. In July 2003, stockholders approved a proposal to increase the number of shares reserved within these plans to a combined total of 109,000 shares of common stock for issuance upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. In December 2005, the remaining options under the 1995 Stock Incentive Plan expired. The Company also has a stock incentive plan for outside directors and the Company has set aside 1,200 shares of common stock for issuance under this plan.

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

Activity for stock options issued under these plans for the fiscal years ending December 31, 2006, 2005 and 2004 was as follows:

	Plan Activity	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2003	56,259	20.00-3,931.00	243.00

Granted	31,392	12.00 -39.00	26.00
Exercised	(5,192)	8.00 -37.00	17.00
Forfeited	(7,572)	22.00-3,788.00	812.00
Balance at December 31, 2004	74,887	12.00-3,931.00	111.00

Granted	2,529	7.00 - 12.00	9.00
Exercised	(2,529)	7.00 - 12.00	9.00
Forfeited	(15,877)	22.00-3,931.00	75.00
Balance at December 31, 2005	59,010	12.00-3,931.00	124.00
Forfeited	(13,695)	22.00-3,931.00	137.14
Balance at December 31, 2006	45,315	12.00-3,931.00	120.61

There were no option grants issued during 2006. The weighted average grant date fair value of options issued during the years ended December 31, 2005, and 2004 was equal to $9.00 and $26.00 per share, respectively. There were no option grants issued below fair market value during 2005 and 2004.

At December 31, 2006, 2005, and 2004, options to purchase approximately 45,315, 5,237, and 4,775 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $12.00 to $3,931.25. The following table summarizes information about stock options outstanding at December 31, 2006:

EXERCISE PRICE	NUMBER OUTSTANDING/ EXERCISABLE	REMAINING CONTRACTUAL LIFE FOR OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE

$ 12.00 - 393.12	39,680	6.4	$48.03
393.13 -786.25	5,350	4.1	586.35
786.26-1,179.37	165	3.0	944.41
1,179.38-1,572.50	50	1.0	1,473.00
1,572.60-1,965.62	40	3.6	1,881.25
1,965.62-3,538.12	0	0.0	0.00
3,538.13-3,931.25	30	3.2	3,931.25

	45,315	6.1	$120.61

Preferred Stock:

As part of the recapitalization plan approved by shareholders in November 2006, the Company offered to exchange its existing Series A-3, B-3, C and D preferred shares at reduced conversion rates in exchange for shares of a new Series A-1 preferred stock in Cicero Inc. This proposal also required approved by existing preferred shareholders as a class. The new conversion prices with respect to the Series A-3, B-3 and D preferred stock were negotiated with the holders of each series based upon such factors as the current conversion price in relation to the market, the dollar amount represented by such series and, waiver of anti-dilution, liquidation preferences, seniority and other senior rights. The conversion price for the Series C preferred stock was determined in relation to the conversion price for the Series D preferred stock. The Board of Directors determined the new conversion price of each series of Level 8 preferred stock after discussion and review of those rights, ranks and privileges that were being waived by the present holders of preferred stock. Among those rights being waived are anti-dilution protection, liquidation preferences and seniority.

The holders of the Series A-1 preferred stock shall have the rights and preferences set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware upon the approval of the Recapitalization. The rights and interests of the Series A-1 preferred stock of the Company will be substantially similar to the rights interests of each of the series of Level 8 preferred stock other than for (i) anti-dilution protections that have been permanently waived and (ii) certain voting, redemption and other rights that holders of Series A-1 preferred stock will not be entitled to. All shares of Series A-1 preferred stock will have a liquidation preference pari passu with all other Series A-1 preferred stock.

The Series A-1 preferred stock is convertible at any time at the option of the holder into an initial conversion ratio of 1,000 shares of Common Stock for each share of Series A-1 preferred stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. The Series A-1 preferred stock is also convertible on a automatic basis in the event that (i) the Company closes on an additional $5,000,000 equity financing from strategic or institutional investors, or (ii) the Company has four consecutive quarters of positive cash flow as reflected on the Company’s financial statements prepared in accordance with generally accepted accounting principals (“GAAP”) and filed with the Commission. The holders of Series A-1 preferred stock are entitled to receive equivalent dividends on an as-converted basis whenever the Company declares a dividend on its Common Stock, other than dividends payable in shares of Common Stock. The holders of the Series A-1 preferred stock are entitled to a liquidation preference of $500 per share of Series A-1 preferred stock upon the liquidation of the Company. The Series A-1 preferred stock is not redeemable.

The holders of Series A-1 preferred stock also possess the following voting rights. Each share of Series A-1 preferred stock shall represent that number of votes equal to the number of shares of Common Stock issuable upon conversion of a share of Series A-1 preferred stock. The holders of Series A-1 preferred stock and the holders of Common Stock shall vote together as a class on all matters except: (i) regarding the election of the Board of Directors of the Company (as set forth below); (ii) as required by law; or (iii) regarding certain corporate actions to be taken by the Company (as set forth below).

The approval of at least two-thirds of the holders of Series A-1 preferred stock voting together as a class, shall be required in order for the Company to: (i) merge or sell all or substantially all of its assets or to recapitalize or reorganize; (ii) authorize the issuance of any equity security having any right, preference or priority superior to or on parity with the Series A-1 preferred stock; (iii) redeem, repurchase or acquire indirectly or directly any of its equity securities, or to pay any dividends on the Company’s equity securities; (iv) amend or repeal any provisions of its certificate of incorporation or bylaws that would adversely affect the rights, preferences or privileges of the Series A-1 preferred stock; (v) effectuate a significant change in the principal business of the Company as conducted at the effective time of the Recapitalization; (vi) make any loan or advance to any entity other than in the ordinary course of business unless such entity is wholly owned by the Company; (vii) make any loan or advance to any person, including any employees or directors of the Company or any subsidiary, except in the ordinary course of business or pursuant to an approved employee stock or option plan; and (viii) guarantee, directly or indirectly any indebtedness or obligations, except for trade accounts of any subsidiary arising in the ordinary course of business. In addition, the unanimous vote of the board of directors is required for any liquidation, dissolution, recapitalization or reorganization of the Company. The voting rights of the holders of Series A-1 preferred stock set forth in this paragraph shall be terminated immediately upon the closing by the Company of at least an additional $5,000,000 equity financing from strategic or institutional investors.

In addition to the voting rights described above, the holders of a majority of the shares of Series A-1 preferred stock are entitled to appoint two observers to the Company’s Board of Directors who shall be entitled to receive all information received by members of the Board of Directors, and shall attend and participate without a vote at all meetings of the Company’s Board of Directors and any committees thereof. At the option of a majority of the holders of Series A-1 preferred stock, such holders may elect to temporarily or permanently exchange their board observer rights for two seats on the Company’s Board of Directors, each having all voting and other rights attendant to any member of the Company’s Board of Directors. As part of the Recapitalization, the right of the holders of Series A-1 preferred stock to elect a majority of the voting members of the Company’s Board of Directors shall be terminated.

As a result of the reduced conversion prices the Company exchanged all of the Series A-3, B-3, C and D preferred stock into 172 shares of Series A-1 preferred stock and using Black-Scholes, we calculated a beneficial conversion in the exchange of the Series A-3, B-3, C and D shares for Series A-1 preferred stock. The beneficial conversion of $21,000 is treated as a deemed dividend in the Statement of Operations for the year ended December 31, 2006.

As part of the recapitalization plan, Noteholders of $992,000 of Convertible Promissory Notes were offered reduced conversion prices to convert their notes into shares of the Company’s new series A-1 preferred stock. All Noteholders have agreed to convert their notes into shares of Series A-1 preferred stock. The Company has cancelled these notes and issued 1,591 shares of its Series A-1 preferred stock. In accordance with EITF 98-5 and specifically paragraph 8, the Company has utilized the Black-Scholes formula to determine the fair value of the stock received. The Company has calculated the fair value of the stock received to be $484,000 resulting in a beneficial conversion of $508,000. Since this beneficial conversion is immediately recognizable by the holders, the Company has fully amortized this conversion and recorded an accretion to preferred stock in the Statement of Operations for the year ended December 31, 2006.

During 2005 and 2004, there were 456 shares of preferred stock converted into 1,351,112 shares of the Company's common stock and 4,686 shares of preferred stock converted into 7,037,451 shares of the Company’s common stock, respectively. There were 1,571 shares of the Series A3 Preferred Stock and 30,000 shares of Series B3 Preferred Stock, 991 shares of Series C Preferred Stock, and 1,061 shares of Series D Preferred Stock outstanding at December 31, 2005.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model. Warrants granted in 2006, 2005, and 2004 were valued using the following assumptions:

	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Expected Dividend	Fair Value of Common Stock

2002-2003 Financing Warrants	5	97%	2%	None	$0.40
Preferred Series C Warrants	5	117%	3%	None	$0.38
Preferred Series D-1 Warrants	5	117%	3%	None	$0.07
Preferred Series D-2 Warrants	5	102%	3%	None	$0.20
Private Placement - January 2004	3	101%	3%	None	$0.36
Early Adopter Warrants	4	104%	4%	None	$1.50

Increase in Capital Stock:

In November 2006, the stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of Common Stock that the Company is authorized to issue from 85,000,000 to 215,000,000.

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its U.S. employees - the Level 8 Systems 401(k). Under the terms of the Plan, the Company provides a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible Company plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions to the Plan included in the Consolidated Statement of Operations totaled $0, $30,000 and $54,000, for the years ended December 31, 2006, 2005, and 2004, respectively. On December 1, 2005 the company suspended further contributions to the defined contribution plan.

The Company also had employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations. The Company no longer maintains foreign subsidiaries.

NOTE 11. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2006, four customers accounted for 50.0%, 18.7%, 13.3% and 10.0% of operating revenue. In 2005, two customers accounted for 52.4% and 13.0% of operating revenues. In 2004, five customers accounted for 24.6%, 22.4%, 13.5%, 11.8% and 11.4% of operating revenues.

NOTE 12. FOREIGN CURRENCIES

The Company’s net foreign currency transaction losses/ (gains) were $14,000, $(23,000), and $13,000 for the years ended 2006, 2005, and 2004, respectively.

NOTE 13. SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

The Company makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: (1) Desktop Integration segment, and (2) Messaging and Application Engineering segment. The Company previously had three reportable segments but the Company has reported the Systems Integration segment as discontinued operations.

The principal product in the Desktop Integration segment is Cicero®. Cicero® is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications.

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

The table below presents information about reported segments for the twelve months ended December 31, 2006, 2005 and 2004 (in thousands):

	For the year ended December 31,
	2006			2005			2004
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$965	$7	$972	$760	$25	$785	$707	$68	$775
Total cost of revenue	767	--	767	1,188	--	1,188	5,662	213	5,875
Gross margin (loss)	198	7	205	(428)	25	(403)	(4,955)	(145)	(5,100)
Total operating expenses	1,964	121	2,085	2,536	119	2,655	3,348	373	3,721
Segment profitability (loss)	$(1,766)	$(114)	$(1,880)	$(2,964)	$(94)	$(3,058)	$(8,303)	$(518)	$(8,821)

A reconciliation of segment operating expenses to total operating expense follows (numbers are in thousands):

	2006	2005	2004
Segment operating expenses	$2,085	$2,655	$3,721
Write-off of intangible assets	--	--	587
(Gain) on disposal of assets	(24)	--	(5)
Total operating expenses	$2,061	$2,655	$4,303

A reconciliation of total segment profitability to net loss for the fiscal years ended December 31(in thousands):

	2006	2005	2004
Total segment profitability (loss)	$(1,880)	$(3,058)	$(8,821)
Write-off of intangible assets	--	--	(587)
Gain/ on disposal of assets	24	--	5

Interest and other income/(expense), net	(1,141)	(623)	(328)
Net loss before provision for income taxes	$(2,997)	$(3,681)	$(9,731)

The following table presents a summary of long-lived assets by segment as of December 31 (in thousands):

	2006	2005
Desktop Integration	$15	$10
Messaging/Application Engineering	-	-

Total assets	$15	$10

The following table presents a summary of revenue by geographic region for the years ended December 31(in thousands):

	2006	2005	2004

Denmark	$-	$-	$7
Italy	-	2	4
United Kingdom	-	-	1
USA	972	783	762
Other	-	-	1

	$972	$785	$775

Presentation of revenue by region is based on the country in which the customer is domiciled. As of December 31, 2006, 2005 and 2004, all of the long-lived assets of the Company are located in the United States.

NOTE 14. RELATED PARTY INFORMATION

Liraz Systems Ltd., the Company’s former principal stockholder guarantees certain debt obligations of the Company. In November 2006, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until October 31, 2007. The Company issued 6,000,000 shares of common stock (pre reverse stock split) to Liraz in exchange for this debt extension. In November 2005, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until October 30, 2006. The Company issued 2,400,000 shares of common stock and granted a warrant to purchase an additional 3,600,000 shares of our common stock at an exercise price of $0.002 per share to Liraz in exchange for this debt extension. In 2004, the Company and Liraz also agreed to extend the guarantee and maturity of the debt obligation until November 2005. The Company agreed to issue Liraz 3,942,000 shares of stock for that extension.

During 2006, under an existing reseller agreement, the Company recognized $100,000 of software revenue with Pilar Services, Inc. Pilar Services is presently owned and managed by Charles Porciello who is a member of our Board of Directors. As of December 31, 2006, the receivable was still outstanding and the Company has reserved for possible doubtful accounts.

From time to time during 2005 and 2004, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Executive Officer and current Chief Information Officer. The Notes bear interest at 1% per month and are unsecured. At December 31, 2006, the Company was indebted to Mr. Pizi in the amount of $9,000.

Convertible Promissory Notes: Directors and executive officers made the following loans to the Company for convertible promissory notes: In June 2004, the Company entered into a convertible loan agreement with Mr. Pizi in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 270,270 shares of our common stock and warrants to purchase 270,270 shares of our common stock exercisable at $0.37. The warrants expire in three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 14 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In July 2004, the Company entered into a convertible promissory note with Mr. Pizi in the face amount of $112,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 560,000 shares of our common stock and warrants to purchase 560,000 shares of our common stock at $0.20 per share. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 78.4 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled. Also in July 2004, Mr. Pizi entered into a second convertible promissory note in the face amount of $15,000 which bears interest at 1% per month and is convertible into 90,118 shares of our common stock and warrants to purchase 90,118 shares of our common stock at $0.17 per share. All such warrants expire three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 12.62 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In March 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Mark Landis in the amount of $125,000. Mr. Landis is the Company’s Chairman of the Board and Mr. and Mrs. Landis are parents-in-law to Mr. Pizi, the Company’s Chief Information Officer. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 62.5 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In June 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $125,000. Under the terms of the note, the loan bears interest at 1% per month and is convertible into 781,250 shares of the Company’s common stock and warrants to purchase 781,250 shares of Level 8 common stock exercisable at $0.16 per share. The warrants expire in three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 113.64 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In October 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Landis in the amount of $100,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.10 per share. The warrants expire in three years. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 400 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In November 2004, the Company entered into a convertible promissory note with Mark and Carolyn Landis, in the amount of $150,000. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible into 1,875,000 shares of our common stock and warrants to purchase 1,875,000 shares of the Company’s common stock exercisable at $0.08 per share. All such warrants expire three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 750 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In June 2004, the Company entered into a convertible promissory note with Fredric Mack, a former director of the Company, in the amount of $125,000. Under the terms of the note, the loan bears interest at 1% per month, and is convertible into 390,625 shares of the Company’s common stock and warrants to purchase 390,625 shares of the Company’s common stock exercisable at $0.32 per share. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 54.69 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In April 2005, the Company entered into a convertible promissory note with Bruce Miller, a director of the Company, in the amount of $30,000. Under the terms of the note, the loan bears interest at 1% per month and is convertible into 428,571 shares of the Company’s common stock. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 60 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

In July 2004, the Company entered into a convertible promissory note with Nicholas Hatalski, who until July 22, 2005 (during the period when the terms of the recapitalization merger were being negotiated and at the time of approval of the recapitalization merger by our board of directors), was a director of the Company, in the amount of $25,000. Under the terms of the note, the loan bears interest at 1% per month and is convertible into 78,125 shares of the Company’s common stock and warrants to purchase 78,125 shares of the Company’s common stock exercisable at $0.32 per share. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 10.94 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

All of such warrants expire three years from date of grant.

Senior Reorganization Notes. From March 2004 to April 2005, directors and executive officers made the following loans to us for Senior Reorganization Notes: Mr. Pizi held $423,333 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 571,659 shares of Cicero common stock at a purchase price of $0.20 per share.

Mr. Landis held $327,860 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 442,345 shares of Cicero common stock at an exercise price of $0.20 per share.

Mr. Mack held, together with his affiliates, $88,122 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 112,205 shares of Cicero common stock at a purchase price of $0.20 per share.

Mr. Miller held, together with his affiliates, $77,706 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 114,597 shares of Cicero common stock at a purchase price of $0.20.

Mr. Atherton held, together with his affiliates, $20,000 of Senior Reorganization Notes which were converted into warrants to purchase an additional 289,856 shares of Cicero common stock at a purchase price of $0.20.

Mr. Broderick, Chief Executive Officer and Chief Financial Officer of the Company, held $2,300 of Senior Reorganization Notes, which were converted into warrants to purchase 3,222 shares of the Cicero Inc. common stock at a purchase price of $0.20 per share, and options to purchase 12,609 shares of common stock under the Company’s stock option plan that will convert into options to purchase Cicero common stock.

Such warrants are only issuable upon approval of the recapitalization merger, and were automatically exercised in connection with the consummation of the recapitalization plan.

Convertible Bridge Notes. From July 2005 to December 2006, directors and executive officers made the following loans to the Company for Convertible Bridge Notes:

Mr. Pizi held $85,000 of Convertible Bridge Notes which bore interest at 10% and matured on September 15, 2005. These notes automatically converted into 680,000 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Landis held $395,000 of Convertible Bridge Notes which bore interest at 10% and matured on various dates in 2005 and 2006. These notes automatically converted into 3,160,000 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Mack held, together with his affiliates, $114,000 of Convertible Bridge Notes which bear interest at 10% and matured on various dates in 2005 and 2006. These notes automatically converted into 897,564 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Miller held, together with his affiliates, $120,000 of Convertible Bridge Notes which bear interest at 10% and matured on various dates in 2005 and 2006. These notes automatically converted into 947,273 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Bruce Hasenyager, a member of our Board of Directors, held $4,061 of Convertible Bridge Notes which bear interest at 10% and matured on September 15, 2005. These notes automatically converted into 32,485 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Bruce Percelay, a member of our Board of Directors, held $130,000 of Convertible Bridge Notes which bear interest at 10% and matured on various dates in 2005 and 2006. These notes automatically converted into 1,027,273 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. John W. Atherton, a member of our Board of Directors, held $15,000 of convertible Bridge Notes which bear interest at 10% and matured during 2006. These notes automatically converted into 120,000 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

Mr. Charles Porciello, a member of our Board of Directors, held $10,000 of Convertible Bridge Notes which bear interest at 10% and matured during 2006. These notes automatically converted into 80,000 shares of Cicero common stock upon approval of the recapitalization plan by stockholders.

NOTE 15. LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 consisted of only one lease as follows (in thousands):
Lease Commitments

2007	$59
2008	6
$65

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $60,000, $122,000, and $197,000, respectively. As of December 31, 2006, 2005 and 2004, the Company had no sublease arrangements.

NOTE 16. CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was brought against us in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $123,000 and it matures in December 2007. At the maturity of the Note, the Company will be liable for approximately $31,000 which we have recognized in our non current debt.

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

In March 2004, we were served with a summons and complaint in Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247,000. In October 2004, we reached a settlement agreement wherein we agreed to pay $160,000 over a 36-month period ending October 2007.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65,000. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200,000 over a 36-month period ending October 2007.

In October 2005, we were notified that Critical Mass Mail, Inc. had filed a claim against us in the amount of $45,000 for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed a counter claim that Critical Mass Mail, Inc. failed to deliver certain assets and other documents under the same Asset Purchase Agreement. We had already reserved the potential liability under this action as part of the asset purchase accounting. In February, 2006, Critical Mass Mail amended their complaint and is seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued in the Asset Purchase Agreement. In November 2006, we negotiated a settlement with Critical Mass Mail that provides for monthly payments of the amounts already accrued. In December 2006 we settled the amended complaint and agreed to issue $50,000 worth of the Company’s common stock. The Company has recorded stock compensation expense as of December 31, 2006 in this amount.

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

NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2006:
Net revenues	$281	$320	$248	$123
Gross margin/(loss)	75	114	60	(44)
Net loss	(576)	(515)	(647)	(1,259)
Net loss/share -basic and diluted	$(1.20)	$(1.07)	$(1.35)	$(0.25)

2005:
Net revenues	$153	$461	$84	$87
Gross margin/(loss)	(179)	106	(201)	(129)
Net loss	(1,031)	(738)	(943)	(969)
Net loss/share -basic and diluted	$(2.37)	$(1.70)	$(2.12)	$(2.08)

NOTE 18. SUBSEQUENT EVENTS

In February 2007, the Company raised a total of $500,000 from a private sale of its common stock. Under the terms of the sale, the Company issued 3,723,008 shares of common stock to a consortium of investors. These securities were issued under the exemption offered by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933.