Form 10-Q
period 2007-03-31
CICERO INC
filed 2007-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

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
Yes ☐ No ☒

    38,990,547 shares of common stock, $.001 par value, were outstanding as of May 11, 2007.

Cicero Inc.

Part I. Financial Information
Item 1. Financial Statements

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$418	$310
Assets of operations to be abandoned	75	80
Trade accounts receivable, net	169	120
Prepaid expenses and other current assets	58	72
Total current assets	720	582
Property and equipment, net	19	15
Total assets	$739	$597
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$2,819	$2,899
Accounts payable	2,280	2,360
Accrued expenses:
Salaries, wages, and related items	1,020	1,012
Other	1,778	1,732
Liabilities of operations to be abandoned	431	435
Deferred revenue	262	38
Total current liabilities	8,590	8,476
Non-current liabilities	33	33
Total liabilities	8,623	8,509
Stockholders' (deficit):
Preferred stock	--	--
Common stock	39	35
Additional paid-in capital	226,961	226,407
Accumulated deficit	(234,874)	(234,345)
Accumulated other comprehensive loss	(10)	(9)
Total stockholders' (deficit)	(7,884)	(7,912)
Total liabilities and stockholders' (deficit)	$739	$597

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Software	$--	$107
Maintenance	41	40
Services	191	134
Total operating revenue	232	281

Cost of revenue
Software	--	4
Maintenance	53	74
Services	114	128
Total cost of revenue	167	206

Gross margin	65	75

Operating expenses:
Sales and marketing	137	96
Research and product development	138	147
General and administrative	258	223
(Gain) on disposal of asset	--	(1)
Total operating expenses	533	465
Loss from operations	(468)	(390)

Other income (expense):
Interest expense	(62)	(182)
Other income/(expense)	1	(4)
Loss before provision for income taxes	(529)	(576)
Income tax provision	--	--

Net loss	$(529)	$(576)

Net loss per share applicable to common stockholders—basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding -- basic and diluted	38,930	48,016

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(529)	$(576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	3
Changes in assets and liabilities:
Trade accounts receivable	1	(77)
Assets and liabilities - discontinued operations	1	2
Prepaid expenses and other assets	(36)	20
Accounts payable and accrued expenses	(48)	168
Deferred revenue	224	(21)
Net cash used in operating activities	(385)	(481)

Cash flows from investing activities:
Purchases of equipment	(6)	(7)

Cash flows from financing activities:
Proceeds from the issuance of common stock	500	--
Borrowings under credit facility, term loans, notes payable	--	482
Net cash provided by financing activities	500	482
Effect of exchange rate changes on cash	(1)	1
Net increase (decrease) in cash and cash equivalents	108	(5)
Cash and cash equivalents:
Beginning of period	310	29
End of period	$418	$24

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Net loss	$(529)	$(576)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1)	1
Comprehensive loss	$(530)	$(575)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three months ending March 31, 2007 and 2006 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 30, 2007. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $2,997,000 and $3,681,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the three months ended March 31, 2007, the Company incurred a loss of $529,000 and had a working capital deficiency of $7,870,000. The Company’s future revenues are entirely dependent on acceptance of Cicero® software, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero®-related product line and continues to negotiate with significant customers who have expressed interest in the Cicero® software technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. Cicero® software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero®’s integration occurs at the desktop without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® software through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. As discussed in Note 4, the Company recently completed a private placement of its common stock wherein it raised $500,000 of new capital. Additionally, the Company plans to raise additional capital or enter into other strategic transactions to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management’s plan will be executed as anticipated.

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

Stock-Based Compensation

During 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006. Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company did not grant options during the first quarter of 2007 nor during the year ended 2006; therefore there were no diluted earnings per common share due to the adoption of SFAS No. 123R.

The following table sets forth certain information as of March 31, 2007, about shares of the Company’s common stock, par value $.001 (the“Common Stock”) outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s Stock-Based Compensation Plans.

Shares
Outstanding on January 1, 2007	45,315
Granted	--
Exercised	--
Forfeited	--
Outstanding on March 31, 2007	45,315

Weighted average exercise price of outstanding options	$120.16
Shares available for future grants on March 31, 2007	37,830

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued the Staff Accounting Bulleting 108 (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB 108 effective as of December 31, 2006. The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

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

In December 2004, the FASB issued SFAS 123 (Revised) and Share-Based Payment (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, "Accounting for Stock-based Compensation", as amended by SFAS 148, "Accounting for Stock-based Compensation—Transition and Disclosure" (SFAS 148), and supersedes "Accounting Principles Board No.25, Accounting for Stock Issued to Employees". The new statement requires companies to recognize expenses for stock-based compensation in the statement of income and was adopted by the Company on July 1, 2006. No stock options were issued by the Company since adoption of this statement.

NOTE 3. SHORT-TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following:

(dollars in thousands)	March 31, 2007	December 31, 2006
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	9	9
Notes payable (c)	839	919
	$2,819	$2,899

(a)
The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.36% on March 31, 2007). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder. The loan matures on October 31, 2007.

(b)
From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi. The notes bear interest at 12% annum. As of March 31, 2007, the Company is indebted to Mr. Pizi in the amount of $9,000.

(c)
The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes to private lenders, which provide for short term borrowings both unsecured and secured by accounts receivable. In addition, the Company has settled certain litigation and agreed to issue a series of promissory notes to support its obligations in the aggregate principal amount of $839,000. The notes bear interest between 10% and 12% per annum.

NOTE 4. STOCKHOLDERS EQUITY

In February 2007, the Company completed a private sale of shares of its common stock to a group of investors, two of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 3,723,008 shares of its common stock for $0.1343 per share for a total of $500,000. Participating in this consortium were Mr. Mark Landis, who is the Company’s Chairman and Mr. Bruce Miller, who is a Board member. Mr. Landis acquired 74,460 shares for a $10,000 investment and Mr. Miller acquired 148,920 shares for a $20,000 investment.

In December 2006, the Company completed its Plan of Recapitalization, approved by its stockholders at a Special Stockholders Meeting held on November 16, 2006. Results of the Plan included a reverse stock split at a ratio of 100:1; change of the Company’s name from Level 8 Systems, Inc. to Cicero Inc.; increased the authorized common stock of the Company from 85 million shares to 215 million shares; converted existing preferred shares into a new Series A-1 Preferred Stock; converted and cancelled senior reorganization debt in the aggregate principal amount of $2.3 million into 3,438,473 shares of common stock; converted the aggregate principal amount of $3.9 million of convertible bridge notes into 30,508,448 shares of common stock; converted each share of Series A3 Preferred Stock into 4.489 shares of Series A-1 Preferred Stock; converted each share of Series B3 Preferred Stock into 75 shares of Series A-1 Preferred Stock; converted each share of Series C Preferred Stock into 39.64 shares of Series A-1 Preferred Stock; converted an aggregate principal amount of $1.1 million of Series D Preferred Stock, recorded as mezzanine financing, into 53 shares of Preferred Stock; and converted an aggregate principal amount of $1 million of convertible promissory notes into 1,591 shares of Series A-1 Preferred Stock.

NOTE 5. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first three months of fiscal year 2007 or 2006. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 6. LOSS PER SHARE

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

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	March 31,
	2007	2006
Stock options, common share equivalent	45,315	55,609
Warrants, common share equivalent	309,285	193,761
Preferred stock, common share equivalent	1,763,482	85,046
	2,118,082	334,416

NOTE 7. SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Management makes operating decisions and assesses performance of the Company’s operations based on the following two reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

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

The table below presents information about reported segments for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$231	$1	$232	$279	$2	$281
Total cost of revenue	167	--	167	206	--	206
Gross margin	64	1	65	73	2	75
Total operating expenses	507	26	533	444	22	466
Segment profitability (loss)	$(443)	$(25)	$(468)	$(371)	$(20)	$(391)

A reconciliation of total segment operating expenses to total operating expenses for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2007	2006
Total segment operating expenses	$533	$466
(Gain) on disposal of asset	--	(1)
Total operating expenses	$533	$465

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the quarters ended March 31 (in thousands):

	Three Months Ended March 31,
	2007	2006
Total segment profitability (loss)	$(468)	$(391)
Gain on disposal of asset	--	1
Interest and other income/(expense), net	(61)	(186)
Total loss before income taxes	$(529)	$(576)

The following table presents a summary of assets by segment (in thousands):

	March 31,
	2007	2006
Desktop Integration	$19	$14
Messaging and Application Engineering	--	--
Total assets	$19	$14

NOTE 8. CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was filed in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $93,000 and it matures in December 2007. At the maturity date of the note, the Company will be liable for additional payments totaling approximately $31,000 which we have recognized as a non-current liability.

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

In October 2005, Critical Mass Mail, Inc. filed a claim against us in the amount of $45,000 for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed a counter claim that Critical Mass Mail, Inc. failed to deliver certain assets and other documents under the same Asset Purchase Agreement. We had already reserved for the potential liability under this action as part of the asset purchase accounting in our financial statements. In February, 2006, Critical Mass Mail amended their complaint and is seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued pursuant to the Asset Purchase Agreement. In November 2006, we negotiated a settlement with Critical Mass Mail that provides for monthly payments of the amounts already accrued. In December 2006 we settled the amended complaint and agreed to issue $50,000 worth of the Company’s common stock. The Company recorded stock compensation expense as of December 31, 2006 in this amount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cicero Inc, formerly known as Level 8 Systems Inc, is a provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with our Cicero® software product. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes. The Company also provides email encryption products that address information and security compliance from the individual to the enterprise.

In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000. Cicero Inc. offers services around our integration and encryption software products.

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risk and uncertainties include, among others, the following:

•	There is substantial doubt as to whether we can continue as a going concern;

•	We have a history of losses and expect that we will continue to experience losses at least through mid 2007;

•	We develop new and unproven technology and products;

•	We depend on an unproven strategy for ongoing revenue;

•	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

•
The so-called “penny stock rule” could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline;

•	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

•	Loss of key personnel associated with Cicero® development could adversely affect our business;

•	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero®;

•	Our ability to compete may be subject to factors outside our control;

•	The markets for our products are characterized by rapidly changing technologies, evolving industry standards, and frequent new product introductions;

•	We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects;

•	We may be unable to enforce or defend our ownership and use of proprietary and licensed technology;

•	Our business may be adversely impacted if we do not provide professional services to implement our solutions;
•	Because our software could interfere with the operations of customers, we may be subject to potential product liability and warranty claims by these customers;

•	We have not paid any cash dividends on our common stock and it is likely that no cash dividends will be paid in the future; and

•	Provisions of our charter and bylaws and Delaware law could deter takeover attempts.

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

The Company's results of operations include the operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$231	$1	$232	$279	$2	$281
Total cost of revenue	167	--	167	206	--	206
Gross margin	64	1	65	73	2	75
Total operating expenses	507	26	533	444	22	466
Segment profitability (loss)	$(443)	$(25)	$(468)	$(371)	$(20)	$(391)

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006.

Total Revenues. Total revenues decreased $49,000, or 17.4%, from $281,000 to $232,000, for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. This decrease is due to the lack of software license revenue for the first quarter of 2007 offset by an increase in consulting revenue for the same period.

Total Cost of Revenue. Total cost of revenue decreased $39,000, or 18.9%, from $206,000 to $167,000, for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. The decrease is attributable to an overall reduction in headcount for support personnel as well as our professional service personnel.

Total Gross Margin. Gross margin was $65,000, or 28%, for the three months ended March 31, 2007 as compared to the gross margin of $75,000, or 26.7% for the three months ended March 31, 2006. The decrease in gross margin is due to the reduction of software license revenue for the quarter ended March 31, 2007.

Total Operating Expenses. Total operating expenses increased $68,000, or 14.6% from $465,000 to $533,000 for the three months ended March 31, 2007, as compared with the three months ended March 31, 2006. The increase in total operating expenses is attributable to an increase in General and Administrative expenses associated with the recapitalization of the Company during the last quarter of year ended 2006 and the first quarter of 2007 and an increase in sales and marketing costs as the Company has added additional direct sales staff during the period.

Segments. Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments: Desktop Integration segment and Messaging and Application Engineering segment.

Desktop Integration Segment.
Total Revenues. Total Desktop Integration System revenue decreased approximately $48,000, or 17.2% from $279,000 to $231,000 for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The decrease in revenues is attributable to the lack of software license revenue for Cicero® in the quarter offset by an increase in consulting service revenues in the quarter.

Total Cost of Revenues. Total Desktop Integration System cost of revenue decreased approximately $39,000, or 18.9% from $206,000 to $167,000 for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. The primary costs of revenues are royalty payments based on a percentage of software sales, personnel costs and related overhead for maintenance revenue, and personnel costs and related overhead, and travel expenses associated with the generation of service revenue. The overall decline in cost of revenues reflects a reduction in personnel to handle support and consulting services.

Gross Margin (loss). Gross margin decreased approximately $9,000, or 12.3% from a margin of $72,000 to $64,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2007.

Total Operating Expenses. Total operating expenses increased $63,000, or 14.2% from $444,000 to $507,000 for the three months ended March 31, 2006 as compared with the three months ended March 31, 2007. The increase in total operating expenses is attributable to an increase in General and Administrative expenses associated with the recapitalization of the company during the last quarter of year ended 2006 and the first quarter of 2007 and an increase in sales and marketing costs as the Company has added additional direct sales staff during the period.

Messaging and Application Engineering Segment.
Total Revenues. Total Messaging and Application Engineering revenue decreased approximately $1,000 or 50% from $2,000 to $1,000 for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. The decrease in total Messaging and Application Engineering revenue was not significant.

Total Cost of Revenues. Messaging and Application Engineering did not incur cost of revenues for the three months ended March 31, 2007 or for the three months ended March 31, 2006.

Gross Margin (loss). Gross margin decreased from $2,000 to $1,000 for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

Total Operating Expenses. Total operating expenses increased $4,000, or 18.2% from $22,000 to $26,000 for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets. Segment profitability (loss) for the three months ended

March 31, 2007 was approximately ($468,000) as compared to ($391,000) for the same period of the previous year. The increase in the loss before income taxes, interest and other income and expense, and gain or loss on sale of assets is primarily attributable to the decline in software license revenues during the period as well as increases in sales and marketing expenses as the Company builds a direct sales team.

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

Software Products.
Software Product Revenue. The Company did not earn any software product revenue for the three months ended March 31, 2007 as compared to $107,000 for the three months ended March 31, 2006. The Desktop Integration segment accounted for approximately 99% of total software product revenue for the three months ended March 31, 2006. The Messaging and Application Engineering segment accounted for 1% of total software product revenues for the same period.

Software Product Gross Margins. The gross margin on software products for the three months ended March 31, 2006 was 96.3 % and reflects the accrual of royalty payments offset by revenues. Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue. Maintenance revenue for the three months ended March 31, 2007 increased by approximately $1,000, or 2.5%, from $40,000 to $41,000 as compared to three months ended March 31, 2006. The Desktop Integration segment accounted for approximately 98% of total maintenance revenue for the quarters ended March 31, 2007 and March 31, 2006.

Maintenance Gross Margin. Gross margin (loss) on maintenance products for the three months ended March 31, 2007 was (29.3%) compared with (85%) for the three months ended March 31, 2006. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the

Company’s software products and the reduction of gross margin (loss) is due to the reduction in headcount and associated costs.

Services.
Services Revenue. Service revenue increased $57,000, or 42.5%, from $134,000 to $191,000 for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. The increase in service revenues is a result of integration services purchased by a customer relating to Cicero® software. 100% of services revenues are directly related to the Desktop Integration Segment. Revenues are expected to increase for the Desktop Integration segment as the Cicero® product gains acceptance. The Messaging and Application Engineering segment service revenues should continue to be insignificant as the majority of the relevant products are commercial off-the-shelf applications and therefore do not require any significant service labor to install.

Services Gross Margin. Services gross margin was 40.3% for the three months ended March 31, 2007 compared with gross margin of 4.5% for the three months ended March 31, 2006. The increase in gross margin was primarily attributable to the increase in service billings noted above.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2007 increased by approximately $41,000, or 42.7%, from $96,000 to $137,000 as compared with the three months ended March 31, 2006. The Company has added two direct sales representatives during the quarter.

All sales and marketing expense are related to the Desktop Integration segment.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $9,000, or 6.1%, from $147,000 to $138,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The decrease in costs for the quarter reflects a general reduction in overheads associated with our research and development efforts.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina. General and administrative expenses for the three months ended March 31, 2007 increased by approximately $35,000, or 15.7%, over the same period in the prior year and is primarily attributable to an increase in costs in the finance area due to employee turnover and costs associated with the issuance of the Company’s common and preferred stock as part of the plan of recapitalization

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2007 or 2006. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $418,000 at March 31, 2007 from $310,000 at December 31, 2006.
The Company generated $108,000 of cash for the three months ended March 31, 2007.

Net cash used by Operating Activities. Cash used by operations for the three months ended March 31, 2007 was $385,000 of cash compared with $481,000 used by operations for the three months ended March 31, 2006. Cash used for the three months ended March 31, 2007 was primarily comprised of the loss from operations of approximately $529,000, increase in prepaid expenses of approximately $36,000, and the decrease of approximately $48,000 in accounts payable and accrued expenses from vendors for services rendered. These cash outlays were offset by non-cash charges for depreciation and amortization of approximately $2,000 and reductions in accounts receivable and discontinued operations of $1,000 each. In addition, the Company’s cash increased by approximately $224,000 from an increase in deferred revenues from maintenance contracts.

Net cash used for Investing Activities The Company bought $6,000 worth of equipment for the quarter ended March 31, 2007.

Net cash provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2007 was approximately $500,000 as compared with approximately $482,000 for the three months ended March 31, 2006. Cash provided from financing activities for the three months ended March 31, 2007 was comprised primarily of sales of the Company’s common stock.

Liquidity

The Company funded its cash needs during the quarter ended March 31, 2007 with cash on hand from December 31, 2007. In February 2007, the Company completed a private sale of shares of its common stock to a group of investors, two of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 3,723,008 shares of its common stock for $0.1343 per share for a total of $500,000. Participating in this consortium were Mr. Mark Landis, who is the Company’s Chairman and Mr. Bruce Miller, who is a Board member. Mr. Landis acquired 74,460 shares for a $10,000 investment and Mr. Miller acquired 148,920 shares for a $20,000 investment.

The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.36% as of March 31, 2007), which is payable quarterly. There are no financial covenants. In November 2006, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to October 31, 2007. In consideration for the extension of the guaranty, the Company issued 60,000 shares of its common.

From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi. As of March 31, 2007, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

The Company has incurred losses of approximately $2,997,000 and $3,681,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the three months ended March 31, 2007 the Company incurred an additional loss of approximately $529,000 and has a working capital deficiency of approximately $7,870,000. The Company’s future revenues are largely dependent on acceptance of a newly developed and marketed product - Cicero®. Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero® through increased marketing and leveraging its limited number of reference accounts. The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity. There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming the Company will generate revenues in the next twelve months at the annualized rate of revenue generated in the first three months of 2006, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $2,000,000 during the next twelve months to maintain planned operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Part II. Other Information

Item 1. Legal Proceedings

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was filed in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $93,000 and it matures in December 2007. At the maturity date of the note, the Company will be liable for additional payments totaling approximately $31,000 which we have recognized as a non-current liability.

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

In October 2005, Critical Mass Mail, Inc. filed a claim against us in the amount of $45,000 for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed a counter claim that Critical Mass Mail, Inc. failed to deliver certain assets and other documents under the same Asset Purchase Agreement. We had already reserved for the potential liability under this action as part of the asset purchase accounting in our financial statements. In February, 2006, Critical Mass Mail amended their complaint and is seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued pursuant to the Asset Purchase Agreement. In November 2006, we negotiated a settlement with Critical Mass Mail that provides for monthly payments of the amounts already accrued. In December 2006 we settled the amended complaint and agreed to issue $50,000 worth of the Company’s common stock. The Company recorded stock compensation expense as of December 31, 2006 in this amount.

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

Item 1A.  Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The risks described in the Company's Form 10-K are not the only risks facing the Company.  Additional risks that the Company presently does not know of or that the Company currently believes to be immaterial could also impair the Company's business or financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2007, the Company raised a total of $500,000 from a private sale of its common stock. Under the terms of the sale, the Company issued 3,723,008 shares of common stock to a consortium of investors. All proceeds were used for working capital purposes.

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

CICERO INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer
Date: May 15, 2007