Form 10-K/A
period 2006-12-31
CICERO INC
filed 2007-07-11
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
FORM 10-K/A

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

CICERO INC.
(Formerly Level 8 Systems, Inc.)
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Ka (“Amendment No.1”) hereby amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which Cicero Inc. (the “Company”) previously filed with the Securities and Exchange Commission on March 30, 2007 (“Original Filing’).  We are filing this Amendment No. 1 to update (a) the executive compensation disclosure, related party transactions and other related information requirements adopted in SEC Release 33-8732A (dated September 6, 2006) and Release 33-8765 (dated December 22, 2006).   The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained therein to reflect any events which occurred at a date subsequent to the date of the Original Filing.

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

We originally licensed the Cicero® technology and related patents on a worldwide basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch's rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. Merrill Lynch indemnifies us with regard to the rights granted to us by them. Consideration for the original Cicero® license we issued to Merrill Lynch consisted of 10,000 shares of our common stock. In consideration for the amendment, we issued an additional 2,500 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero® or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20 million. We have completely re-engineered the Cicero® software to provide increased functionality and much more powerful integration capabilities.

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

Plan of Recapitalization

In December 2006, the Company completed its Plan of Recapitalization which was approved by shareholders at a Special Shareholder Meeting held on November 16, 2006. The Plan provided the Company’s Board of Directors with discretionary authority to affect a reverse stock split ratio from 20:1 to 100:1 and on November 20, 2006, the Board of directors set that reverse stock ratio to be 100:1. In addition, the Company’s shareholders approved an amendment to change the name of the Company from Level 8 Systems, Inc. to Cicero Inc., to increase the authorized common stock of the Company from 85 million shares to 215 million shares and to convert existing preferred shares into a new Series A-1 preferred stock. Senior Reorganization Notes in the aggregate principal amount of $2,309,000, were cancelled and converted into 3,438,473 shares of common stock. Senior Reorganization Notes were issued pursuant to a Note and Warrant Offering in 2004 wherein warrant holders of the Company’s common stock were offered a one-time conversion of their existing warrants at a conversion price of $0.10 per share. Those warrant holders who elected to convert, tendered their conversion price in cash and received a Note Payable in exchange. In addition, holders of Senior Reorganization Notes were granted additional warrants to acquire the Company’s common stock. The Company also converted $3,915,000 of Convertible Bridge Notes into 30,508,448 shares of common stock. The Plan of Recapitalization also included an exchange of existing preferred shares into a new Series A-1 preferred shares for Cicero Inc. As part of that exchange and part of the plan of recapitalization, $992,000 of Convertible Promissory Notes were converted into 1,591 Series A-1 preferred shares and $1,061,000 of Series D preferred stock recorded as mezzanine financing was converted into 53 shares of Series A-1 preferred shares.

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

We originally licensed the Cicero® technology and related patents on a worldwide basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch's rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. Merrill Lynch indemnifies us with regard to the rights granted to us by them. Consideration for the original Cicero® license consisted of 10,000 shares of our common stock. In exchange for the amendment, we granted an additional 2,500 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero® or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20 million. We have completely re-engineered the Cicero® software to provide increased functionality and much more powerful integration capabilities.

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

The gross margin (loss) on software products was 96% for each of the years ended December 31, 2006 and 2005, and (1,773%), for the year ended December 31, 2004.  Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software, impairment of software product technology, and royalties to third parties, and to a lesser extent, production and distribution costs. All software costs have been fully amortized as of December 31, 2004. The Cicero® software technology and related patents was licensed by the Company on a worldwide basis from Merrill Lynch in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend the Company’s exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch’s rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. The Company is indemnified by Merrill Lynch with regard to the rights granted to Cicero® by them. In consideration for the original Cicero® license we issued to Merrill Lynch 10,000 shares of the Company’s common stock. In consideration for the amendment, the Company issued an additional 2,500 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement pursuant to which, the Company pays a royalty of 3% of the sales price for each sale of Cicero® software or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20,000,000.

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

The Company has a term loan in the principal amount of $1,971,000 from Bank Hapoalim bearing interest at LIBOR plus 1.5% (approximately 6.37% at December 31, 2006), which is payable quarterly.  There are no financial covenants and the term loan is guaranteed by Liraz Systems, Ltd., the Company’s former principal shareholder. In September 2004, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to November 3, 2005. Under the terms of the agreement with Liraz, the Company agreed to issue 39,420 shares of its common stock. In November 2005, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to November 15, 2006. Under the terms of the agreement with Liraz, the Company agreed to issue 24,000 shares of its common stock and granted a warrant to purchase an additional 36,000 shares of our common stock at an exercise price of $0.20 per share. Based upon fair market value at the time of issuance, the Company recognized $48,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2005. Because the warrants are contingently issuable upon an event outside the control of the Company (the proposed Plan of Recapitalization), the Company did not recognized any value to these warrants until the contingency is removed. In November 2006, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to October 31, 2007. Under the terms of the agreement with Liraz, the Company agreed to issue 60,000 shares of its common stock. Based upon fair market value at the time of issuance, the Company recognized $240,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2006. In addition, since the contingency surrounding the warrants granted in the prior years’ debt extension was removed, the Company also recognized $72,000 as the value of these warrants and as loan amortization costs in the Statement of Operations for the year ended December 31, 2006.

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

In April 2005, the Company borrowed $30,000 from a director of the Company pursuant to a convertible loan agreement. Under the term of this agreement, the loan bears interest at 1% per month and is convertible upon the option of the director into 4,285 shares of our common stock at a conversion price of $7.00 per share which was the fair market value of the Company’s stock at the time  the loan was made. As part of the Plan of Recapitalization, this debt together with all other convertible promissory notes totaling $992,000 was converted into 1,591 shares of preferred stock designated Series A-1.

In January 2004, the Company completed a common stock financing round wherein it raised $1,247,000 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 33,692 shares of common stock at a price of $37 per share. As part of the financing, the Company has also issued warrants to purchase 33,692 shares of the Company’s common stock at an exercise price of $37. The warrants expire three years from the date of grant. The shares issued and the conversion price reflected the fair market value of the Company’s stock on the date of the transaction.

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

Under the employment agreement between the Company and Mr. Pizi effective January 1, 2007, the Company will pay Mr. Pizi an annual base salary of $125,000, plus commissions for revenues brought to the Company.  Upon termination of Mr. Pizi's employment by the Company without cause, the Company has agreed to pay Mr. Pizi (a) a lump sum payment of one year of Mr. Pizi's then current base salary and all deferred but unpaid salaries and bonuses within thirty (30) days of termination, and (b) all then outstanding but unvested stock options shall vest one hundred percent (100%).

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2007, the Company will pay Mr. Broderick a base salary of $175,000 and performance bonuses in cash of up to $100,000 per annum based upon certain revenue goals and operating metrics as determined by the Compensation Committee of the Board of Directors of the Company. In addition, Mr. Broderick is eligible for additional bonuses should the targerted pretax income be exceeded by 150%. Upon termination of Mr. Broderick's employment by the Company without cause, the Company has agreed to provide Mr. Broderick with a lump sum payment of one year of Mr. Broderick’s then current base salary and payment of all deferred salaries and bonuses within thirty (30) days of termination. In addition, all then outstanding but unvested stock options shall vest one hundred percent (100%).

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

Item 9A.  Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), of the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective, at the reasonable assurance level, to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and principal financial officer, also conducted an evaluation of changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, the Company’s management determined that no changes were made to the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On January 10, 2006, Mr. Bruce Percelay was elected by the Board of Directors to serve as a member of the Board of Directors of Level 8 Systems, Inc.

On March 9, 2006, the Company reported the resignation of Mr. Fredric Mack from the Board of Directors.

On May 15, 2006, Mr. John W. Atherton was elected by the Board of Directors to serve as a member of the Board of Directors of Level 8 Systems, Inc.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	65	Director and Chairman
John Broderick	57	Director and Chief Executive Officer/Chief Financial Officer
Anthony C. Pizi	47	Director and Chief Information Officer
Mark Landis	65	Director
Bruce W. Hasenyager	65	Director
Jay R. Kingley	45	Director
Charles B. Porciello	71	Director
Bruce D. Miller	56	Director
Bruce A. Percelay	51	Director
John W. Atherton	64	Director

John L. Steffens
Director since May, 2007.

Mr. Steffens was appointed to our Board of Directors on May 16, 2007 and is the Founder and Managing Director of Spring Mountain Capital, L. P.  Prior to establishing Spring Mountain Capital, Mr. Steffens spent 38 years at Merrill Lynch & Co., where he held numerous senior management positions, including President of Merrill Lynch Consumer Markets, which was later named the Private Client Group, from July 1985 until April 1997, and both Vice Chairman of Merrill Lynch & Co., Inc. (the parent company) and Chairman of its U.S. Private Client Group from April 1997 until July 2001. Mr. Steffens was elected a member of the Board of Directors of Merrill Lynch & Co., Inc. in April 1986 and served on the board until July 2001. Mr. Steffens was Chairman of the Securities Industry Association during 1994 and 1995, and is currently a Trustee of the Committee for Economic Development. He is the National Chairman Emeritus of the Alliance for Aging Research and serves on the Board of Aozora Bank in Japan.  Mr. Steffens graduated from Dartmouth University in 1963 with a B.A. degree in Economics.  He also attended the Advanced Management Program of the Harvard Business School in 1979.

Mark Landis
Director since July 2005.

Mr. Mark Landis is the Senior Managing Member of the Security Growth Fund, a newly established private equity firm focused on the electronic security industry. Prior to joining the Security Growth Fund and since 2003, Mr. Landis was the Executive in Residence of The Jordan Company, a private equity firm based in New York. Mr. Landis retired from being President of the North American Security Division of Siemens Building Technologies, Inc. in July of 2003, having joined that company in 1988.  Mr. Landis earned his B.A. from Cornell University and his Juris Doctorate from the University of Pennsylvania.  Mr. Landis received his CPCU - Chartered Property and Casualty Underwriter from the American Institute for Property and Liability Underwriters.

Anthony C. Pizi
Director since August 2000.

Mr. Pizi has served as Chairman of the Board of Directors from December 1, 2000 until March 7, 2005 and from June 1, 2005 until July 22, 2005. Mr. Pizi currently is a director and Chief Information Officer.  He served as Chief Executive Officer and Chief Technology Officer from February 1, 2001 to July 22, 2005. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group.  Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his B.S. in Engineering from West Virginia University.

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

Charles B. Porciello
Director since June 2005.

Mr. Porciello has been a director since June 6, 2005.  Since 2003, Mr. Porciello is the Chief Executive Officer of Pilar Services, Inc. From 2001 until 2003, he served as Chief Operating Officer of Enterprise Integration Corporation, a minority-owned IT services company.  Prior to that Mr. Porciello worked for various IT companies, developing and facilitating in their growth.   Mr. Porciello retired from the U.S. Air Force in 1982 after serving his country for twenty five years. Mr. Porciello graduated from the U.S. Military Academy with a B.S. in Engineering and received his Masters Degree in Management from the University of Nebraska.

Bruce D. Miller
Director since July 2005.

Mr. Bruce D. Miller has been a General Partner of Delphi Partners, Ltd. a privately-owned investment partnership since 1989.  He is the treasurer and a director of American Season Corporation.  Mr. Miller is a board member of Cape Air/Nantucket Airlines, Inc.  Mr. Miller is a trustee of the Egan Maritime Foundation and is involved in other non-profit activities.  Mr. Miller received his B.S. in Finance from Lehigh University and subsequently earned an M.B.A. from Lehigh.

Bruce A. Percelay
Director since January 2006.

Mr. Percelay has been a director since January 10, 2006.  Mr. Percelay is the Founder and Chairman of the Mount Vernon Company, a real estate investment company specializing in the acquisition and renovation of multi-family and commercial properties in Greater Boston Communities. Since 2000, Mr. Percelay has been President of the Board of Habitat for Humanity in Greater Boston.  Mr. Percelay is currently Chairman of the Board of Make-A-Wish Foundation of Greater Boston and Eastern Massachusetts.  Since 2002, Mr. Percelay has been a Board Member of the Nantucket Historic Association. Mr. Percelay received his B.S. from Boston University School of Management, and a B.A. in Business and Economics from City of London Polytechnic, Special Studies in Economics.

John P. Broderick
Director since July 2005.

Mr. Broderick is currently the Chief Executive Officer and Chief Financial Officer of the Company and is also a director. Mr. Broderick has served as the Chief Operating Officer of the Company since June 2002, as the Chief Financial Officer of the Company since April 2001, and as Corporate Secretary since August 2001. Prior to joining our Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as Chief Financial Officer and Senior Vice President of North American Operations for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer.  Mr. Broderick received his B.S. in accounting from Villanova University.

John W. Atherton

Director since May 2006.

Mr. Atherton has been a director since May 12, 2006. Since 2005, Mr. Atherton has been the Vice President and Chief Financial Officer of CityFed Financial, a publicly held financial holding company, based in Nantucket, Massachusetts. He served as Chairman of CityFed Financial from 1991 until 2005. Mr. Atherton received his B.A. degree from Wesleyan University (Middletown, Connecticut) and an M.B.A. with Distinction from Babson College (Wellesley, Massachusetts).

Board Meetings

The Board met sixteen (16) times during the year ended December 31, 2006.  The standing committees of the Board include the Compensation Committee, the Audit Committee and the Nominating Committee. Stockholders are encouraged to communicate with Board members via our investor relations department, and such communications are either responded to immediately or referred to our chief executive officer for a response. During fiscal 2006, each of the incumbent directors, during his period of service, attended at least 75% of the total number of meetings held by the Board.

Corporate Governance Guidelines

Our Board has long believed that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. Our common stock is currently quoted on the OTC Bulletin Board. The OTC Bulletin Board currently does not have any corporate governance rules similar to the NASDAQ Stock Market, Inc. or any other national securities exchange or national securities association. However, our Board believes that the corporate governance rules of NASDAQ  represent good governance standards and, accordingly, during the past year, our Board has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002, the new rules and regulations of the Securities and Exchange Commission and the new listing standards of NASDAQ and it has implemented certain of the foregoing rules and listing standards during this past fiscal year.

Director Compensation

In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 120 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. In January 2002, the board of directors approved an amendment to the Outside Director Stock Incentive Plan to provide an increase in the number of options to be granted to outside directors to 240.  These options vest over a three-year period in equal increments upon the eligible director’s election to the Board, with the initial increment vesting on the date of grant.  The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common stock in lieu of cash, subject to approval by the board of directors. In addition, the plan permits the board of directors to grant discretionary awards to eligible directors under the plan.  None of the Company’s directors received additional monetary compensation for serving on the Board of Directors of the Company in 2006.

In October 2002, the board of directors approved an amendment to the stock incentive plan for all non-management directors. Under the amendment, each non-management director will receive 1,000 options to purchase common stock of the Company at the fair market value of the common stock on the date of grant. These shares will vest in three equal increments with the initial increment vesting on the date of grant. The option grant contains an acceleration of vesting provision should the Company incur a change in control. A change in control is defined as a merger or consolidation of the Company with or into another unaffiliated entity, or the merger of an unaffiliated entity into the Company or another subsidiary thereof with the effect that immediately after such transaction the stockholders of the Company immediately prior to the transaction hold less than fifty percent (50%) of the total voting power of all securities generally entitled to vote in the election of directors, managers or trustees of the entity surviving such merger or consolidation.  Under the amendment, there will be no additional compensation awarded for committee participation.  The shares allocated to the Board of Directors were issued out of the Level 8 Systems, Inc. 1997 Employee Stock Plan

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2006. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Compensation Committee Membership and Organization

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. It’s duties include:

•	Setting the total compensation of our Chief Executive Officer and evaluating his performance based on corporate goals and objectives;

•	Reviewing and approving the Chief executives Officer’s decisions relevant to the total compensation of the Company’s other executive officer;

•	Making recommendations to the Board of Directors with respect to equity-based plans in order to allow us to attract and retain qualified personnel; and

•	Reviewing director compensation levels and practices, and recommending, from time to time, changes in such compensation levels and practices of the Board of Directors.

The members of the Compensation Committee are Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the Chief Executive Office of Pilar Services Inc., a reseller partner.  We have recognized approximately $100,000 in revenues with Pilar Services Inc. during 2006.  There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

General Compensation Philosophy

As a growing technology company, we operate in an extremely competitive and rapidly changing industry. We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long term value of our company. The Compensation Committee’s philosophy and objectives in setting compensation policies for executive officers are to align pay with performance, while at the same time providing fair, reasonable and competitive compensation that will allow us to retain and attract superior executive talent. The Compensation Committee strongly believes that executive compensation should align executives’ interests with those of shareholders by rewarding achievement of specific annual, long-term and strategic goals by the Company, with an ultimate objective of providing long-term stockholder value. The specific goals that our current executive compensation program rewards are focused primarily on revenue growth and profitability. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executive officers should include a mix of both cash and equity based compensation that reward performance as measured against established goals. As a result, the principal elements of our executive compensation are base salary, non-equity incentive plan compensation, long-term equity incentives generally in the form of stock options and/or restricted stock and post-termination severance and acceleration of stock option vesting upon termination and/or a change in control.

Our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives long-term interests with those of our shareholders. The decision on the total compensation for our executive officers is based primarily on an assessment of each individual’s performance and the potential to enhance long-term stockholder value. Often, judgment is utilized in lieu of total reliance upon rigid guidelines or formulas in determining the amount and mix of compensation for each executive officer. Factors affecting such judgment include performance compared to strategic goals established for the individual and the Company at the beginning of the year, the nature and scope of the executive’s responsibilities and effectiveness in leading initiatives to achieve corporate goals.

Role of Chief Executive Officer in Compensation Decisions

The Compensation Committee of our Board of Directors determines the base salary (and any bonus and equity-based compensation) for each executive officer annually. John Broderick, our Chief Executive Officer, confers with members of the Compensation Committee, and makes recommendations, regarding the compensation of all executive officers other than himself. He does not participate in the Compensation Committee's deliberations regarding his own compensation. In determining the compensation of our executive officers, the Compensation Committee does not engage in any benchmarking of total compensation or any material element of compensation.

Components of Executive Compensation

The compensation program for our Named Executive Officers consists of:

•	Base salary;
•	Non-equity incentive plan compensation;
•	Long-term incentive compensation; and
•	Other benefits

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2007.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our chief executive officer incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. Our other executive officer’s non-equity incentive plan is based upon revenues generated through his individual business development activities and subject to final approval by our chief executive officer. We believe that these metrics also correlate to stockholder value and individual performance. None of our executives have achieved a non-equity incentive bonus in either of the past two years.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $100,000 for achieving targeted pre tax income for fiscal 2007. In addition, Mr. Broderick is eligible for additional bonuses should the targeted pre tax income be exceeded by 150%.

Our Chief Information Officer, Mr. Pizi, is eligible for non-equity incentive plan compensation that is tired directly to revenues from business development activities. Mr. Pizi is eligible to earn commissions on any license and service revenues from customer contracts that he has developed.

Long-Term Equity Incentive Awards

The Company presently  has one equity-based compensation plan, entitled Level 8 Systems, Inc. 1997 Employee Stock Option Plan which is stockholder approved. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 1997 Plan, 109,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at December 31, 2006, 37,830 shares were available for future option grants and awards.

To date, awards have been solely in the form of non-qualified stock options granted under the Plans. The Compensation Committee grant these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

During fiscal 2007, the Company will create a new Cicero Employee Stock Option Plan and seek shareholder  approval through a proxy filing. Once a new Cicero Employment Stock Option Plan is approved by our Board of Directors, the Company has agreed to issue Mr. Broderick a stock option grant equal to 1.35% of the fully diluted shares of the Company at the fair market value on the date of grant. The Company has also agreed to grant Mr. Pizi a stock option grant equal to 0.9% of the fully diluted shares of the Company at the fair market value on the date of grant. Vesting of both grants will be over 2 years with one third being vested immediately upon the date of grant and one third on each of the next two anniversaries of the date of grant.

Coincidental with the grant of stock options to our named executives, the Company will also grant a restricted stock award to each named executive. Mr. Broderick will receive a restricted stock award equal to 1.35% of the fully diluted shares of the Company and Mr. Pizi will receive a restricted stock award equal to 0.9% of the fully diluted shares of the Company. The restricted stock award will vest upon the termination or resignation of the named executive or upon a change in control of the Company.

The anticipated grants to our named executives during fiscal 2007 reflect the absence of any grants since 2004. Our focus as a Company and for our Chief Executive Officer was to complete the Plan of Recapitalization that was approved by shareholders in November 2006 and effective with our filing our Amended and Restated Certificate with the State of Delaware in January 2007. The 2007 grant is intended to satisfy three fiscal years of equity incentive awards and to bring our named executive ownership in the Company up to competitive levels.

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. No grants have been made in either of the past two fiscal years and the Compensation Committee anticipates that additional grants to non named executives will be made upon approval of the 2007 Cicero Employee Stock Option Plan. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.

We account for equity compensation paid to all of our employees under the rules of SFAS No. 123(R), which requires us to estimate and record compensation expense over the service period of the award. All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the date of grant. Generally, the granting of a non-qualified stock option to our executive officers is not a taxable event to those employees, provided, however, that the exercise of such stock would result in taxable income to the optionee equal to the difference between the fair market value of the stock on the exercise date and the exercise price paid for such stock. Similarly, a restricted stock award subject to a vesting requirement is also not taxable to our executive officers unless such individual makes an election under section 83(b) of the Internal Revenue Code of 1986, as amended. In the absence of a section 83(b) election, the value of the restricted stock award becomes taxable to the recipient as the restriction lapses.

Other Benefits

Our executive officers participate in benefit programs that are substantially the same as all other eligible employees of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Submitted by the Compensation Committee of the Board

Jay Kingley
Charles Porciello

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2006.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Option Awards (2)	Non- Equity Incentive Plan Compensation (3)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
Anthony C. Pizi Chief Information Officer	2006	$150,000	--	---	--	--	$1,037	$151,037
John P. Broderick Chief Executive Officer/Chief Financial Officer, Corporate Secretary	2006	$150,000	--	--	--	--	$4,973	$154,973

(1)	The Company did not issue any stock awards to named executive officers in the fiscal year ending December 31, 2006.

(2)	The Company did not issue any option awards to named executive officers in the fiscal year ending December 31, 2006.

(3)	None of the named executives earned non-equity incentive compensation in the fiscal year ended December 31, 2006.

(4)	The Company had no nonqualified deferred compensation arrangements with named executive officers in the fiscal year ending December 31, 2006.

(5)	Other compensation includes the Company’s portion of major medical insurance premiums and long term disability premiums for named executives during fiscal year ended December 31, 2006.

Grants of Plan Based Awards

The Company did not award any grants of stock options to the Named Executives during fiscal 2006.  The Company did not award any stock appreciation rights (“SARs”) during fiscal 2006.

The following table presents the number and values of exercisable options as of December 31, 2006 by the Named Executives.

Outstanding Equity Awards at December 31, 2006
				Number of Securities Underlying Unexercised Options at December 31, 2006
Name	Number of Securities underlying Unexercised Options # Exercisable (Vested)		Number of Securities underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Exercise price ($)
Anthony C. Pizi	3,000	(1)	--	$612.50	01/02/2011
	1,000	(2)	--	$581.00	03/06/2011
	1,000	(3)	--	$174.00	12/03/2011
	1,636	(4)	--	$150.00	02/25/2012
	3,364	(5)	--	$53.00	11/25/2012
	5,000	(6)	--	$31.00	02/18/2014
John P. Broderick	500	(7)	--	$400.00	05/17/2011
	250	(8)	--	$175.00	09/25/2011
	909	(3)	--	$174.00	12/03/2011
	1,000	(9)	--	$39.00	07/08/2012
	4,950	(10)	--	$26.00	04/24/2013
	5,000	(6)	--	$31.00	02/18/2014

(1)	These options were granted on January 2, 2001. This stock option vested and became exercisable in four equal installments with the first installment vesting on January 2, 2002.

(2)	These options were granted on March 6, 2001. This stock option vested and became exercisable in four equal installments with the first installment vesting on March 6, 2002.

(3)	These options were granted on December 3, 2001. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on December 3, 2001.

(4)	These options were granted on February 5, 2002. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on February 5, 2002.

(5)	These options were granted on November 25, 2002. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on November 25, 2002.

(6)	These options were granted on February 18, 2004. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on February 18, 2004.

(7)	These options were granted on May 17, 2001. This stock option vested and became exercisable in four equal installments with the first installment vesting on May 17, 2002.

(8)	These options were granted on September 25, 2001. This stock option vested and became exercisable in four equal annual installments with the first installment vesting on September 25, 2002.

(9)	These options were granted on July 8, 2002. . This stock option vested and became exercisable in three equal annual installments with the first installment vesting on July 8, 2002.

(10)	These options were granted on April 24, 2003. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on April 24, 2003.

Options Exercised and Stock Vested

None of the named executives exercised any options during the year ended December 31, 2006. All of Mr. Pizi’s and all of Mr. Broderick’s outstanding options are fully vested.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between us and Mr. Pizi effective January 1, 2007, we agreed to pay Mr. Pizi an annual base salary of $125,000 and performance incentives in cash based upon new business developed during the year. Upon termination of Mr. Pizi’s employment by the Company without cause, we agreed to pay Mr. Pizi a lump sum payment of one year of Mr. Pizi’s then current base salary within thirty (30) days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Pizi’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Pizi one years salary within 30 days of such notice of termination. Mr. Pizi will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement.  If Mr. Pizi’s employment is terminated for any reason, Mr. Pizi has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2007, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $300,000 per annum based upon certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to each named executive has been estimated in the table below. Since all options held by the named executives are out-of-the-money, and fully vested, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2004 and 2005 plus accrued but unpaid bonuses from 2003.

		Compensation
	Base Salary	Non-equity Compensation Plan	Unvested Option Shares Accelerated	Deferred Compensation	Continuation of Medical Benefits	Total Compensation and Benefits
Anthony Pizi
Death	$--	$--	$--	$217,435	$--	$217,435
Disability	--	--	--	217,435	--	217,435
Involuntary termination without cause	125,000	--	--	217,435	--	342,435
Change in Control	125,000	--	--	217,435	--	342,435
John P. Broderick
Death	$--	$--	$--	$175,000	$--	$175,000
Disability	--	--	--	175,000	--	175,000
Involuntary termination without cause	175,000	--	--	175,000	--	350,000
Change in Control	175,000	--	--	175,000	--	350,000

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

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

Transactions with Merrill Lynch

On January 3, 2002, the Company entered into a Purchase Agreement with MLBC, Inc., an affiliate of Merrill Lynch. Pursuant to the Purchase Agreement, the Company issued 2,500 shares of its common stock to MLBC and entered into a royalty sharing agreement for sales of Cicero®. Under the royalty sharing agreement, the Company is obligated to pay a royalty of 3% of the sales price for each sale of Cicero® or related maintenance services. The royalties are not payable in excess of $20 million. As consideration for the issuance of the shares and the royalty payments, Merrill Lynch has entered into an amendment to the Cicero® license agreement, which extends our exclusive worldwide marketing, sales, and development rights to Cicero® and granted us certain ownership rights in the Cicero® trademark. Pursuant to the Purchase Agreement, the Company also entered into a Registration Rights Agreement granting MLBC certain rights to have the shares of common stock it received under the Purchase Agreement registered under the Securities Act of 1933, as amended.

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

Borrowings and Commitments from Liraz

Liraz Systems Ltd. guarantees certain debt obligations of the Company. In November 2005, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, to extend the maturity date on the loan to October 30, 2006. Under the terms of the agreement with Liraz, the Company agreed to issue 24,000 shares of its common stock and granted a warrant to purchase an additional 36,000 shares of our common stock at an exercise price of $0.20 per share. Based upon fair market value at the time of issuance, the Company recognized $48,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2005. In November 2006, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, to extend the maturity date on the loan until October 31, 2007. Under the terms of the agreement with Liraz, the Company agreed to issue 60,000 shares of its common stock. Based upon the fair market value at the time of issuance, the Company recognized $240,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2006.

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

2005

During 2005, the Company issued 9,613 shares of common stock to vendors for outstanding liabilities valued at $103,000.

In November 2005, the Company issued 24,000 shares of common stock to a designated subsidiary of Liraz Systems Ltd. as compensation for extension of a bank debt guarantee valued at $48,000.

During 2005, the Company issued 9,564 shares of Level 8 Systems common stock upon conversion of 1,367 shares of Series D Convertible Redeemable Preferred Stock.

During 2005, 150 shares of Series C Convertible Redeemable Preferred Stock were converted into 3,947 shares of Level 8 Systems common stock.

2004

During 2004, the Company issued 6,009 shares of common stock to vendors for outstanding liabilities valued at $92,000. The Company also issued 4,667 shares of common stock to contractors for compensation valued at $47,000.

In January 2004, the Company acquired substantially all assets and certain liabilities of a federally certified encryption software company. The Company issued 20,270 shares of common stock valued at $750,000.

During 2004, the Company issued 40,920 shares of common stock to a designated subsidiary of Liraz Systems Ltd. as compensation for extension of a bank debt guarantee valued at $447,000.

In October 2004, 750 shares of Series D Convertible Redeemable Preferred Stock were redeemed in return for $775,000 as a condition of escrow in the event that a joint venture for the Asian market was not formed or operational by July 17, 2003. Such redemption was concluded in November 2004 and the escrowed proceeds, including $4,000 of interest, were distributed back to the holders of Series D Preferred Stock. During 2004, the Company issued 37,920 shares of Level 8 Systems common stock upon conversion of 1,213 shares of Series D Convertible Redeemable Preferred Stock.

During 2004, 179 shares of Series C Convertible Redeemable Preferred Stock were converted into 5,237 shares of Level 8 Systems common stock.

In May 2004, the Company issued 1,351 shares of common stock on conversion of a $50,000 convertible note.

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

NOTE 3.  ACQUISITIONS

In January 2004, the Company acquired substantially all of the assets and certain liabilities of Critical Mass Mail, Inc., d/b/a Ensuredmail, a federally certified encryption software company. Under the terms of the purchase agreement, the Company issued 20,270 shares of common stock at a price of $37. The total purchase price of the assets being acquired plus certain liabilities assumed was $750,000, and has been accounted for by the purchase method of accounting. The Company agreed to register the common stock for resale under the Securities Act of 1933, as amended.

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

In January 2004, the Company completed a common stock financing round wherein it raised $1,247,000 of capital from several new investors as well as certain investors of Critical Mass Mail, Inc. The Company sold 33,692 shares of common stock at a price of $37 per share. As part of the financing, the Company has also issued warrants to purchase 33,692 shares of the Company’s common stock at an exercise price of $37. The warrants expire three years from the date of grant. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

During 2005 and 2004, there were 456 shares of preferred stock converted into 13,511 shares of the Company's common stock and 4,686 shares of preferred stock converted into 70,375 shares of the Company’s common stock, respectively.  There were 1,571 shares of the Series A3 Preferred Stock and 30,000 shares of Series B3 Preferred Stock, 991 shares of Series C Preferred Stock, and 1,061 shares of  Series D Preferred Stock outstanding at December 31, 2005.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model. Warrants granted in 2006, 2005, and 2004 were valued using the following assumptions:

	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Expected Dividend	Fair Value of Common Stock

2002-2003 Financing Warrants	5	97%	2%	None	$40.00
Preferred Series C Warrants	5	117%	3%	None	$38.00
Preferred Series D-1 Warrants	5	117%	3%	None	$7.00
Preferred Series D-2 Warrants	5	102%	3%	None	$20.00
Private Placement - January 2004	3	101%	3%	None	$36.00
Early Adopter Warrants	4	104%	4%	None	$1.50

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

NOTE 14. RELATED PARTY INFORMATION

Liraz Systems Ltd., the Company’s former principal stockholder guarantees certain debt obligations of the Company. In November 2006, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until October 31, 2007. The Company issued 60,000 shares of common stock  to Liraz in exchange for this debt extension.  In November 2005, the Company and Liraz agreed to extend the guarantee and with the approval of the lender, agreed to extend the maturity of the debt obligation until October 30, 2006. The Company issued 24,000 shares of common stock and granted a warrant to purchase an additional 36,000 shares of our common stock at an exercise price of $0.2 per share to Liraz in exchange for this debt extension. In 2004, the Company and Liraz also agreed to extend the guarantee and maturity of the debt obligation until November 2005. The Company agreed to issue Liraz 39,420 shares of stock for that extension.

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

Senior Reorganization Notes.  From March 2004 to April 2005, directors and executive officers made the following loans to us for Senior Reorganization Notes:  Mr. Pizi held $423,333 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 5,716 shares of Cicero common stock at a purchase price of $0.20 per share.

Mr. Landis held $327,860 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 4,423 shares of Cicero common stock at an exercise price of $0.20 per share.

Mr. Mack held, together with his affiliates, $88,122 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 1,122 shares of Cicero common stock at a purchase price of $0.20 per share.

Mr. Miller held, together with his affiliates, $77,706 of Senior Reorganization Notes, which were converted into warrants to purchase an additional 1,145 shares of Cicero common stock at a purchase price of $0.20.

Mr. Atherton held, together with his affiliates, $20,000 of Senior Reorganization Notes which were converted into warrants to purchase an additional 2,898 shares of Cicero common stock at a purchase price of $0.20.

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