Form 10-Q
period 2007-06-30
CICERO INC
filed 2007-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

39,005,379 common shares, $.001 par value, were outstanding as of August 13, 2007.

CICERO Inc.

Part I.                      Financial Information
Item 1.  Financial Statements

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$181	$310
Assets of operations to be abandoned	76	80
Trade accounts receivable, net	134	170
Prepaid expenses and other current assets	65	22
Total current assets	456	582
Property and equipment, net	19	15
Total assets	$475	$597
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$2,913	$2,899
Accounts payable	2,329	2,360
Accrued expenses:
Salaries, wages, and related items	1,036	1,012
Other	1,867	1,732
Liabilities of operations to be abandoned	436	435
Deferred revenue	230	38
Total current liabilities	8,811	8,476
Non-current liabilities	1	33
Total liabilities	8,812	8,509
Stockholders' (deficit):
Preferred stock	--	--
Common stock	39	35
Additional paid-in capital	226,960	226,407
Accumulated deficit	(235,326)	(234,345)
Accumulated other comprehensive loss	(10)	(9)
Total stockholders' (deficit)	(8,337)	(7,912)
Total liabilities and stockholders' (deficit)	$475	$597

The accompanying notes are an integral part of the consolidated financial statements.

Page3

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Software	$--	$--	$--	$107
Maintenance	77	38	118	78
Services	239	282	430	416
Total operating revenue	316	320	548	601

Cost of revenue
Software	--	1	--	5
Maintenance	54	39	107	113
Services	102	166	216	294
Total cost of revenue	156	206	323	412

Gross margin	160	114	225	189

Operating expenses:
Sales and marketing	194	101	331	197
Research and product development	120	96	258	243
General and administrative	265	226	523	449
(Gain) on disposal of asset	--	--	--	(1)
Total operating expenses	579	423	1,112	888
Loss from operations	(419)	(309)	(887)	(699)

Other income (expense):
Interest expense	(60)	(198)	(122)	(380)
Other income/(expense)	27	(8)	28	(12)
Loss before provision for income taxes	(452)	(515)	(981)	(1,091)
Income tax provision	--	--	--	--

Net loss	$(452)	$(515)	$(981)	$(1,091)

Net loss per share applicable to common shareholders—basic and diluted	$(0.01)	$(1.07)	$(0.03)	$(2.27)

Weighted average common shares outstanding -- basic and diluted	38,978	480	32,633	480

The accompanying notes are an integral part of the consolidated financial statements.

Page4

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(981)	$(1,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	6
Changes in assets and liabilities, net of assets acquired andliabilities assumed:
Trade accounts receivable and related party receivables	36	(208)
Assets and liabilities – discontinued operations	5	10
Prepaid expenses and other assets	(43)	6
Accounts payable and accrued expenses	10	415
Deferred revenue	192	(11)
Net cash used in operating activities	(779)	(873)

Cash flows from investing activities:
Purchases of equipment	(6)	(7)

Cash flows from financing activities:
Proceeds from the issuance of common stock	500	--
Borrowings under credit facility, term loans, notes payable	180	950
Repayments of term loans, credit facility and notes payable	(23)	(55)
Net cash provided by financing activities	657	895
Effect of exchange rate changes on cash	(1)	(1)
Net increase (decrease) in cash and cash equivalents	(129)	14
Cash and cash equivalents:
Beginning of period	310	29
End of period	$181	$43

The accompanying notes are an integral part of the consolidated financial statements.

Page5

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(452)	$(515)	$(981)	$(1,091)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	--	(2)	(1)	(4)
Comprehensive loss	$(452)	$(517)	$(982)	$(1,095)

The accompanying notes are an integral part of the consolidated financial statements.

Page6

CICERO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and six months ending June 30, 2007 and 2006 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2006, filed with the SEC on July 11, 2007.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but it does not include all disclosures required for financial statements prepared in accordance with generally accepted accounting principles of the United States of America.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All of the Company's subsidiaries are wholly owned for the periods presented.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $2,997,000 and $3,681,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the six months ended June 30, 2007, the Company incurred a loss of $981,000 and had a working capital deficiency of $8,355,000. The Company’s future revenues are entirely dependent on acceptance of Cicero® software, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and continuing to enhance its Cicero®-related product line and pursuing customers that have expressed interest in the Cicero® software technology. The Company is experiencing difficulty in achieving sales and other revenue largely because of concerns about the viability of the Company. Cicero® software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero®’s integration occurs at the desktop without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® software through  marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Specifically, the Company has created a direct sales force and invested marketing dollars in webcasts, sales conferences, articles and direct advertisements. As discussed in Note 4, the Company completed a private placement of its common stock wherein it raised $500,000 of new capital during the first quarter of 2007.  The Company will need to raise additional capital

Page7

or enter into other strategic transactions to continue to fund operations and also expects that current pipeline opportunities will generate  revenues and will reduce its operating losses in future periods. There can be no assurance that management’s plan will be executed as anticipated.

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

Stock-Based Compensation

During 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006.  Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123.  The Company did not grant options during the first half of 2007 nor during the year ended 2006; therefore there were no diluted earnings per common share due to the adoption of SFAS No. 123R.

The following table sets forth certain information as of June 30, 2007, about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s Stock-Based Compensation Plans.

Shares
Outstanding on January 1, 2007	45,315
Granted	--
Exercised	--
Forfeited	--
Outstanding on June 30, 2007	45,315

Weighted average exercise price of outstanding options	$120.16
Shares available for future grants on June 30, 2007	4,537,830

Page8

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109”.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of this new standard does not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued the Staff Accounting Bulletin 108 (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements.  SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company has adopted SAB 108 effective as of December 31, 2006.  The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

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

In December 2004, the FASB issued SFAS 123 (Revised) and Share-Based Payment (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, “Accounting for Stock-based Compensation”, as amended by SFAS 148, “Accounting for Stock-based Compensation—Transition and Disclosure” (SFAS 148), and supersedes “Accounting Principles Board No. 25, Accounting for Stock Issued to Employees”. The new statement requires companies to recognize expenses for stock-based compensation in the statement of income and

Page9

was adopted by the Company on July 1, 2006. No stock options were issued by the Company since adoption of this statement.

NOTE 3.   SHORT-TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following:

(dollars in thousands)	June 30, 2007	December 31, 2006
Term loan (a)	$1,971	$1,971
Note payable; related party (b)	159	9
Notes payable (c)	783	919
	$2,913	$2,899

(a)
The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.35% on June 30, 2007).  Interest is payable quarterly.  There are no financial covenants and the term loan is guaranteed by Liraz Systems Ltd., the Company’s former principal shareholder.  The loan matures on October 31, 2007.

(b)
From time to time the Company entered into promissory notes with the Company's Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% annum.  As of June 30, 2007, the Company is indebted to Mr. Pizi in the amount of $9,000.  In June 2007, the Company entered into a short-term promissory note with interest at 6% per annum with Mr. John L. (Launny) Steffens, the Company’s Chairman of the Board, in the amount of $150,000.

(c)
The Company does not have a revolving credit facility and from time to time has issued a series of short-term promissory notes to private lenders, which provide for short-term borrowings both unsecured and secured by accounts receivable.  In addition, the Company has settled certain litigation and agreed to issue a series of promissory notes to support its obligations in the aggregate principal amount of $192,000. The notes bear interest between 10% and 12% per annum.

NOTE 4.   STOCKHOLDERS’ EQUITY

In February 2007, the Company completed a private sale of shares of its common stock to a group of investors, three of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 3,723,008 shares of its common stock for $0.1343 per share for a total of $500,000. Participating in this consortium were Mr. Mark Landis, the Company’s former Chairman and Mr. Bruce Miller, who is a Board member. Mr. Landis acquired 74,460 shares for a $10,000 investment and Mr. Miller acquired 148,920 shares for a $20,000 investment.  In May 2007, Mr. John L. (Launny) Steffens was elected Chairman of the Board of Directors.  Prior to his election, Mr. Steffens had participated in the private sale of shares acquiring 1,006,379 shares for an investment of $135,157.

In December 2006, the Company completed its Plan of Recapitalization, approved by its stockholders at a Special Stockholders Meeting held on November 16, 2006. Results of the Plan included a reverse stock split at a ratio of 100:1; change of the Company’s name from Level 8 Systems, Inc. to Cicero Inc.; increased the authorized common stock of the Company from 85 million shares to 215 million shares;  converted existing preferred shares into a new Series A-1 Preferred Stock; converted and cancelled senior reorganization debt in the aggregate principal amount of $2.3 million into 3,438,473 shares of common stock; converted the aggregate principal amount of $3.9 million of convertible bridge notes into 30,508,448 shares of common stock; converted each share of Series A3 Preferred Stock into 4.489 shares of Series A-1 Preferred Stock; converted each share of Series B3 Preferred Stock into 75 shares of Series A-1 Preferred Stock; converted each share of Series C Preferred Stock into 39.64 shares of Series A-1 Preferred Stock; converted an aggregate principal amount of $1.1 million of Series D Preferred Stock, recorded as mezzanine financing, into 53 shares of Preferred Stock; and converted an aggregate principal amount of $1 million of convertible promissory notes into 1,591 shares of Series A-1 Preferred Stock.  As of June 30, 2007 the Company had 1,688 shares of Series A-1 Preferred Stock outstanding.

Page10

NOTE 5.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards  No.  109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first six months of fiscal year 2007 or 2006.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE6.   LOSS PER SHARE

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

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	June 30,
	2007	2006
Stock options, common share equivalent	45,315	50,753
Warrants, common share equivalent	302,172	193,761
Preferred stock, common share equivalent	1,688,287	85,046
	2,035,774	329,560

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

Page11

The table below presents information about reported segments for the three and six months ended June 30, 2007 and 2006 (in thousands):
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$315	$1	$316	$318	$2	$320
Total cost of revenue	156	--	156	206	--	206
Gross margin	159	1	160	112	2	114
Total operating expenses	552	27	579	400	23	423
Segment profitability (loss)	$(393)	$(26)	$(419)	$(288)	$(21)	$(309)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$546	$2	$548	$596	$5	$601
Total cost of revenue	323	--	323	412	--	412
Gross margin (loss)	223	2	225	184	5	189
Total operating expenses	1,060	52	1,112	844	45	889
Segment profitability (loss)	$(837)	$(50)	$(887)	$(660)	$(40)	$(700)

A reconciliation of total segment operating expenses to total operating expenses for the three and six months ended June 30 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total segment operating expenses	$579	$423	$1,112	$889
(Gain) on disposal of asset	--	--	--	(1)
Total operating expenses	$579	$423	$1,112	$888

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the three and six months ended June 30 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total segment profitability (loss)	$(419)	$(309)	$(887)	$(700)
Gain on disposal of asset	--	--	--	1
Interest and other income/(expense), net	(33)	(206)	(94)	(392)
Total loss before income taxes	$(452)	$(515)	$(981)	$(1,091)

The following table presents a summary of assets by segment (in thousands):

	June 30,
	2007	2006
Desktop Integration	$19	$11
Messaging and Application Engineering	--	--
Total assets	$19	$11

Page12

NOTE 8.   CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was filed in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $62,000 and it matures in December 2007.  At the maturity date of the note, the Company will be liable for additional payments totaling approximately $31,000 which we have recognized as a current liability.

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

In October 2005, Critical Mass Mail, Inc. filed a claim against us in the amount of $45,000 for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed a counter-claim that Critical Mass Mail, Inc. failed to deliver certain assets and other documents under the same Asset Purchase Agreement. We had already reserved for the potential liability under this action as part of the asset purchase accounting in our financial statements. In February, 2006, Critical Mass Mail amended their complaint and is seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued pursuant to the Asset Purchase Agreement. In November 2006, we negotiated a settlement with Critical Mass Mail that provides for monthly payments of the amounts already accrued. In December 2006 we settled the amended complaint and agreed to issue $50,000 worth of the Company’s common stock. The Company recorded stock expense as of December 31, 2006 in this amount.

In June 2007, the Company filed a complaint in Superior Court of New Jersey against Computer Generated Solutions for a breach of contract under a Master Products and Services Agreement dated July 2006 wherein we sought damages of approximately $400,000. In July 2007, Computer Generated Solutions filed a counter claim against us for damages in the amount of $200,000. Although our legal counsel is unable to predict the outcome of this matter, we believe that the probability of an unfavorable outcome is remote based upon the facts as presented and accordingly, we have not reserved for this contingency.

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

NOTE 9.  SUBSEQUENT EVENTS

In August 2007, the Company entered into a short-term promissory note with interest at 6% per annum with Mr. John L. (Launny) Steffens, the Company’s Chairman of the Board, in the amount of $100,000.

Page13

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters.  A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

•	We had no software sales and only limited revenues which have been insufficient to cover operating expenses, therefore, there is substantial doubt as to whether we can continue as a going concern;

•	We have a history of losses and expect that we will continue to experience losses at least through 2007;

•	We require additional capital to fund our operations and funding may not be available or if available on terms that are acceptable;

•	We may sell additional securities from time to time that may result in subsequent dilution of our equity or impose covenants that we may find burdensome or difficult to meet;

•	We depend on an unproven strategy for ongoing revenue;

•	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

•	The “penny stock rule” makes it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline;

•	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

•	Loss of key personnel associated with Cicero® development could adversely affect our business;

•	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero®;

•	Our ability to compete may be subject to factors outside our control;

•	The markets for our products are characterized by rapidly changing technologies, evolving

Page14

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

The Company's results of operations include the operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and six months ended June 30, 2007 and 2006 (in thousands):
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$315	$1	$316	$318	$2	$320
Total cost of revenue	156	--	156	206	--	206
Gross margin	159	1	160	112	2	114
Total operating expenses	552	27	579	400	23	423
Segment profitability (loss)	$(393)	$(26)	$(419)	$(288)	$(21)	$(309)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$546	$2	$548	$596	$5	$601
Total cost of revenue	323	--	323	412	--	412
Gross margin (loss)	223	2	225	184	5	189
Total operating expenses	1,060	52	1,112	844	45	889
Segment profitability (loss)	$(837)	$(50)	$(887)	$(660)	$(40)	$(700)

Page15

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2006.

Total Revenues.  Total revenues decreased $4,000, or 1%, from $320,000 to $316,000, for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006. This decrease is due to a decline in consulting service revenues for the second quarter of 2007 offset by an increase in maintenance revenue for the same period.

Total Cost of Revenue.  Total cost of revenue decreased $50,000, or 24.3%, from $206,000 to $156,000, for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006. The decrease is attributable  to a decrease in personnel.

Gross Margin.  Gross margin was $160,000, or a gross margin percentage of 50.6%, for the three months ended June 30, 2007, as compared to the gross margin of $114,000, or a gross margin percentage of 35.6% for the three months ended June 30, 2006. The improvement in gross margin is due to the reduction in the cost of revenue as above.

Total Operating Expenses.  Total operating expenses increased $156,000, or 36.9%, from $423,000 to $579,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006.  The increase in total operating expenses is attributable to an increase in sales and marketing costs as the Company has created a direct sales force and implemented several marketing campaigns.  Research and development costs increased with the addition of a new employee and associated costs.

Segments.  Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments:  Desktop Integration segment and Messaging and Application Engineering segment.

Desktop Integration Segment.
Total Revenues.  Total Desktop Integration System revenue decreased approximately $3,000, or 0.9%, from $318,000 to $315,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006.  The decrease in revenue is primarily caused by a decline in consulting revenues offset by an increase in maintenance revenues.

Total Cost of Revenues.  Total Desktop Integration System cost of revenue decreased approximately $50,000 or 24.3% from $206,000 to $156,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006.  The primary costs of revenues is royalty payments based on a percentage of software sales, personnel costs and related overhead for maintenance revenue, and personnel costs and related overhead, and travel expenses associated with the generation of consulting service revenue. The overall decline in cost of revenues reflects a reduction in personnel to handle support and consulting services.

Gross Margin.  Gross margin increased from $112,000 to a margin of $159,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006. The improvement in gross margin is primarily attributable to the reduction in costs of revenues as described above.

Total Operating Expenses.  Total operating expenses increased $152,000, or 38% from $400,000 to $552,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006.  The increase in total operating expenses is attributable to an increase in sales and marketing expenses as the Company has created a direct sales force and established several marketing campaigns.  Research and development costs increased with the addition of a new employee and associated costs.

Messaging and Application Engineering Segment.
Total Revenues.  Total Messaging and Application Engineering revenue decreased approximately $1,000 or 50%, from $2,000 to $1,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006.  The decrease in total Messaging and Application Engineering revenue was not significant.

Page16

Total Cost of Revenues.  Messaging and Application Engineering did not incur cost of revenues for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006.

Gross Margin.  Gross margin decreased from $2,000 to $1,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006.

Total Operating Expenses.  Total operating expenses increased $4,000, or 17.4%, from $23,000 to $26,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets. Segment profitability (loss) for the three months ended June 30, 2007, was approximately ($419,000) as compared to ($309,000) for the same period of the previous year. The increase in the loss before income taxes, interest and other income and expense, and gain or loss on sale of assets is primarily attributable to increases in sales and marketing expenses.

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

Revenue.  The Company has three categories of revenue: software products, maintenance, and consulting services. Software products revenue is comprised primarily of fees from licensing the Company's proprietary software products. Maintenance revenue is comprised of fees for maintaining, supporting, and providing periodic upgrades to the Company's software products. Consulting services revenue is comprised of fees for consulting and training services related to the Company's software products.

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

Software Products.
Software Product Revenue.  The Company did not earn any software product revenue for the three months ended June 30, 2007 and 2006.

Software Product Gross Margins.  The gross margin on software products for the three months ended June 30, 2007 and 2006 was 0.0%.  Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Page17

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended June 30, 2007, increased by approximately $39,000, or 102.6%, from $38,000 to $77,000, as compared to the three months ended June 30, 2006.  The Desktop Integration segment accounted for approximately 98.7% of total maintenance revenue for the quarter ended June 30, 2007.

Maintenance Gross Margin.  Gross margin (loss) on maintenance products for the three months ended June 30, 2007, was 29.9% compared with (2.6)% for the three months ended June 30, 2006.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products and the reduction of gross margin (loss) is due to the reduction in headcount as well as the increase in maintenance revenues.

Services.
Services Revenue.  Service revenue decreased $43,000, or 15.2%, from $282,000 to $239,000 for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006. All of services revenues are directly related to the Desktop Integration Segment.  Revenues are expected to increase for the Desktop Integration segment as the Cicero® product gains acceptance and our existing customers extend additional consulting projects. The Messaging and Application Engineering segment service revenues should continue to be insignificant as the majority of the relevant products are commercial off-the-shelf applications and therefore do not require any significant service labor to install.

Services Gross Margin.  Services gross margin was 57.3% for the three months ended June 30, 2007, compared with gross margin of 41.1% for the three months ended June 30, 2006.  The increase in gross margin was primarily attributable to the reduction in costs through reduction in headcount.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for sales people, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2007, increased by approximately $93,000, or 92.1%, from $101,000 to $194,000 as compared with the three months ended June 30, 2006.  The Company has increased its direct sales force and added new marketing campaigns during the quarter.

All sales and marketing expense are related to the Desktop Integration segment.

Research and Development.   Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by approximately $24,000, or 25%, from $96,000 to $120,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The increase in costs for the quarter reflects a general increase in overheads associated with our research and development efforts.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina.  General and administrative expenses for the three months ended June 30, 2007 increased by approximately $39,000, or 16.5%, over the same period in the prior year and are primarily attributable to an increase in reserves for possible bad debts..

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the second quarter of 2007 or 2006. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Page18

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2006.

Total Revenues. For the six months ended June 30, 2007, total revenues decreased $53,000, or 8.8%, compared with the six months ended June 30, 2006. The overall decrease in revenues is the result of a decrease in software license revenues offset by an increase in maintenance revenues and an increase in consulting service revenues.

Total Gross Margin.  Gross margin was 41.1% for the six months ended June 30, 2007, as compared with a gross margin of 31.4% for the six months ended June 30, 2006.  The increase in the gross margin as a percentage of revenues is primarily due to a reduction in cost of professional services and associated overheads.

Desktop Integration Segment.

Total Revenues.  Total Desktop Integration System revenue decreased approximately $50,000, or 8.4%, from $596,000 to $546,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006.  The overall decline in revenues is caused by a lack of software license revenues in the six months ended June 30, 2007, offset by increases in maintenance and consulting service revenues.

Total Cost of Revenues.  Total Desktop Integration System cost of revenue decreased approximately $89,000, or 21.6%, from $412,000 to $323,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006.  The decrease in total Desktop Integration System cost of revenue is primarily attributable to a reduction in headcount and associated overheads.

Gross Margin (loss).  Gross margin increased $39,000 from a gross margin $184,000 to a margin of $223,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006.

Total Operating Expenses.  Total operating expenses increased $216,000, or 25.6% from $844,000 to $1,060,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006.  The increase in total operating expenses is attributable to an increase in General and Administrative expenses associated with the recapitalization of the Company during the last quarter of 2006 and the first quarter of 2007 and an increase in sales and marketing costs as the Company has added additional direct sales staff as well as increased its marketing campaigns.

Messaging and Application Engineering Segment.

Total Revenues.  Total Messaging and Application Engineering revenue decreased approximately $3,000 or 60% from $5,000 to $2,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006.  The decrease in total Messaging and Application Engineering revenue, while minor in total, reflects the Company’s limited success with its Ensuredmail product.

Total Cost of Revenues.  Total Messaging and Application Engineering cost of revenue is $0.

Gross Margin (loss).  Gross margin decreased from $5,000 to $2,000, or 60%, for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006.

Total Operating Expenses.  Total operating expenses increased $7,000, or 15.6%, from $45,000 to $52,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006.

Software Products.

Software Product Revenue.  Software product revenue decreased approximately $107,000, or 100%, from $107,000 to $0 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006. The Desktop Integration segment accounted for approximately 100% of total software product revenue for the six months ended June 30, 2006. The Messaging and Application Engineering segment

Page19

accounted for less than 1% of total software product revenues for the same period. The decrease in software product revenue is attributable no new licensing customers in 2007.

Software Product Gross Margin.  The gross margin on software products for the six months ended June 30, 2006 was 95%.  Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance

Maintenance Revenue.  Maintenance revenue increased by approximately $40,000, or 51.3%, from $78,000 to $118,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006. The increase in overall maintenance revenues is primarily due to the amortization of revenues resulting from a new maintenance contract with Merrill Lynch in January of 2007.

The Desktop Integration segment accounted for approximately 98% of total maintenance revenue for the six months ended June 30, 2007. The Messaging and Application Engineering segment accounted for approximately 2% of total maintenance revenues for the same period. The majority of the Desktop Integration maintenance as a percentage of the total is directly tied to the percentage composition of the revenue streams between the Desktop segment and the Messaging segment.

Maintenance Gross Margin.  Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. Gross margin on maintenance products for the six months ended June 30, 2007, was 9.3% compared with the gross margin loss of (44.8)% for the six months ended June 30, 2006. The increase in gross margin is attributable to the addition of a new maintenance contract with Merrill Lynch.

Services

Services Revenue.  Services revenue increased $14,000, or 3.4%, from $416,000 to $430,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006. The increase in service revenues is attributable to two in-process contracts with existing customers.

Services Gross Margin.  Services gross margin was 49.8% for the six months ended June 30, 2007, as compared with a gross margin of 29.3% for the six months ended June 30, 2006. The increase in gross margin for services was primarily attributable to the increase in service revenues in the period as well as the reduction of associated costs to provide those services.

Sales and Marketing.  Sales and marketing expenses for the six months ended June 30, 2007, increased by approximately $134,000 or 68%, from $197,000 to $331,000 as compared with the six months ended June 30, 2006. The increase in total operating expenses is attributable to an increase in sales and marketing as the Company has added additional direct sales staff as well as increased its marketing campaigns.

Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development.  Research and development expense increased by approximately $15,000 or 6.2%, from $243,000 to $258,000 in the six months ended June 30, 2007, as compared to the same period in 2006.  The increase in costs in 2007 reflects the addition in headcount by one employee, plus associated overheads.  Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Farmingdale, New Jersey and the remaining general and administrative staff is located in Cary, North Carolina.  General and

Page20

administrative expenses for the six months ended June 30, 2007, increased by approximately $74,000 or 16.5% over the same period in the prior year.  The increase in general and administration is primarily due to additional reserves for possible bad debts and the costs associated with the issuance of the Company’s common and preferred stock as part of the plan of recapitalization.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and second quarters of 2007 and 2006. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the six months ended June 30, 2007, was approximately ($887,000) as compared to ($700,000) for the same period of the previous year.  The increase in the loss before income taxes, interest and other income and expense, gain or loss on sale of assets and impairment charges is attributable to the increase in headcounts and related overheads as the Company has built a new sales team and established marketing campaigns.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $181,000 at June 30, 2007 from $310,000 at December 31, 2006. The Company utilized $129,000 of cash for the six months ended June 30, 2007.

Net cash used by Operating Activities.  Cash used by operations for the six months ended June 30, 2007, was $779,000 compared with $873,000 used by operations for the six months ended June 30, 2006.  Cash used for the six months ended June 30, 2007, was primarily comprised of the loss from operations of approximately $981,000 and an increase in prepaid expenses of approximately $43,000.  These cash outlays were offset by non-cash charges for depreciation and amortization of approximately $2,000 and reductions in assets and liabilities of discontinued operations of $5,000. In addition, the Company’s cash increased by approximately $192,000 from an increase in deferred revenues from maintenance contracts as well as an increase of approximately $10,000 in accounts payable and accrued expenses from vendors for services rendered.

Net cash used for Investing Activities.  The Company bought $6,000 of equipment for the six months ended June 30, 2007.

Net cash provided by Financing Activities.  Cash provided by financing activities for the six months ended June, 2007, was approximately $680,000 as compared with approximately $950,000 for the six months ended June 30, 2006.  Cash provided from financing activities for the six months ended June 30, 2007 was comprised primarily of sales of the Company’s common stock ($500,000) as well as net borrowings under credit facilities and short term debt of $157,000.

Page21

Liquidity

The Company funded its cash needs during the six months ended June 30, 2007 with cash on hand from December 31, 2006, from a private sale of common stock and from short term borrowings. In February 2007, the Company completed a private sale of shares of its common stock to a group of investors, three of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 3,723,008 shares of its common stock for $0.1343 per share for a total of $500,000. Participating in this offering were Mr. Mark Landis, who was the Company’s Chairman and Mr. Bruce Miller, who is a Board member. Mr. Landis acquired 74,460 shares for a $10,000 investment and Mr. Miller acquired 148,920 shares for a $20,000 investment. In May 2007, Mr. John L. (Launny) Steffens was elected Chairman of the Board of Directors.  Prior to his election, Mr. Steffens had participated in the private purchase of shares acquiring 1,006,379 shares for an investment of $135,157.

The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.36% at June 30, 2007), interest on which is payable quarterly.  There are no financial covenants.  In November 2006, the Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to October 31, 2007.

In June 2007 the Company entered into a short term promissory note with interest at 6% per annum with Mr. John L. (Launny) Steffens, the Company’s Chairman of the Board, in the amount of $150,000.  The note is unsecured and matures in June 2008. In August 2007 the Company entered into a second short term promissory note with interest at 6% per annum with Mr. Steffens in the amount of $100,000. The note is unsecured and matures in August 2008.

From time to time the Company entered into promissory notes with one of the Company's directors and the former Chief Information Officer, Anthony Pizi.  As of June 30, 2007, the Company is indebted to Mr. Pizi in the amount of $9,000.  The notes bear interest at 12% per annum.

The Company has incurred losses of approximately $2,997,000 and $3,681,000 in the past two years and has experienced negative cash flows from operations for each of the past three years.  For the six months ended June 30, 2007 the Company incurred an additional loss of approximately $981,000 and has a working capital deficiency of approximately $8,355,000.  The Company’s future revenues are largely dependent on acceptance of our Cicero® software product.  There is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain financing for the Company’s operations for the next twelve months, the Company is promoting its product line and pursuing customers that have expressed interest in the Cicero® technology. The Company is experiencing difficulty in achieving revenue because of customer concerns about the viability of the Company.  The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero® through marketing and leveraging its limited number of reference accounts. The Company has assembled a direct sales force and employed webcasts, direct advertisements, created “white papers”, written articles and participated at trade shows to create an awareness of its products. The Company is attempting to address the financial concerns by pursuing strategic partnerships although the Company has experienced limited success to date with this approach.  Additionally, the Company is seeking additional debt and equity capital in the near term to provide additional liquidity.  There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that  revenues will reduce continuing operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to fund operations for the next twelve months. Any funding that the Company may be offered may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months.  At our current rates of expense and assuming the Company will generate revenues in the next twelve months at the annualized rate of revenue generated in the first six months of 2007, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $2,000,000 during the next twelve months to maintain planned

Page22

operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4.   Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer who is also our Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 1.  Legal Proceedings

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was filed in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $62,000 and it matures in December 2007.  At the maturity date of the note, the Company will be liable for additional payments totaling approximately $31,000 which we have recognized as a current liability.

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

Page23

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

In October 2005, Critical Mass Mail, Inc. filed a claim against us in the amount of $45,000 for failure to pay certain liabilities under an Asset Purchase Agreement dated January 9, 2004. We in turn filed a counter claim that Critical Mass Mail, Inc. failed to deliver certain assets and other documents under the same Asset Purchase Agreement. We had already reserved for the potential liability under this action as part of the asset purchase accounting in our financial statements. In February, 2006, Critical Mass Mail amended their complaint and is seeking damages of approximately $600,000 for our failure to timely register the underlying securities issued pursuant to the Asset Purchase Agreement. In November 2006, we negotiated a settlement with Critical Mass Mail that provides for monthly payments of the amounts already accrued. In December 2006 we settled the amended complaint and agreed to issue $50,000 worth of the Company’s common stock. The Company recorded stock expense as of December 31, 2006 in this amount.

In June 2007, the Company filed a complaint in Superior Court of New Jersey against Computer Generated Solutions for a breach of contract under a Master Products and Services Agreement dated July 2006 wherein we sought damages of approximately $400,000. In July 2007, Computer Generated Solutions filed a counter claim against us for damages in the amount of $200,000. Although our legal counsel is unable to predict the outcome of this matter, we believe that the probability of an unfavorable outcome is remote based upon the facts as presented and accordingly, we have not reserved for this contingency.

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

Item 1A.      Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2006, filed with the SEC on July 11, 2007.  The risks described in the Company’s Form 10-K are not the only risks facing the Company.  Additional risks that the Company presently does not know of or that the Company currently believes to be immaterial could also impair the Company’s business or financial position.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

None

Item 5.                      Other Information

None

Page24

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description
10.1	Promissory Note dated June 28, 2007 by Cicero Inc. with Mr. John L. Steffens (filed herewith).
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)           Reports on Form 8-K

On May 18, 2007, Mr. John L. (Launny) Steffens was elected by the Board of Directors to serve as Chairman of the Board of Directors of Cicero Inc.

On June 25, 2007, Mr. Don Peppers was elected by the Board of Directors to the Board of Directors of Cicero Inc.

On July 23, 2007, Mr. Anthony Pizi resigned as the Company’s Chief Information Officer effective July 31, 2007.

Page25

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer
Principal Accounting Officer
Date:  August 14, 2007

Page26