Form 10-Q
period 2007-09-30
CICERO INC
filed 2007-11-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                           to

Commission File Number 0-26392

CICERO INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

8000 Regency Pkwy., Cary, North Carolina	27518
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

43,805,508 common shares, $.001 par value, were outstanding as of November 13, 2007.

CICERO Inc.

Part I.                   Financial Information
Item 1.      Financial Statements

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17	$310
Assets of operations to be abandoned	78	80
Trade accounts receivable, net	269	170
Notes receivable	5	--
Prepaid expenses and other current assets	59	22
Total current assets	428	582
Property and equipment, net	20	15
Total assets	$448	$597
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$813	$2,899
Accounts payable	2,304	2,360
Accrued expenses:
Salaries, wages, and related items	1,025	1,012
Other	1,940	1,732
Liabilities of operations to be abandoned	451	435
Deferred revenue	147	38
Total current liabilities	6,680	8,476
Non-current liabilities	1,971	33
Total liabilities	8,651	8,509
Stockholders' (deficit):
Preferred stock	--	--
Common stock	41	35
Additional paid-in capital	228,063	226,407
Accumulated deficit	(236,292)	(234,345)
Accumulated other comprehensive loss	(15)	(9)
Total stockholders' (deficit)	(8,203)	(7,912)
Total liabilities and stockholders' (deficit)	$448	$597

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Software	$1	$100	$1	$207
Maintenance	84	23	202	101
Services	302	125	732	541
Total operating revenue	387	248	935	849

Cost of revenue
Software	--	3	--	8
Maintenance	94	50	201	163
Services	211	135	427	429
Total cost of revenue	305	188	628	600

Gross margin	82	60	307	249

Operating expenses:
Sales and marketing	241	104	572	301
Research and product development	217	150	475	393
General and administrative	546	260	1,069	709
(Gain) on disposal of asset	--	(23)	--	(24)
Total operating expenses	1,004	491	2,116	1,379
Loss from operations	(922)	(431)	(1,809)	(1,130)

Other income (expense):
Interest expense	(64)	(219)	(186)	(599)
Other income/(expense)	21	3	49	(9)
Loss before provision for income taxes	(965)	(647)	(1,946)	(1,738)
Income tax provision	1	--	1	--

Net loss	$(966)	$(647)	$(1,947)	$(1,738)

Net loss per share applicable to common shareholders—basic and diluted	$(0.02)	$(1.46)	$(0.06)	$(3.62)

Weighted average common shares outstanding -- basic and diluted	39,020	444	34,785	480

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,947)	$(1,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	9
Stock compensation expense	582	--
Gain on disposal of assets	--	23
Changes in assets and liabilities, net of assets acquired andliabilities assumed:
Trade accounts receivable and related party receivables	(99)	(135)
Assets and liabilities – discontinued operations	18	(37)
Prepaid expenses and other assets	(42)	23
Accounts payable and accrued expenses	(21)	648
Deferred revenue	109	(32)
Net cash used in operating activities	(1,398)	(1,239)

Cash flows from investing activities:
Purchases of equipment	(7)	(13)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,023	--
Borrowings under credit facility, term loans, notes payable	156	1,432
Repayments of term loans, credit facility and notes payable	(61)	(105)
Net cash provided by financing activities	1,118	1,327
Effect of exchange rate changes on cash	(6)	(2)

Net increase (decrease) in cash and cash equivalents	(293)	73
Cash and cash equivalents:
Beginning of period	310	29
End of period	$17	$102

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(966)	$(647)	$(1,947)	$(1,738)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6)	(1)	(6)	(5)
Comprehensive loss	$(972)	$(648)	$(1,953)	$(1,743)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and nine months ending September 30, 2007 and 2006 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2006, filed with the SEC on July 11, 2007.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $2,997,000 and $3,681,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2007, the Company incurred a loss of $1,947,000 and had a working capital deficiency of $6,252,000. The Company’s future revenues are entirely dependent on acceptance of Cicero® software, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and continuing to enhance its Cicero®-related product line and pursuing customers that have expressed interest in the Cicero® software technology. The Company is experiencing difficulty in achieving sales and other revenue largely because of concerns about the viability of the Company. Cicero® software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero®’s integration occurs at the desktop without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® software through marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Specifically, the Company has created a direct sales force and invested marketing dollars in webcasts, sales conferences, articles and direct advertisements. As discussed in Note 5, the Company completed a private placement of its common stock wherein it raised $500,000 of new capital during the first quarter of 2007.  The Company completed a second private placement of its common stock October 2007 wherein it raised $533,000.  As of September 30, 2007 the Company has received $523,000.  The Company will need to raise additional capital or enter into other strategic transactions to continue to fund operations and also expects that current pipeline opportunities will generate revenues and will reduce its operating losses in future periods. There can be no assurance that management’s plan will be executed as anticipated.

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

Stock-Based Compensation

During 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006.  Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123.  The Company issued 2,756,173 options on August 17, 2007 of which 977,449 were vested immediately. The Company recognized $546,000 in stock-based compensatioin expense for the three months ended September 30, 2007.  The Company also recognized $36,000 in stock-based compensation expense for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company's CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of September 30, 2007, about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s Stock-Based Compensation Plans.

Shares
Outstanding on January 1, 2007	45,315
Granted	2,756,173
Exercised	--
Forfeited	(50)
Outstanding on September 30, 2007	2,801,438

Weighted average exercise price of outstanding options	$5.76
Shares available for future grants on September 30, 2007	1,745,027

Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options were included for the three month and nine month periods ended September 30, 2007 and 2006. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period.  Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.  The average price of Cicero common stock during the three months of September 30, 2007 and September 30, 2006 was $0.42 and $1.59 respectively.

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109”.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 also prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of accumulated deficit (or other appropriate components of equity) for that fiscal year.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of this new standard did not have a material impact on our financial position, results of operations, or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No.154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123 (Revised) and Share-Based Payment (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, “Accounting for Stock-based Compensation”, as amended by SFAS 148, “Accounting for Stock-based Compensation—Transition and Disclosure” (SFAS 148), and supersedes “Accounting Principles Board No. 25, Accounting for Stock Issued to Employees”. The new statement requires companies to recognize expenses for stock-based compensation in the statement of operations and was adopted by the Company on July 1, 2006. The Company granted 2,756,173 options August 17, 2007 at an exercise price of $0.51 per share.  For the nine months ended September 30, 2007, the Company  recognized $582,000 of stock-based compensation expense.

NOTE 3.   SHORT-TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following:

(dollars in thousands)	September 30, 2007	December 31, 2006
Term loan (a)	$--	$1,971
Note payable; related party (b)	9	9
Notes payable (c)	804	919
	$813	$2,899

(a)
In October 2007, the Company, in conjunction with BluePhoenix Solutions, the guarantor, retired the Note payable to Bank Hapoalim and entered into a new note in the principal amount of $1,021,000 maturing in December 2011.  See Note 4. Long-term Debt and Note 10. Subsequent Events.

(b)
From time to time the Company entered into promissory notes with one of the Company's directors and the former Chief Information Officer, Anthony Pizi. As of September 30, 2007, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% annum.

(c)
The Company does not have a revolving credit facility and from time to time has issued a series of short-term promissory notes to private lenders, which provide for short-term borrowings both unsecured and secured by accounts receivable.  In addition, the Company has settled certain litigation and agreed to issue a series of promissory notes to support its obligations in the aggregate principal amount of $124,000. The notes bear interest between 10% and 12% per annum.

NOTE 4.  LONG-TERM DEBT

The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.36% on September 30, 2007). Interest is payable quarterly. There are no financial covenants and the term loan is guaranteed by BluePhoenix Solutions, the Company's former principal shareholder.  In October 2007, the Company, in conjunction with BluePhoenix Solutions, retired the Note payable to Bank Hapoalim and entered into a new note in the principal amount of $1,021,000 with interest at LIBOR plus 1%, maturing in December 2011.  See Note 10. Subsequent Events.

NOTE 5.   STOCKHOLDERS’ EQUITY

In October 2007, the Company completed a private sale of shares of its common stock to a group of investors, four of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 2,169,312 shares of its common stock for $0.2457 per share for a total of $533,000. As of September 30, 2007 the Company has received $523,000. Participating in this consortium were Mr. John L. (Launny) Steffens, the Company’s Chairman, and Messrs. Bruce Miller, Don Peppers, and Bruce Percelay, members of the Board.  Mr. Steffens converted the principal amount of his short term notes with the Company of $250,000 for 1,017,501 shares of common stock.  Mr. Miller invested $20,000 for 81,400 shares of common stock, Mr. Peppers acquired 101,750 shares for a $25,000 investment and Mr. Bruce Percelay acquired 40,700 shares for a $10,000 investment.

In August 2007, the Company issued 2,756,173 options of which 977,449 were vested immediately.  The Company recognized $546,000 in stock-based compensation expense for the three months ended September 30, 2007.  The Company also recognized $36,000 in stock-based compensation expense for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company's CEO, in accordance with his 2007 employment agreement.

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

In December 2006, the Company completed its Plan of Recapitalization, approved by its stockholders at a Special Stockholders Meeting held on November 16, 2006. Results of the Plan included a reverse stock split at a ratio of 100:1; change of the Company’s name from Level 8 Systems, Inc. to Cicero Inc.; increased the authorized common stock of the Company from 85 million shares to 215 million shares;  converted existing preferred shares into a new Series A-1 Preferred Stock; converted and cancelled senior reorganization debt in the aggregate principal amount of $2.3 million into 3,438,473 shares of common stock; converted the aggregate principal amount of $3.9 million of convertible bridge notes into 30,508,448 shares of common stock; converted each share of Series A3 Preferred Stock into 4.489 shares of Series A-1 Preferred Stock; converted each share of Series B3 Preferred Stock into 75 shares of Series A-1 Preferred Stock; converted each share of Series C Preferred Stock into 39.64 shares of Series A-1 Preferred Stock; converted an aggregate principal amount of $1.1 million of Series D Preferred Stock, recorded as mezzanine financing, into 53 shares of Preferred Stock; and converted an aggregate principal amount of $1 million of convertible promissory notes into 1,591 shares of Series A-1 Preferred Stock.  As of September 30, 2007 the Company had 1,604 shares of Series A-1 Preferred Stock outstanding.

NOTE 6.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards  No.  109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first nine months of fiscal year 2007 or 2006.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	September 30,
	2007	2006
Stock options, common share equivalent	2,801,438	47,953
Warrants, common share equivalent	300,100	193,761
Preferred stock, common share equivalent	1,603,618	85,046
	4,705,156	326,760

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

The table below presents information about reported segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$385	$2	$387	$247	$1	$248
Total cost of revenue	305	--	305	188	--	188
Gross margin	80	2	82	59	1	60
Total operating expenses	961	43	1,004	488	26	514
Segment profitability (loss)	$(881)	$(41)	$(922)	$(429)	$(25)	$(454)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$931	$4	$935	$843	$6	$849
Total cost of revenue	628	--	628	600	--	600
Gross margin (loss)	303	4	307	243	6	249
Total operating expenses	2,021	95	2,116	1,332	71	1,403
Segment profitability (loss)	$(1,718)	$(91)	$(1,809)	$(1,089)	$(65)	$(1,154)

A reconciliation of total segment operating expenses to total operating expenses for the three and nine months ended September30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total segment operating expenses	$1,004	$514	$2,116	$1,403
(Gain) on disposal of asset	--	(23)	--	(24)
Total operating expenses	$1,004	$491	$2,116	$1,379

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the three and nine months ended September30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total segment profitability (loss)	$(922)	$(454)	$(1,809)	$(1,154)
Gain on disposal of asset	--	23	--	24
Interest and other income/(expense), net	(43)	(216)	(137)	(608)
Total loss before income taxes	$(965)	$(647)	$(1,946)	$(1,738)

The following table presents a summary of assets by segment (in thousands):

	September 30,
	2007	2006
Desktop Integration	$20	$14
Messaging and Application Engineering	--	--
Total assets	$20	$14

NOTE 9.   CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was filed in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $31,000 and it matures in December 2007.  At the maturity date of the note, the Company will be liable for three additional payments totaling approximately $31,000 which we have recognized as a current liability. The final payment is due March 1, 2008.

In October 2003, we were served with a summons and complaint in the Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors.  The amount in dispute was approximately $200,000 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation.  Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company is in the process of negotiating a series of payments for the remaining liability of approximately $88,000.

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

In June 2007, the Company filed a complaint in Superior Court of New Jersey against Computer Generated Solutions (CGS) for a breach of contract under a Master Products and Services Agreement dated July 2006 wherein we sought damages of approximately $400,000. In July 2007, Computer Generated Solutions filed a counter claim against us for damages in the amount of $200,000.  In October 2007, both parties executed a settlement agreement.  Under the terms of the agreement, along with mutual releases, CGS agreed to pay the Company $50,000 and to cease any use of the Company's products.

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

NOTE 10.  SUBSEQUENT EVENTS

In October 2007, the Company agreed to restructure the Note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 is due on January 31, 2009 and the balance is due on December 31, 2011.

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters.  A variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

•	We had no software sales and only limited revenues which have been insufficient to cover operating expenses, therefore, there is substantial doubt as to whether we can continue as a going concern;

•	We have a history of losses and expect that we will continue to experience losses at least through 2007;

•	We require additional capital to fund our operations and funding may not be available or if available on terms that are acceptable;

•	We may sell additional securities from time to time that may result in subsequent dilution of our equity or impose covenants that we may find burdensome or difficult to meet;

•	We depend on an unproven strategy for ongoing revenue;

•	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

•	The “penny stock rule” makes it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline;

•	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

•	Loss of key personnel associated with Cicero® development could adversely affect our business;

•	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero®;

•	Our ability to compete may be subject to factors outside our control;

•	The markets for our products are characterized by rapidly changing technologies, evolving industr standards, and frequent new product introductions;

•	We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects;

•	We may be unable to enforce or defend our ownership and use of proprietary and licensed technology;

•	Our business may be adversely impacted if we do not provide professional services to implement our solutions;

•	Because our software could interfere with the operations of customers, we may be subject to potential product liability and warranty claims by these customers;

•	We have not paid any cash dividends on our common stock and it is likely that no cash dividends will be paid in the future; and

•	Provisions of our charter and bylaws and Delaware law could deter takeover attempts.

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

The Company's results of operations include the operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$385	$2	$387	$247	$1	$248
Total cost of revenue	305	--	305	188	--	188
Gross margin	80	2	82	59	1	60
Total operating expenses	961	43	1,004	488	26	514
Segment profitability (loss)	$(881)	$(41)	$(922)	$(429)	$(25)	$(454)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Desktop Integration	Messaging and Application Engineering	Total	Desktop Integration	Messaging and Application Engineering	Total
Total revenue	$931	$4	$935	$843	$6	$849
Total cost of revenue	628	--	628	600	--	600
Gross margin (loss)	303	4	307	243	6	249
Total operating expenses	2,021	95	2,116	1,332	71	1,403
Segment profitability (loss)	$(1,718)	$(91)	$(1,809)	$(1,089)	$(65)	$(1,154)

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

Total Revenues.  Total revenues increased $139,000, or 56%, from $248,000 to $387,000, for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006. This increase is due to an increase in consulting service and maintenance revenues for the third quarter of 2007 offset by a decrease in software revenue for the same period.

Total Cost of Revenue.  Total cost of revenue increased $117,000, or 62.2%, from $188,000 to $305,000, for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006. The increase is primarily attributable to  the recognition of $126,000 for stock-based compensation expense during the period.

Gross Margin.  Gross margin was $82,000, or a gross margin percentage of 21.2%, for the three months ended September 30, 2007, as compared to the gross margin of $60,000, or a gross margin percentage of 24.2% for the three months ended September 30, 2006. The improvement in gross margin is due to the increase in revenue as above.

Total Operating Expenses.  Total operating expenses increased $513,000, or 104.5%, from $491,000 to $1,004,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006.  The increase in total operating expenses is primarily attributable to the recognition of $456,000 as stock-based compensation expensed during the period as well as an increase in sales and marketing costs as the Company has created a direct sales force and implemented several marketing campaigns.

Segments.  Management makes operating decisions and assesses performance of the Company’s operations based on the following reportable segments:  Desktop Integration segment and Messaging and Application Engineering segment.

Desktop Integration Segment.
Total Revenues.  Total Desktop Integration System revenue increased approximately $138,000, or 55.9%, from $247,000 to $385,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006.  The increase in revenue is primarily caused by an increase in consulting and maintenance revenues offset by a decrease in software revenue.

Total Cost of Revenues.  Total Desktop Integration System cost of revenue increased approximately $117,000 or 62.2% from $188,000 to $305,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006.  The primary costs of revenues is royalty payments based on a percentage of software sales, personnel costs and related overhead for maintenance revenue, and personnel costs and related overhead, and travel expenses associated with the generation of consulting service revenue. The increase in cost of revenues is primarily due to the recognition of $126,000 for stock-compensation expenses during the period.

Gross Margin.  Gross margin increased from $59,000 to a margin of $80,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006. The improvement in gross margin is primarily attributable to the increase in revenues as described above.

Total Operating Expenses.  Total operating expenses increased $473,000, or 96.9% from $488,000 to $961,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006.  The increase in total operating expenses is primarily attributable to the recognition of $456,000 in stock-compensation expenses during the period as well as an increase in sales and marketing expenses  resulting from the addition  of a direct sales force and the establishment of several marketing campaigns.

Messaging and Application Engineering Segment.
Total Revenues.  Total Messaging and Application Engineering revenue increased approximately $1,000 or 100%, from $1,000 to $2,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006.  The increase in total Messaging and Application Engineering revenue was not significant.

Total Cost of Revenues.  Messaging and Application Engineering did not incur cost of revenues for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006.

Gross Margin.  Gross margin increased from $1,000 to $2,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006.

Total Operating Expenses.  Total operating expenses increased $17,000, or 65.4%, from $26,000 to $43,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006. The increase is attributable to the recognition of $20,000 for stock-based compensation for the period.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets. Segment profitability (loss) for the three months ended September 30, 2007, was approximately ($922,000) as compared to ($454,000) for the same period of the previous year. The increase in the loss before income taxes, interest and other income and expense, and gain or loss on sale of assets is primarily attributable to the recognition of $582,000 for stock-based compensation expense during the period, as well as  an increase in consulting and maintenance revenues offset by a decrease in software revenue.

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

Software Products.
Software Product Revenue.  Software product revenue decreased approximately $99,000, or 99% for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006.

Software Product Gross Margins.  The gross margin on software products for the three months ended September 30, 2007 and 2006 was 100% and 97% respectively.  Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended September 30, 2007, increased by approximately $61,000, or 265.2%, from $23,000 to $84,000, as compared to the three months ended September 30, 2006 and is attributable to one significant maintenance agreement that was contracted in the early part of the year.  The Desktop Integration segment accounted for approximately 98.8% of total maintenance revenue for the quarter ended September 30, 2007.

Maintenance Gross Margin (Loss).  Gross margin (loss) on maintenance products for the three months ended September 30, 2007, was (11.9)% compared with (117.4)% for the three months ended September 30, 2006.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products and the reduction of gross margin (loss) is due to the increase in maintenance revenues.

Services.
Services Revenue.  Service revenue increased $177,000, or 141.6%, from $125,000 to $302,000 for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006. All of services revenues are directly related to the Desktop Integration Segment.  Revenues are expected to increase for the Desktop Integration segment as the Cicero® product gains acceptance and our existing customers extend additional consulting projects. The Messaging and Application Engineering segment service revenues should continue to be insignificant as the majority of the relevant products are commercial off-the-shelf applications and therefore do not require any significant service labor to install.

Services Gross Margin (Loss).  Services gross margin was 30.1% for the three months ended September 30, 2007, compared with gross margin (loss) of (8)% for the three months ended September 30, 2006.  The increase in gross margin was attributable to the increase in service revenue offset by the recognition of $83,000 for stock-based compensation expense during the period.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for sales people, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2007, increased by approximately $137,000, or 131.7%, from $104,000 to $241,000 as compared with the three months ended September 30, 2006.  The increase is primarily attributable to the recognition of $52,000 of stock-based compensation during the periond as well as the creation of a direct sales force and the creation of new marketing campaigns.

All sales and marketing expense are related to the Desktop Integration segment.

Research and Development.   Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by approximately $67,000, or 44.7%, from $150,000 to $217,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The increase is attributable to the recognition of $83,000 for stock-based compensation expense during the period offset by the decrease in salary costs for the quarter that were associated with the former Chief Information Officer.  These costs were allocated to Research and Development as well as General and Administrative.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Cary, North Carolina. General and administrative expenses for the three months ended September 30, 2007 increased by approximately $286,000, or 110%, over the same period in the prior year. The increase is attributable to the recognition of $321,000 for stock-based compensation expense during the period offset by a decrease in salary costs that were associated with the former Chief Information Officer.  These costs were allocated to Research and Development as well as General and Administrative.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the third quarter of 2007 or 2006. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

Total Revenues. For the nine months ended September 30, 2007, total revenues increased $86,000, or 10.1%, compared with the nine months ended September 30, 2006. The overall increase in revenues is the result of an increase in consulting service and maintenance revenues offset by a decrease in software license revenue.

Total Gross Margin.  Gross margin was 32.8% for the nine months ended September 30, 2007, as compared with a gross margin of 29.3% for the nine months ended September 30, 2006.  The increase in the gross margin as a percentage of revenues is primarily due to the increase in maintenance and services revenues.

Desktop Integration Segment.

Total Revenues.  Total Desktop Integration System revenue increased approximately $88,000, or 10.4%, from $843,000 to $931,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.  The overall increase in revenues is caused by increases in maintenance and consulting service revenues offset by a lack of software license revenues in the nine months ended September 30, 2007.

Total Cost of Revenues.  Total Desktop Integration System cost of revenue increased approximately $28,000, or 4.7%, from $600,000 to $628,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.  The increase in total Desktop Integration System cost of revenue is primarily attributable to the recognition of $126,000 for stock-based compensation expense offset by a reduction in headcount and associated overheads.

Gross Margin.  Gross margin increased $60,000 from a gross margin $243,000 to a margin of $303,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.

Total Operating Expenses.  Total operating expenses increased $689,000, or 51.7% from $1,332,000 to $2,021,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.  The increase in total operating expenses is primarily attributable to the recognition of $456,000 of stock-based compensation expense as well as an increase in General and Administrative expenses associated with the Company's recapitalization during the last quarter of 2006 and the first quarter of 2007 and an increase in sales and marketing costs as the Company has added additional direct sales staff as well as increased its marketing campaigns.

Messaging and Application Engineering Segment.

Total Revenues.  Total Messaging and Application Engineering revenue decreased approximately $2,000 or 33.3% from $6,000 to $4,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.  The decrease in total Messaging and Application Engineering revenue, while minor in total, reflects the Company’s limited success with its Ensuredmail product.

Total Cost of Revenues.  Total Messaging and Application Engineering cost of revenue is $0.

Gross Margin.  Gross margin decreased from $6,000 to $4,000, or 33.3%, for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.

Total Operating Expenses.  Total operating expenses increased $24,000, or 33.8%, from $71,000 to $95,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.  The increase is attributable to the recognition of $20,000 for stock-compensation expense.

Software Products.

Software Product Revenue.  Software product revenue decreased approximately $206,000, or 99.5%, from $207,000 to $1,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006. The Desktop Integration segment has not recognized any licensing revenue for the nine months ended September 30, 2007 as compared to $205,000 for the nine months ended September 30, 2006.  The Messaging and Application Engineering segment had approximately $1,000 in Software product revenue for the nine months ended September 30, 2007 as well as the nine months ended September 30, 2006.

Software Product Gross Margin.  The gross margin on software products for the nine months ended September 30, 2007 and 2006 was 100% and 96.1%, respectively.  Cost of software is composed primarily of amortization of software product technology, amortization of capitalized software costs for internally developed software and royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance

Maintenance Revenue.  Maintenance revenue increased by approximately $101,000, or 100%, from $101,000 to $202,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006. The increase in overall maintenance revenues is primarily due to the amortization of revenues resulting from a new maintenance contract with Merrill Lynch initiated in January of 2007.

The Desktop Integration segment accounted for approximately 98.5% of total maintenance revenue for the nine months ended September 30, 2007. The Messaging and Application Engineering segment accounted for approximately 1.5% of total maintenance revenues for the same period. The majority of the Desktop Integration maintenance as a percentage of the total is directly tied to the percentage composition of the revenue streams between the Desktop segment and the Messaging segment.

Maintenance Gross Margin.  Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. Gross margin on maintenance products for the nine months ended September 30, 2007, was 0.5% compared with the gross margin (loss) of (61.4)% for the nine months ended September 30, 2006. The increase in gross margin is attributable to the addition of a new maintenance contract with Merrill Lynch offset by the recognition of $43,000 for stock-based compensation expense.

Services

Services Revenue.  Services revenue increased $191,000, or 35.3%, from $541,000 to $732,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006. The increase in service revenues is attributable to two in-process contracts with existing customers.

Services Gross Margin.  Services gross margin was 41.7% for the nine months ended September 30, 2007, as compared with a gross margin of 20.7% for the nine months ended September 30, 2006. The increase in gross margin for services was primarily attributable to the increase in service revenues in the period and the reduction of associated costs to provide those services offset by the recognition of $83,000 for stock-based compensation expense.

Sales and Marketing.  Sales and marketing expenses for the nine months ended September 30, 2007, increased by approximately $271,000 or 90%, from $301,000 to $570,000 as compared with the nine months ended September 30, 2006. The increase in sales and marketing expenses is primarily attributable to the recognition of $52,000 for stock-based compensation expense as well as the impact of creating a direct sales staff and increased marketing campaigns.

Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. The Company's emphasis for the sales and marketing groups will be the Desktop Integration segment.

Research and Development.  Research and development expense increased by approximately $67,000 or 44.7%, from $393,000 to $475,000 in the nine months ended September 30, 2007, as compared to the same period in 2006.  The increase is primarily attributable to the recognition of $83,000 for stock-based compensation expense offset by a reduction in manpower and associated overheads.  Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our principal executive offices are located in Cary, North Carolina.  General and administrative expenses for the nine months ended September 30, 2007, increased by approximately $360,000 or 50.8% over the same period in the prior year.  The increase in general and administration expense is primarily attributable to the recognition of $321,000 for stock-based compensation expenses.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first and third quarters of 2007 and 2006. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Segment Profitability. Segment profitability represents loss before income taxes, interest and other income (expense) gain (loss) on sale of assets, and impairment charges. Segment profitability (loss) for the nine months ended September 30, 2007, was approximately ($1,809,000) as compared to ($1,154,000) for the same period of the previous year.  The increase in the loss before income taxes, interest and other income and expense, gain or loss on sale of assets and impairment charges is attributable to the recognition of $582,000 for stock-based compensation expense and  an increase in headcounts and related overheads as the Company has added a new direct sales team and established marketing campaigns.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $17,000 at September 30, 2007 from $310,000 at December 31, 2006. The Company utilized $293,000 of cash for the nine months ended September 30, 2007.

Net cash used by Operating Activities.  Cash used by operations for the nine months ended September 30, 2007, was $1,398,000 compared with $1,239,000 used by operations for the nine months ended September 30, 2006.  Cash used for the nine months ended September 30, 2007, was primarily comprised of the loss from operations of approximately $1,947,000 and an increase in accounts receivable of $99,000 and an increase in prepaid expenses of approximately $42,000.  These cash outlays were offset by non-cash charges for depreciation and amortization of approximately $2,000, recognition of $582,000 for stock-based compensation expense and an increase in assets and liabilities of discontinued operations of approximately $18,000. In addition, the Company’s cash increased by approximately $109,000 from an increase in deferred revenues from maintenance contracts and a decrease of approximately $21,000 in accounts payable and accrued expenses from vendors for services rendered.

Net cash used for Investing Activities The Company bought $7,000 of equipment for the nine months ended September 30, 2007.

Net cash provided by Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2007, was approximately $1,118,000 as compared with approximately $1,327,000 for the nine months ended September 30, 2006.  Cash provided from financing activities for the nine months ended September 30, 2007 included proceeds from the issuance of the Company’s common stock in the amount of $1,023,000 as well as net borrowings under credit facilities and short term debt of $95,000.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2007 with cash on hand from December 31, 2006, from a private sale of common stock and from short term borrowings. In October 2007, the Company completed a private sale of shares of its common stock to a group of investors, four of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 2,169,312 shares of its common stock for $0.2457 per share for a total of $533,000. As of September 30, 2007 the Company has received $523,000. Participating in this consortium were Mr. John L. (Launny) Steffens, the Company’s Chairman, and Messrs. Bruce Miller, Don Peppers, and Bruce Percelay, members of the Board.  Mr. Steffens converted the principal amount of his short term notes with the Company of $250,000 for 1,017,501 shares of common stock.  Mr. Miller invested $20,000 for 81,400 shares of common stock, Mr. Peppers acquired 101,750 shares for a $25,000 investment and Mr. Bruce Percelay acquired 40,700 shares for a $10,000 investment.

In February 2007, the Company completed a private sale of shares of its common stock to a group of investors, three of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 3,723,008 shares of its common stock for $0.1343 per share for a total of $500,000. Participating in this offering were Mr. Mark Landis, who was the Company’s Chairman at that time and Mr. Bruce Miller, who is a Board member. Mr. Landis acquired 74,460 shares for a $10,000 investment and Mr. Miller acquired 148,920 shares for a $20,000 investment. In May 2007, Mr. John L. (Launny) Steffens was elected Chairman of the Board of Directors.  Prior to his election, Mr. Steffens had participated in the private purchase of shares acquiring 1,006,379 shares for an investment of $135,157.

The Company has a $1,971,000 term loan bearing interest at LIBOR plus 1.5% (approximately 6.36% at September 30, 2007), interest on which is payable quarterly.  There are no financial covenants.  In November 2006, the Company and BluePhoenix Solutions Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to October 30, 2007. See Note 9. Subsequent Events.

In June 2007 the Company entered into a short term promissory note with interest at 6% per annum with Mr. John L. (Launny) Steffens, the Company’s Chairman of the Board, in the amount of $150,000.  This note is unsecured and matures in June 2008. In August 2007 the Company entered into a second short term promissory note with interest at 6% per annum with Mr. Steffens in the amount of $100,000. The note is unsecured and matures in August 2008.  In September 2007, Mr. Steffens converted the principal amount of these notes of $250,000 into 1,017,501 shares of the Company’s common stock.

From time to time the Company entered into promissory notes with one of the Company's directors and the former Chief Information Officer, Anthony Pizi.  As of September 30, 2007, the Company is indebted to Mr. Pizi in the amount of $9,000.  The notes bear interest at 12% per annum.

The Company has incurred losses of approximately $2,997,000 and $3,681,000 in the past two years and has experienced negative cash flows from operations for each of the past three years.  For the nine months ended September 30, 2007 the Company incurred an additional loss of approximately $1,946,000 and has a working capital deficiency of approximately $6,252,000.  The Company’s future revenues are largely dependent on acceptance of our Cicero® software product.  There is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain financing for the Company’s operations for the next twelve months, the Company is promoting its product line and pursuing customers that have expressed interest in the Cicero® technology. The Company is experiencing difficulty in achieving revenue because of customer concerns about the viability of the Company.  The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero® through marketing and leveraging its limited number of reference accounts. The Company has assembled a direct sales force and employed webcasts, direct advertisements, created “white papers”, written articles and participated at trade shows to create an awareness of its products. The Company is attempting to address the financial concerns by pursuing strategic partnerships although the Company has experienced limited success to date with this approach.  Additionally, the Company is seeking additional debt and equity capital in the near term to provide additional liquidity.  There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that  revenues will reduce continuing operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to fund operations for the next twelve months. Any funding that the Company may be offered may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months.  At our current rates of expense and assuming the Company will generate revenues in the next twelve months at the annualized rate of revenue generated in the first nine months of 2007, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $2,000,000 during the next twelve months to maintain planned operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Part II.   Other Information

Item 1.  Legal Proceedings

Various lawsuits and claims have been brought against us in the normal course of our business. In January 2003, an action was filed in the Circuit Court of Loudon County, Virginia, for a breach of a real estate lease. The case was settled in August 2003. Under the terms of the settlement agreement, we agreed to assign a note receivable with recourse equal to the unpaid portion of the note should the note obligor default on future payments. The unpaid balance of the note was $545,000, of which the current unpaid principal portion is approximately $62,000 and it matures in December 2007.  At the maturity date of the note, the Company will be liable for three additional payments totaling approximately $31,000 which we have recognized as a current liability.  The final payment is due March 1, 2008.

In October 2003, we were served with a summons and complaint in the Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors.  The amount in dispute was approximately $200,000 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation.  Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company is in the process of negotiating a series of payments for the remaining liability of approximately $88,000.

In March 2004, we were served with a summons and complaint in the Superior Court of North Carolina regarding a security deposit for a sublease in Virginia. The amount in dispute is approximately $247,000. In October 2004, we reached a settlement agreement wherein we agreed to pay $160,000 over a 36-month period ending October 2007.

In August 2004, we were notified that we were in default under an existing lease agreement for office facilities in Princeton, New Jersey. The amount of the default is approximately $65,000. Under the terms of the lease agreement, we may be liable for future rents should the space remain vacant. We have reached a settlement agreement with the landlord which calls for a total payment of $200,000 over a 36-month period ending October 2007. As of October 2007, the Company has met its obligations.

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

In June 2007, the Company filed a complaint in Superior Court of New Jersey against Computer Generated Solutions (CGS) for a breach of contract under a Master Products and Services Agreement dated July 2006 wherein we sought damages of approximately $400,000. In July 2007, Computer Generated Solutions filed a counter claim against us for damages in the amount of $200,000.  In October 2007, both parties executed a settlement agreement.  Under the terms of the agreement, along with mutual releases, CGS agreed to pay the Company $50,000 and to cease any use of the Company's products.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2007, the Company completed a private sale of shares of its common stock for a total of $533,000. Under the terms of the sale, the Company issued 2,169,312 shares of common stock to a consortium of investors. All proceeds were used for working capital purposes.

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
Date:  November 14, 2007