Form 10-K
period 2007-12-31
CICERO INC
filed 2008-03-31
CIK 945384

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from         to

Commission File Number:  000-26392

CICERO INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State of incorporation)	(I.R.S. Employer Identification No.)

8000 Regency Parkway, Suite 542, Cary, NC 27518
(Address of principal executive offices, including Zip Code)

(919) 380-5000
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
 Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non - accelerated filer ☒

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $5,765,578 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 43,805,508 shares of Common Stock outstanding as of March 11, 2008.

Documents Incorporated by reference: None

CICERO INC.
(Formerly Level 8 Systems, Inc.)
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

PART I

Item 1.          Business

Overview

Cicero Inc, formerly known as Level 8 Systems, Inc. (the “Company”) is a provider of business integration software, which enables organizations to integrate new and existing information and processes at the desktop. Our business integration software addresses the emerging need for companies’ information systems to deliver enterprise-wide views of their business information processes. In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers with industry-leading integration solutions.  The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest 500 corporations worldwide (the “Global 500”).

The Company’s focus is on the desktop integration and business process automation market with our Cicero® product. Cicero® is a business application integration platform that enhances end-user productivity, streamlines business operations and integrates systems and applications that would not otherwise work together.  Cicero® software offers a proven, innovative departure from traditional, costly and labor-intensive enterprise application integration, which occurs at the server level.  Cicero® provides non-invasive application integration at the desktop level.  Desktop level integration provides the user with a single environment with a consistent look and feel for diverse applications across multiple operating environments, reduces enterprise integration implementation cost and time, and supports a Service-Oriented Architecture (“SOA”). Cicero®’s desktop level integration also enables clients to transform applications, business processes and human expertise into a seamless, cost effective business solution that provides a cohesive, task-oriented and role-centric interface that works the way people think.

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

Some of the companies using Ensuredmail server products include the United Postal Service, ITX, Physicians Plus, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, UFCW, Select Benefit, Delta Dental, Truog-Ryding Company, and hundreds of individual users with the Ensuredmail Email Desktop product.  Ensuredmail customers use email encryption primarily to secure outbound messages with confidential information for compliance (e.g., HIPAA) and security purposes.

Cicero Inc. was incorporated in New York in 1988 as Level 8 Systems, Inc. and re-incorporated in Delaware in 1999. Our principal executive offices are located at 8000 Regency Parkway, Suite 542, Cary, NC 27518 and our telephone number is (919) 380-5000. Our web site is www.ciceroinc.com.

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

The Company’s future revenues are entirely dependent on acceptance of Cicero® which has had limited success in commercial markets to date. The Company has experienced negative cash flows from operations for the past three years. As of December 31, 2007, the Company had a working capital deficiency of approximately $6,132,000.  Accordingly, there is substantial doubt that the Company can continue as a going concern, as is expressed in the independent auditor’s report accompanying our financial statements.  In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers who have demonstrated interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the Company’s financial viability. Cicero® software is a new “category defining” product in that most EAI projects are performed at the server level and Cicero®’s integration occurs at the desktop level without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. In addition, emerging competition in the marketplace has aided in the awareness of this new technology.

Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity.

Recent Developments

        In December 2007, the Company entered into an OEM agreement with Merrill Lynch, Pierce Fenner and Smith. Under the terms of the agreement, the Company has allowed Merrill to embed the Cicero framework in a product it is building for resale in the financial services arena. Merrill has agreed to purchase licenses for Cicero on an as needed basis with an initial license purchase of $500,000 in December 2007. At the same time, the Company and Merrill agreed to an enterprise wide three year support agreement with a total value of $3,000,000 to be recognized over the next three years.

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

The Company expects that increased revenues will reduce its operating losses in future periods; however, there can be no assurance that management will be successful in executing its strategy as anticipated or in a timely manner.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months.  At our current rate of expenses and assuming revenues for the next twelve months at an annualized rate of our revenue for the year ended 2007, we will be able to fund planned operations with existing capital resources for a minimum of seven months and experience negative cash flow of approximately $1,250,000 during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Maintenance and Support

We offer customers varying levels of technical support tailored to their needs, including periodic software upgrades, and telephone support.  Cicero® is frequently used in mission-critical business situations, and our maintenance and support services are accustomed to the critical demands that must be met to deliver world-class service to our clients.  Many of the members of our staff have expertise in mission critical environments and are ready to deliver service commensurate with those unique client needs.

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

In 2007, Merrill Lynch accounted for more then ten percent (10%) of our operating revenues.  Merrill Lynch, N.E.W. Customer Service Companies, IBM, and Pilar Services, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2006. In 2005, N.E.W. Customer Service Companies and Innovative System Solutions Corporation accounted for more than ten percent (10%) of our operating revenue.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement Cicero® software solutions with strategic partners such as systems integrators and embed Cicero® along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and Resellers to aid in the promotion of our products.  To date we have entered into strategic partnerships with the following resellers, for integrated business solutions: BluePhoenix Solutions, ThinkCentric, Hewlett Packard and House of Code.  In addition, we have entered into strategic partnerships with TrySynergy Consulting, Innovative Solutions Group, Piercetech, Silent Systems, Inc., ADPI LLC, and Pilar Services, Inc.  These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle Cicero® with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

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

We incurred research and development expense of approximately $569,000, $533,000, and $891,000 in 2007, 2006, and 2005, respectively. The increase in costs in 2007 as compared to 2006 reflects a charge for stock compensation expense of approximately $103,000 offset by general decreases in overhead costs and employee benefits. The decrease in costs in 2006 as compared to 2005 reflects the reduction in the number of employees by two plus associated overheads in 2006.

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

Intellectual Property

Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Merrill Lynch holds a patent with respect to the Cicero® technology. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country.  We use the registered trademarks “Cicero®” and  “Ensuredmail”

All other product and company names mentioned herein are for identification purposes only and are the property of, and may be trademarks of, their respective owners.

Employees

As of December 31, 2007, we employed 19 employees, of which 16 are full time employees.  Our employees are not represented by a union or a collective bargaining agreement.

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

Available Information

Our web address is www.ciceroinc.com.  We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Also, the public may read and copy such material at the Security and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Security and Exchange Commission at 1-800-SEC-0330.  The Security and Exchange Commission also maintains an internet site that contains reports, proxy and information statements, and other information at www.sec.gov.

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

Because we incurred net operating losses of approximately $2.0 million for the year ended December 31, 2007 in addition to losses from continuing operations of approximately $6.7 million for the previous two fiscal years we experienced negative cash flows from operations, had significant working capital deficiencies at December 31, 2007, and because we are relying on acceptance of a newly developed and marketed product, there is substantial doubt that we can continue to operate as a going concern. While we have attracted some additional capital to continue to fund operations, there can be no assurance that we can obtain additional financing and if we do obtain financing that it will be on terms that are favorable to us or our stockholders.

We have a history of losses and expect that we will continue to experience losses at least through the first quarter of 2008.

We experienced operating losses and net losses for each of the years from 1998 through 2007. We incurred a net loss of $3.68 million in 2005, $3.0 million in 2006 and $2.0 million for 2007.  As of December 31, 2007, we had a working capital deficit of $6.1 million and an accumulated deficit of $236 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.

Therefore, due to these and other factors, we expect that we will continue to experience net losses through the first quarter of 2008. We have not generated sufficient revenues to pay for all of our operating costs or other expenses and have relied on financing transactions over the last several fiscal years to pay our operating costs and other expenses. We cannot predict with accuracy our future results of operations and believe that any period-to-period comparisons of our results of operations are not meaningful.  Furthermore, there can be no assurance that if we are unable to generate sufficient revenue from operations that we will be able to continue to access the capital markets to fund our operations, or that if we are able to do so that it will be on satisfactory terms.

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

To date, our products have not been widely accepted in the market place and therefore may be considered unproven. The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future success will depend to a substantial degree upon our ability to market and enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards.

We depend on an unproven strategy for ongoing revenue; going concern qualification.

The Company’s future revenues are entirely dependent on acceptance of Cicero® which had limited success in commercial markets to date. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2007, the Company had a working capital deficiency of approximately $6,132,000.  Accordingly, there is substantial doubt that the Company can continue as a going concern, and the independent auditor’s report accompanying our financial statements raises doubt about our ability to continue as a going concern.  In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers who have demonstrated interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the Company’s financial viability. Cicero® software is a new “category defining” product in that most EAI projects are performed at the server level and Cicero®’s integration occurs at the desktop level without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches although emerging competition has increased the public awareness of this new form of technology. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process. Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity, however, there is no assurance that the Company will be able to obtain any additional funding.

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

The Company ’s common stock is quoted on the Over-the-Counter Bulletin Board.

Trading of our common stock on the OTCBB may be subject to certain provisions of the Securities Exchange Act of 1934, as amended, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker- dealers. These may require a broker-dealer to:

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

Our product revenue may fluctuate from quarter to quarter due to the completion or commencement of significant assignments, the number of working days in a quarter and the utilization rate of services personnel. As a result of these factors, we believe that a period-to-period comparison of our historical results of operations is not necessarily meaningful and should not be relied upon as indications of future performance. In particular, our revenues in the third and fourth quarters of our fiscal years may not be indicative of the revenues for the first and second quarters. Moreover, if our quarterly results do not meet the expectations of our securities analysts and investors, the trading price of our common stock would likely decline.

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

Item 1B.      Unresolved Staff Comments

Not Applicable

Item 2.      Properties

Our corporate headquarters and United States operations group and administrative functions are based in offices of approximately 5,038 square feet in our Cary, North Carolina office pursuant to a lease expiring in 2010.

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

None

PART II

Item 5.      Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

        Our common is currently quoted on the Over-The-Counter Bulletin Board. In January 2007 we formally changed our name to Cicero Inc. and now trade under the ticker CICN.  The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2007 and 2006 as retroactively adjusted for the 100:1 reverse stock split.

	2007		2006
Quarter	High	Low	High	Low
First	$2.60	$1.02	$3.00	$1.80
Second	$1.13	$0.16	$2.50	$1.00
Third	$0.75	$0.24	$2.10	$1.10
Fourth	$0.29	$0.15	$4.50	$1.30

The closing price of the common stock on December 31, 2007 was $0.25 per share, and as of March 11, 2008, the closing price of the common stock was $0.15 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future   As of March 11, 2008 we had 224 registered stockholders of record.

Recent Sales of Unregistered Securities

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

In August 2007, the Company issued 2,756,173 options of which 977,449 were vested immediately.  The Company recognized $650,000 in stock-based compensation expense in fiscal 2007.  The Company also recognized $36,000 in stock-based compensation expense for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

These securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under Section UW of the Securities Act of 1933 as amended.

The Company has not repurchased any shares of its stock.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan, the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	28,265	$76.09	1,200
Equity compensation plans not approved by stockholders	2,500,760	$0.51	1,999,240
Total	2,529,025	$1.35	2,000,440

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

	Year Ended December 31, (in thousands, except per share data)
	2003	2004	2005	2006	2007
SELECTED STATEMENT OF OPERATIONS DATA
Revenue	$530	$775	$785	$972	$1,808
Loss from continuing operations	$(9,874)	$(9,731)	$(3,681)	$(2,997)	$(1,975)
Loss from continuing operations per common share – basic and diluted	$(54.00)	$(27.05)	$(8.27)	$(0.25)	$(0.05)
Weighted average common and common equivalent shares outstanding– basic and diluted	215	360	445	35,182	36,771

	December 31,
	2003	2004	2005	2006	2007
SELECTED BALANCE SHEET DATA
Working capital (deficiency)	$(6,555)	$(10,255)	$(13,894)	$(7,894)	$(6,132)
Total assets	5,362	530	241	597	1,251
Long-term debt, including current maturities	2,756	5,444	7,931	2,932	2,558
Senior convertible redeemable preferred stock	3,355	1,367	1,061	--	--
Stockholders' deficiency	(6,103)	(11,857)	(15,076)	(7,912)	(7,433)

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

Business Strategy

        Based upon the current business environment in which the Company operates, the economic characteristics of its operating segment and managements view of the business, a revision in terms of aggregation of its segments was appropriate. Therefore the segment discussion outlined below clarifies the adjusted segment structure as determined by management under SFAS No. 131. All prior year amounts have been restated to conform to the new reporting segment structure.

Management makes operating decisions and assesses performance of the Company’s operations based on one reportable segment, the Software product segment.  Prior to this change the Company had two separate segments: Desktop Integration and Messaging. The Messaging business has always been an immaterial part of the Company’s overall business and generally all its sales efforts are focused on the Cicero product. As such, the Company has elected to combine the two products into one reportable segment.

        The Software product segment is comprised of the Cicero® product and the Ensuredmail product.  Cicero® is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications, while renovating or rejuvenating older legacy systems by making them usable in the business processes. Ensuredmail is an encrypted email technology that can reside on either the server or the desktop.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Year Ended December 31,
	2007	2006	2005
Revenue:
Software	27.7%	21.4%	51.9%
Maintenance	16.6%	12.3%	18.7%
Services	55.7%	66.3%	29.4%
Total	100.0%	100.0%	100.0%

Cost of revenue:
Software	1.0%	0.9%	2.0%
Maintenance	14.6%	21.8%	44.6%
Services	36.2%	56.2%	104.7%
Total	51.8%	78.9%	151.3%

Gross margin (loss)	48.2%	21.1%	(51.3)%

Operating expenses:
Sales and marketing	43.5%	35.6%	79.9%
Research and product development	31.5%	54.8%	113.5%
General and administrative	75.0%	124.1%	144.8%
(Gain) on disposal of assets	0.0%	(2.5)%	0.0%
Total	150.0%	212.0%	338.2%

Loss from operations	(101.8)%	(190.9)%	(389.5)%
Other (expense), net	(7.5)%	(117.5)%	(79.4)%
Loss before taxes	(109.3)%	(308.4)%	(468.9)%
Income tax provision (benefit)	0.0%	0.0%	0.0%

Net loss	(109.3)%	(308.4)%	(468.9)%

The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

	2007	2006	2005
United States	100%	100%	100%

 The table below presents information about reported segments for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	For the year ended December 31,
	2007	2006	2005
Total revenue	$1,808	$972	$785
Total cost of revenue	937	767	1,188
Gross margin (loss)	871	205	(403)
Total operating expenses	2,711	2,085	2,655
Segment loss	$(1,840)	$(1,880)	$(3,058)

A reconciliation of segment operating expenses to total operating expense follows (in thousands):

	2007	2006	2005
Segment operating expenses	$2,711	$2,085	$2,655
(Gain) on disposal of assets	--	(24)	--
Total operating expenses	$2,711	$2,061	$2,655

A reconciliation of total segment profitability to net loss follows for the fiscal years ended December 31 (in thousands):

	2007	2006	2005
Total segment profitability (loss)	$(1,840)	$(1,880)	$(3,058)
Gain on disposal of assets	--	24	--

Interest and other income/(expense), net	(135)	(1,141)	(623)
Net loss	$(1,975)	$(2,997)	$(3,681)

Years Ended December 31, 2007, 2006, and 2005

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

Total revenues increased 86% from $972,000 in 2006 to $1,808,000 in 2007. Revenues increased  24% from $785,000 in 2005 to $972,000 in 2006.   The increase in revenues in 2007 is primarily due to increased labor billings from integration contracts with the Company’s professional services staff (approximately $366,000) and software license revenue generated under an OEM contract with Merrill Lynch in December 2007 ($500,000). The increase in revenues in 2006 over 2005 reflects a change in the mix of revenues, wherein license revenues decreased and professional service revenues from consulting contracts increased. Gross profit margin (loss) was 48%, 21% and  (51%)  for 2007, 2006, and 2005, respectively.  Under the terms of the OEM agreement with Merrill Lynch, the Company will recognize two components of software revenue. The first component will be runtime licenses, and once those licenses are deployed by Merrill Lynch; the second component will be a monthly subscription fee for each license deployed. The Company may or may not incur additional license revenues under this OEM agreement.

Software Products. Software product revenue increased from $208,000 in 2006 to $501,000 in 2007 or approximately 141%. Software product revenue decreased approximately 49% in 2006 from those results achieved in 2005. The increase in software revenues in 2007 is attributed the Company entering into an OEM agreement with Merrill Lynch in December 2007.  In 2005, the Company was able to successfully deploy its software to several smaller integration engagements.

The gross margin (loss) on software products was 96% for each of the years ended December 31, 2007, 2006 and 2005.  Cost of software is composed primarily of royalties to third parties, and to a lesser extent, production and distribution costs. The Cicero® software technology and related patents was licensed by the Company on a worldwide basis from Merrill Lynch in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend the Company’s exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch’s rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. The Company is indemnified by Merrill Lynch with regard to the rights granted to Cicero® by them. In consideration for the original Cicero® license we issued to Merrill Lynch 10,000 shares of the Company’s common stock. In consideration for the amendment, the Company issued an additional 250,000 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement pursuant to which, the Company pays a royalty of 3% of the sales price for each sale of Cicero® software or related maintenance services. The royalties over the life of the agreement are not payable in excess of $20,000,000.

The Company expects to see significant increases in software sales coupled with improving margins on software products as Cicero® gains acceptance in the marketplace. The Company’s expectations are based on its review of the sales cycle that has developed around the Cicero® product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations.

Maintenance.  Maintenance revenues for the year ended December 31, 2007 increased by approximately 150% or $180,000 from 2006. Maintenance revenues for the year ended December 31, 2006 decreased by approximately 18% or $27,000 from 2005. The increase in maintenance revenues for 2007 is primarily attributed to one significant new maintenance customer during the year. The decline in maintenance revenues in 2006 reflects the non-renewal of one maintenance contract for the Cicero® product.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 12% for 2007. Gross margin (loss) on maintenance products for 2006 and 2005 were (76%) and (138%), respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero® product. The cost of maintenance should increase slightly.

Services.  Services revenue for the year ended December 31, 2007 increased by approximately 56% or $363,000 over the same period in 2006. Services revenue for the year ended December 31, 2006 increased by approximately 178% or $413,000 over the same period in 2005.  The increase in service revenues in each of the past two years are attributable to consulting engagements that were earned during the past two years.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin (loss) was 35%, 15%, and  (256%) for the years ended 2007, 2006, and 2005 respectively.

Services revenues are expected to increase as the Cicero® product gains acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses increased 127% or approximately $440,000 in 2007 and decreased by 45% or approximately $281,000 in 2006. The increase in sales and marketing expenses in 2007 is attributable to the establishment of a sales team and several marketing campaigns as well as a charge for stock compensation expense of approximately $97,000. In 2006, the Company had reduced its sales and marketing workforce, decreased promotional activities and  changed  the sales compensation structure. Specifically, the Company changed the compensation structure to lower fixed costs and increase variable success-based costs.

Sales and marketing expenses are expected to increase as the Company adds additional direct sales personnel and supports the sales function with collateral marketing materials and marketing events.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.  Research and development expense increased by 7% or $36,000 in 2007 as compared to 2006 and decreased by 40% or $358,000 in 2006 as compared to 2005. The increase in costs in 2007 as compared to 2006 reflects a charge for stock compensation expense of approximately $103,000 offset by general decreases in overhead costs and employee benefits. The decrease in costs in 2006 as compared to 2005 reflects the reduction in the number of employees by two plus associated overheads in 2006.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2007 increased by 12% or $150,000 over the prior year. The increase in general administrative costs reflects a charge for stock based compensation of approximately $363,000, net of reductions in general overheads and salary from its former Chief Information Officer who left the company in July 2007. In fiscal 2006, general and administrative expenses increased by 6% or $69,000 as compared to 2005. The increase in general administrative costs is primarily due to costs associated with the Company’s recapitalization plan in 2006.

General and administrative expenses are expected to slightly increase going forward as the Company’s revenues increase.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2007, 2006, or 2005. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company utilized $60,000 of cash for the year ended December 31, 2007

Operating activities utilized approximately $1,384,000 in cash, which was primarily comprised of the loss from operations of $1,975,000, offset by non-cash charges for depreciation and amortization of approximately $10,000, and stock compensation expense of $720,000 and a provision for doubtful accounts of $50,000. In addition, the Company had an increase in accounts receivable of $622,000, and prepaid expenses and other assets of $136,000. The Company generated approximately $478,000 in cash through an increase in the amount owing its creditors.

 The Company utilized approximately $17,000 in cash in the purchase of updating the Company’s network equipment.

The Company generated approximately $1,347,000 of cash during the year from financing activities from increases in issuance of common stock in private placement of $1,040,000 and from approximately $307,000 resulting from net borrowings of notes payable.

The Company generated $281,000 of cash for the year ended December 31, 2006

Operating activities utilized approximately $2,224,000 in cash, which was primarily comprised of the loss from operations of $2,997,000, offset by non-cash charges for depreciation and amortization of approximately $12,000, and stock compensation expense of $614,000 and a provision for doubtful accounts of $60,000. In addition, the Company had an increase in accounts receivable of $212,000, offset by a reduction of prepaid expenses and other assets of $31,000. The Company generated approximately $311,000 in cash through an increase in the amount owing its creditors.

 The Company utilized approximately $17,000 in cash in the purchase of updating the Company’s network equipment.

The Company generated approximately $2,528,000 of cash during the year from financing activities from increases in Convertible Bridge notes of $2,148,000 and from approximately $380,000 resulting from the issuance of common stock.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2007 with cash on hand from December 31, 2006, as well as through the use of proceeds from the private sale of its common stock and from short term borrowings.

The Company had a term loan in the principal amount of $1,971,000 from Bank Hapoalim bearing interest at LIBOR plus 1.5%). In October 2007, the Company agreed to restructure the Note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions (formerly Liraz Systems Ltd.). Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 is due on January 31, 2009 and the balance is due on December 31, 2011.  In November 2006, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to October 31, 2007. Under the terms of the agreement with Liraz, the Company agreed to issue 60,000 shares of its common stock. Based upon fair market value at the time of issuance, the Company recognized $240,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2006. In addition, since the contingency surrounding the warrants granted in the prior years’ debt extension was removed, the Company also recognized $72,000 as the value of these warrants and as loan amortization costs in the Statement of Operations for the year ended December 31, 2006. In November 2005, The Company and Liraz Systems Ltd. agreed to extend its guaranty on the term loan with Bank Hapoalim, and to extend the maturity date on the loan to November 15, 2006. Under the terms of the agreement with Liraz, the Company agreed to issue 24,000 shares of its common stock and granted a warrant to purchase an additional 36,000 shares of our common stock at an exercise price of $0.20 per share. Based upon fair market value at the time of issuance, the Company recognized $48,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2005. Because the warrants are contingently issuable upon an event outside the control of the Company (the proposed Plan of Recapitalization), the Company did not recognize any value to these warrants until the contingency is removed.

In October 2007, the Company completed a private sale of shares of its common stock to a group of investors, four of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 2,169,311 shares of its common stock for $0.2457 per share for a total of $533,000. Participating in this consortium were Mr. John L. (Launny) Steffens, the Company’s Chairman, and Messrs. Bruce Miller, Don Peppers, and Bruce Percelay, members of the Board.  Mr. Steffens converted the principal amount of his short term notes with the Company of $250,000 for 1,017,501 shares of common stock.  Mr. Miller invested $20,000 for 81,400 shares of common stock, Mr. Peppers acquired 101,750 shares for a $25,000 investment and Mr. Bruce Percelay acquired 40,700 shares for a $10,000 investment.

In February 2007, the Company completed a private sale of shares of its common stock to a group of investors, three of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 3,723,007 shares of its common stock for $0.1343 per share for a total of $500,000. Participating in this offering were Mr. Mark Landis, who was the Company’s Chairman at that time and Mr. Bruce Miller, who is a Board member. Mr. Landis acquired 74,460 shares for a $10,000 investment and Mr. Miller acquired 148,920 shares for a $20,000 investment. In May 2007, Mr. John L. (Launny) Steffens was elected Chairman of the Board of Directors.  Prior to his election, Mr. Steffens had participated in the private purchase of shares acquiring 1,006,379 shares for an investment of $135,157.

In October 2007, the Company entered into a Long Term Promissory Note in the amount of $300,000 with Mr. John L Steffens, our chairman. The Note bears interest at 3% per annum and matures on October 30, 2009. In order to bring the interest rate on the Note in compliance with arm’s length regulations, the Company also issued 188,285 warrants to purchase the Company’s common stock at $0.18 each. The warrants were valued using the Black Scholes method and a fair value of $34,230 was charged to stock compensation expense in the fourth quarter of 2007. The warrants expire in 10 years. The Company used the proceeds from that loan to pay down the debt to Bank Hapoalim as noted above.

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

The Company believes that the plan of recapitalization will have a positive impact on the future operations of the Company and its ability to raise additional capital that it will need to continue operations, however, there can be no assurance that management will be successful in executing as anticipated or in a timely enough manner.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  If the Company is unable to increase cash flow or obtain financing, it may not be able to generate enough capital to fund operations for the next twelve months.  We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months. At our current rates of expense and assuming revenues for the next twelve months at the annualized rate of revenue for the year ended 2007, we will be able to fund planned operations with existing capital resources for a minimum of seven months and experience negative cash flow of approximately $1.25 million during the next twelve months to maintain planned operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company incurred a net loss of approximately $1,975,000 for the year ended December 31, 2007 in addition to net losses of approximately $6,678,000 for the previous two fiscal years. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2007, the Company had a working capital deficiency of approximately $6,132,000.  The Company’s future revenues are entirely dependent on acceptance of Cicero®, which has had limited success in commercial markets to date. Accordingly, there is substantial doubt that the Company can continue as a going concern and the independent auditor’s report accompanying our financial statements raises doubts about our ability to continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have expressed interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. Cicero® software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero®’s integration occurs at the desktop level without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® software through increased marketing and leveraging our limited number of reference accounts, while enhancing our list of resellers and systems integrators to assist in the sales and marketing process.

The emergence of competing technologies has also increased the awareness of this new technology. Additionally, we must seek additional equity capital or other strategic transactions in the near term to provide additional liquidity.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2007 are as follows (in thousands):

	2008	2009	2010	2011	Total
Short and long-term debt, including interest payments	$1,647	$699	$40	$711	$3,097
Service purchase commitments	175	--	--	--	175
Operating leases	103	97	101	--	301
Capital leases	2	--	--	--	2
Total	$1,927	$796	$141	$711	$3,575

Short and long-term debt, including interest payments, includes an outstanding indebtedness of approximately $1,021,000 term loan with BluePhoenix Solutions, a long term promissory note of $300,000 with the Company’s Chairman, Mr. John L. Steffens, and a $250,000 short-term note with SDS Merchant Fund.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2008, the Company will pay Mr. Broderick a base salary of $175,000 and performance bonuses in cash of up to $100,000 per annum based upon certain revenue goals and operating metrics as determined by the Compensation Committee of the Board of Directors of the Company. In addition, Mr. Broderick is eligible for additional bonuses should the targeted pre tax income be exceeded by 150%. Upon termination of Mr. Broderick's employment by the Company without cause, the Company has agreed to provide Mr. Broderick with a lump sum payment of one year of Mr. Broderick’s then current base salary and payment of all deferred salaries and bonuses within thirty (30) days of termination. In addition, all then outstanding but unvested stock options shall vest one hundred percent (100%).

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

Capitalization and Valuation of Software Product Technology.  Our policy on capitalized software costs determines the timing of our recognition of certain development costs.  In addition, this policy determines whether the cost is classified as development expense or cost of software revenue.  Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.  Additionally, we review software product technology assets for net realizable value at each balance sheet date.  Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time. As of December 31, 2007 and 2006 the Company had $0 in capitalized software product technology.

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future.  At December 31, 2007, we had a valuation allowance of $98,053,000 against $98,053,000 of gross deferred tax assets.  We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2007, the Company has net operating loss carryforwards of approximately $230,847,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2008 and 2027. A substantial portion of these carryforwards is restricted to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement 115”.  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge provisions.  Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, “Accounting for Certain Investment in Debt and Equity Services,” applies to all entities with available-for-sale and trading securities.  The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

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

Item 9A.      Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Margolis & Company P.C., and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

(b) Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s condensed consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c) Management’s Assessment of Internal Control over Financial Reporting

The management of Cicero Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Under the direction of Chief Executive Officer and Chief Financial Officer, management began an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management was not able to complete its testing to determine that the identified controls were effective. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  Management has discussed the controls and procedures issues with the Audit Committee.  However, at this time, with the consideration of the Audit Committee,  management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation, and report to the Audit Committee and the registered public accounting firm to the Company about this condition.  Based on our overall controls, and taking into account the reporting and interaction by our Audit Committee and Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

(d) Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers:
Name	Age	Position(s)
John L Steffens	66	Director and Chairman
John Broderick	58	Director and Chief Executive Officer/Chief Financial Officer
Anthony C. Pizi	48	Director
Mark Landis	66	Director
Bruce W. Hasenyager	66	Director
Jay R. Kingley	46	Director
Charles B. Porciello	72	Director
Bruce D. Miller	57	Director
Bruce A. Percelay	52	Director
John W. Atherton	65	Director
Don Peppers	57	Director

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

Anthony C. Pizi
Director since August 2000.

Mr. Pizi is presently the CIO of the Asset Management Platform Services Group of Deutsche Bank AG. Mr. Pizi was the Company’s Chief Information Officer until August 2007 and served as Chief Executive Officer and Chief Technology Officer from February 2001 to July 2005. Mr. Pizi also served as Chairman of the Board of Directors from December 1, 2000 until March 7, 2005 and from June 1, 2005 until July 22, 2005. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group.  Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his B.S. in Engineering from West Virginia University.

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

Don Peppers
Director since June 2007.

Mr. Peppers has been a director since June 20, 2007.  Mr. Peppers formed Marketing 1:1, Inc. in January 1992 which became Peppers & Rogers Group, a customer-centered management consulting firm with offices located in the United States, Europe, Latin America and South Africa.  In August 2003, Peppers & Rogers Group joined Carlson Marketing. From October 1990 to January 1992, Mr. Peppers was the Chief Executive Officer of Perkins/Butler Direct Marketing, a top-20 U.S.-direct-marketing agency.  Prior to marketing and advertising, he worked as an economist in the oil business and as the director of accounting for a regional airline. Mr. Peppers holds a Bachelor's Degree in astronautical engineering from the U.S. Air Force Academy, and a Master's Degree in public affairs from Princeton University's Woodrow Wilson School.

Board Meetings

The Board met eight (8) times during the year ended December 31, 2007.  The standing committees of the Board include the Compensation Committee, the Audit Committee and the Nominating Committee. Stockholders are encouraged to communicate with Board members via our investor relations department, and such communications are either responded to immediately or referred to our chief executive officer for a response. During fiscal 2007, each of the incumbent directors, during his period of service, attended at least 75% of the total number of meetings held by the Board.

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

Director Compensation

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock which may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. In August 2007, outside directors were each granted an option to purchase 5,000 shares of common stock at a price equal to the fair market value on the date of grant. The value of these awards was $2,609.  These options vest on the one year anniversary of the date of grant provided that the director is still an active member of the Board of Directors. In addition, each outside director who serves on either the Audit Committee, the Compensation Committee or as the Chairman of the Board, were each granted an additional option to purchase 3,000 shares of common stock at a price equal to the fair value on the date of grant. The value of these awards was $1,565.  These options also vest on the one year anniversary of the date of grant and carry the same service requirements.

In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 120 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. In January 2002, the board of directors approved an amendment to the Outside Director Stock Incentive Plan to provide an increase in the number of options to be granted to outside directors to 240.  These options vest over a three-year period in equal increments upon the eligible director’s election to the Board, with the initial increment vesting on the date of grant.  The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common stock in lieu of cash, subject to approval by the board of directors. In addition, the plan permits the board of directors to grant discretionary awards to eligible directors under the plan.  None of the Company’s directors received additional monetary compensation for serving on the Board of Directors of the Company in 2007.

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

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally six times during our fiscal year ended December 31, 2007. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Code of Ethics and Conduct

Our Board of Directors has adopted a code of ethics and a code of conduct that applies to all of our directors, Chief Executive Officer, Chief Financial Officer, and employees.  We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of the code of ethics or code of conduct, please send your written request to Cicero Inc., Suite 542, 8000 Regency Pkwy, Cary, North Carolina 27518, Attn: Corporate Secretary.  The code of ethics is also available on the Company’s website at www.ciceroinc.com.

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

 The members of the Compensation Committee are Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the Chief Executive Office of Pilar Services Inc., a reseller partner.  We have recognized approximately $1,000 and $100,000 in revenues with Pilar Services Inc. during 2007 and 2006, respectively.  There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

General Compensation Philosophy

 As a technology company, we operate in an extremely competitive and rapidly changing industry. We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long term value of our company. The Compensation Committee’s philosophy and objectives in setting compensation policies for executive officers are to align pay with performance, while at the same time providing fair, reasonable and competitive compensation that will allow us to retain and attract superior executive talent. The Compensation Committee strongly believes that executive compensation should align executives’ interests with those of shareholders by rewarding achievement of specific annual, long-term and strategic goals by the Company, with an ultimate objective of providing long-term stockholder value. The specific goals that our current executive compensation program rewards are focused primarily on revenue growth and profitability. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executive officers should include a mix of both cash and equity based compensation that reward performance as measured against established goals. As a result, the principal elements of our executive compensation are base salary, non-equity incentive plan compensation, long-term equity incentives generally in the form of stock options and/or restricted stock and post-termination severance and acceleration of stock option vesting upon termination and/or a change in control.

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

Base Salary

 The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2008.

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

 Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $100,000 for achieving targeted pre tax income for fiscal 2008. In addition, Mr. Broderick is eligible for additional bonuses should the targeted pre tax income be exceeded by 150%.

Long-Term Equity Incentive Awards

 The Company presently has one equity-based compensation plan, entitled Cicero Inc. 2007 Employee Stock Option Plan, which will require stockholder approval. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at December 31, 2007, 1,999,240 shares were available for future option grants and awards. The Company’s previous equity-based compensation plan, entitled Level 8 Systems 1997 Employee Stock Option Plan, expired during fiscal 2007. There are 28,265 options outstanding under that plan.

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

 In August 2007, the Board of Directors approved a stock option grant to Mr. Broderick, our CEO, for 549,360 shares of common stock at the fair market value on the date of grant. The Company has also agreed to grant Mr. Pizi a stock option grant of 122,080 shares of the Company at the fair market value on the date of grant. Vesting of Mr. Broderick’s grant will be over 2 years with one third being vested immediately upon the date of grant and one third on each of the next two anniversaries of the date of grant. Mr. Pizi’s grant was vested immediately however, he failed to exercise his options within 90 days of his separation from the Company and those shares were forfeited.

 Coincidental with the grant of stock options to our named executives, the Company granted a restricted stock award to Mr. Broderick. Mr. Broderick will receive a restricted stock award equal to 1.35% of the fully diluted shares of the Company. The restricted stock award will vest upon the termination or resignation of the named executive or upon a change in control of the Company.

 The grants to our named executives during fiscal 2007 reflect the absence of any grants since 2004. Our focus as a Company and for our Chief Executive Officer was to complete the Plan of Recapitalization that was approved by shareholders in November 2006 and effective with our filing our Amended and Restated Certificate with the State of Delaware in January 2007. The 2007 grant is intended to satisfy three fiscal years of equity incentive awards and to bring our named executive ownership in the Company up to competitive levels.

 Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. During 2007, the Compensation Committee approved grants totaling 2,084,733 shares to employees and directors of the Company. These were the first grants made in the past two years.  The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.

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

Submitted by the Compensation Committee of the Board

Jay Kingley
Charles Porciello

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2007.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Option Awards (2)	Non- Equity Incentive Plan Compensation(3)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation(5)	Total
John P. Broderick Chief Executive Officer Chief /Financial Officer, Corporate Secretary	2007	$175,000	$37,396	$125,838	--	--	$6,862	$345,096
Anthony C. Pizi Chief Information Officer (6)	2007	$78,840	--	$63,543	$15,289	--	$504	$158,176

(1)
In August 2007, the Company issued Mr. Broderick a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination or a change of control. The Company used the Black-Scholes method to value these shares and assumed a life of 10 years.

(2)
The Company issued 549,360 options to Mr. Broderick in August 2007. The fair market on the date of grant was $0.51 each. The options vested one-third immediately and the balance on each of the next two anniversaries of the date of grant. The Company issued 122,080 options to Mr. Pizi in August 2007. The fair market value on the date of grant was $0.51 each. Mr. Pizi’s options vested immediately however he failed to exercise these options within 90 days of separation from the Company and therefore they were cancelled on November 30, 2007.

(3)	Non-equity incentive plan compensation includes commission on revenue for named executive earned during fiscal year ended December 31, 2007.

(4)	The Company had no nonqualified deferred compensation arrangements with named executive officers in the fiscal year ended December 31, 2007.

(5)	Other compensation includes the Company’s portion of major medical insurance premiums and long term disability premiums for named executives during fiscal year ended December 31, 2007.

(6)	Mr. Pizi resigned as the Company’s Chief Information Officer effective July 31, 2007.

Grants of Plan Based Awards

The Company awarded 549,360 stock options to the named executive during fiscal 2007.  The Company did not award any stock appreciation rights (“SARs”) during fiscal 2007.

The following table presents the number and values of exercisable options as of December 31, 2007 by the named executive.

Outstanding Equity Awards at December 31, 2007
Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)	Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested (8)	Market Value of Shares of Stock That Have Not Vested
John P. Broderick	500 (1)	--	$400.00	05/17/2011
	250 (2)	--	$175.00	09/25/2011
	909 (3)	--	$174.00	12/03/2011
	1,000 (4)	--	$39.00	07/08/2012
	4,950 (5)	--	$26.00	04/24/2013
	5,000 (6)	--	$31.00	02/18/2014
	183,120 (7)	366,240 (7)	$0.51	08/17/2017
					549,630	$ 126,415

(1)	These options were granted on May 17, 2001. This stock option vested and became exercisable in four equal installments with the first installment vesting on May 17, 2002.

(2)	These options were granted on September 25, 2001. This stock option vested and became exercisable in four equal annual installments with the first installment vesting on September 25, 2002.

(3)	These options were granted on December 3, 2001. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on December 3, 2001.

(4)	These options were granted on July 8, 2002. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on July 8, 2002.

(5)	These options were granted on April 24, 2003. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on April 24, 2003.

(6)	These options were granted on February 18, 2004. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on February 18, 2004.

(7)	These options were granted on August 17, 2007. This stock option vests in three equal installments with the first installment vesting on August 17, 2007.

(8)	These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.

Options Exercised and Stock Vested

The named executive did not exercise any options during the year ended December 31, 2007. All of Mr. Broderick’s outstanding options are fully vested except for those identified in the table above.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2008, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $300,000 per annum based upon certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to named executive has been estimated in the table below. Since all options held by the executive are out-of-the-money, and fully vested, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2004 and 2005 plus accrued but unpaid bonuses from 2003.

	Compensation
	Base Salary	Non-equity Compensation Plan	Restricted Shares Award	Unvested Option Shares Accelerated	Deferred Compensation	Continua-tion of Medical Benefits	Total Compensation and Benefits
John P. Broderick
Death	$--	$--	$252,951	$--	$175,000	$--	$427,951
Disability	--	--	252,951	--	175,000	--	427,951
Involuntary termination without cause	175,000	--	252,951	--	175,000	--	602,951
Change in Control	175,000	--	252,951	--	175,000	--	602,951

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of December 31, 2007 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The named person has furnished stock ownership information to the Company. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before December 31, 2007 upon the exercise of stock options as well as exercise of warrants. The chart is based on 43,805,508 common shares outstanding as of December 31, 2007.   Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

	Common Stock
Name of Beneficial Owner	No. of Shares		Percent of Class
Ahab International Ltd. (1)	4,559,927	(2)	10.5%
Ahab Partners LP (1)	3,833,723	(3)	8.77%
John L. Steffens (4)	4,515,831	(5)	10.3%
Mark and Carolyn P. Landis (6)	5,104,863	(7)	11.6%
BluePhoenix Solutions (8)	2,546,149	(9)	5.81%
Anthony C. Pizi	1,397,634	(10)	3.2%
Bruce Miller	1,567,246	(11)	3.6%
Bruce Percelay	1,073,486	(12)	2.5%
John P. Broderick	748,337	(13)	1.7%
John W. Atherton	148,884	(14)	*
Bruce W. Hasenyager	33,652	(15)	*
Don Peppers	101,750	(16)	*
Charles Porciello	80,286	(17)	*
Jay R. Kingley	1,000	(18)	*
All current directors and executive officers as a group (11 persons)	14,027,780	(19)	32.0%

*	Represents less than one percent of the outstanding shares.

1.	The address of Ahab International Ltd. and Ahab Partners LP is 299 Park Avenue New York, New York 10171.

2.
As of December 31, 2007, Ahab International Ltd. owns 4,587,415 shares of common stock and 13,347 shares issuable upon the exercise of warrants.  The exercise prices of the warrants are as follows: 3,194 at $40.00 per share, and 9,318 at $10.00 per share.

3.
As of December 31, 2007, Ahab Partners LP. owns 3,833,723 shares of common stock and 6,738 shares issuable upon the exercise of warrants.  The exercise prices of the warrants are as follows: 1,720 at $40.00 per share, and 5,018 at $10.00 per share.

4.	The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.

5.
Includes 4,293,470 shares of common stock, 14,832 shares of the Series A-1 Convertible Preferred Stock and 207,529 shares issuable upon the exercise of warrants. The exercise prices of the warrants are as follows: 4,912 at $40.00 per share, 14,332 at $10.00 per share and 188,285 at $0.18 per share.

6.	The address of Mark and Carolyn P. Landis is 503 Lake Drive, Princeton, New Jersey 08540.

7.
Includes 3,748,155 shares of common stock, 1,326,136 shares of the Series A-1 Convertible Preferred Stock,  and 30,572 shares issuable upon the exercise of warrants. The exercise prices of the stock options and warrants are at $0.51 and $10.00 per share respectively.     Disclaims beneficial ownership of 35,572 shares because they are anti-dilutive.

8.	The address of BluePhoenix Solutions is 8 Maskit Street, PO Box 2062, Herzlia, Israel 46120.

9.	Includes 2,546,149 shares of common stock

10.
Includes 1,274,951 shares of common stock, 111.016 shares of the Series A-1 Convertible Preferred Stock, and 11,667 shares of common stock issuable upon the exercise of warrants.  The exercise price of warrants is $10.00 per share of common stock.

11.
Consists of 996,813 shares of common stock, 42.000 shares of the Series A-1 Convertible Preferred Stock, and 15,652 shares of common stock issuable upon the exercise of warrants.  The exercise prices of the warrants are as follows:  2,457 at $40.00 per share, and 13,195 at $10.00 per share.  Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds 491,267 shares of common stock, 18.000 shares of the Series A-1 Convertible Preferred Stock, and 3,514 shares of common stock issuable upon the exercise of warrants at $10.00 per share.

12.	Consists of 1,073,486 shares of common stock.

13.
Includes 3,248 shares of common stock,  195,729 shares subject to stock options exercisable within sixty (60) days and 549,360 shares of restricted stock that is awarded upon resignation or termination and change of control.

14.	Includes 148,784 shares of common stock, and 100 shares of common stock held in a self-directed IRA.

15.
Consists of 32,652 shares of common stock and 1,000 shares subject to stock options exercisable within sixty (60) days.  Disclaims beneficial ownership of 1,000 shares of common stock because they are anti-dilutive.

16.	Includes 101,750 shares of common stock

17.	Consists of 80,286 shares of common stock.

18.	Consists of 1,000 shares subject to stock options exercisable within sixty (60) days.

19.	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 7-14 to our financial statements.

Item 13.     Certain Relationships and Related Transactions.

Sale of Common Stock

In October 2007, the Company completed a private sale of shares of its common stock to a group of investors, four of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 2,169,311 shares of its common stock for $0.2457 per share for a total of $533,000. Participating in this consortium were Mr. John L. (Launny) Steffens, the Company’s Chairman, and Messrs. Bruce Miller, Don Peppers, and Bruce Percelay, members of the Board.  Mr. Steffens converted the principal amount of his short term notes with the Company of $250,000 for 1,017,501 shares of common stock.  Mr. Miller invested $20,000 for 81,400 shares of common stock, Mr. Peppers acquired 101,750 shares for a $25,000 investment and Mr. Bruce Percelay acquired 40,700 shares for a $10,000 investment.

In February 2007, the Company completed a private sale of shares of its common stock to a group of investors, three of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 3,723,007 shares of its common stock for $0.1343 per share for a total of $500,000. Participating in this offering were Mr. Mark Landis, who was the Company’s Chairman at that time and Mr. Bruce Miller, who is a Board member. Mr. Landis acquired 74,460 shares for a $10,000 investment and Mr. Miller acquired 148,920 shares for a $20,000 investment. In May 2007, Mr. John L. (Launny) Steffens was elected Chairman of the Board of Directors.  Prior to his election, Mr. Steffens had participated in the private purchase of shares acquiring 1,006,379 shares for an investment of $135,157.

In March 2008, the Company was notified that a group of investors including two members of the Board of Directors acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note is unsecured and bears interest at 10% per annum. Also in March, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. The total principal and interest amounted to $361,827 and is being converted into 1,417,264 shares of common stock. Mr. John Steffens, the Company’s Chairman, will acquire 472,516 shares and Mr. Bruce Miller, also a member of our Board of Directors, will acquire 472,374 shares.

Loans from Related Parties

In October 2007, the Company entered into a long-term promissory note with John L. (Launny) Steffens, the Chairman on the Board of Directors, as part of the restructuring of the Note payable to Bank Hapoalim.  The Note bears interest of 3% and matures in October 2009. The Company also granted Mr. Steffens 188,285 warrants to purchase common stock at $0.18 each. The Company used the Black Scholes method to value the warrants and recorded a stock compensation charge and additional paid-in capital in the amount of $34,230. At December 31, 2007, the Company was indebted to Mr. Steffens in the amount of $300,000.

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2007, the Company was indebted to Mr. Steffens in the amount of $40,000.

During 2005, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Information Officer, for various working capital needs. The Notes bear interest at 1% per month and are unsecured. At December 31, 2007, the Company was indebted to Mr. Pizi in the amount of $9,000.

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

Borrowings and Commitments from BluePhoenix Solutions

BluePhoenix Solutions guaranteed certain debt obligations of the Company. In October 2007, the Company agreed to restructure the Note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 is due on January 31, 2009 and the balance is due on December 31, 2011.  In November 2006, the Company and BluePhoenix (formerly Liraz Systems Ltd.) agreed to extend its guaranty on the term loan and with Bank Hapoalim, to extend the maturity date on the loan until October 31, 2007. Under the terms of the agreement with Liraz, the Company agreed to issue 60,000 shares of its common stock. Based upon the fair market value at the time of issuance, the Company recognized $240,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2006. In November 2005, the Company and  Liraz Systems Ltd. agreed to extend its guaranty on the term loan and with Bank Hapoalim, to extend the maturity date on the loan to October 30, 2006. Under the terms of the agreement with Liraz, the Company agreed to issue 24,000 shares of its common stock and granted a warrant to purchase an additional 36,000 shares of our common stock at an exercise price of $0.20 per share. Based upon fair market value at the time of issuance, the Company recognized $48,000 as loan amortization costs in the Statement of Operations for the year ended December 31, 2005.

Transactions with Board Members

During 2006, under an existing reseller agreement, the Company recognized $100,000 of software revenue with Pilar Services, Inc. Pilar Services is presently owned and managed by Charles Porciello who is a member of our Board of Directors. As of December 31, 2007, the receivable was still outstanding and the Company has reserved for possible doubtful accounts.

Director Independence

Our board of directors currently consists of eleven members.  They are John L. Steffens, John P. Broderick, Mark Landis, Anthony C. Pizi, Bruce Hasenyager, Jay Kingley, Bruce D. Miller, Charles Porciello, Bruce Percelay, John W. Atherton, and Don Peppers.  Mr. Steffens is the Company’s Chairman of the Board and Mr. Broderick is the Chief Executive Officer and Chief Financial Officer.  The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007).  Under such definition, Messrs. Steffens, Hasenyager, Kingley, Miller, Porciello, Percelay, Atherton and Peppers are independent directors.

Item 14.     Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Margolis & Company P.C. audited our financial statements for each of the years ended December 31, 2007 and 2006.

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Margolis & Company P.C. for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2007 and 2006 (and reviews of quarterly financial statements on form 10-Q), were $44,000 and $36,000 respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees paid to Margolis & Company P.C. for fiscal years 2007 and 2006.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Margolis & Company P.C. for these services in 2007 and 2006.

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

Audit Committee’s Pre-Approval Policies

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

(A)           Financial Statements

The following financial statements of the Company and the related reports of Independent Registered Public Accounting Firms thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits

The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(B)	Reports on Form 8-K

On July 26, 2007, the Company filed a Form 8-K announcing the resignation of Mr. Anthony Pizi, the Company’s Chief Information Officer.

On June 20, 2007, the Company filed a Form 8-K reporting the election of Mr. Don Peppers to the Board of Directors

On May 16, 2007, the Company filed a Form 8-K reporting the election of  Mr. John L Steffens as a member and Chairman of the Board of Directors

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

On May 15, 2006, the Company filed a Form 8-K reporting the election of Mr. John W. Atherton to the Board of Directors.

On March 9, 2006, the Company filed a Form 8-K reporting the resignation of Frederic Mack as a member of the Board of Directors.

On January 13, 2006, the Company filed a Form 8-K reporting the election of Mr. Bruce Percelay to the Board of Directors.

(C)           Exhibits

Exhibit Number	Description

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

4.13	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).

4.13A	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).

4.14	Form of Stock Purchase Warrant issued to Purchasers in the October 2003 Private Placement (incorporated by reference to exhibit 4.9 to Level 8’s Form 10-K, filed March31, 2004).

4.16	Form of Series A3 Stock Purchase Warrant (incorporated by reference to exhibit 10.2 of Level 8’s Form 10-Q filed November 15, 2002).

4.17	Form of Series B3 Stock Purchase Warrant (incorporated by reference to exhibit 10.3 of Level 8’s Form 10-Q filed November 15, 2002).

4.18	Form of Series C Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Level 8’s Form 8-K filed August 27, 2002)

4.19	Form of Long term Promissory Note Stock Purchase Warrant (filed herewith)

10.1	Securities Purchase Agreement for Consortium IV (incorporated by reference to exhibit 10.1 to Cicero Inc.’s Form 10-K/A filed July 11, 2007).

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

10.12A	OEM License Agreement between Cicero Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed herewith).

10.12A	Software Support and Maintenance Schedule between Cicero Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed herewith).

10.15	Employment Agreement between Anthony Pizi and the Company effective January 1, 2007 (filed herewith).*

10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2007 (filed herewith).*

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

10.20A
Addendum #1 to the Lease Agreement for Cary, N.C. offices, dated July 6, 1998 (incorporated by reference to exhibit 10.58 to Seer Technology Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 000-26194).

10.20B
Amendment to Lease Agreement for Cary, N.C. offices, dated January 21, 1999 (incorporated by reference to exhibit 10.21A to Level 8's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.21	Lease Agreement for Cary, N.C. offices, dated August 16, 2007, between Cicero Inc. and Regency Park Corporation (filed herewith).

10.22	Cicero Inc. 2007 Employee Stock Option Plan (filed herewith).

10.23	Agreement and Promissory Note of Cicero Inc,, dated October 30, 2007 among Cicero Inc. and BluePhoenix Solutions Ltd. (filed herewith).

10.24	Promissory Note of Cicero Inc., dated October 29, 2007 among Cicero Inc. and John L. Steffens (filed herewith).

10.25	Securities Purchase Agreement, dated as of February 26, 2007, by and among Cicero Inc. and the Purchasers in the February Private Placement (filed herewith).

10.26	Securities Purchase Agreement, dated as of August 15, 2007, by and among Cicero Inc. and the Purchasers in the August Private Placement (filed herewith).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

22.1	Consent of Margolis & Company P.C. (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*        Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer
Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature /s/ John L. Steffens	Title Chairman of the Board	Date March 31, 2008
John L. Steffens /s/ John P. Broderick	Chief Executive Officer/Chief Financial Officer	March 31, 2008
John P. Broderick /s/ Mark Landis	(Principal Executive Officer) Director	March 31, 2008
Mark Landis /s/ Anthony C. Pizi	Director	March 31, 2008
Anthony C. Pizi /s/ Bruce Hasenyager	Director	March 31, 2008
Bruce Hasenyager /s/ Jay Kingley	Director	March 31, 2008
Jay Kingley /s/ Bruce D. Miller	Director	March 31, 2008
Bruce D. Miller /s/ Charles Porciello	Director	March 31, 2008
Charles Porciello /s/ Bruce Percelay	Director	March 31, 2008
Bruce Percelay /s/ John W. Atherton	Director	March 31, 2008
John W. Atherton /s/ Don Peppers	Director	March 31, 2008
Don Peppers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Cicero Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2007.  Cicero Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cicero Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Margolis & Company P.C.
Certified Public Accountants

Bala Cynwyd, PA
March 10, 2008

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$250	$310
Assets of operations to be abandoned	79	80
Trade accounts receivable, net	692	170
Prepaid expenses and other current assets	208	22
Total current assets	1,229	582
Property and equipment, net	22	15
Total assets	$1,251	$597
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 5)	$1,235	$2,899
Accounts payable	2,489	2,360
Accrued expenses:
Salaries, wages, and related items	1,002	1,012
Other	2,072	1,732
Liabilities of operations to be abandoned	455	435
Deferred revenue	108	38
Total current liabilities	7,361	8,476
Long-term debt (Note 6)	1,323	33
Total liabilities	8,684	8,509
Commitments and contingencies (Notes 14 and 15)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,603.6 shares issued and outstanding at December 31, 2007, $500 per share liquidation preference (aggregate liquidation value of $802) and 1,763.5 shares issued and outstanding at December 31, 2006, $500 per share liquidation preference (aggregate liquidation value of $880)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2007 and 2006, respectively; 43,805,508 and 35,182,406 issued and outstanding at December 31, 2007 and 2006, respectively (Note 2)	44	35
Additional paid-in-capital	228,858	226,407

Accumulated deficit	(236,320)	(234,345)
Accumulated other comprehensive loss	(15)	(9)
Total stockholders' deficit	(7,433)	(7,912)
Total liabilities and stockholders' deficit	$1,251	$597

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Software	$501	$208	$407
Maintenance	300	120	147
Services	1,007	644	231
Total operating revenue	1,808	972	785
Cost of revenue:
Software	19	9	16
Maintenance	264	212	350
Services	654	546	822
Total cost of revenue	937	767	1,188
Gross margin (loss)	871	205	(403)
Operating expenses:
Sales and marketing	786	346	627
Research and product development	569	533	891
General and administrative	1,356	1,206	1,137
(Gain) on disposal of assets	-	(24)	-
Total operating expenses	2,711	2,061	2,655
Loss from operations	(1,840)	(1,856)	(3,058)
Other income (charges):
Interest expense	(257)	(853)	(593)
Other	122	(288)	(30)
	(135)	(1,141)	(623)

Net loss	$(1,975)	$(2,997)	$(3,681)

Accretion of preferred stock and deemed dividends	-	5,633	-
Net loss applicable to common stockholders	$(1,975)	$(8,630)	$(3,681)
Loss per share:
Net loss applicable to common stockholders - basic and diluted	$(0.05)	$(0.25)	$(8.27)

Weighted average common shares outstanding - basic and diluted	36,771	35,182	445

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2004	43,304	$43	33	--	$210,142	$(222,034)	$(8)	$(11,857)
Conversion of preferred shares to common	395				--			--
Shares issued as compensation	961	2			101			103
Shares issued for bank guarantee	2,400	2			45			47
Conversion of senior convertible redeemable preferred stock	957	1			306			307
Foreign currency translation adjustment							5	5
Net loss					_	(3,681)		(3,681)
Balance at December 31, 2005	48,017	48	33	--	210,594	(225,715)	(3)	(15,076)
Reversed stock split 100:1	(47,536)	(48)	(33)		48			--
Balance at December 31, 2005 as adjusted for stock split	481	--	--	--	210,642	(225,715)	(3)	(15,076)
Shares issued from conversion of senior reorganization debt	3,438	3			1,705			1,708
Shares issued from conversion of convertible bridge notes	30,508	32			3,877			3,909
Shares issued for bank guarantee	96				312			312
Shares issued from short term debt conversion	224				190			190
Shares issued from conversion of convertible promissory notes			2		992			992
Conversion of senior convertible redeemable preferred stock					1,061			1,061
Conversion of warrants	99				1,086			1,086
Shares issued for interest conversion	211				629			629
Shares issued as compensation	125				280			280
Accretion of preferred stock					529	(529)		--
Deemed dividend					5,104	(5,104)		--
Foreign currency translation adjustment							(6)	(6)
Net loss						(2,997)		(2,997)
Balance at December 31, 2006	35,182	35	2	--	226,407	(234,345)	(9)	(7,912)
Shares issued for private placement	5,892	6			1,034			1,040
Shares issued for litigation settlement	25				50			50
Conversion of preferred shares to common	160							--
Options issued as compensation					650			650
Restricted shares issued as compensation					36			36
Warrant issued					34			34
Shares issued with refinancing of debt	2,546	3			647			650
Foreign currency translation adjustment							(6)	(6)
Net loss						(1,975)		(1,975)
Balance at December 31, 2007	43,805	$44	2	--	$228,858	$(236,320)	$(15)	$(7,433)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Net loss	$(1,975)	$(2,997)	$(3,681)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6)	(6)	5
Comprehensive loss	$(1,981)	$(3,003)	$(3,676)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(1,975)	$(2,997)	$(3,681)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	10	12	11
Stock compensation expense	720	614	149
Provision (credit) for doubtful accounts	50	60	(12)
Gain on disposal of assets	--	24	--
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	(622)	(212)	146
Assets and liabilities of operations to be abandoned	21	(27)	(29)
Prepaid expenses and other assets	(136)	31	55
Accounts payable and accrued expenses	478	311	804
Deferred revenue	70	(40)	(7)
Net cash (used in) operating activities	(1,384)	(2,224)	(2,564)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(17)	(6)
Net cash (used in) investing activities	(17)	(17)	(6)
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	1,040	380	--
Borrowings under credit facility, term loans and notes payable	984	2,148	2,542
Repayments of term loans, credit facility and notes payable	(677)	--	(55)
Net cash provided by financing activities	1,347	2,528	2,487
Effect of exchange rate changes on cash	(6)	(6)	5
Net increase (decrease) in cash and cash equivalents	(60)	281	(78)
Cash and cash equivalents at beginning of year	310	29	107
Cash and cash equivalents at end of year	$250	$310	$29

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$5	$20	$1
Interest	$264	$865	$645

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2007

During 2007, the Company issued 24,793 shares of common stock to Critical Mass Mail as part of a litigation settlement valued at $50,000.

In October 2007, the Company issued 2,546,149 shares of common stock to BluePhoenix (formerly Liraz Systems Ltd.) in exchange for $650,000 paid to Bank Hapoalim to retire a portion of that indebtedness.

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

CICERO INC.
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

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of  approximately $1,975,000 for the year ended December 31, 2007 and has experienced negative cash flows from operations for each of the years ended December 31, 2007, 2006 and 2005.  At December 31, 2007, the Company had a working capital deficiency of approximately $6,132,000. The Company’s future revenues are entirely dependent on acceptance of a newly developed and marketed product, Cicero®, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents:

Cash and cash equivalents include all cash balances and highly liquid investments with maturity of three months or less from the date of purchase. For these instruments, the carrying amount is considered to be a reasonable estimate of fair value. The Company places substantially all cash and cash equivalents with various financial institutions. At times, such cash and cash equivalents may be in excess of FDIC insurance limits.

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

Software Development Costs:

The Company capitalizes certain software costs after technological feasibility of the product has been established. Generally, an original estimated economic life of three years is assigned to capitalized software costs, once the product is available for general release to customers. Costs incurred prior to the establishment of technological feasibility are charged to research and product development expense.

Capitalized software costs are amortized over related sales on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product.  (See Note 5.)

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

Advertising Expenses:

The Company expenses advertising costs as incurred.  Advertising expenses were approximately $104,000, $88,000, and $16,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2007, 2006, and 2005, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

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

	2007	2006	2005
Stock options	2,529,025	45,315	59,009
Warrants	445,387	323,623	193,761
Preferred stock	1,603,618	1,763,478	85,046
	4,578,030	2,132,416	337,816

In 2007, 2006 and 2005, no dividends were declared on preferred stock.

Stock-Based Compensation:

During 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006.  Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123.  The Company granted 2,756,173 options in August 2007 at an exercise price of $0.51 per share.  The Company recognized $650,000 of stock-based compensation. The Company did not grant options during 2006.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25.  The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, as if the fair-value-based method had been applied in measuring compensation expense.  Under

APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 (in thousands):

Years Ended December 31,
2005
Net loss applicable to common stockholders, as reported	$(3,681)
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(180)

Pro forma loss applicable to common stockholders	$(3,861)

Loss per share:
Basic and diluted, as reported	$(8.27)
Basic and diluted, pro forma	$(8.68)

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2007	2006	2005

Expected life (in years)	10.0 years	3.6 years	6.0 years
Expected volatility	166%	140%	149%
Risk free interest rate	5.25%	4.93%	4.48%
Expected dividend yield	0%	0%	0%

Reclassifications:

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on previously reported net loss or stockholders’ deficit.

Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement 115”.  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge provisions.  Most of the provisions of this statement apply only to entities that elect the fair value option; however , the amendment to FASB Statement 115, “Accounting for Certain Investment in Debt and Equity Services,” applies to all entities with available-for-sale and trading securities.  The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

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

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has allocated the proceeds received from the Note and Warrant Offering between the warrants exercised and the future warrants granted and has employed the Black-Scholes valuation method to determine the fair value of the warrants exercised and the additional warrants issued. The Senior Reorganization Noteholders who have consented to convert their debt amounted to approximately $2,309,000. Of that amount, approximately $979,000 represents the exercise price of existing warrants that was loaned to the Company for which the warrant holders will receive both additional warrants and early adopter warrants. Using the Black-Scholes formula, the Company has determined that the fair value of the warrants granted to this tranche was approximately $440,000. The difference between the fair value of the additional warrants and the total invested in this tranche, or $539,000, was treated as a beneficial conversion and fully amortizable. The second tranche of investment that consisted of those warrant holders who loaned the exercise price of their existing warrants, and received additional warrants but no early adopter warrants, amounted to approximately $107,000. Using Black-Scholes, the Company has determined that the fair value of the warrants granted to this tranche was approximately $32,000 and the beneficial conversion amount was $75,000. The third tranche consisted of investors who had no existing warrants and will only receive additional warrants upon consummation of the Recapitalization. The total investment in this tranche was $1,223,000. Using Black-Scholes, the Company has determined that the fair value of the warrants granted to this tranche was approximately $570,000 and the beneficial conversion amount was $653,000. Since this beneficial conversion feature was immediately convertible upon issuance, the Company has fully amortized this beneficial conversion feature in the Statement of Operations for the year ended December 31, 2006.

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

NOTE 3.        ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2007	2006
Current trade accounts receivable	$792	$230
Less: allowance for doubtful accounts	100	60
	$692	$170

The (credit) provision for uncollectible amounts was $50,000, $60,000, and ($12,000), for the years ended December 31, 2007, 2006, and 2005, respectively.  Write-offs (net of recoveries) of accounts receivable were ($0) for the years ended December 31, 2007, 2006 and 2005.

NOTE 4.         PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2007	2006
Computer equipment	$263	$252
Furniture and fixtures	8	8
Office equipment	154	149
	425	409
Less: accumulated depreciation and amortization	(403)	(394)

	$22	$15

Depreciation and amortization expense of property and equipment was $10,000, $12,000, and $11,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 5.         SHORT-TERM DEBT

Term loan, notes payable, and notes payable to related party consist of the following at December 31(in thousands):

	2007	2006
Term loan (a)	$--	$1,971
Note payable related party (b)	49	9
Notes payable (c)	1,186	919
	$1,235	$2,899

(a)
The Company had a $1,971 term loan bearing interest at LIBOR plus 1.5%.  Interest was payable quarterly.  There are no financial covenants and the term loan was guaranteed by Liraz Systems Ltd. (now known as BluePhoenix Solutions), the Company’s former principal stockholder.  The loan matured on October 31, 2007.  In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the term loan.  (See Note 14.)

(b)
In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2007, the Company was indebted to Mr. Steffens in the amount of $40,000.

From time to time the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of December 31, 2007 and 2006, the Company was indebted to Anthony Pizi in the amount of $9,000.

(c)
The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  In addition, the Company has settled certain litigation and agreed to issue a series of promissory notes to support its  obligations in the aggregate principal amount of $88,000. The notes bear interest between 10% and 36% per annum.

NOTE 6.         LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following at December 31(in thousands):

	2007	2006
Term loan (a)	$1,021	$--
Note payable; related party (b)	300	--
Other long-term debt	2	33
	$1,323	$33

(a)
In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at Libor plus 1% (approximately 5.86% at December 31, 2007) maturing in December 2011. Interest is payable quarterly.

(b)
In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman on the Board of Directors, as part of the restructuring of the Note payable to Bank Hapoalim.  The Note bears interest of 3% and matures in October 2009.  At December 31, 2007, the Company was indebted to Mr. Steffens in the amount of $300,000.

Scheduled maturities of the above debt  are as follows:

Year
2008	$2
2009	$300
2011	$1,021

NOTE 7.         INCOME TAXES

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2007	2006	2005
Expected income tax benefit at statutory rate (34%)	$(672)	$(1,019)	$(1,251)
State taxes, net of federal tax benefit.	(118)	(180)	(308)
Effect of change in valuation allowance	788	1,073	1,537
Non-deductible expenses	2	126	22
Total	$--	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2007	2006
Current assets:
Allowance for doubtful accounts	$44	$24
Accrued expenses, non-tax deductible	222	279
Deferred revenue	44	15
Noncurrent assets:
Stock Compensation Expense	287	--
Loss carryforwards	92,337	91,016
Depreciation and amortization	5,119	5,931
	98,053	97,265

Less: valuation allowance	(98,053)	(97,265)

	$--	$--

At December 31, 2007, the Company had net operating loss carryforwards of approximately $230,847,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2008 and 2027. A substantial portion of these carryforwards are restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2007 and 2006 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 8.         STOCKHOLDERS’ EQUITY

Common Stock:

During 2007, the Company completed two common stock financing rounds wherein it raised a total of $1,033,000 of capital from several new investors as well as certain members of its Board of Directors. In February 2007, the Company sold 3,723,007 shares of its common stock for $0.1343 per share for a total of $500,000.  In October 2007, the Company completed a private sale of shares of its common stock to a group of investors, four of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 2,169,311 shares of its common stock for $0.2457 per share for a total of $533,000. These shares were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

Stock Grants:

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination.  The Company used the Black-Scholes method to value these shares and assumed a life of 10 years.  The Company recorded compensation expense of approximately $36,000 for fiscal 2007.

Stock Options:

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock which may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors.  The Company also has a stock incentive plan for outside directors and the Company has set aside 1,200 shares of common stock for issuance under this plan. The Company's 1997 Employee Stock Option Plan expired during 2007.

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

Activity for stock options issued under these plans for the fiscal years ending December 31, 2007, 2006 and 2005 was as follows:

	Plan Activity	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2004	74,887	12.00 – 3,931.00	111.00
Granted	2,529	7.00 – 12.00	9.00
Exercised	(2,529)	7.00 – 12.00	9.00
Forfeited	(15,877)	22.00 – 3,931.00	75.00
Balance at December 31, 2005	59,010	12.00 – 3,931.00	124.00
Forfeited	(13,695)	22.00 – 3,931.00	137.14
Balance at December 31, 2006	45,315	12.00 – 3,931.00	120.61
Granted	2,756,173	0.51	0.51
Forfeited	(270,413)	0.51 – 612.50	12.21
Expired	(2,050)	1,473.00	1,473.00
Balance at December 31, 2007	2,529,025	0.51 – 3,931.00	1.35

There were 2,756,173 options granted during 2007 and none during 2006. The weighted average grant date fair value of options issued during the years ended December 31, 2007 and 2005 was equal to $0.51 and $9.00 per share, respectively. There were no option grants issued below fair market value during 2007 and 2005.

At December 31, 2007, 2006, and 2005, options to purchase 888,634, 45,315, and 5,237 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.51 to $3,931.25. The following table summarizes information about stock options outstanding at December 31, 2007:

EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE FOR OPTIONS OUTSTANDING	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$0.51-0.51	2,500,760	9.6	860,369	$0.51
0.52-393.12	26,680	5.5	26,680	40.60
393.13-786.25	1,350	3.2	1,350	532.20
786.26-1,179.37	165	2.0	165	944.41
1,179.38-3,538.12	40	2.6	40	1,881.25
3,538.13-3,931.25	30	2.2	30	3,931.25

	2,529,025	9.6	888,634	$2.91

Preferred Stock:

As part of the recapitalization plan approved by shareholders in November 2006, the Company offered to exchange its existing Series A-3, B-3, C and D preferred shares at reduced conversion rates in exchange for shares of a new Series A-1 preferred stock in Cicero Inc. This proposal also required approval by existing preferred shareholders as a class. The new conversion prices with respect to the Series A-3, B-3 and D preferred stock were negotiated with the holders of each series based upon such factors as the current conversion price in relation to the market, the dollar amount represented by such series and, waiver of anti-dilution, liquidation preferences, seniority and other senior rights.  The conversion price for the Series C preferred stock was determined in relation to the conversion price for the Series D preferred stock.  The Board of Directors determined the new conversion price of each series of Level 8 preferred stock after discussion and review of those rights, ranks and privileges that were being waived by the present holders of preferred stock.  Among those rights being waived are anti-dilution protection, liquidation preferences and seniority.

The holders of the Series A-1 preferred stock shall have the rights and preferences set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware upon the approval of the Recapitalization.  The rights and interests of the Series A-1 preferred stock of the Company will be substantially similar to the rights interests of each of the series of  the former Level 8 preferred stock other than for (i) anti-dilution protections that have been permanently waived and (ii) certain voting, redemption and other rights that holders of Series A-1 preferred stock will not be entitled to.  All shares of Series A-1 preferred stock will have a liquidation preference pari passu with all other Series A-1 preferred stock.

The Series A-1 preferred stock is convertible at any time at the option of the holder into an initial conversion ratio of 1,000 shares of Common Stock for each share of Series A-1 preferred stock.  The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations.  The Series A-1 preferred stock is also convertible on an automatic basis in the event that (i) the Company closes on an additional $5,000,000 equity financing from strategic or institutional investors, or (ii) the Company has four consecutive quarters of positive cash flow as reflected on the Company’s financial statements prepared in accordance with generally accepted accounting principals (“GAAP”) and filed with the Commission.  The holders of Series A-1 preferred stock are entitled to receive equivalent dividends on an as-converted basis whenever the Company declares a dividend on its Common Stock, other than dividends payable in shares of Common Stock.  The holders of the Series A-1 preferred stock are entitled to a liquidation preference of $500 per share of Series A-1 preferred stock upon the liquidation of the Company.  The Series A-1 preferred stock is not redeemable.

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

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model.  Warrants granted in 2007, 2006 and 2005 were valued using the following assumptions:

	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Expected Dividend	Fair Value of Common Stock

Preferred Series D-1 Warrants	5	117%	3%	None	$7.00
Preferred Series D-2 Warrants	5	102%	3%	None	$20.00
Early Adopter Warrants	4	104%	4%	None	$1.50
Long Term Promissory Note Warrants	10	168%	5.25%	None	$0.18

Increase in Capital Stock:

In November 2006, the stockholders approved a proposal to amend the Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of Common Stock that the Company is authorized to issue from 85,000,000 to 215,000,000.

NOTE 9.         EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its U.S. employees - the Cicero Inc 401(K) Plan.  Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary.  Participants must be eligible company plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions. Matching contributions to the Plan included in the Consolidated Statements of Operations totaled $0, $0 and $30,000, for the years ended December 31, 2007, 2006, and 2005, respectively. On December 1, 2005, the Company suspended further contributions to the defined contribution plan.

The Company also had employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations.  The Company’s foreign subsidiaries are no longer active.

NOTE 10.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2007, one customer accounted for 87.2% of operating revenues and represented 100% of accounts receivable at December 31, 2007.  In 2006, four customers accounted for 50.0%, 18.7%, 13.3% and 10.0% of operating revenue. In 2005, two customers accounted for 52.4% and 13.0% of operating revenues.

NOTE 11.       FOREIGN CURRENCIES

The Company’s net foreign currency transaction losses/ (gains) were $15,000, $14,000, and $(23,000), for the years ended 2007, 2006, and 2005, respectively.

NOTE 12.       SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Based upon the current business environment in which the Company operates, the economic characteristics of its operating segments and management’s view of the business, a revision in terms of aggregation of its segments was appropriate. Therefore the segment discussion outlined below clarifies the adjusted segment structure as determined by management under SFAS No. 131. All prior year amounts have been restated to conform to the new reporting segment structure.

Management makes operating decisions and assesses performance of the Company’s operations based on one reportable segment, it’s the Software product segment.  Prior to this change the Company had segregated into two separate segments: Desktop Integration and Messaging. The Messaging business has always been an immaterial part of the Company’s overall business and generally all its sales efforts are focused on the Cicero product. As such, the Company has elected to combine the two products into one reportable segment.

The Software product segment is comprised of the Cicero® product and the Ensuredmail product.  Cicero® is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications, while renovating or rejuvenating older legacy systems by making them usable in the business processes.Ensuredmail is an encrypted email technology that can reside on either the server or the desktop.

The table below presents information about reported segments for the year ended December 31, 2007, 2006 and 2005 (in thousands):

	For the year ended December 31,
	2007	2006	2005
Total revenue	$1,808	$972	$785
Total cost of revenue	937	767	1,188
Gross margin (loss)	871	205	(403)
Total operating expenses	2,711	2,085	2,655
Segment loss	$(1,840)	$(1,880)	$(3,058)

A reconciliation of segment operating expenses to total operating expense follows (numbers are in thousands):

	2007	2006	2005
Segment operating expenses	$2,711	$2,085	$2,655
(Gain) on disposal of assets	--	(24)	--
Total operating expenses	$2,711	$2,061	$2,655

A reconciliation of total segment profitability to net loss for the fiscal years ended December 31(in thousands):

	2007	2006	2005
Total segment profitability (loss)	$(1,840)	$(1,880)	$(3,058)
Gain on disposal of assets	--	24	--

Interest and other income/(expense), net	(135)	(1,141)	(623)
Net loss	$(1,975)	$(2,997)	$(3,681)

The following table presents a summary of revenue by geographic region for the years ended December 31(in thousands):

	2007	2006	2005

USA	1,808	972	783
Italy	-	-	2

	$1,808	$972	$785

Presentation of revenue by region is based on the country in which the customer is domiciled. As of December 31, 2007, 2006 and 2005, all of the long-lived assets of the Company are located in the United States.

NOTE 13.       RELATED PARTY INFORMATION

BluePhoenix Solutions, formerly Liraz Systems Ltd., the Company’s former principal stockholder, guaranteed certain debt obligations of the Company. In October 2007, the Company agreed to restructure the note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 is due on January 31, 2009 and the balance is due on December 31, 2011.  In November 2006, the Company and Liraz agreed to extend the guaranty and with the approval of the lender, agreed to extend the maturity of the debt obligation until October 31, 2007. The Company issued 60,000 shares of common stock to Liraz in exchange for this debt extension.

In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman on the Board of Directors, as part of the restructuring of the Note payable to Bank Hapoalim.  The Note bears interest of 3% and matures in October 2009.  At December 31, 2007, the Company was indebted to Mr. Steffens in the amount of $300,000.

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2007, the Company was indebted to Mr. Steffens in the amount of $40,000.

During 2006, under an existing reseller agreement, the Company recognized $100,000 of software revenue with Pilar Services, Inc. Pilar Services is presently owned and managed by Charles Porciello who is a member of our Board of Directors. As of December 31, 2007, the receivable was still outstanding and the Company has reserved 100% of the balance as doubtful.

From time to time during 2005 and 2004, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Information Officer. The Notes bear interest at 1% per month and are unsecured. At December 31, 2007, the Company was indebted to Mr. Pizi in the amount of $9,000.

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

In March 2004, the Company entered into a convertible promissory note with Mr. and Mrs. Mark Landis in the amount of $125,000.  Mr. Landis is a director and the Company’s former Chairman of the Board and Mr. and Mrs. Landis are parents-in-law to Mr. Pizi, the Company’s former Chief Information Officer. Under the terms of the agreement, the loan bears interest at 1% per month and is convertible upon the option of the note holder into 446,429 shares of our common stock and warrants to purchase 446,429 shares of our common stock exercisable at $0.28. The warrants expire in three years from the date of grant. As part of the recapitalization plan, the Company has offered to lower that conversion rate and exchange the note for 62.5 shares of Series A-1 preferred stock. In November 2006, the Noteholder consented to the amended conversion rate and the Note has been cancelled.

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

NOTE 14.       LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases.  Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 consisted of only one lease as follows (in thousands):

Lease Commitments

2008	$103
2009	97
2010	101
$301

Rent expense for the years ended December 31, 2007, 2006, and 2005 was $74,000, $60,000, and $122,000, respectively.  As of December 31, 2007, 2006, and 2005, the Company had no sublease arrangements.

NOTE 15.       CONTINGENCIES

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

NOTE 16.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2007:
Net revenues	$232	$316	$387	$873
Gross margin	65	160	82	564
Net income/(loss)	(529)	(452)	(966)	(29)
Net loss/share –basic and diluted attributed to common stockholders	$(0.01)	$(0.01)	$(0.02)	--

2006:
Net revenues	$281	$320	$248	$123
Gross margin/(loss)	75	114	60	(44)
Net loss	(576)	(515)	(647)	(1,259)
Net loss/share –basic and diluted attributed to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.22)

NOTE 17.       SUBSEQUENT EVENTS

In March 2008, the Company was notified that a group of investors including two members of the Board of Directors acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note is unsecured and bears interest at 10% per annum. Also in March, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. The total principal and interest amounted to $361,827 and is being converted into 1,417,264 shares of common stock. Mr. John Steffens, the Company’s Chairman, will acquire 472,516 shares and Mr. Bruce Miller, also a member of our Board of Directors, will acquire 472,374 shares.

In March 2008, the Company amended the terms of its Note Payable with BluePhoenix Solutions. Under the terms of the original Note, the Company was to make a principal reduction payment in the amount of $350,000 on January 30, 2009. The Company and BluePhoenix agreed to accelerate that principal payment to March and April 2008 in return for a conversion of $50,000 into 195,848 shares of the Company’s common stock. In March, the Company paid $200,000 plus accrued interest and in April, the Company will pay $100,000 plus accrued interest.