Form 10-Q
period 2008-03-31
CICERO INC
filed 2008-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number 0-26392

CICERO INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

8000 Regency Parkway, Suite 542, Cary, North Carolina	27518
(Address of principal executive offices)	(Zip Code)

(919) 380-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

45,911,234 shares of common stock, $.001 par value, were outstanding as of May 05, 2008.

Cicero Inc.

Index

Part I.	Financial Information
Item 1.  Financial Statements

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68	$250
Assets of discontinued operations	83	79
Trade accounts receivable, net	283	692
Prepaid expenses and other current assets	186	208
Total current assets	620	1,229
Property and equipment, net	21	22
Total assets	$641	$1,251
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$558	$1,235
Accounts payable	2,315	2,489
Accrued expenses:
Salaries, wages, and related items	1,007	1,002
Other	1,864	2,072
Liabilities of discontinued operations	474	455
Deferred revenue	732	108
Total current liabilities	6,950	7,361
Long-term debt	1,122	1,323
Total liabilities	8,072	8,684
Stockholders' (deficit):
Preferred stock	--	--
Common stock	45	44
Additional paid-in capital	229,347	228,858
Accumulated deficit	(236,805)	(236,320)
Accumulated other comprehensive loss	(18)	(15)
Net stockholders' (deficit)	(7,431)	(7,433)
Total liabilities and stockholders' (deficit)	$641	$1,251

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Software	$200	$--
Maintenance	133	41
Services	137	191
Total operating revenue	470	232

Cost of revenue
Software	7	--
Maintenance	71	53
Services	162	114
Total cost of revenue	240	167

Gross margin	230	65

Operating expenses:
Sales and marketing	253	137
Research and product development	155	138
General and administrative	298	258
Total operating expenses	706	533
Loss from operations	(476)	(468)

Other income (expense):
Interest expense	(78)	(62)
Other income/(expense)	69	1
Loss before provision for income taxes	(485)	(529)
Income tax provision	--	--

Net loss	$(485)	$(529)

Net loss per share applicable to common stockholders—basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding -- basic and diluted	43,879	38,930

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(485)	$(529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3	2
Stock compensation expense	129	--
Changes in assets and liabilities:
Trade accounts receivable	409	1
Assets and liabilities – discontinued operations	15	1
Prepaid expenses and other assets	22	(36)
Accounts payable and accrued expenses	(266)	(48)
Deferred revenue	624	224
Net cash provided by (used in) operating activities	451	(385)

Cash flows from investing activities:
Purchases of equipment	(2)	(6)

Cash flows from financing activities:
Proceeds from the issuance of common stock	--	500
Borrowings under credit facility, term loans, notes payable	45	--
Repayments of term loans, credit facility and notes payable	(673)	--
Net cash provided by (used in) financing activities	(628)	500
Effect of exchange rate changes on cash	(3)	(1)
Net increase (decrease) in cash and cash equivalents	(182)	108
Cash and cash equivalents:
Beginning of period	250	310
End of period	$68	$418

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Net loss	$(485)	$(529)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(6)	(1)
Comprehensive loss	$(491)	$(530)

Non-Cash Investing and Financing Activities:

During March 2008, the Company issued 1,417,264 of common stock for the conversion of debt and interest of $362,000 to a group of investors who had acquired the short term promissory note due to SDS Merchant Fund.

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three months ending March 31, 2008 and 2007 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $1,975,000 and $2,997,000 in 2007 and 2006, respectively, and has experienced negative cash flows from operations for each of the past three years. For the three months ended March 31, 2008, the Company incurred a loss of $485,000 and had a working capital deficiency of $6,330,000. The Company’s future revenues are entirely dependent on acceptance of Cicero® software, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Index

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

Stock-Based Compensation

During 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the SEC issued Staff Accounting Bulletin 107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006.  Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123.  The Company issued 150,000 options in the first quarter of 2008 of which 50,000 were vested immediately.  The Company recognized $120,000 in stock-based compensation expense for the three months ended March 31, 2008.  The Company also recognized $9,000 in stock-based compensation expense for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of March 31, 2008 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2008	2,529,025
Granted	150,000
Exercised	--
Forfeited	(68,812)
Outstanding on March 31, 2008	2,610,213

Weighted average exercise price of outstanding options	$1.28
Shares available for future grants on March 31, 2008	1,917,107

Index

Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options were included for the three month period ended March 31, 2008 and 2007. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period.  Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.  The average price of Cicero common stock during the three months ending March 31, 2008 and March 31, 2007 was $0.20 and $1.09, respectively.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The adoption of the provisions of SFAS 141R is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51,”  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The adoption of the provisions of SFAS 160 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The Company does not believe adoption of this statement will have a material impact on its financial statements.

In September 2006, the SEC issued the Staff Accounting Bulletin 108 (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements.  SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company has adopted SAB 108 effective as of December 31, 2006.  The adoption of this bulletin did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008.  The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position, results of operations, or cash flows.

Index

NOTE 3.   SHORT TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Note payable, related party (a)	$94	$49
Notes payable (b)	464	1,186
	$558	$1,235

(a)
In February 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The note bears interest at 10% per year and is unsecured. At March 31, 2008, the Company was indebted to Mr. Steffens in the amount of $45,000.

In November 2007, the Company entered into a short term note payable with Mr. Steffens for various working capital needs. The Note bears interest at 6% per year and is unsecured. At March 31, 2008, the Company was indebted to Mr. Steffens in the amount of $40,000.

From time to time the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. The Company was indebted to Anthony Pizi in the amount of $9,000 at both dates.

(b)
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

NOTE 4.   LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Term loan (a)	$821	$1,021
Note payable; related party (b)	300	300
Other long-term debt	1	2
	$1,122	$1,323

(a)
In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (approximately 5.86% at December 31, 2007) maturing in December 2011. Interest is payable quarterly.

Index

(b)
In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim.  The note bears interest of 3% and matures in October 2009.  The Company was indebted to Mr. Steffens in the amount of $300,000 at both dates.

NOTE 5.   STOCKHOLDER’S EQUITY

In March 2008, the Company was notified that a group of investors including two members of the Board of Directors, acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note is unsecured and bears interest at 10% per annum. In March, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. The total principal and interest amounted to $361,827 and was converted into 1,417,264 shares of common stock. Mr. John Steffens, the Company’s Chairman, acquired 472,516 shares and Mr. Bruce Miller, also a member of our Board of Directors, acquired 472,374 shares.

In October 2007, the Company completed a private sale of shares of its common stock to a group of investors, four of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 2,169,312 shares of its common stock for $0.2457 per share for a total of $533,000, receiving cash proceeds of $383,000 and converting a note in principal amount of $150,000. Participating in this consortium were Mr. John L. (Launny) Steffens, the Company’s Chairman, and Messrs. Bruce Miller, Don Peppers, and Bruce Percelay, members of the Board.  Mr. Steffens converted the principal amount of his short term notes with the Company of $250,000 for 1,017,501 shares of common stock.  Mr. Miller invested $20,000 for 81,400 shares of common stock, Mr. Peppers acquired 101,750 shares for a $25,000 investment and Mr. Bruce Percelay acquired 40,700 shares for a $10,000 investment.

In August 2007, the Company issued 2,756,173 options and recognized $650,000 in stock-based compensation expense for fiscal 2007.  The Company also recognized $36,000 in stock-based compensation expense for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

In February 2007, the Company completed a private sale of shares of its common stock to a group of investors, three of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 3,723,008 shares of its common stock for $0.1343 per share for a total of $500,000. Participating in this consortium were Mr. Mark Landis, the Company’s former Chairman, and Mr. Bruce Miller, who is a Board member. Mr. Landis acquired 74,460 shares for a $10,000 investment and Mr. Miller acquired 148,920 shares for a $20,000 investment.  In May 2007, Mr. John L. (Launny) Steffens was elected Chairman of the Board of Directors.  Prior to his election, Mr. Steffens had participated in the private sale of shares acquiring 1,006,379 shares for an investment of $135,157.

In December 2006, the Company completed its Plan of Recapitalization, approved by its stockholders at a Special Stockholders Meeting held on November 16, 2006. Results of the Plan included a reverse stock split at a ratio of 100:1; change of the Company’s name from Level 8 Systems, Inc. to Cicero Inc.; increased the authorized common stock of the Company from 85 million shares to 215 million shares;  converted existing preferred shares into a new Series A-1 Preferred Stock; converted and cancelled senior reorganization debt in the aggregate principal amount of $2.3 million into 3,438,473 shares of common stock; converted the aggregate principal amount of $3.9 million of convertible bridge notes into 30,508,448 shares of common stock; converted each share of Series A3 Preferred Stock into 4.489 shares of Series A-1 Preferred Stock; converted each share of Series B3 Preferred Stock into 75 shares of Series A-1 Preferred Stock; converted each share of Series C Preferred Stock into 39.64 shares of Series A-1 Preferred Stock; converted an aggregate principal amount of $1.1 million of Series D Preferred Stock, recorded as mezzanine financing, into 53 shares of Series A-1 Preferred Stock; and converted an aggregate principal amount of $1 million of convertible promissory notes into 1,591 shares of Series A-1 Preferred Stock.  As of March 31, 2008 the Company had 1,544 shares of Series A-1 Preferred Stock outstanding.

Index

NOTE 6.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards  No.  109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first three months of fiscal year 2008 or 2007.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	March 31,
	2008	2007
Stock options, common share equivalent	2,610,213	45,315
Warrants, common share equivalent	422,456	309,285
Preferred stock, common share equivalent	1,543,618	1,763,482
	4,576,287	2,118,082

NOTE 8.   SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

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

Index

The table below presents information about the reported segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Total revenue	$470	$232
Total cost of revenue	240	167
Gross margin	230	65
Total operating expenses	706	533
Segment loss	$(476)	$(468)

A reconciliation of total segment profitability (loss) to loss before provision for income taxes for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2008	2007
Total segment profitability (loss)	$(476)	$(468)
Interest and other income/(expense), net	(9)	(61)
Total loss before income taxes	$(485)	$(529)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cicero Inc. (“we” or the “Company”) is a provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with our Cicero® software product.  Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes. The Company also provides email encryption products that address information and security compliance from the individual to the enterprise.

In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions.  The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000.  We offer services around our integration and encryption software products.

Index

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

•	There is substantial doubt as to whether we can continue as a going concern;

•	We have a history of losses and expect that we will continue to experience losses at least through the third quarter of 2008;

•	We develop new and unproven technology and products;

•	We depend on an unproven strategy for ongoing revenue;

•	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

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

Index

Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.  Although we believe that these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Given these uncertainties, readers of the Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements.  These forward-looking statements are made as of the date of this quarterly report.  We assume no obligation to update or revise them or provide reasons why actual results may differ.

The Company's results of operations include the operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Total revenue	$470	$232
Total cost of revenue	240	167
Gross margin	230	65
Total operating expenses	706	533
Segment loss	$(476)	$(468)

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2007.

Total Revenues.  Total revenues increased  $238,000, or 102.6%, from $232,000 to $470,000, for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007. This increase is due to an increase in software license revenue and maintenance revenue for the first quarter of 2008 offset by a decrease in consulting revenue for the same period.

Total Cost of Revenue.  Total cost of revenue increased $73,000, or 43.7%, from $167,000 to $240,000, for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007.  The increase is primarily attributable to the expensing of employee stock options and the use of outside professional services.

Total Gross Margin.  Gross margin was $230,000, or 48.9%, for the three months ended March 31, 2008 as compared to the gross margin of $65,000, or 28% for the three months ended March 31, 2007. The increase in gross margin is due to the increase of software license revenue for the quarter ended March 31, 2008.

Total Operating Expenses.  Total operating expenses increased $173,000, or 32.5% from $533,000 to $706,000 for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007.  The increase in total operating expenses is primarily attributable due to the recording of stock option expense that was initiated in the third quarter of 2007 as well as additional sales and marketing costs due to increased headcount and participation at trade shows.

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

Index

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

Software Products.
Software Product Revenue.  The Company earned $200,000 for software product revenue for the three months ended March 31, 2008 as compared to no software revenue for the three months ended March 31, 2007.

Software Product Gross Margins.  The gross margin on software products for the three months ended March 31, 2008 was 96.5 % and reflects the accrual of royalty payments offset by revenues.  Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended March 31, 2008 increased by approximately $92,000, or 224.4%, from $41,000 to $133,000 as compared to the three months ended March 31, 2007.

Maintenance Gross Margin.  Gross margin (loss) on maintenance products for the three months ended March 31, 2008 was 46.6% compared with (29.3%) for the three months ended March 31, 2007.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products and the increase of gross margin is due to the increase in maintenance revenue partially offset by increase in expenses due to the expensing of employee stock options.

Services.
Services Revenue.  Services revenue decreased $54,000, or 28.3%, from $191,000 to $137,000 for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007. The decrease in services revenues is due to a smaller integration project relating to Cicero® software.

Services Gross Margin.  Services gross margin (loss) was (18.2%) for the three months ended March 31, 2008 compared with gross margin of 40.3% for the three months ended March 31, 2007.  The decrease in gross margin was primarily attributable to the increase in service billings noted above.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2008 increased by approximately $116,000, or 84.7%, from $137,000 to $253,000 as compared with the three months ended March 31, 2007.  The increase is primarily attributable the recording of employee stock option expense, increased travel, and greater trade show participation.

Research and Development.  Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by approximately $17,000, or 12.3%, from $138,000 to $155,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase in costs for the quarter is primarily due to the recording of employee stock option expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina.  General and administrative expenses for the three months ended March 31, 2008 increased by approximately $40,000, or 15.5%, from $258,000 to $298,000 over the same period in the prior year.  The increase is primarily attributable to an increase in costs in the finance area due to employee turnover and the recording of employee stock option expense.

Index

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2008 or 2007. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $68,000 at March 31, 2008 from $250,000 at December 31, 2007. The Company used $182,000 of cash for the three months ended March 31, 2008.

Net cash provided by (used in) Operating Activities.  Cash provided by operations for the three months ended March 31, 2008 was $451,000 compared with $385,000 used by operations for the three months ended March 31, 2007.  Cash provided by operations for the three months ended March 31, 2008 was primarily comprised of non-cash charges for depreciation and stock compensation of approximately $3,000 and $129,000, respectively.  Additionally, the Company’s cash increased due to a decrease in accounts receivable of $409,000 and an increase in deferred revenues from maintenance contracts of $624,000.  These cash inflows were offset by the loss from operations of approximately $485,000 and the decrease of approximately $266,000 in accounts payable and accrued expenses from vendors for services rendered.

Net cash used for Investing Activities. The Company bought $2,000 worth of equipment for the quarter ended March 31, 2008.

Net cash provided by (used in) Financing Activities.  Cash used by financing activities for the three months ended March 31, 2008 was approximately $628,000 as compared with approximately $500,000 provided by financing activities for the three months ended March 31, 2007.  Cash used by financing activities for the three months ended March 31, 2008 was comprised primarily of repayment of short and long term debt.

Liquidity

The Company funded its cash needs during the quarter ended March 31, 2008 with cash on hand from December 31, 2007.

In October 2007, the Company agreed to restructure a promissory note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new promissory note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of our common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness. In March 2008, the Company amended the terms of its note payable to BluePhoenix Solutions. Under the terms of the original note, the Company was to make a principal reduction payment in the amount of $350,000 on January 30, 2009. The Company and BluePhoenix agreed to accelerate that principal payment to March and May 2008 in return for a conversion of $50,000 into 195,848 shares of the Company’s common stock. In March, the Company paid $200,000 plus accrued interest and in May, the Company will  pay $100,000 plus accrued interest.

Index

From time to time the Company entered into promissory notes with Anthony Pizi, a director of the Company and its former Chief Information Officer.  As of March 31, 2008, the Company is indebted to Mr. Pizi in the amount of $9,000.  The notes bear interest at 12% per annum.

The Company has incurred losses of approximately $1,975,000 and $2,997,000 in the past two years and has experienced negative cash flows from operations for each of the past three years.  For the three months ended March 31, 2008, the Company incurred an additional loss of approximately $485,000 and has a working capital deficiency of approximately $6,330,000.  The Company’s future revenues are largely dependent on acceptance of a newly developed and marketed product – Cicero®.  Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company.  The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero® through increased marketing and leveraging its limited number of reference accounts.  The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach.  Additionally, the Company is seeking additional equity capital or other strategic transactions in the near term to provide additional liquidity.  There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months.  At our current rates of expense and assuming the Company will generate revenues in the next twelve months at the annualized rate of revenue generated in the first three months of 2008, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,000,000 during the next twelve months to maintain planned operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Index

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

Various lawsuits and claims have been brought against us in the normal course of our business.

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors.  The amount in dispute was approximately $200,000 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation.  Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company has not made any additional payments and is in the process of negotiating a series of payments for the remaining liability of approximately $80,000.

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

Item 1A.  Risk Factors

Not Applicable.

Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, the Company was notified that a group of investors including two members of the Board of Directors acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note was unsecured and bore interest at 10% per annum. In March, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. The total principal and interest amounted to $361,827 and was converted into 1,417,264 shares of common stock. Mr. John Steffens, the Company’s Chairman, acquired 472,516 shares and Mr. Bruce Miller, also a member of our Board of Directors, acquired 472,374 shares. The Company did not receive any proceeds from this transaction.

These shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer
Date: May 15, 2008