Form 10-Q
period 2008-06-30
CICERO INC
filed 2008-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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
Yes ☐ No ☒

46,642,396 shares of common stock, $.001 par value, were outstanding as of August 3, 2008.

Cicero Inc.

Index

Part I.	Financial Information
Item 1. Financial Statements

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$35	$250
Assets of discontinued operations	83	79
Trade accounts receivable, net	1,337	692
Prepaid expenses and other current assets	188	208
Total current assets	1,643	1,229
Property and equipment, net	32	22
Total assets	$1,675	$1,251
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$1,054	$1,235
Accounts payable	2,210	2,489
Accrued expenses:
Salaries, wages, and related items	1,067	1,002
Other	1,966	2,072
Liabilities of discontinued operations	476	455
Deferred revenue	677	108
Total current liabilities	7,450	7,361
Long-term debt	972	1,323
Total liabilities	8,422	8,684
Stockholders' (deficit):
Preferred stock	--	--
Common stock	46	44
Additional paid-in capital	229,603	228,858
Accumulated deficit	(236,375)	(236,320)
Accumulated other comprehensive loss	(21)	(15)
Net stockholders' (deficit)	(6,747)	(7,433)
Total liabilities and stockholders' (deficit)	$1,675	$1,251

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Software	$932	$--	$1,132	$--
Maintenance	217	77	347	118
Services	278	239	418	430
Total operating revenue	1,427	316	1,897	548

Cost of revenue
Software	29	--	36	--
Maintenance	56	54	127	107
Services	189	102	351	216
Total cost of revenue	274	156	514	323

Gross margin	1,153	160	1,383	225

Operating expenses:
Sales and marketing	192	194	445	331
Research and product development	160	120	314	258
General and administrative	320	265	619	523
Total operating expenses	672	579	1,378	1,112
Income/(loss) from operations	481	(419)	5	(887)

Other income (expense):
Interest expense	(45)	(60)	(123)	(122)
Other income/(expense)	(6)	27	63	28
Income/(loss) before provision for income taxes	430	(452)	(55)	(981)
Income tax provision	--	--	--	--

Net income/(loss)	$430	$(452)	$(55)	$(981)

Earnings per share:
Basic earning per share	$0.01	$(0.01)	$(0.00)	$(0.03)
Diluted earnings per share	$0.01	$(0.01)	$(0.00)	$(0.03)

Average shares outstanding:
Basic	45,794	38,978	45,374	32,633
Potential dilutive common shares	6	--	--	--
Diluted	45,800	38,978	45,374	32,633

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net loss	$(55)	$(981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7	2
Stock compensation expense	225	--
Changes in assets and liabilities:
Trade accounts receivable	(645)	36
Assets and liabilities – discontinued operations	17	5
Prepaid expenses and other assets	20	(43)
Accounts payable and accrued expenses	(48)	10
Deferred revenue	569	192
Net cash provided by (used in) operating activities	90	(779)

Cash flows from investing activities:
Purchases of equipment	(17)	(6)

Cash flows from financing activities:
Proceeds from the issuance of common stock	--	500
Borrowings under credit facility, term loans and notes payable	435	180
Repayments of term loans, credit facility and notes payable	(717)	(23)
Net cash provided by (used in) financing activities	(282)	657
Effect of exchange rate changes on cash	(6)	(1)
Net decrease in cash and cash equivalents	(215)	(129)
Cash and cash equivalents:
Beginning of period	250	310
End of period	$35	$181

Non-Cash Investing and Financing Activities:

During April 2008, the Company issued 623,214 shares of common stock to a vendor for the settlement of an accounts payable balance of $159,106.

During March and April 2008, the Company issued 1,422,512 shares of common stock for the conversion of debt and interest of $363,000 to a group of investors who had acquired the short term promissory note due to SDS Merchant Fund.

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income/(loss)	$430	$(452)	$(55)	$(981)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(6)	--	(6)	(1)
Comprehensive income/(loss)	$424	$(452)	$(61)	$(982)

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and six months ended June 30, 2008 and 2007 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $1,975,000 and $2,997,000 in 2007 and 2006, respectively, and has experienced negative cash flows from operations for each of the past three years. For the six months ended June 30, 2008, the Company incurred a loss of $55,000 and had a working capital deficiency of $5,657,000. The Company’s future revenues are entirely dependent on acceptance of Cicero® software, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its Cicero®-related product line and continues to negotiate with significant customers who have expressed interest in the Cicero® software technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company. Cicero® software is a new “category defining” product in that most Enterprise Application Integration (EAI) projects are performed at the server level and Cicero®’s integration occurs at the desktop without the need to open and modify the underlying code for those applications being integrated. Many companies are not aware of this new technology or tend to look toward more traditional and accepted approaches. The Company is attempting to solve the former problem by improving the market’s knowledge and understanding of Cicero® software through increased marketing and leveraging its limited number of reference accounts while enhancing its list of resellers and system integrators to assist in the sales and marketing process.  Additionally, the Company will seek to raise additional capital or to enter into other strategic transactions to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods, however, there can be no assurance that management’s plan will be executed as anticipated.

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

Stock-Based Compensation

During 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the SEC issued Staff Accounting Bulletin 107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006.  Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123.  The Company issued 275,000 options in the first six months of 2008 of which 83,333 were vested immediately.  The Company recognized stock-based compensation expense of $87,000 and $207,000, respectively, for the three and six months ended June 30, 2008.  The Company also recognized stock-based compensation expense of $9,000 and $18,000, respectively, for the three and six months ended June 30, 2008, for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of June 30, 2008 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2008	2,529,025
Granted	275,000
Exercised	--
Forfeited	(202,145)
Outstanding on June 30, 2008	2,601,880

Weighted average exercise price of outstanding options	$2.78
Shares available for future grants on June 30, 2008	1,925,440

Index

Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  5,882 and 12,500 options were included for the three and six month period ended June 30, 2008, respectively.  No options were included for the three and six month period ended June 30, 2007. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period.  Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.  The average price of Cicero common stock during the three months ending June 30, 2008 and June 30, 2007 was $0.17 and $0.66, respectively.  The average price of Cicero common stock during the six months ending June 30, 2008 and June 30, 2007 was $0.18 and $0.89, respectively.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The adoption of the provisions of SFAS 141R is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The Company does not believe adoption of this statement will have a material impact on its financial statements.

NOTE 3.   SHORT TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Note payable, related party (a)	$394	$49
Notes payable (b)	660	1,186
	$1,054	$1,235

Index

(a)
In June 2008, the Company entered into two separate short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. Each note bears interest at 10% per year and is unsecured. At June 30, 2008, the Company was indebted to Mr. Steffens in the amount of $200,000.

In May 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The note bears interest at 10% per year and is unsecured. At June 30, 2008, the Company was indebted to Mr. Steffens in the amount of $100,000.

In February 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The note bears interest at 10% per year and is unsecured. At June 30, 2008, the Company was indebted to Mr. Steffens in the amount of $45,000.

In November 2007, the Company entered into a short term note payable with Mr. Steffens for various working capital needs. The Note bears interest at 6% per year and is unsecured. At June 30, 2008, the Company was indebted to Mr. Steffens in the amount of $40,000.

In 2004, the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. At June 30, 2008, the Company was indebted to Anthony Pizi in the amount of $9,000.

(b)
The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  In addition, in 2004 the Company settled certain litigation and agreed to issue a series of promissory notes to support its obligations in the aggregate principal amount of $88,000. The notes bear interest between 10% and 36% per annum.

NOTE 4.   LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Term loan (a)	$671	$1,021
Note payable; related party (b)	300	300
Other long-term debt	1	2
	$972	$1,323

(a)
In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (5.86% at December 31, 2007) maturing in December 2011. Interest is payable quarterly.  Under the terms of the original note, the Company was to make a principal reduction payment in the amount of $350,000 on January 30, 2009. The Company and BluePhoenix agreed to accelerate that principal payment to March and May 2008 in return for a conversion of $50,000 of principal into 195,848 shares of the Company’s common stock.  In March 2008, the Company paid $200,000 plus accrued interest.  In July 2008, the $50,000 of debt was converted into 195,848 shares of the Company’s common stock and the remaining $100,000 will be paid in August 2008.

Index

(b)
In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim.  The note bears interest of 3% and matures in October 2009.  At June 30, 2008, the Company was indebted to Mr. Steffens in the amount of $300,000.

NOTE 5.   STOCKHOLDER’S EQUITY

In April 2008, the Company issued 623,214 shares of common stock to a vendor for the settlement of an accounts payable balance of $159,106.

In March 2008, the Company was notified that a group of investors including two members of the Board of Directors, acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note is unsecured and bears interest at 10% per annum. In March, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. In March and April 2008, the total principal and interest amounted to $363,167 and was converted into 1,425,137 shares of common stock, of which Mr. John Steffens, the Company’s Chairman, acquired 475,141 shares and Mr. Bruce Miller, also a member of our Board of Directors, acquired 474,998 shares.

In October 2007, the Company completed a private sale of shares of its common stock to a group of investors, four of which are members of our Board of Directors. Under the terms of that agreement, the Company sold 2,169,312 shares of its common stock for $0.2457 per share for a total of $533,000, receiving cash proceeds of $383,000 and converting a note in the principal amount of $150,000. Participating in this consortium were Mr. John L. (Launny) Steffens, the Company’s Chairman, and Messrs. Bruce Miller, Don Peppers, and Bruce Percelay, members of the Board.  Mr. Steffens converted the principal amount of his short term notes with the Company of $250,000 for 1,017,501 shares of common stock.  Mr. Miller invested $20,000 for 81,400 shares of common stock, Mr. Peppers acquired 101,750 shares for a $25,000 investment and Mr. Bruce Percelay acquired 40,700 shares for a $10,000 investment.

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

In December 2006, the Company completed its Plan of Recapitalization, approved by its stockholders at a Special Stockholders Meeting held on November 16, 2006. Results of the Plan included a reverse stock split at a ratio of 100:1; change of the Company’s name from Level 8 Systems, Inc. to Cicero Inc.; increased the authorized common stock of the Company from 85 million shares to 215 million shares;  converted existing preferred shares into a new Series A-1 Preferred Stock; converted and cancelled senior reorganization debt in the aggregate principal amount of $2.3 million into 3,438,473 shares of common stock; converted the aggregate principal amount of $3.9 million of convertible bridge notes into 30,508,448 shares of common stock; converted each share of Series A3 Preferred Stock into 4.489 shares of Series A-1 Preferred Stock; converted each share of Series B3 Preferred Stock into 75 shares of Series A-1 Preferred Stock; converted each share of Series C Preferred Stock into 39.64 shares of Series A-1 Preferred Stock; converted an aggregate principal amount of $1.1 million of Series D Preferred Stock, recorded as mezzanine financing, into 53 shares of Series A-1 Preferred Stock; and converted an aggregate principal amount of $1 million of convertible promissory notes into 1,591 shares of Series A-1 Preferred Stock.  As of June 30, 2008 the Company had 1,544 shares of Series A-1 Preferred Stock outstanding.

Index

NOTE 6.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards  No.  109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first six months of fiscal year 2008 or 2007.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 7.   EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding.  Diluted earnings/(loss) per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities.  Potentially dilutive securities outstanding during the periods presented include stock options, warrants and preferred stock.

The following reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic shares	45,794	38,978	45,374	32,633
Effect of dilution	6	--	--	--
Diluted shares	45,800	38,978	45,374	32,633

The following table sets forth the potential shares that are not included in the diluted earnings/(loss) per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options where the exercise price is greater then the average market price of common shares	2,502	45	2,602	45
Warrants where the exercise price is greater than the average market price of common shares	422	302	422	302
Preferred stock, common share equivalent	1,544	1,763	1,544	1,763

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

Index

The table below presents information about the reported segment for the three and six months ended
June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total revenue	$1,427	$316	$1,897	$548
Total cost of revenue	274	156	514	323
Gross margin	1,153	160	1,383	225
Total operating expenses	672	579	1,378	1,112
Segment income/(loss)	$481	$(419)	$5	$(887)

A reconciliation of total segment income/(loss) to income/(loss) before provision for income taxes for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total segment income/(loss)	$481	$(419)	$5	$(887)
Interest and other income/(expense), net	(51)	(33)	(60)	(94)
Total income/(loss) before income taxes	$430	$(452)	$(55)	$(981)

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

Index

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

Index

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

1. Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.  Although we believe that these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Given these uncertainties, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on these forward-looking statements.  These forward-looking statements are made as of the date of this quarterly report.  We assume no obligation to update or revise them or provide reasons why actual results may differ.

The Company's results of operations include the operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Total revenue	$1,427	$316	$1,897	$548
Total cost of revenue	274	156	514	323
Gross margin	1,153	160	1,383	225
Total operating expenses	672	579	1,378	1,112
Segment income/(loss)	$481	$(419)	$5	$(887)

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2007.

Total Revenues.  Total revenues increased $1,111,000, or 351%, from $316,000 to $1,427,000, for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007. This increase is primarily due to an increase in software license revenue and maintenance revenue for one large customer during the second quarter of 2008.

Total Cost of Revenue.  Total cost of revenue increased $118,000, or 76%, from $156,000 to $274,000, for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.  The increase is primarily attributable to the expensing of employee stock options and increased headcount.

Total Gross Margin.  Gross margin was $1,153,000, or 80.8%, for the three months ended June 30, 2008 as compared to the gross margin of $160,000, or 50.6% for the three months ended June 30, 2007. The increase in gross margin is due to the increase of software license revenue for the quarter ended June 30, 2008.

Index

Total Operating Expenses.  Total operating expenses increased $93,000, or 16.1% from $579,000 to $672,000 for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007.  The increase in total operating expenses is primarily attributable to the recording of stock option expense that was initiated in the third quarter of 2007 as well as additional sales and marketing costs due to participation at trade shows partially offset by decreased headcount.

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

Software Products.
Software Product Revenue.  The Company earned $932,000 for software product revenue for the three months ended June 30, 2008 as compared to no software revenue for the three months ended June 30, 2007.

Software Product Gross Margins.  The gross margin on software products for the three months ended June 30, 2008 was 96.9 % and reflects the accrual of royalty payments offset by revenues.  Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended June 30, 2008 increased by approximately $140,000, or 181.8%, from $77,000 to $217,000 as compared to the three months ended June 30, 2007.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended June 30, 2008 was 74.2% compared with 29.9% for the three months ended June 30, 2007.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase of gross margin is due to the increase in maintenance revenue and decrease in headcount partially offset by increase in expenses due to the expensing of employee stock options.

Services.
Services Revenue.  Services revenue increased $39,000, or 16.3%, from $239,000 to $278,000 for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007. The increase in services revenues is due to a larger integration project relating to Cicero® software.

Services Gross Margin.  Services gross margin was 32% for the three months ended June 30, 2008 compared with gross margin of 57.3% for the three months ended June 30, 2007.  The decrease in gross margin was primarily attributable to the increase in headcount and the expensing of employee stock options.

Index

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2008 decreased by approximately $2,000, or (1.0%), from $194,000 to $192,000 as compared with the three months ended June 30, 2007.  The decrease is primarily attributable to a reduction in headcount partially offset by the recording of employee stock option expense and greater trade show participation.

Research and Development.  Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by approximately $40,000, or 33.3%, from $120,000 to $160,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase in costs for the quarter is primarily due to the recording of employee stock option expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina.  General and administrative expenses for the three months ended June 30, 2008 increased by approximately $55,000, or 20.8%, from $265,000 to $320,000 over the same period in the prior year.  The increase is primarily attributable to the recording of employee stock option expense and performance compensation accrual partially offset by lower bad debt expense.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax expense/benefit was not recorded for the income/loss incurred in the second quarter of 2008 or 2007. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH THE SIX MONTHS ENDED
JUNE 30, 2007.

Total Revenues.  Total revenues increased $1,349,000, or 246.2%, from $548,000 to $1,897,000, for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007. This increase is due to an increase in software license revenue and maintenance revenue for the first six months of 2008 offset by a decrease in consulting revenue for the same period.

Total Cost of Revenue.  Total cost of revenue increased $191,000, or 59.1%, from $323,000 to $514,000, for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.  The increase is primarily attributable to increased headcount and the expensing of employee stock options.

Total Gross Margin.  Gross margin was $1,383,000, or 72.9%, for the six months ended June 30, 2008 as compared to the gross margin of $225,000, or 41.1% for the six months ended June 30, 2007. The increase in gross margin is due to the increase of software license revenue for the six months ended June 30, 2008.

Total Operating Expenses.  Total operating expenses increased $266,000, or 23.9% from $1,112,000 to $1,378,000 for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007.  The increase in total operating expenses is primarily attributable to the recording of stock option expense that was initiated in the third quarter of 2007 as well as additional sales and marketing costs due to increased headcount and participation at trade shows.

Software Products.
Software Product Revenue.  The Company earned $1,132,000 for software product revenue for the six months ended June 30, 2008 as compared to no software revenue for the six months ended June 30, 2007.

Index

Software Product Gross Margins.  The gross margin on software products for the six months ended
June 30, 2008 was 96.8 % and reflects the accrual of royalty payments offset by revenues.  Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the six months ended June 30, 2008 increased by approximately $229,000, or 194.1%, from $118,000 to $347,000 as compared to the six months ended
June 30, 2007.

Maintenance Gross Margin.  Gross margin on maintenance products for the six months ended June 30, 2008 was 63.4% compared with 9.3% for the six months ended June 30, 2007.  The increase of gross margin is due to the increase in maintenance revenue partially offset by increase in expenses due to the expensing of employee stock options.

Services.
Services Revenue.  Services revenue decreased $12,000, or 2.8%, from $430,000 to $418,000 for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007. The decrease in services revenues is due to a smaller integration project relating to Cicero® software.

Services Gross Margin.  Services gross margin was 16.0% for the six months ended June 30, 2008 compared with gross margin of 49.8% for the six months ended June 30, 2007.  The decrease in gross margin was primarily attributable to the decrease in service billings noted above and the recording of employee stock option expense, partially offset by a reduction in headcount.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2008 increased by approximately $114,000, or 34.4%, from $331,000 to $445,000 as compared with the six months ended June 30, 2007.  The increase is primarily attributable an increase in headcount, the recording of employee stock option expense, increased travel, and greater trade show participation.

Research and Development.  Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by approximately $56,000, or 21.7%, from $258,000 to $314,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase in is primarily due to increase in headcount and the recording of employee stock option expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina.  General and administrative expenses for the six months ended June 30, 2008 increased by approximately $96,000, or 18.4%, from $523,000 to $619,000 over the same period in the prior year.  The increase is primarily attributable to an increase in costs in the finance area due to employee turnover and the recording of employee stock option expense, partially offset by lower bad debt expense and legal fees.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the loss incurred for the six months ended June 30, 2008 or June 30, 2007. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Index

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $35,000 at June 30, 2008 from $250,000 at December 31, 2007.
The Company used $215,000 of cash for the six months ended June 30, 2008.

Net cash provided by (used in) Operating Activities.  Cash provided by operations for the six months ended June 30, 2008 was $90,000 compared with $779,000 used by operations for the six months ended June 30, 2007.  Cash provided by operations for the six months ended June 30, 2008 was primarily comprised of non-cash charges for depreciation and stock compensation of approximately $7,000 and $225,000, respectively.  Additionally, the Company’s cash increased in deferred revenues from maintenance contracts of $569,000.  These cash inflows were offset by the loss from operations of approximately $55,000 and the increase of approximately $645,000 in accounts receivable.

Net cash used for Investing Activities. The Company bought $17,000 worth of equipment during the six months ended June 30, 2008.

Net cash provided by (used in) Financing Activities.  Net cash used by financing activities for the six months ended June 30, 2008 was approximately $282,000 as compared with approximately $657,000 of net cash provided by financing activities for the six months ended June 30, 2007.  Cash used by financing activities for the six months ended June 30, 2008 was comprised primarily of repayment of short and long term debt.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2008 with cash on hand from December 31, 2007 and from revenues received during the period.

In October 2007, the Company agreed to restructure a promissory note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new promissory note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of our common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness. In March 2008, the Company amended the terms of its note payable to BluePhoenix Solutions. Under the terms of the original note, the Company was to make a principal reduction payment in the amount of $350,000 on January 30, 2009. The Company and BluePhoenix agreed to accelerate that principal payment to March and May 2008 in return for a conversion of $50,000 of principal into 195,848 shares of the Company’s common stock. In March, the Company paid $200,000 plus accrued interest, and in August, the Company will pay $100,000 plus accrued interest.

From time to time, the Company entered into promissory notes with John L. (Launny) Steffens, the Chairman of the Board of Directors.  As of June 30, 2008, the Company is indebted to Mr. Steffens in the amount of $385,000.  The notes bear interest at 6% and 10% per annum.

In 2004 the Company entered into promissory notes with Anthony Pizi, a director of the Company and its former Chief Information Officer.  As of June 30, 2008, the Company is indebted to Mr. Pizi in the amount of $9,000.  The notes bear interest at 12% per annum.

The Company has incurred aggregate losses of approximately $4,972,000 in the past two years and has experienced negative cash flows from operations for each of the past three years.  For the six months ended June 30, 2008, the Company incurred an additional loss of approximately $55,000 and has a working capital deficiency of approximately $5,657,000.  The Company’s future revenues are largely dependent on acceptance of a newly developed and marketed product – Cicero®.  Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company.  The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero® through increased marketing and leveraging its limited number of reference accounts.  The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach.  Additionally, the Company hopes to obtain additional equity capital or other strategic transactions in the near term to provide additional liquidity.  There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Index

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months.  At our current rates of expense and assuming the Company will generate revenues in the next twelve months at the annualized rate of revenue generated in the first six months of 2008, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $1,000,000 during the next twelve months to maintain planned operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Index

(b) Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the Company issued 623,214 shares of common stock to a vendor for the settlement of an accounts payable balance for rent of $159,106.

These shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Index

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
Date: August 14, 2008