Form 10-Q
period 2008-09-30
CICERO INC
filed 2008-11-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ___________   to  __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐.

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
Yes ☐ No ☒

46,642,396 shares of common stock, $.001 par value, were outstanding as of November 3, 2008.

Cicero Inc.

Part I.     Financial Information
Item 1.  Financial Statements

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$228	$250
Assets of discontinued operations	76	79
Trade accounts receivable, net	333	692
Prepaid expenses and other current assets	186	208
Total current assets	823	1,229
Property and equipment, net	48	22
Total assets	$871	$1,251
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$702	$1,235
Accounts payable	2,127	2,489
Accrued expenses:
Salaries, wages, and related items	1,048	1,002
Other	2,037	2,072
Liabilities of discontinued operations	446	455
Deferred revenue	502	108
Total current liabilities	6,862	7,361
Long-term debt	971	1,323
Total liabilities	7,833	8,684
Stockholders' (deficit):
Preferred stock	--	--
Common stock	47	44
Additional paid-in capital	229,909	228,858
Accumulated deficit	(236,929)	(236,320)
Accumulated other comprehensive income/(loss)	11	(15)
Net stockholders' (deficit)	(6,962)	(7,433)
Total liabilities and stockholders' (deficit)	$871	$1,251

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Software	$72	$1	$1,204	$1
Maintenance	249	84	596	202
Services	257	302	675	732
Total operating revenue	578	387	2,475	935

Cost of revenue
Software	4	--	40	--
Maintenance	55	94	182	201
Services	255	211	605	427
Total cost of revenue	314	305	827	628

Gross margin	264	82	1,648	307

Operating expenses:
Sales and marketing	233	241	678	572
Research and product development	160	217	474	475
General and administrative	338	546	959	1,069
Total operating expenses	731	1,004	2,111	2,116
Loss from operations	(467)	(922)	(463)	(1,809)

Other income (expense):
Interest expense	(64)	(64)	(187)	(186)
Other income/(expense)	(22)	21	41	49
Loss before provision for income taxes	(553)	(965)	(609)	(1,946)
Income tax provision	--	1	--	1

Net loss	$(553)	$(966)	$(609)	$(1,947)

Loss per share:
Basic loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.06)
Diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.06)

Average shares outstanding:
Basic	46,404	39,020	45,682	34,785
Potential dilutive common shares	52	--	24	--
Diluted	46,456	39,020	45,706	34,785

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net loss	$(609)	$(1,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12	2
Stock compensation expense	344	582
Stock issuance	15	--
Changes in assets and liabilities:
Trade accounts receivable	359	(99)
Assets and liabilities – discontinued operations	(6)	18
Prepaid expenses and other assets	22	(42)
Accounts payable and accrued expenses	(56)	(21)
Deferred revenue	394	109
Net cash provided by (used in) operating activities	475	(1,398)

Cash flows from investing activities:
Purchases of equipment	(38)	(7)

Cash flows from financing activities:
Proceeds from the issuance of common stock	--	1,023
Borrowings under credit facility, term loans and notes payable	935	156
Repayments of term loans, credit facility and notes payable	(1,420)	(61)
Net cash provided by (used in) financing activities	(485)	1,118
Effect of exchange rate changes on cash	26	(6)
Net decrease in cash and cash equivalents	(22)	(293)
Cash and cash equivalents:
Beginning of period	250	310
End of period	$228	$17

Non-Cash Investing and Financing Activities:

During July 2008, the Company issued 391,696 shares of common stock in exchange for a $100,000 principal payment on a promissory note.

During July 2008, the Company issued 195,848 shares of common stock in exchange for a $50,000 principal payment on a promissory note.

During July 2008, the Company issued 80,993 shares of common stock to a vendor in exchange for the settlement of an accounts payable balance of $20,678.

During April 2008, the Company issued 623,214 shares of common stock to a vendor in exchange for the settlement of an accounts payable balance of $159,106.

During March, April and July 2008, the Company issued 1,425,137 shares of common stock in exchange for the conversion of debt and interest of $363,000 to a group of investors who had acquired the short term promissory note due to SDS Merchant Fund.

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(553)	$(966)	$(609)	$(1,947)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	32	(6)	26	(6)
Comprehensive loss	$(521)	$(967)	$(583)	$(1,953)

The accompanying notes are an integral part of the consolidated financial statements.

Index

CICERO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and nine months ended September 30, 2008 and 2007 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $1,975,000 and $2,997,000 in 2007 and 2006, respectively, and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2008, the Company incurred a loss of $609,000 and had a working capital deficiency of $6,039,000. The Company’s future revenues are entirely dependent on acceptance of Cicero® software, which has had limited success in commercial markets to date. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

During 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stcok-based awards under SFAS No. 123R.

The Company issued 275,000 options in the first six months of 2008 of which 83,333 were vested immediately.  The Company recognized stock-based compensation expense of $110,000 and $317,000, respectively, for the three and nine months ended September 30, 2008.  The Company also recognized stock-based compensation expense of $9,000 and $27,000, respectively, for the three and nine months ended September 30, 2008, for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of September 30, 2008 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2008	2,529,025
Granted	400,000
Exercised	--
Forfeited	(268,812)
Outstanding on September 30, 2008	2,660,213

Weighted average exercise price of outstanding options	$1.73
Shares available for future grants on September 30, 2008	1,867,107

Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options were included for the three and nine-month periods ended September 30, 2008 and 2007, respectively. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period.  Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.  The average price of Cicero common stock during the three months ended September 30, 2008 and 2007 was $0.24 and $0.42, respectively.  The average price of Cicero common stock during the nine months ended September 30, 2008 and 2007 was $0.20 and $0.72, respectively.

Index

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company believes that the adoption of SFAS No. 162 will not have an effect on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  This statement requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations and cash flows.  SFAS No. 161 is effective for the Company beginning January 1, 2009.  The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on its financial statements.

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

Index

NOTE 3.   SHORT TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Note payable, related party (a)	$94	$49
Notes payable (b)	608	1,186
	$702	$1,235

(a)
In June 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At September 30, 2008, the Company was indebted to Mr. Steffens in the amount of $45,000.

In November 2007, the Company entered into a short term note payable with Mr. Steffens for various working capital needs. The Note bears interest at 6% per year and is unsecured. At September 30, 2008, the Company was indebted to Mr. Steffens in the amount of $40,000.

In 2004, the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. At September 30, 2008, the Company was indebted to Mr. Pizi in the amount of $9,000.

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

NOTE 4.   LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Term loan (a)	$671	$1,021
Note payable; related party (b)	300	300
Other long-term debt	--	2
	$971	$1,323

(a)
In October 2007, the Company, in conjunction with BluePhoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with BluePhoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (4.25% at September 30, 2008 and 5.86% at December 31, 2007) maturing in December 2011. Interest is payable quarterly.  Under the terms of the original note, the Company was to make a principal reduction payment in the amount of $350,000 on January 30, 2009. The Company and BluePhoenix agreed to accelerate that principal payment to March and May 2008 in return for a conversion of $50,000 of principal into 195,848 shares of the Company’s common stock.  In March 2008, the Company paid $200,000 plus accrued interest.  In July 2008, $50,000 of debt was converted into 195,848 shares of the Company’s common stock.  The remaining payment of $100,000 is due January 30, 2009.

Index

(b)
In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim.  The note bears interest of 3% and matures in October 2009.  At September 30, 2008, the Company was indebted to Mr. Steffens in the amount of $300,000.

NOTE 5.   STOCKHOLDER’S EQUITY

In July 2008, the Company issued 80,993 shares of common stock to a vendor for the settlement of an accounts payable balance of $20,678.

In July 2008, the Company issued 195,848 shares of common stock to BluePhoenix Solutions in lieu of repayment of $50,000 of debt.  An additional 60,000 shares of common stock were issued to BluePhoenix due to a filing deadline penalty.

In April 2008, the Company issued 623,214 shares of common stock to a vendor for the settlement of an accounts payable balance of $159,106.

In March 2008, the Company was notified that a group of investors, including two members of the Board of Directors, acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note is unsecured and bears interest at 10% per annum. In March, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. In March, April and July 2008, the total principal and interest amounted to $363,167 and was converted into 1,425,137 shares of common stock, of which Mr. John Steffens, the Company’s Chairman, acquired 475,141 shares and Mr. Bruce Miller, also a member of our Board of Directors, acquired 474,998 shares.

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

In December 2006, the Company completed its Plan of Recapitalization, approved by its stockholders at a Special Stockholders Meeting held on November 16, 2006. Results of the Plan included a reverse stock split at a ratio of 100:1; change of the Company’s name from Level 8 Systems, Inc. to Cicero Inc.; increased the authorized common stock of the Company from 85 million shares to 215 million shares;  converted existing preferred shares into a new Series A-1 Preferred Stock; converted and cancelled senior reorganization debt in the aggregate principal amount of $2.3 million into 3,438,473 shares of common stock; converted the aggregate principal amount of $3.9 million of convertible bridge notes into 30,508,448 shares of common stock; converted each share of Series A3 Preferred Stock into 4.489 shares of Series A-1 Preferred Stock; converted each share of Series B3 Preferred Stock into 75 shares of Series A-1 Preferred Stock; converted each share of Series C Preferred Stock into 39.64 shares of Series A-1 Preferred Stock; converted an aggregate principal amount of $1.1 million of Series D Preferred Stock, recorded as mezzanine financing, into 53 shares of Series A-1 Preferred Stock; and converted an aggregate principal amount of $1 million of convertible promissory notes into 1,591 shares of Series A-1 Preferred Stock.  As of September 30, 2008 the Company had 1,544 shares of Series A-1 Preferred Stock outstanding.

Index

NOTE 6.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards  No.  109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first nine months of fiscal year 2008 or 2007.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic shares	46,404	39,020	45,682	34,785
Effect of dilution	52	--	24	--
Diluted shares	46,456	39,020	45,706	34,785

The following table sets forth the potential shares that are not included in the diluted loss per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock options where the exercise price is greater then the average market price of common shares	2,608	2,801	2,636	2,801
Warrants where the exercise price is greater than the average market price of common shares	422	300	422	300
Preferred stock, common share equivalent	1,544	1,604	1,544	1,604

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

Index

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

The table below presents information about the reported segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total revenue	$578	$387	$2,475	$935
Total cost of revenue	314	305	827	628
Gross margin	264	82	1,648	307
Total operating expenses	731	1,004	2,111	2,116
Segment loss	$(467)	$(922)	$(463)	$(1,809)

A reconciliation of total segment loss to loss before provision for income taxes for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total segment income/(loss)	$(467)	$(922)	$(463)	$(1,809)
Interest and other income/(expense), net	(86)	(43)	(146)	(137)
Total income/(loss) before income taxes	$(553)	$(965)	$(609)	$(1,946)

NOTE 9.   CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business.

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors.  The amount in dispute was approximately $200,000 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation.  Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company has not made any additional payment and has a remaining liability of approximately $88,000.

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

•	There is substantial doubt as to whether we can continue as a going concern;

•	We have a history of losses and expect that we will continue to experience losses at least through the fiscal year end of 2008;

•	We develop new and unproven technology and products;

•	We depend on an unproven strategy for ongoing revenue;

•	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

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

The Company's results of operations include the operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

The table below presents information for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Total revenue	$578	$387	$2,475	$935
Total cost of revenue	314	305	827	628
Gross margin	264	82	1,648	307
Total operating expenses	731	1,004	2,111	2,116
Operating loss	$(467)	$(922)	$(463)	$(1,809)

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

Total Revenues.  Total revenues increased $191,000, or 49%, from $387,000 to $578,000, for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007. This increase is primarily due to an increase in additional software license revenue and the amortized maintenance revenue from the addition of a large customer during the second quarter of 2008.

Total Cost of Revenue.  Total cost of revenue increased $9,000, or 3%, from $305,000 to $314,000, for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.  The increase is primarily attributable to increased professional service headcount and travel resulting from consulting engagements partially offset by a decrease in employee stock option expense that was recorded in the third quarter of 2007.

Total Gross Margin.  Gross margin was $264,000, or 45.7%, for the three months ended September 30, 2008 as compared to the gross margin of $82,000, or 21.2% for the three months ended September 30, 2007. The increase in gross margin is due to the increase of software license and maintenance revenue for the quarter ended September 30, 2008.

Index

Total Operating Expenses.  Total operating expenses decreased $273,000, or 27% from $1,004,000 to $731,000 for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007.  The decrease in total operating expenses is primarily attributable to a reduction in  stock option expense for 2008 of approximately $238,000.

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

Software Products.
Software Product Revenue.  Software product revenue for the three months ended September 30, 2008 increased by approximately $71,000 from $1,000 to $72,000 as compared to the three months ended September 30, 2007 primarily due to additional revenues from a large customer added in second quarter 2008.

Software Product Gross Margins.  Gross margin on software products for the three months ended September 30, 2008 was 94.4% compared with 100% for the three months ended September 30, 2007.   It reflects the accrual of royalty payments offset by revenues.  Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended September 30, 2008 increased by approximately $165,000, or 196%, from $84,000 to $249,000 as compared to the three months ended September 30, 2007.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended September 30, 2008 was 77.9% compared with a gross margin loss of 11.9% for the three months ended September 30, 2007.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase of gross margin is due to the increase in maintenance revenue and a reduction in stock compensation expense for 2008.

Services.
Services Revenue.  Services revenue decreased $45,000, or 15%, from $302,000 to $257,000 for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007. The decrease in services revenues is due to the timing of certain consulting services engagements.

Services Gross Margin.  Services gross margin was 0.8% for the three months ended September 30, 2008 compared with gross margin of 30.1% for the three months ended September 30, 2007.  The decrease in gross margin was primarily attributable to the decrease in revenues compounded by an increase in headcount.

Index

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2008 decreased by approximately $8,000, or 3%, from $241,000 to $233,000 as compared with the three months ended September 30, 2007.  The decrease is primarily attributable to the reduction in stock option expense for quarter ended September 30, 2008 compared with the same quarter in 2007.

Research and Development.  Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $57,000, or 26%, from $217,000 to $160,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The decrease in costs for the quarter is primarily due to the reduction in stock option expense for the quarter ended September 30, 2008 compared with the same quarter in 2007.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina.  General and administrative expenses for the three months ended September 30, 2008 decreased by approximately $208,000, or 38%, from $546,000 to $338,000 over the same period in the prior year.  The decrease is primarily attributable to a reduction of $246,000 in stock option expense for the quarter ended September 30, 2008 compared with the same quarter in 2007.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax expense/benefit was not recorded for the income/loss incurred in the third quarter of 2008 or 2007. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2007.

Total Revenues.  Total revenues increased $1,540,000, or 165%, from $935,000 to $2,475,000, for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007. This increase is due to an increase in software license revenue from a large customer added in the second quarter 2008 and associated maintenance revenue for the first nine months of 2008 offset by a slight decrease in consulting revenue for the same period.

Total Cost of Revenue.  Total cost of revenue increased $199,000, or 32%, from $628,000 to $827,000, for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.  The increase is primarily attributable to increased headcount and travel resulting from consulting engagements.

Total Gross Margin.  Gross margin was $1,648,000, or 66.6%, for the nine months ended September 30, 2008 as compared to the gross margin of $307,000, or 32.8% for the nine months ended September 30, 2007. The increase in gross margin is due to the increase of software license revenue and associated maintenance revenue for the nine months ended September 30, 2008.

Total Operating Expenses.  Total operating expenses decreased $5,000, or 0.2% from $2,116,000 to $2,111,000 for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007.  The decrease in total operating expenses is primarily attributable to a reduction in employee stock option expense partially offset by additional sales and marketing costs due to increased headcount and participation at trade shows.

Index

Software Products.
Software Product Revenue.  Software product revenue for the nine months ended September 30, 2008 increased by approximately $1,203,000 from $1,000 to $1,204,000 as compared to the nine months ended September 30, 2007 primarily due to additional revenues from a large customer added in second quarter 2008.

Software Product Gross Margins.  Gross margin on software products for the nine months ended September 30, 2008 was 96.7% compared with 100% for the nine months ended September 30, 2007.   Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the nine months ended September 30, 2008 increased by approximately $394,000, or 195%, from $202,000 to $596,000 as compared to the nine months ended
September 30, 2007 primarily due to deferred revenue being recognized from a customer added in first quarter 2008.

Maintenance Gross Margin.  Gross margin on maintenance products for the nine months ended September 30, 2008 was 69.5% compared with 0.5% for the nine months ended September 30, 2007.  The increase of gross margin is due to the increase in maintenance revenue.

Services.
Services Revenue.  Services revenue decreased $57,000, or 8%, from $732,000 to $675,000 for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007. The decrease in services revenues is due to the timing of integration projects.

Services Gross Margin.  Services gross margin was 10.4% for the nine months ended September 30, 2008 compared with gross margin of 41.7% for the nine months ended September 30, 2007.  The decrease in gross margin was primarily attributable to the decrease in service billings noted above and an increase in headcount and commissions.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the nine months ended September 30, 2008 increased by approximately $106,000, or 19%, from $572,000 to $678,000 as compared with the nine months ended September 30, 2007.  The increase is primarily attributable to an increase in headcount, increased travel, and greater trade show participation, offset by a reduction in stock compensation expense.

Research and Development.  Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $1,000, or 0.2%, from $475,000 to $474,000 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina.  General and administrative expenses for the nine months ended September 30, 2008 decreased by approximately $110,000, or 10%, from $1,069,000 to $959,000 over the same period in the prior year.  The decrease is primarily attributable to a decrease in employee stock option expense.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the loss incurred for the nine months ended September 30, 2008 or September 30, 2007. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Index

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $228,000 at September 30, 2008 from $250,000 at December 31, 2007.  The Company used $22,000 of cash for the nine months ended September 30, 2008.

Net cash provided by (used in) Operating Activities.  Cash provided by operations for the nine months ended September 30, 2008 was $475,000 compared with $1,398,000 used by operations for the nine months ended September 30, 2007.  Cash provided by operations for the nine months ended September 30, 2008 was primarily driven by non-cash charges for stock compensation of approximately $344,000; the decrease of approximately $359,000 in accounts receivable; and the increase of deferred revenues from maintenance contracts of $394,000.  These cash inflows were offset by the loss from operations of approximately $609,000.

Net cash used for Investing Activities. The Company bought $38,000 worth of equipment during the nine months ended September 30, 2008.

Net cash provided by (used in) Financing Activities.  Net cash used by financing activities for the nine months ended September 30, 2008 was approximately $485,000 as compared with approximately $1,118,000 of net cash provided by financing activities for the nine months ended September 30, 2007.  Cash used by financing activities for the nine months ended September 30, 2008 was comprised primarily of repayment of short and long term debt.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2008 with cash on hand from December 31, 2007 and from revenues received during the period.

In October 2007, the Company agreed to restructure a promissory note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new promissory note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of our common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness. In March 2008, the Company amended the terms of its note payable to BluePhoenix Solutions. Under the terms of the original note, the Company was to make a principal reduction payment in the amount of $350,000 on January 30, 2009. The Company and BluePhoenix agreed to accelerate that principal payment to March and May 2008 in return for a conversion of $50,000 of principal into 195,848 shares of the Company’s common stock. In March, the Company paid $200,000 plus accrued interest and in July 2008, the $50,000 of debt was converted into 195,848 shares of the Company’s common stock.  The remaining payment of $100,000 is due January 30, 2009.

From time to time, the Company entered into promissory notes with John L. (Launny) Steffens, the Chairman of the Board of Directors.  As of September 30, 2008, the Company is indebted to Mr. Steffens in the amount of $385,000.  The notes bear interest between 3% and 10% per annum.

Index

In 2004 the Company entered into promissory notes with Anthony Pizi, a director of the Company and its former Chief Information Officer.  As of September 30, 2008, the Company is indebted to Mr. Pizi in the amount of $9,000.  The notes bear interest at 12% per annum.

The Company has incurred aggregate losses of approximately $4,972,000 in the past two years and has experienced negative cash flows from operations for each of the past three years.  For the nine months ended September 30, 2008, the Company incurred an additional loss of approximately $609,000 and has a working capital deficiency of approximately $6,039,000.  The Company’s future revenues are largely dependent on acceptance of a newly developed and marketed product – Cicero®.  Accordingly, there is substantial doubt that the Company can continue as a going concern. In order to address these issues and to obtain adequate financing for the Company’s operations for the next twelve months, the Company is actively promoting and expanding its product line and continues to negotiate with significant customers that have demonstrated interest in the Cicero® technology. The Company is experiencing difficulty increasing sales revenue largely because of the inimitable nature of the product as well as customer concerns about the financial viability of the Company.  The Company is attempting to solve this problem by improving the market’s knowledge and understanding of Cicero® through increased marketing and leveraging its limited number of reference accounts.  The Company is attempting to address the financial concerns of potential customers by pursuing strategic partnerships with companies that have significant financial resources although the Company has not experienced significant success to date with this approach.  Additionally, the Company hopes to obtain additional equity capital or other strategic transactions in the near term to provide additional liquidity.  There can be no assurance that management will be successful in executing these strategies as anticipated or in a timely manner or that increased revenues will reduce further operating losses. If the Company is unable to significantly increase cash flow or obtain additional financing, it will likely be unable to generate sufficient capital to fund operations for the next twelve months and may be required to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

We do not believe that we currently have sufficient cash on hand to finance operations for the next twelve months.  At our current rates of expense and assuming the Company will generate revenues in the next twelve months at the annualized rate of revenue generated in the first nine months of 2008, we will be able to fund planned operations with existing capital resources for a minimum of four months and experience negative cash flow of approximately $600,000 during the next twelve months to maintain planned operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Index

Item 4.   Controls and Procedures

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors.  The amount in dispute was approximately $200,000 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation.  Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company has not made any additional payments and has a remaining liability of approximately $88,000.

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

Item 1A. Risk Factors

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008, the Company issued 391,696 shares of common stock for a $100,000 principal payment on a promissory note.

In July 2008, the Company issued 195,848 shares of common stock for a $50,000 principal payment on a promissory note.

Index

In July 2008, the Company issued 80,993 shares of common stock to a vendor for the settlement of an accounts payable balance of $20,678.

These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In July 2008, the Company issued 2,625 shares of common stock to the Company’s Chairman, Mr. John L. Steffens, for the conversion of interest of $670 as part of the acquisition of the short term promissory note due to SDS Merchant Fund.

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
Date: November 14, 2008