Form 10-K/A
period 2007-12-31
CICERO INC
filed 2008-12-23
CIK 945384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

CICERO INC.
 (Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8000 Regency Parkway Suite 542 Cary, North Carolina	27518
(Address of Principal Executive Office)	(Zip Code)

(919) 380-5000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $5,765,578 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 43,805,508 shares of Common Stock outstanding as of March 11, 2008.

Documents Incorporated by Reference: none

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Original Annual Report”). This Amendment revises management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 in Item 9A. Management has concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective because we failed to complete our assessment of internal control over financial reporting as of December 31, 2007, as required by Item 308T of Regulation S-K, prior to filing the Original Annual Report with the SEC

We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment No. 1 does not reflect events occurring after the filing of the Original Annual Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

Page
PART II

Item 9A. Controls and Procedures	3

Item 15. Exhibits, Financial Statement Schedules	5

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December  31, 2007. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective because we failed to complete our assessment of internal control over financial reporting as of December 31, 2007, as required by Item 308T of Regulation S-K, prior to filing our Annual Report with the SEC.

We have remedied this failure by subsequently completing our assessment of internal control over financial reporting as of December 31, 2007, in accordance with Item 308T of Regulation S-K, and by amending our Annual Report to include management’s report on internal control over financial reporting. Since the ineffectiveness related solely to our failure to complete the required assessment of internal control over financial reporting, management otherwise believes that the financial information set forth in the financial statements was reliable and obtained on a timely basis. We have implemented the following additional controls and procedures:

●   we have established a time table for annual testing of the effectiveness of our internal control over financial reporting with the direct reporting of the results to the Audit Committee to ensure proper compliance with SEC rules and regulations; and

●  we have hired a Controller whose duties include ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management evaluated of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

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

(e) Changes in Internal Control Over Financial Reporting

We have implemented the following additional controls and procedures:

●   in October 2008, we established a time table for annual testing of the effectiveness of our internal control over financial reporting with the direct reporting of the results to the Audit Committee to ensure proper compliance with SEC rules and regulations; and

●  on January 14, 2008, we hired a Controller whose duties include ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit (31.1) – Section 302 Certification – Principal Executive Officer
Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of December 2008.

CICERO INC.

By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer