Form 10-K
period 2008-12-31
CICERO INC
filed 2009-03-31
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”,“large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non - accelerated filer ☐	Smaller reporting company ☒

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $7,804,910 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 46,642,396 shares of Common Stock outstanding as of March 12, 2009.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

PART I

Item 1.	Business

Overview

Cicero Inc, (the “Company”) is a provider of business integration software, which enables organizations to integrate new and existing information and processes at the desktop. Our business integration software addresses the emerging need for companies’ information systems to deliver enterprise-wide views of their business information processes. In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers with industry-leading integration solutions.  The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest 500 corporations worldwide (the “Global 500”).

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

Some of the companies that have implemented or are implementing our Cicero® software product include Merrill Lynch, Pierce, Fenner & Smith Incorporated, Nationwide Financial Services, Affiliated Computer Systems and Deutsche Bank AG. We have also sold to intelligence, security, law enforcement and other government users.

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

We originally licensed the Cicero® technology and related patents on a worldwide basis from Merrill Lynch, Pierce, Fenner & Smith Incorporated in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend our exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch's rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. Merrill Lynch indemnifies us with regard to the rights granted to us by them. In consideration for the original Cicero® license we issued to Merrill Lynch 10,000 shares of our common stock. In consideration for the amendment, we issued an additional 2,500 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement. Under the royalty sharing agreement, we pay a royalty of 3% of the sales price for each sale of Cicero® or related maintenance services. The royalties over the life of the agreement are capped at $20 million. We have completely re-engineered the Cicero® software to provide increased functionality and much more powerful integration capabilities.

Recent Developments

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company in February 2010 under its contract with Merrill Lynch. In addition, each investor will be issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.

In addition, the Company and Mr. John Steffens, its Chairman, agreed to amend an existing Note payable that matured on October 31, 2009 to extend the maturity on the Note until October 31, 2010.

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

Affiliated Computer Services Inc. and Merrill Lynch each accounted for more than ten percent (10%) of our operating revenues in 2008.  In 2007, Merrill Lynch accounted for more than ten percent (10%) of our operating revenues.  Merrill Lynch, N.E.W. Customer Service Companies, IBM, and Pilar Services, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2006.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement Cicero® software solutions with strategic partners such as systems integrators and embed Cicero® along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into strategic partnerships with the following resellers, for integrated business solutions: Affiliated Computer Services, Inc., BluePhoenix Solutions and Hewlett Packard.  In addition, we have entered into strategic partnerships with TrySynergy Consulting, Innovative Solutions Group, Piercetech, and Pilar Services, Inc.  These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle Cicero® with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

Marketing

The target market for our products and services are large companies operating contact centers in the financial services, insurance and telecommunications industries, as well as users in the intelligence, security and law enforcement communities and other governmental organizations. Increasing competitiveness and consolidation is driving companies in such businesses to increase the efficiency and quality of their customer contact centers. As a result, customer contact centers are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

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

Research and Product Development

We incurred research and development expense of approximately $615,000, $569,000, and $533,000 in 2008, 2007, and 2006, respectively. The increase in costs in 2008 as compared to 2007 reflects an increase in headcount partially offset by a general decrease in overhead costs.  The increase in costs in 2007 as compared to 2006 reflects a charge for stock compensation expense of approximately $103,000 offset by general decreases in overhead costs and employee benefits.

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

Other competitors include Above All Software, Attachmate Corporation, Seagull Software Ltd. and Oracle. Our Cicero® product competes directly with other contact center solutions offered by Microsoft, Corizon and Jacada. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

Intellectual Property

Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Merrill Lynch holds a patent with respect to the Cicero® technology. Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country.  We use the registered trademark “Cicero®”.

All other product and company names mentioned herein are for identification purposes only and are the property of, and may be trademarks of, their respective owners.

Employees

As of December 31, 2008, we employed 30 employees, of which 29 are full time employees.  Our employees are not represented by a union or a collective bargaining agreement.

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

We have a history of losses and expect that we will continue to experience losses at least through the first quarter of 2009.

We experienced operating losses and net losses for each of the years from 1998 through 2008. We incurred a net loss of $3.0 million in 2006, $2.0 million for 2007 and $0.8 million in 2008.  As of December 31, 2008, we had a working capital deficit of $6.2 million and an accumulated deficit of $237 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.

Therefore, due to these and other factors, we expect that we will continue to experience net losses through the first quarter of 2009. We have not generated sufficient revenues to pay for all of our operating costs or other expenses and have relied on financing transactions over the last several fiscal years to pay our operating costs and other expenses. Although we have sufficient cash on hand to cover our operating requirements through the calendar year end of December 31, 2009, there can be no assurance that if we are unable to generate sufficient revenue from operations that we will be able to continue to access the capital markets to fund our operations, or that if we are able to do so that it will be on satisfactory terms, especially in light of the current economic crisis.

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

The Company’s future revenues are entirely dependent on acceptance of Cicero®. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2008, the Company had a working capital deficiency of approximately $6,157,000. While the Company has demonstrated some increase in the acceptance of its product the Company will need to attract more accounts in the near future. The Company’s success to date has been through some strategic relationships wherein it has been able to establish solutions specific to certain industry verticals such as financial services, contact centers and healthcare.

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

Our ability to generate revenue depends on the overall demand for desktop integration software and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for desktop integration in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger transactions. Those situations may cause a decrease in our revenue. A decrease in demand for our software and services caused, in part, by a weakening of the economy, may result in a decrease in our revenue rates.

The so-called “penny stock rule” could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board.  Trading of our common stock on the OTCBB may be subject to certain provisions of the Securities Exchange Act of 1934, as amended, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-
dealers. These may require a broker-dealer to:

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

Provisions of our charter and Bylaws could deter takeover attempts.

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

Some of the rights granted to the holders of our Series A-1 Preferred Stock could prevent a potential acquirer from buying our company.

Holders of our Series A-1 Preferred Stock have the right to block the Company from consummating a merger, sale of all or substantially all of its assets or recapitalization.  Accordingly, the holder of our Series A-1 Preferred Stock could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the current market price for their shares.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

Our corporate headquarters and United States operations group and administrative functions are based in offices of approximately 5,038 square feet in our Cary, North Carolina office pursuant to a lease expiring in 2010.  We believe that our existing lease will be renegotiated as it expires or that alternative properties can be leased on acceptable terms. We also believe that our present facilities are suitable for continuing our existing and planned operations.

Item 3.	Legal Proceedings

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

Our common is currently quoted on the Over-The-Counter Bulletin Board. In January 2007 we formally changed our name to Cicero Inc. and now trade under the ticker CICN.  The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2008 and 2007 as retroactively adjusted for the 100:1 reverse stock split.

	2008		2007
Quarter	High	Low	High	Low
First	$0.25	$0.14	$2.60	$1.02
Second	$0.19	$0.14	$1.13	$0.16
Third	$0.27	$0.17	$0.75	$0.24
Fourth	$0.20	$0.09	$0.29	$0.15

The closing price of the common stock on March 11, 2009 was $0.13 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future   As of March 11, 2009, we had 219 registered stockholders of record.

Recent Sales of Unregistered Securities

In July 2008, the Company issued 60,000 shares of common stock to BluePhoenix Solutions due to a filing deadline penalty.

These securities were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan, the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise ofoutstanding options	Weighted-average exercise price ofoutstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflectedin the first column)
Equity compensation plans approved by stockholders	26,120	$79.41	1,200
Equity compensation plans not approved by stockholders	2,685,759	$0.46	1,814,241
Total	2,711,879	$1.22	1,815,441

Item 6.	Selected Financial Data.

Not Applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General Information

Cicero Inc. is a global provider of business integration software that enables organizations to integrate new and existing information and processes at the desktop with our Cicero® software product.  Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the Company's business information processes.

In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions.  The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000.  Cicero offers services around our integration software products.

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

The Software product segment is comprised of the Cicero® product and the Ensuredmail product.  Cicero® is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications, while renovating or rejuvenating older legacy systems by making them usable in the business processes. Ensuredmail is an encrypted email technology that can reside on either the server or the desktop. In November 2008, the Company ceased any further sales and support of Ensuredmail.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Year Ended December 31,
	2008	2007	2006
Revenue:
Software	42.5%	27.7%	21.4%
Maintenance	25.3%	16.6%	12.3%
Services	32.2%	55.7%	66.3%
Total	100.0%	100.0%	100.0%

Cost of revenue:
Software	1.5%	1.0%	0.9%
Maintenance	7.5%	14.6%	21.8%
Services	27.3%	36.2%	56.2%
Total	36.2%	51.8%	78.9%

Gross margin	63.8%	48.2%	21.1%

Operating expenses:
Sales and marketing	27.6%	43.5%	35.6%
Research and product development	17.8%	31.5%	54.8%
General and administrative	37.7%	75.0%	124.1%
(Gain) on disposal of assets	0.0%	0.0%	(2.5)%
Total	83.1%	150.0%	212.0%

Loss from operations	(19.3)%	(101.8)%	(190.9)%
Other (expense), net	(4.5)%	(7.5)%	(117.5)%
Loss before taxes	(23.8)%	(109.3)%	(308.4)%
Income tax provision (benefit)	0.0%	0.0%	0.0%

Net loss	(23.8)%	(109.3)%	(308.4)%

The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

	2008	2007	2006
United States	100%	100%	100%

The table below presents information about reported segments for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	For the year ended December 31,
	2008	2007	2006
Total revenue	$3,452	$1,808	$972
Total cost of revenue	1,251	937	767
Gross margin	2,201	871	205
Total operating expenses	2,868	2,711	2,085
Segment loss	$(667)	$(1,840)	$(1,880)

A reconciliation of segment operating expenses to total operating expense follows (in thousands):

	2008	2007	2006
Segment operating expenses	$2,868	$2,711	$2,085
(Gain) on disposal of assets	--	--	(24)
Total operating expenses	$2,868	$2,711	$2,061

A reconciliation of total segment profitability to net loss follows for the fiscal years ended December 31 (in thousands):

	2008	2007	2006
Total segment loss	$(667)	$(1,840)	$(1,880)
Gain on disposal of assets	--	--	24

Interest and other income/(expense), net	(156)	(135)	(1,141)
Net loss	$(823)	$(1,975)	$(2,997)

Years Ended December 31, 2008, 2007, and 2006

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

Revenues increased 91% from $1,808,000 in 2007 to $3,452,000 in 2008.  Total revenues increased 86% from $972,000 in 2006 to $1,808,000 in 2007. The increase in revenues in 2008 is primarily driven by increased software sales to new customers and corresponding maintenance revenue on new software sales in addition to maintenance revenue from the contract with Merrill Lynch.  The increase in revenues in 2007 is primarily due to increased labor billings from integration contracts with the Company’s professional services staff (approximately $366,000) and software license revenue generated under an OEM contract with Merrill Lynch in December 2007 ($500,000).  Gross profit margin was 64%, 48%, and 21% for 2008, 2007, and 2006, respectively.  Under the terms of the OEM agreement with Merrill Lynch, the Company will recognize two components of software revenue. The first component will be runtime licenses, and once those licenses are deployed by Merrill Lynch; the second component will be a monthly subscription fee for each license deployed. The Company may or may not incur additional license revenues under this OEM agreement.

Software Products. Software product revenue increased 193% in 2008 from $501,000 in 2007 to $1,467,000 in 2008.  Software product revenue increased from $208,000 in 2006 to $501,000 in 2007 or approximately 141%.  The increase in software revenue in 2008 is partially attributable to contracts signed with a reseller/partner and sales to one of its customers.  The increase in software revenues in 2007 is attributed to the Company entering into an OEM agreement with Merrill Lynch in December 2007.

The gross margin loss on software products was 97% for the year ended December 31, 2008, and 96% for the years ended December 31, 2007 and 2006.  Cost of software is composed primarily of royalties to third parties, and to a lesser extent, production and distribution costs. The Cicero® software technology and related patents was licensed by the Company on a worldwide basis from Merrill Lynch in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend the Company’s exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch’s rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. The Company is indemnified by Merrill Lynch with regard to the rights granted to Cicero® by them. In consideration for the original Cicero® license we issued to Merrill Lynch 10,000 shares of the Company’s common stock. In consideration for the amendment, the Company issued an additional 2,500 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement pursuant to which, the Company pays a royalty of 3% of the sales price for each sale of Cicero® software or related maintenance services. The royalties over the life of the agreement are capped at $20,000,000.

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

Maintenance.  Maintenance revenues for the year ended December 31, 2008 increased 191% or $573,000 from 2007.  Maintenance revenues for the year ended December 31, 2007 increased by approximately 150% or $180,000 from 2006. The increase in maintenance revenues for 2008 is primarily attributed to the increase in new software sales and the OEM contract with Merrill Lynch.  The increase in maintenance revenues for 2007 is primarily attributed to one significant new maintenance customer during the year.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 70% and 12% for 2008 and 2007, respectively. Gross margin loss on maintenance products for 2006 was (76%).

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero® product. The cost of maintenance should increase slightly.

Services.  Services revenue for the year ended December 31, 2008 increased by approximately 10% or $105,000 over the same period in 2007.  Services revenue for the year ended December 31, 2007 increased by approximately 56% or $363,000 over the same period in 2006. The increase in service revenues in each of the past two years are attributable to consulting engagements that were earned during the past two years.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin was 15%, 35%, and 15%, for the years ended 2008, 2007, and 2006, respectively.

Services revenues are expected to increase as the Cicero® product gains acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses increased 21% or approximately $166,000 in 2008 and 127% or approximately $440,000 in 2007. The increase in sales and marketing in 2008 is primarily driven by increased participation in trade shows.  The increase in sales and marketing expenses in 2007 is attributable to the establishment of a sales team and several marketing campaigns as well as a charge for stock compensation expense of approximately $97,000.

Sales and marketing expenses are expected to increase as the Company adds additional direct sales personnel and supports the sales function with collateral marketing materials and marketing events.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.  Research and development expense increased by 8% or $46,000 in 2008 as compared to 2007 and 7% or $36,000 in 2007 as compared to 2006.   The increase in costs in 2008 is primarily driven by an increase in headcount partially offset by overall decrease in overhead expenses.  The increase in costs in 2007 as compared to 2006 reflects a charge for stock compensation expense of approximately $103,000 offset by general decreases in overhead costs and employee benefits.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2008 decreased by 4% or $55,000 over the prior year.  The decrease in general administrative costs is primarily due to a reduction in stock compensation expense partially offset by higher general overhead costs.  General and administrative expenses for the year ended December 31, 2007 increased by 12% or $150,000 over the prior year. The increase in general administrative costs reflects a charge for stock based compensation of approximately $363,000, net of reductions in general overheads and salary from its former Chief Information Officer who left the company in July 2007.

General and administrative expenses are expected to slightly increase going forward as the Company’s revenues increase.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2008, 2007, and 2006. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company utilized $187,000 of cash for the year ended December 31, 2008.  The Company incurred a net loss of approximately $823,000 for the year ended December 31, 2008 in addition to net losses of approximately $4,972,000 for the previous two fiscal years. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2008, the Company had a working capital deficiency of approximately $6,157,000. In March 2009, the Company entered into several secured promissory notes in the aggregate amount of $750,000.

Operating activities utilized approximately $52,000 in cash, which was primarily comprised of the loss from operations of $823,000, offset by non-cash charges for depreciation and amortization of approximately $17,000, and stock compensation expense of $453,000 and expense from a stock issuance of $15,000. In addition, the Company had an increase in accounts receivable of $67,000, and prepaid expenses and other assets of $47,000. The Company generated approximately $178,000 in cash through an increase in the amount owing its creditors and $240,000 from an increase in its deferred revenue.

The Company utilized approximately $41,000 in cash in the purchase of updating the Company’s network equipment and furniture.

The Company utilized approximately $105,000 of cash during the year from financing activities from net repayments of notes payable.

The Company utilized $60,000 of cash for the year ended December 31, 2007.

Operating activities utilized approximately $1,384,000 in cash, which was primarily comprised of the loss from operations of $1,975,000, offset by non-cash charges for depreciation and amortization of approximately $10,000, stock compensation expense of $720,000, and a provision for doubtful accounts of $50,000. In addition, the Company had an increase in accounts receivable of $622,000, and prepaid expenses and other assets of $136,000. The Company generated approximately $478,000 in cash through an increase in the amount owing its creditors and $70,000 from deferred revenue.

The Company utilized approximately $17,000 in cash in the purchase of updating the Company’s network equipment.

The Company generated approximately $1,347,000 of cash during the year from financing activities from increases in issuance of common stock in private placement of $1,040,000 and from approximately $307,000 resulting from net borrowings of notes payable.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2008 with cash on hand from December 31, 2007, as well as through the use of proceeds from short term borrowings.

The Company funded its cash needs during the year ended December 31, 2007 with cash on hand from December 31, 2006, as well as through the use of proceeds from the private sale of its common stock and from short term borrowings.

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company in February 2010 under its contract with Merrill Lynch. In addition, each investor will be issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.

In addition, the Company and Mr. John Steffens, its Chairman, agreed to amend an existing Note payable that matured on October 31, 2009 to extend the maturity on the Note until October 31, 2010.

During 2008, the Company entered into a Revolving Note Agreement with an Investor in which the Company may from time to time borrow up to $500,000. The borrowings are secured by any outstanding receivables at the time of the loans. The loans bear interest at 36% per annum. At December 31, 2008, $400,600 was due and outstanding under the Revolving Note agreement.

The Company had a term loan in the principal amount of $1,971,000 from Bank Hapoalim bearing interest at LIBOR plus 1.5%. In October 2007, the Company agreed to restructure the Note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions (formerly Liraz Systems Ltd.). Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 is due on January 31, 2009 and the balance is due on December 31, 2011.  In March 2008, the Company and BluePhoenix agreed to accelerate the principal reduction payment of $350,000 due on January 31, 2009 and $200,000 was paid in March 2008.  BluePhoenix agreed to convert $50,000 of the repayment into 195,848 shares of the Company’s common stock.

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

In October 2007, the Company entered into a Long Term Promissory Note in the amount of $300,000 with Mr. John L Steffens, our chairman. The Note bears interest at 3% per annum and matures on October 30, 2009. In order to bring the interest rate on the Note in compliance with arm’s length transactions, the Company also issued 188,285 warrants to purchase the Company’s common stock at $0.18 each. The warrants were valued using the Black- Scholes method and a fair value of $34,230 was charged to stock compensation expense in the fourth quarter of 2007. The warrants expire in 10 years. The Company used the proceeds from that loan to pay down the debt to Bank Hapoalim as noted above.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note to October 2010.

The Company believes that its financing activities and capitalization structure will have a positive impact on the future operations of the Company and its ability to raise additional capital, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner, especially in light of the current global economic crisis.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  We believe that we currently have sufficient cash on hand to finance operations through December 31, 2009.

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

We consider the most significant accounting policies and estimates in our financial statements to be those surrounding: (1) revenue recognition; (2) allowance for doubtful trade accounts receivable; (3) capitalization and valuation of software product technology; and (4) valuation of deferred tax assets.  These accounting policies, the basis for any estimates and potential impact to our Consolidated Financial Statements, should any of the estimates change, are further described as follows:

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

Capitalization and Valuation of Software Product Technology.  Our policy on capitalized software costs determines the timing of our recognition of certain development costs.  In addition, this policy determines whether the cost is classified as development expense or cost of software revenue.  Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.  Additionally, we review software product technology assets for net realizable value at each balance sheet date.  Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time. As of December 31, 2008 and 2007 the Company had $0 in capitalized software product technology.

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future.  At December 31, 2008, we had a valuation allowance of $98,379,000 against $98,379,000 of gross deferred tax assets.  We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2008, the Company has net operating loss carryforwards of approximately $233,040,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2009 and 2028. A substantial portion of these carryforwards is limited to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, (as amended).”  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The adoption of the provisions of SFAS 160 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A(T).	Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

(c) Management’s Assessment of Internal Control over Financial Reporting

The management of Cicero Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States of America.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

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

(e) Changes in Internal Control over Financial Reporting

In October 2008, we established a time table for annual testing of the effectiveness of our internal control over financial reporting with the direct reporting of the results to the Audit Committee to ensure proper compliance with SEC rules and regulations.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	67	Director and Chairman
John Broderick	59	Director and Chief Executive Officer/Chief Financial Officer
Anthony C. Pizi	49	Director
Mark Landis	67	Director
Bruce W. Hasenyager	67	Director
Jay R. Kingley	48	Director
Charles B. Porciello	73	Director
Bruce D. Miller	58	Director
Bruce A. Percelay	53	Director
John W. Atherton	66	Director
Don Peppers	58	Director

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

Board Meetings

The Board met two (2) times during the year ended December 31, 2008.  The standing committees of the Board include the Compensation Committee, the Audit Committee and the Nominating Committee. Stockholders are encouraged to communicate with Board members via our investor relations department, and such communications are either responded to immediately or referred to our chief executive officer for a response. During fiscal 2008, not all of the incumbent directors attended the total number of meetings held by the Board. Messrs. Steffens, Broderick, Landis, Kingley, Porciello, Miller and Atherton attended all the meetings. Messrs, Hasenyager, Pizi, and Peppers were absent for one meeting each and Mr. Percelay did not attend either meeting.

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

In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 120 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. In January 2002, the Board of Directors approved an amendment to the Outside Director Stock Incentive Plan to provide an increase in the number of options to be granted to outside directors to 240.  These options vest over a three-year period in equal increments upon the eligible director’s election to the Board, with the initial increment vesting on the date of grant.  The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common stock in lieu of cash, subject to approval by the board of directors. In addition, the plan permits the Board of Directors to grant discretionary awards to eligible directors under the plan.  None of the Company’s directors received additional monetary compensation for serving on the Board of Directors of the Company in 2008.

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

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2008. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4350(d) of the National Association of Securities Dealers’ listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S.

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

Compensation Committee Membership and Organization

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. Its duties include:

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

(QQ) The members of the Compensation Committee are Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the Chief Executive Office of Pilar Services Inc., a reseller partner.  We recognized no revenue with Pilar Services Inc. during 2008.  We have recognized approximately $1,000 in revenues with Pilar Services Inc. during 2007.  There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

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

Base Salary

The Company provides our executive officer and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2009.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our chief executive officer’s incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. We believe that these metrics also correlate to stockholder value and individual performance. Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2008.  No executive achieved a non-equity incentive bonus in fiscal 2007.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $325,000 for achieving targeted pre tax income for fiscal 2009. In addition, Mr. Broderick is eligible for additional deferred compensation should targeted operating income as determined by the Compensation Committee be achieved in 2009 and 2010.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan, entitled Cicero Inc. 2007 Employee Stock Option Plan, which will require stockholder approval. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at December 31, 2008, 1,814,241 shares were available for future option grants and awards. The Company’s previous equity-based compensation plan, entitled Level 8 Systems 1997 Employee Stock Option Plan, expired during fiscal 2007. There are 26,120 options outstanding under that plan.

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

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. During 2007, the Compensation Committee approved grants totaling 2,084,733 shares to employees and directors of the Company. These were the first grants made in the past two years.  The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.  During fiscal 2008, the Company granted 475,000 shares to employees.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2007 and 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Option Awards (2)	Non- Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
John P. Broderick Chief Executive Officer Chief /Financial Officer, Corporate Secretary	2008	$175,000	$36,136	$91,659	$25,000	$6,780	$334,575

	2007	$175,000	$37,396	$125,838	--	$6,862	$345,096

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

(3)	Non-equity incentive plan compensation includes a bonus for certain revenue transactions for named executive earned during fiscal year ended December 31, 2008.

(4)	Other compensation includes the Company’s portion of major medical insurance premiums and long term disability premiums for named executives during fiscal year ended December 31, 2008.

Grants of Plan Based Awards

The Company did not award any stock options to the named executive during fiscal 2008.  The Company awarded 549,360 stock options to the named executive during fiscal 2007.  The Company did not award any stock appreciation rights (“SARs”) during fiscal 2008 and 2007.

The following table presents the number and values of exercisable options as of December 31, 2008 by the named executive.

Outstanding Equity Awards at December 31, 2008

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)		Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)		Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested (8)	Market Value of Shares of Stock That Have Not Vested
John P. Broderick	500	(1)	--		$400.00	05/17/2011
	250	(2)	--		$175.00	09/25/2011
	909	(3)	--		$174.00	12/03/2011
	1,000	(4)	--		$39.00	07/08/2012
	4,950	(5)	--		$26.00	04/24/2013
	5,000	(6)	--		$31.00	02/18/2014
	366,240	(7)	183,120	(7)	$0.51	08/17/2017
							549,630	$85,445

(1)	These options were granted on May 17, 2001. This stock option vested and became exercisable in four equal installments with the first installment vesting on May 17, 2002.
(2)	These options were granted on September 25, 2001. This stock option vested and became exercisable in four equal annual installments with the first installment vesting on September 25, 2002.
(3)	These options were granted on December 3, 2001. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on December 3, 2001.
(4)	These options were granted on July 8, 2002. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on July 8, 2002.
(5)	These options were granted on April 24, 2003. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on April 24, 2003.

(6)	These options were granted on February 18, 2004. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on February 18, 2004.
(7)	These options were granted on August 17, 2007. This stock option vests in three equal installments with the first installment vesting on August 17, 2007.
(8)	These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.

Options Exercised and Stock Vested

The named executive did not exercise any options during the year ended December 31, 2008. All of Mr. Broderick’s outstanding options are fully vested except for those identified in the table above.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2009, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $325,000 per annum based upon certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  In addition, Mr. Broderick is eligible for additional deferred compensation should targeted operating income as determined by the Compensation Committee be achieved in 2009 and 2010.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for one (1) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to named executive has been estimated in the table below. Since all options held by the executive are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2004 and 2005 plus accrued but unpaid bonuses from 2003.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$85,445	$175,000	$260,445
Disability	--	85,445	175,000	260,445
Involuntary termination without cause	175,000	85,445	175,000	435,445
Change in Control	175,000	85,445	175,000	435,445

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Director Compensation

The following table sets forth the total compensation paid, accrued or expensed during Fiscal 2008 by us to each of our non-employee directors who served during Fiscal 2008, rounded to the nearest whole-dollar amount:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
John L. Steffens	--	--	$2,503	$2,503
Anthony Pizi	--	--	$1,564	$1,564
Mark Landis	--	--	$1,564	$1,564
Bruce W. Hasenyager	--	--	$2,503	$2,503
Jay R. Kingley	--	--	$2,503	$2,503
Charles B. Porciello	--	--	$2,503	$2,503
Bruce D. Miller	--	--	$2,503	$2,503
Bruce A. Percelay	--	--	$1,564	$1,564
John W. Atherton	--	--	$2,503	$2,503
Don Peppers	--	--	$1,564	$1,564
Total	--	--	$21,274	$21,274

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of February 28, 2009 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The named person has furnished stock ownership information to the Company. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before February 28, 2009 upon the exercise of stock options as well as exercise of warrants. The chart is based on 46,642,396 common shares outstanding as of February 28, 2009.   Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

	Common Stock
Name of Beneficial Owner	No. of Shares		Percent of Class
Jonathan Gallen (1)	9,010,472	(2)	19.1%
John L. Steffens (3)	5,574,041	(4)	11.9%
Mark and Carolyn P. Landis (5)	5,109,863	(6)	11.0%
BluePhoenix Solutions (7)	2,801,997	(8)	6.0%
Anthony C. Pizi	1,402,634	(9)	3.0%
Bruce Miller	2,249,364	(10)	4.8%
Bruce Percelay	1,078,486	(11)	2.3%
John P. Broderick	931,457	(12)	2.0%
John W. Atherton	156,784	(13)	*
Bruce W. Hasenyager	41,652	(14)	*
Don Peppers	309,050	(15)	*
Charles Porciello	88,286	(16)	*
Jay R. Kingley	10,000	(17)	*
All current directors and executive officers as a group (11 persons)	16,749,317	(18)	35.9%

*	Represents less than one percent of the outstanding shares.

1.	The address of Mr. Gallen is 299 Park Avenue New York, New York 10171.

2.
As of April 24, 2008, Ahab Partner, L.P. (“Partners”), Ahab International, Ltd. (“International”), Queequeg Partners, L.P. (“Queequeg”) and Queequeg, Ltd. (“Limited,” and collectively with Partners, International, and Queequeg, , the “Funds”) held in aggregate (i) 8,896,136 shares of common stock and (iii) warrants to acquire 14,336 shares of common stock, which warrants expire on January 4, 2011.  Jonathan Gallen possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the Funds.  In addition, as of April 4, 2008, Jonathan Gallen held the power to direct the disposition of 100,000 shares of common stock held in private investment account.  Accordingly, for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Mr. Gallen may be deemed to beneficially own 9,010,472 shares of common stock of the Company.  This information is based on a Form 4 filed by Mr. Gallen on May 21, 2008.

3.	The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.

4.
Includes 5,574,041 shares of common stock, 14,832 shares of the Series A-1 Convertible Preferred Stock and 202,617 shares issuable upon the exercise of warrants and 8,000 shares subject to stock options exercisable within sixty (60) days. The exercise prices of the warrants are as follows: 14,332 at $10.00 per share and 188,285 at $0.18 per share.  The exercise price of the stock options is $0.51 per share.

5.	The address of Mark and Carolyn P. Landis is 503 Lake Drive, Princeton, New Jersey 08540.

6.
Includes 3,748,155 shares of common stock, 1,326,136 shares of the Series A-1 Convertible Preferred Stock, 30,572 shares of common stock issuable upon the exercise of warrants and 5,000 shares subject to stock options exercisable within sixty (60) days. The exercise prices of the warrants and stock options are at $10.00 and $0.51 per share respectively.  Disclaims beneficial ownership of 35,572 shares because they are anti-dilutive.

7.	The address of BluePhoenix Solutions is 8 Maskit Street, PO Box 2062, Herzlia, Israel 46120.

8.	Includes 2,801,997 shares of common stock

9.
Includes 1,274,951 shares of common stock, 111,016 shares of the Series A-1 Convertible Preferred Stock, 11,667 shares of common stock issuable upon the exercise of warrants and 5,000 shares subject to stock options exercisable within sixty (60) days.  The exercise prices of warrants and stock options are $10.00 and $0.51 per share of common stock, respectively.

10.
Consists of 1,715,388 shares of common stock, 13,195 shares of common stock issuable upon the exercise of warrants and 8,000 shares subject to stock options exercisable within sixty (60) days.  The exercise prices of the warrants and stock options are $10.00 and $0.51 per share of common stock, respectively. Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds 509,267 shares of common stock and 3,514 shares of common stock issuable upon the exercise of warrants with an exercise price at $10.00 per share.

11.	Consists of 1,073,486 shares of common stock and 5,000 shares subject to stock options exercisable within sixty (60) days. The exercise price of stock options is $0.51 per share of common stock.

12.
Includes 3,248 shares of common stock.  378,849 shares subject to stock options exercisable within sixty (60) days and 549,360 shares of restricted stock that is awarded upon resignation or termination and change of control.  The exercise prices of stock options range from $0.51 to $404 per share of common stock.

13.
Includes 148,784 shares of common stock, and 100 shares of common stock held in a self-directed IRA and 8,000 shares subject to stock options exercisable within sixty (60) days.  The exercise price of stock options is $0.51 per share of common stock.

14.
Consists of 32,652 shares of common stock and 9,000 shares subject to stock options exercisable within sixty (60) days.  The exercise prices of stock options are as follows: 1,000 at $35.00 per share and 8,000 at $0.51 per share of common stock.  Disclaims beneficial ownership of 1,000 shares of common stock because they are anti-dilutive.

15.	Includes 304,050 shares of common stock and 5,000 shares subject to stock options exercisable within sixty (60) days. The exercise price of stock options is $0.51 per share of common stock.

16.	Consists of 80,286 shares of common stock and 8,000 shares subject to stock options exercisable within sixty (60) days. The exercise price of stock options is $0.51 per share of common stock.

17.
Consists of 1,000 shares  of common stock and 9,000 shares subject to stock options exercisable within sixty (60) days. The exercise prices of stock options are as follows: 1,000 at $34.00 per share and 8,000 at $0.51 per share of common stock.

18.	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 7-14 to our financial statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Issuance of Common Stock

In March 2008, the Company was notified that a group of investors, including two members of the Board of Directors, acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note is unsecured and bears interest at 10% per annum. Also in March, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. The total principal and interest amounted to $363,838 and was converted into 1,425,137 shares of common stock. Mr. John Steffens, the Company’s Chairman, acquired 475,141 shares and Mr. Bruce Miller, also a member of our Board of Directors, acquired 474,998 shares.

In July 2008, the Company converted $100,000 of principal of short term notes with John L. (Launny) Steffens, the Chairman of the Board of Directors, into 391,696 shares of the Company’s common stock.

Loans from Related Parties

In June 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. The Company made a principal payment of $55,000 during fiscal 2008.  At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $45,000.

In October 2007, the Company entered into a long-term promissory note with John L. (Launny) Steffens, the Chairman on the Board of Directors, as part of the restructuring of the Note payable to Bank Hapoalim.  The Note bears interest of 3% and matures in October 2009. The Company also granted Mr. Steffens 188,285 warrants to purchase common stock at $0.18 each. The Company used the Black Scholes method to value the warrants and recorded a stock compensation charge and additional paid-in capital in the amount of $34,230. At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $300,000.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above note to October 31, 2010.

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $40,000.

During 2005, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Information Officer, for various working capital needs. The Notes bear interest at 1% per month and are unsecured. At December 31, 2008, the Company was indebted to Mr. Pizi in the amount of $9,000.

Borrowings and Commitments from BluePhoenix Solutions

BluePhoenix Solutions guaranteed certain debt obligations of the Company. In October 2007, the Company agreed to restructure the Note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 is due on January 31, 2009 and the balance is due on December 31, 2011.  In March 2008, the amended the terms if its Notes Payable with BluePhoenix Solutions.  The Company and BluePhoenix agreed to accelerate that principal originally due on January 31, 2009 to March and April 2008 in return for a conversion of $50,000 of debt into 195,848 shares of the Company’s common stock.  In March 2008, the Company paid $200,000 plus accrued interest and subsequently paid $100,000 plus accrued interest.

Transactions with Board Members

During 2006, under an existing reseller agreement, the Company recognized $100,000 of software revenue with Pilar Services, Inc. Pilar Services is presently owned and managed by Charles Porciello who is a member of our Board of Directors. As of December 31, 2008, the receivable which had been reserved for as a doubtful account was written off.

Director Independence

Our board of directors currently consists of eleven members.  They are John L. Steffens, John P. Broderick, Mark Landis, Anthony C. Pizi, Bruce Hasenyager, Jay Kingley, Bruce D. Miller, Charles Porciello, Bruce Percelay, John W. Atherton, and Don Peppers.  Mr. Steffens is the Company’s Chairman of the Board and Mr. Broderick is the Chief Executive Officer and Chief Financial Officer.  The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007).  Under such definition, Messrs. Steffens, Landis, Pizi, Hasenyager, Kingley, Miller, Porciello, Percelay, Atherton and Peppers are independent directors.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Margolis & Company P.C. audited our financial statements for each of the years ended December 31, 2008 and 2007.

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Margolis & Company P.C. for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2008 and 2007 (and reviews of quarterly financial statements on form 10-Q) were $48,000 and $44,000, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees paid to Margolis & Company P.C. for fiscal years 2008 and 2007.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Margolis & Company P.C. for these services in 2008 and 2007.

Other Fees

All other fees include fees for all services except those described above. There were no other fees paid to Margolis & Company P.C. for fiscal year 2008.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(A)	Financial Statements

The following financial statements of the Company and the related reports of Independent Registered Public Accounting Firms thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(B)	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(C)	Exhibits

The exhibits listed under the Exhibit Index are filed as part of this Annual Report on Form 10-K.

Exhibit Index
Exhibit
Number	Description

3.1
Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended and restated December 29, 2006 (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 17, 2007).

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).

3.3	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).

3.4	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).

4.1
Registration Rights Agreement dated July 2006, by and among Level 8 Systems, Inc. and the Purchasers in the Senior Placement listed on Schedule I thereto relating to the Security Purchasers Agreement (incorporated by reference to exhibit 4.1 to Cicero Inc.’s Form 10-K filed March 31, 2008).

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

4.11	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).

4.11A	Form of Warrant issued to the Purchasers in the Series D Preferred Stock transaction dated as of March 19, 2003 (incorporated by reference to exhibit 4.2 to Level 8's Form 8-K, filed March 31, 2003).

4.12	Form of Stock Purchase Warrant issued to Purchasers in the October 2003 Private Placement (incorporated by reference to exhibit 4.9 to Level 8’s Form 10-K, filed March31, 2004).

4.13	Form of Series A3 Stock Purchase Warrant (incorporated by reference to exhibit 10.2 of Level 8’s Form 10-Q filed November 15, 2002).

4.14	Form of Series B3 Stock Purchase Warrant (incorporated by reference to exhibit 10.3 of Level 8’s Form 10-Q filed November 15, 2002).

4.15	Form of Series C Stock Purchase Warrant (incorporated by reference to exhibit 10.2 to Level 8’s Form 8-K filed August 27, 2002)

4.16	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.17	Form of Long term Promissory Note Stock Purchase Warrant (filed herewith).

10.1	Securities Purchase Agreement for Consortium IV (incorporated by reference to exhibit 10.1 to Cicero Inc.’s Form 10-K/A filed July 11, 2007).

10.2
Amended PCA Shell License Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K, filed January 11, 2002).

10.3A
PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8’s Report on Form 8-K, filed September 11, 2000).

10.3B	OEM License Agreement between Cicero Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.12A to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.3C
Software Support and Maintenance Schedule between Cicero Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.12A to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.4	Employment Agreement between John P. Broderick and the Company effective January 1, 2008 (filed herewith).*

10.5
Lease Agreement for Cary, N.C. offices, dated November 7, 2003, between Level 8 Systems, Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.17 to Level 8’s Form 10-K, filed March 31, 2004).

10.6
Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated (incorporated by reference to exhibit 10.2 to Level 8’s Registration Statement of Form S-1/A, filed September 22, 2000, File No. 333-44588).*

10.7A	Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.9A to Level 8’s Form 10-K filed April 2, 2002).*

10.8B	Seventh Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.14 B to Level 8’s Form 10-K, filed March 31, 2004).*

10.9
Lease Agreement for Cary, N.C. offices, dated August 16, 2007, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.21 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.10	Cicero Inc. 2007 Employee Stock Option Plan (incorporated by reference to exhibit 10.22 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.11
Agreement and Promissory Note of Cicero Inc,, dated October 30, 2007 among Cicero Inc. and BluePhoenix Solutions Ltd. (incorporated by reference to exhibit 10.23 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.12	Promissory Note of Cicero Inc., dated October 29, 2007 among Cicero Inc. and John L. Steffens (incorporated by reference to exhibit 10.24 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.13
Securities Purchase Agreement, dated as of February 26, 2007, by and among Cicero Inc. and the Purchasers in the February Private Placement (incorporated by reference to exhibit 10.25 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.14
Securities Purchase Agreement, dated as of August 15, 2007, by and among Cicero Inc. and the Purchasers in the August Private Placement (incorporated by reference to exhibit 10.26 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.15	Revolving Loan Agreement dated November 3, 2008 among Cicero Inc. and Barbara Sivan (filed herewith).

10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2009 (filed herewith).*

10.17	Form of Long Term Promissory Note dated March 31, 2009 (filed herewith).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

22.1	Consent of Margolis & Company P.C. (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

By: /s/ John P. Broderick
John P. Broderick
Chief Executive Officer
Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ John L. Steffens John L. Steffens	Chairman of the Board	March 31, 2009

/s/ John P. Broderick John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive Officer)	March 31, 2009

/s/ Mark Landis Mark Landis	Director	March 31, 2009

/s/ Anthony C. Pizi Anthony C. Pizi	Director	March 31, 2009

/s/ Bruce Hasenyager Bruce Hasenyager	Director	March 31, 2009

/s/ Jay Kingley Jay Kingley	Director	March 31, 2009

/s/ Bruce D. Miller Bruce D. Miller	Director	March 31, 2009

/s/ Charles Porciello Charles Porciello	Director	March 31, 2009

/s/ Bruce Percelay Bruce Percelay	Director	March 31, 2009

/s/ John W. Atherton John W. Atherton	Director	March 31, 2009

/s/ Don Peppers Don Peppers	Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Cicero Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2008.  Cicero Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cicero Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolis & Company P.C.

Certified Public Accountants

Bala Cynwyd, PA
March 31, 2009

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$63	$250
Assets of operations to be abandoned	71	79
Trade accounts receivable, net	759	692
Prepaid expenses and other current assets	255	208
Total current assets	1,148	1,229
Property and equipment, net	46	22
Total assets	$1,194	$1,251
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 5)	$1,192	$1,235
Accounts payable	2,258	2,489
Accrued expenses:
Salaries, wages, and related items	1,051	1,002
Other	2,027	2,072
Liabilities of operations to be abandoned	429	455
Deferred revenue	348	108
Total current liabilities	7,305	7,361
Long-term debt (Note 6)	971	1,323
Total liabilities	8,276	8,684
Commitments and contingencies (Notes 14 and 15)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 – 1,543.6 shares issued and outstanding at December 31, 2008, $500 per share liquidation preference (aggregate liquidation value of $772) and 1,603.6 shares issued and outstanding at December 31, 2007, $500 per share liquidation preference (aggregate liquidation value of $802)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2008 and 2007, respectively; 46,642,396 and 43,805,508 issued and outstanding at December 31, 2008 and 2007, respectively (Note 2)	47	44
Additional paid-in-capital	230,018	228,858

Accumulated deficit	(237,143)	(236,320)
Accumulated other comprehensive loss	(4)	(15)
Total stockholders' deficit	(7,082)	(7,433)
Total liabilities and stockholders' deficit	$1,194	$1,251

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Software	$1,467	$501	$208
Maintenance	873	300	120
Services	1,112	1,007	644
Total operating revenue	3,452	1,808	972
Cost of revenue:
Software	50	19	9
Maintenance	260	264	212
Services	941	654	546
Total cost of revenue	1,251	937	767
Gross margin	2,201	871	205
Operating expenses:
Sales and marketing	952	786	346
Research and product development	615	569	533
General and administrative	1,301	1,356	1,206
(Gain) on disposal of assets	-	-	(24)
Total operating expenses	2,868	2,711	2,061
Loss from operations	(667)	(1,840)	(1,856)
Other income (charges):
Interest expense	(223)	(257)	(853)
Other	67	122	(288)
	(156)	(135)	(1,141)

Net loss	$(823)	$(1,975)	$(2,997)

Accretion of preferred stock and deemed dividends	-	-	5,633
Net loss applicable to common stockholders	$(823)	$(1,975)	$(8,630)
Loss per share:
Basic loss per share	$(0.02)	$(0.05)	$(0.25)
Diluted loss per share	$(0.02)	$(0.05)	$(0.25)

Average shares outstanding:
Basic	46,642	36,771	35,182
Potential dilutive common shares	12	--	--
Diluted	46,654	36,771	35,182

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2005	48,017	$48	33	$--	$210,594	$(225,715)	$(3)	$(15,076)
Reverse stock split 100:1	(47,536)	(48)	(33)		48			--
Balance at December 31, 2005 as adjusted for stock split	481	--	--	--	210,642	(225,715)	(3)	(15,076)
Shares issued from conversion of senior reorganization debt	3,438	3			1,705			1,708
Shares issued from conversion of convertible bridge notes	30,508	32			3,877			3,909
Shares issued for bank guarantee	96				312			312
Shares issued from short term debt conversion	224				190			190
Shares issued from conversion of convertible promissory notes			2		992			992
Conversion of senior convertible redeemable preferred stock					1,061			1,061
Conversion of warrants	99				1,086			1,086
Shares issued for interest conversion	211				629			629
Shares issued as compensation	125				280			280
Accretion of preferred stock					529	(529)		--
Deemed dividend					5,104	(5,104)		--
Foreign currency translation adjustment							(6)	(6)
Net loss						(2,997)		(2,997)
Balance at December 31, 2006	35,182	35	2	--	226,407	(234,345)	(9)	(7,912)
Shares issued for private placement	5,892	6			1,034			1,040
Shares issued for litigation settlement	25				50			50
Conversion of preferred shares to common	160							--
Options issued as compensation					650			650
Restricted shares issued as compensation					36			36
Warrant issued					34			34
Shares issued with refinancing of debt	2,546	3			647			650
Foreign currency translation adjustment							(6)	(6)
Net loss						(1,975)		(1,975)
Balance at December 31, 2007	43,805	44	2	--	228,858	(236,320)	(15)	(7,433)
Shares issued for loan refinancing	1,425	1			362			363
Conversion of preferred shares to common	60							--
Shares issued for account payable refinancing	623	1			159			160
Shares issued for loan conversion	392	1			100			101
Shares issued for loan conversion and S1 delay	256				65			65
Shares issued for account payable conversion	81				21			21
Options issued as compensation					417			417
Restricted shares issued as compensation					36			36
Foreign currency translation adjustment							11	11
Net loss						(823)		(823)
Balance at December 31, 2008	46,642	$47	2	$--	$230,018	$(237,143)	$(4)	$(7,082)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Net loss	$(823)	$(1,975)	$(2,997)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11	(6)	(6)
Comprehensive loss	$(812)	$(1,981)	$(3,003)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(823)	$(1,975)	$(2,997)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	17	10	12
Stock compensation expense	453	720	614
Issuance of stock	15	--	--
Provision (credit) for doubtful accounts	(100)	50	60
Gain on disposal of assets	--	--	24
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable and related party receivables	33	(622)	(212)
Assets and liabilities of operations to be abandoned	(18)	21	(27)
Prepaid expenses and other assets	(47)	(136)	31
Accounts payable and accrued expenses	178	478	311
Deferred revenue	240	70	(40)
Net cash (used in) operating activities	(52)	(1,384)	(2,224)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(17)	(17)
Net cash (used in) investing activities	(41)	(17)	(17)
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	--	1,040	380
Borrowings under credit facility, term loans and notes payable	1,395	984	2,148
Repayments of term loans, credit facility and notes payable	(1,500)	(677)	--
Net cash provided by (used in) financing activities	(105)	1,347	2,528
Effect of exchange rate changes on cash	11	(6)	(6)
Net increase (decrease) in cash and cash equivalents	(187)	(60)	281
Cash and cash equivalents at beginning of year	250	310	29
Cash and cash equivalents at end of year	$63	$250	$310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$1	$5	$20
Interest	$227	$264	$865

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2008

During 2008, the Company issued 1,425,137 of common stock for the conversion of debt and interest of $363,000 to a group of investors who had acquired the short term promissory note due to SDS Merchant Fund.

During April 2008, the Company issued 623,214 shares of common stock to a vendor for the settlement of an accounts payable balance of $159,106.

During July 2008, the Company issued 391,696 shares of common stock to Mr. John L. Steffens, the Chairman of the Board of Directors, in exchange for a $100,000 principal payment on a promissory note.

During July 2008, the Company issued 195,848 shares of common stock to BluePhoenix (formerly Liraz Systems Ltd.) in exchange for a $50,000 principal payment on a promissory note.

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

Cicero Inc., (''Cicero'' or the ''Company''), is a provider of business integration software which enables organizations to integrate new and existing information and processes at the desktop.  Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the company's business information processes.

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of  approximately $823,000 for the year ended December 31, 2008 and has experienced negative cash flows from operations for each of the years ended December 31, 2008, 2007, and 2006.  At December 31, 2008, the Company had a working capital deficiency of approximately $6,157,000.  However, the Company has shown that its product is gaining acceptance in the marketplace as evidenced by its growth in revenues over the past two years.  Further, the Company obtained funding in the amount of $750,000 in March 2009 (Note 17) and expects to have positive cash flows and an operating profit for fiscal 2009. Management believes with the additional funding that the Company will be able to fund its operations through the year ending December 31, 2009.

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

Advertising Expenses:

The Company expenses advertising costs as incurred.  Advertising expenses were approximately $242,000, $104,000, and $88,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2008, 2007, and 2006, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

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

	2008	2007	2006
Stock options	2,711,879	2,529,025	45,315
Warrants	390,400	445,387	323,623
Preferred stock	1,543,618	1,603,618	1,763,478
	4,645,897	4,578,030	2,132,416

In 2008, 2007 and 2006, no dividends were declared on preferred stock.

Stock-Based Compensation:

During 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on the first day of the Company’s year ended December 31, 2006.  Stock-based compensation expense for awards granted prior to 2006 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123.  The Company granted 475,000 options in fiscal 2008 at exercise prices between $.10 and $0.25 per share and recognized $417,000 of stock-based compensation.  The Company granted 2,756,173 options in August 2007 at an exercise price of $0.51 per share.  The Company recognized $650,000 of stock-based compensation. The Company did not grant options during 2006.

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

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2007	2007	2006

Expected life (in years)	10.0 years	10.0 years	3.6 years
Expected volatility	106%-151%	166%	140%
Risk free interest rate	0.15%-4.24%	5.25%	4.93%
Expected dividend yield	0%	0%	0%

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended).”  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The adoption of the provisions of SFAS 160 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3.	ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2008	2007
Current trade accounts receivable	$759	$792
Less: allowance for doubtful accounts	--	100
	$759	$692

The (credit) provision for uncollectible amounts was $0, $50,000, and $60,000, for the years ended December 31, 2008, 2007, and 2006, respectively.  Write-offs (net of recoveries) of accounts receivable were $100,000 for the year ended December 31, 2008 and $0 for the years ended December 31, 2007 and 2006.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2008	2007
Computer equipment	$283	$263
Furniture and fixtures	19	8
Office equipment	164	154
	466	425
Less: accumulated depreciation and amortization	(420)	(403)

	$46	$22

Depreciation and amortization expense of property and equipment was $17,000, $10,000, and $12,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 5.	SHORT-TERM DEBT

Term loan, notes payable, and notes payable to related party consist of the following at December 31 (in thousands):

	2008	2007
Term loan (a)	$100	$--
Note payable related party (b)	94	49
Notes payable (c)	998	1,186
	$1,192	$1,235

(a)	At December 31, 2008, the Company was indebted to BluePhoenix Solutions for the current portion of the related long term debt of $100,000. (See Note 6)

(b)
In June 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $45,000.

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $40,000.

From time to time the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of December 31, 2008 and 2007, the Company was indebted to Anthony Pizi in the amount of $9,000.

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

NOTE 6.	LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following at December 31(in thousands):

	2008	2007
Term loan (a)	$671	$1,021
Note payable, related party (b)	300	300
Other long-term debt	--	2
	$971	$1,323

(a)
In October 2007, the Company, in conjunction with BluePhoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at Libor plus 1% (approximately 4.17% at December 31, 2008) maturing in December 2011. Interest is payable quarterly. At December 31, 2008, the Company was indebted to BluePhoenix Solutions in the amount of $771,000 of which $100,000 is classified as short term debt.

(b)
In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman on the Board of Directors, as part of the restructuring of the Note payable to Bank Hapoalim.  The Note bears interest of 3% and matures in October 2009.  At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $300,000.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note until October 2010.

Scheduled maturities of the above debt are as follows:

Year
2010	$300
2011	$671

NOTE 7.	INCOME TAXES

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2008	2007	2006
Expected income tax benefit at statutory rate (34%)	$(280)	$(672)	$(1,019)
State taxes, net of federal tax benefit.	(49)	(118)	(180)
Effect of change in valuation allowance	326	788	1,073
Non-deductible expenses	3	2	126
Total	$--	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2008	2007

Current assets:
Allowance for doubtful accounts	$--	$44
Accrued expenses, non-tax deductible	371	222
Deferred revenue	139	44
Noncurrent assets:
Stock compensation expense	296	287
Loss carryforwards	93,217	92,337
Depreciation and amortization	4,356	5,119
	98,379	98,053

Less: valuation allowance	(98,379)	(98,053)

	$--	$--

At December 31, 2008, the Company had net operating loss carryforwards of approximately $233,040,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2009 and 2028. A substantial portion of these carryforwards are restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2008 and 2007 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 8.	STOCKHOLDERS’ EQUITY

Common Stock:

In July 2008, the Company issued 80,993 shares of common stock to a vendor for the settlement of an account payable balance of $20,678.

In July 2008, the Company issued 195,848 shares of common stock to BluePhoenix Solutions in lieu of repayment of $50,000 of debt.  An additional 60,000 shares of common stock were issued to BluePhoenix due to a filing deadline penalty.

In July 2008, the Company converted $100,000 of principal of short term notes with John L. (Launny) Steffens, the Chairman of the Board of Directors into 391,696 shares of the Company’s common stock.

In April 2008, the Company issued 623,214 shares of common stock to a vendor for the settlement of an accounts payable balance of $159,106.

In March 2008, the Company was notified that a group of investors, including two members of the Board of Directors, acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note is unsecured and bears interest at 10% per annum. Also in March, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. The total principal and interest amounted to $363,838 and was converted into 1,425,137 shares of common stock. Mr. John Steffens, the Company’s Chairman, acquired 475,141 shares and Mr. Bruce Miller, also a member of our Board of Directors, acquired 474,998 shares.

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

Stock Grants:

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination.  The Company used the Black-Scholes method to value these shares and assumed a life of 10 years.  The Company recorded compensation expense of approximately $36,000 for fiscal 2008 and 2007.

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

Activity for stock options issued under these plans for the fiscal years ending December 31, 2008, 2007 and 2006 was as follows:

	Plan Activity	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2005	59,010	12.00-3,931.00	124.00
Forfeited	(13,695)	22.00-3,931.00	137.14
Balance at December 31, 2006	45,315	12.00-3,931.00	120.61
Granted	2,756,173	0.51	0.51
Forfeited	(270,413)	0.51-612.50	12.21
Expired	(2,050)	1,473.00	1,473.00
Balance at December 31, 2007	2,529,025	0.51-3,931.00	1.35
Granted	475,000	0.10-0.25	0.19
Forfeited	(292,146)	0.17-1,881.25	0.74
Balance at December 31, 2008	2,711,879	0.10-3,931.25	1.22

There were 475,000 and 2,756,173 options granted during 2008 and 2007, respectively, and none during 2006. The weighted average grant date fair value of options issued during the years ended December 31, 2008 and 2007 was equal to $0.19 and $0.51 per share, respectively. There were no option grants issued below fair market value during 2008 and 2007.

At December 31, 2008, 2007, and 2006, options to purchase 1,688,187, 888,634, and 45,315 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.10 to $3,931.25. The following table summarizes information about stock options outstanding at December 31, 2008:

EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE FOR OPTIONS OUTSTANDING	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$ 0.10-0.50	451,666	9.4	149,999	$0.20
0.51-0.51	2,234,093	8.6	1,512,068	0.51
0.52-393.12	24,545	4.4	24,545	41.77
393.13-786.25	1,350	2.2	1,350	532.20
786.26-3,931.25	225	1.1	225	1,467.57

	2,711,879	8.7	1,688,187	$1.70

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

The Company sponsors one defined contribution plan for its U.S. employees - the Cicero Inc 401(K) Plan.  Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary.  Participants must be eligible company plan participants and employed at December 31 of each calendar year to be eligible for employer matching contributions.  The Company opted not to make any matching contributions for either 2008, 2007, or 2006.

The Company also had employee benefit plans for each of its foreign subsidiaries, as mandated by each country's laws and regulations.  The Company’s foreign subsidiaries are no longer active.

NOTE 10.	SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2008, two customers accounted for 51.2% and 34.1% of operating revenues and represented 57.4%and 32.3% of accounts receivable at December 31, 2008.  In 2007, one customer accounted for 87.2% of operating revenues and represented 100% of accounts receivable at December 31, 2007.  In 2006, four customers accounted for 50.0%, 18.7%, 13.3% and 10.0% of operating revenue.

NOTE 11.	FOREIGN CURRENCIES

The Company’s net foreign currency transaction losses/ (gains) were $(6,000), $15,000, and $14,000, for the years ended 2008, 2007, and 2006, respectively.

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

The Software product segment is comprised of the Cicero® product and the Ensuredmail product.  Cicero® is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications, while renovating or rejuvenating older legacy systems by making them usable in the business processes.Ensuredmail is an encrypted email technology that can reside on either the server or the desktop.  In November 2008, the Company ceased all sales and support for Ensuredmail.

The table below presents information about reported segments for the year ended December 31, 2008, 2007 and 2006 (in thousands):

	For the year ended December 31,
	2008	2007	2006
Total revenue	$3,452	$1,808	$972
Total cost of revenue	1,251	937	767
Gross margin	2,201	871	205
Total operating expenses	2,868	2,711	2,085
Segment loss	$(667)	$(1,840)	$(1,880)

A reconciliation of segment operating expenses to total operating expense follows (numbers are in thousands):

	2008	2007	2006
Segment operating expenses	$2,868	$2,711	$2,085
(Gain) on disposal of assets	--	--	(24)
Total operating expenses	$2,868	$2,711	$2,061

A reconciliation of total segment profitability to net loss for the fiscal years ended December 31(in thousands):

	2008	2007	2006
Total segment profitability (loss)	$(667)	$(1,840)	$(1,880)
Gain on disposal of assets	--	--	24

Interest and other income/(expense), net	(156)	(135)	(1,141)
Net loss	$(823)	$(1,975)	$(2,997)

The following table presents a summary of revenue by geographic region for the years ended December 31(in thousands):

	2008	2007	2006

USA	$3,452	$1,808	$972

Presentation of revenue by region is based on the country in which the customer is domiciled. As of December 31, 2008, 2007 and 2006, all of the long-lived assets of the Company are located in the United States.

NOTE 13.	RELATED PARTY INFORMATION

In June 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $45,000.

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

In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman on the Board of Directors, as part of the restructuring of the Note payable to Bank Hapoalim.  The Note bears interest of 3% and matures in October 2009.  At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $300,000.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the Note until October 2010.

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2008, the Company was indebted to Mr. Steffens in the amount of $40,000.

During 2006, under an existing reseller agreement, the Company recognized $100,000 of software revenue with Pilar Services, Inc. Pilar Services is presently owned and managed by Charles Porciello who is a member of our Board of Directors. During fiscal 2008, the Company wrote off the receivable which had been reserved 100% of the balance as doubtful.

NOTE 14.	LEASE COMMITMENTS

The Company leases certain facilities and equipment under various operating leases.  Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 consisted of only one lease as follows (in thousands):

Lease Commitments

2009	$106
2010	101
$207

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $93,000, $74,000, and $60,000, respectively.  As of December 31, 2008, 2007, and 2006, the Company had no sublease arrangements.

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

NOTE 16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2008:
Net revenues	$470	$1,427	$578	$977
Gross margin	230	1,153	264	554
Net income/(loss)	(485)	430	(553)	(215)
Net income/(loss) share –basic and diluted attributed to common stockholders	$(0.01)	$0.01	$(0.01)	--

2007:
Net revenues	$232	$316	$387	$873
Gross margin	65	160	82	564
Net loss	(529)	(452)	(966)	(28)
Net loss/share –basic and diluted attributed to common stockholders	$(0.01)	$(0.01)	$(0.02)	--

NOTE 17.	SUBSEQUENT EVENTS

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company in February 2010 under its contract with Merrill Lynch. In addition, each investor will be issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.

In addition, the Company and Mr. John Steffens, its Chairman, agreed to amend an existing Note payable that matured on October 31, 2009 to extend the maturity on the Note until October 31, 2010.