Form 10-Q
period 2009-03-31
CICERO INC
filed 2009-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 0-26392

———————

CICERO INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	11-2920559
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

8000 Regency Parkway, Suite 542, Cary, North Carolina	27518
(Address of principal executive offices)	(Zip Code)

(919) 380-5000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐  No ☑

47,012,396 shares of common stock, $.001 par value, were outstanding as of April 20, 2009.

Cicero Inc.

Index

Page

PART I.   Financial Information

Item 1.       Financial Statements

1

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008

1

Consolidated Statements of Operations for the Three Months Ended March 31, 2009
and 2008 (unaudited)

2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009
and 2008 (unaudited)

3

Consolidated Statements of Comprehensive Loss for the Three Months Ended
March 31, 2009 and 2008 (unaudited)

4

Notes to Consolidated Financial Statements

5

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.       Controls and Procedures

15

PART II.  Other Information

Item 1.       Legal Proceedings

16

Item 1A.    Risk Factors

16

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.       Defaults Upon Senior Securities

16

Item 4.       Submission of Matters to a Vote of Security Holders

16

Item 5.       Other Information

16

Item 6.       Exhibits

16

Signature

17

Part I. Financial Information

Item 1.

Financial Statements

CICERO INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$847	$63
Assets of discontinued operations	68	71
Trade accounts receivable, net	579	759
Prepaid expenses and other current assets	266	255
Total current assets	1,760	1,148
Property and equipment, net	45	46
Total assets	$1,805	$1,194
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$730	$1,192
Accounts payable	2,133	2,258
Accrued expenses:
Salaries, wages, and related items	1,074	1,051
Other	2,043	2,027
Liabilities of discontinued operations	415	429
Deferred revenue	1,052	348
Total current liabilities	7,447	7,305
Long-term debt	1,721	971
Total liabilities	9,168	8,276
Stockholders' (deficit):
Preferred stock	––	––
Common stock	47	47
Additional paid-in capital	230,187	230,018
Accumulated deficit	(237,595)	(237,143)
Accumulated other comprehensive loss	(2)	(4)
Net stockholders' (deficit)	(7,363)	(7,082)
Total liabilities and stockholders' (deficit)	$1,805	$1,194

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Software	$109	$200
Maintenance	288	133
Services	372	137
Total operating revenue	769	470

Cost of revenue
Software	5	7
Maintenance	62	71
Services	329	162
Total cost of revenue	396	240

Gross margin	373	230

Operating expenses:
Sales and marketing	263	253
Research and product development	155	155
General and administrative	305	298
Total operating expenses	723	706
Loss from operations	(350)	(476)

Other income (expense):
Interest expense	(62)	(78)
Other income	10	69
Loss before provision for income taxes	(402)	(485)
Income tax provision	––	––

Net loss	$(402)	$(485)
Deemed Dividend	50	––
Net loss applicable to common stockholders	$(452)	$(485
Loss per share:
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

Average shares outstanding:
Basic	46,642	43,879
Potential dilutive common shares	59	––
Diluted	46,701	43,879

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(402)	$(485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5	3
Stock compensation expense	119	129
Changes in assets and liabilities:
Trade accounts receivable	180	409
Assets and liabilities – discontinued operations	(11)	15
Prepaid expenses and other assets	(11)	22
Accounts payable and accrued expenses	(86)	(266)
Deferred revenue	704	624
Net cash provided by operating activities	498	451

Cash flows from investing activities:
Purchases of equipment	(4)	(2)
Net cash used in investing activities	(4)	(2)

Cash flows from financing activities:
Borrowings under credit facility, term loans, notes payable	750	45
Repayments of term loans, credit facility and notes payable	(462)	(673)
Net cash provided by (used in) financing activities	288	(628)
Effect of exchange rate changes on cash	2	(3)
Net increase (decrease) in cash and cash equivalents	784	(182)
Cash and cash equivalents:
Beginning of period	63	250
End of period	$847	$68

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net loss	$(402)	$(485)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	(6)
Comprehensive loss	$(400)	$(491)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three months ending March 31, 2009 and 2008 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $823,000 and $1,975,000 for the years ended December 31, 2008 and 2007, respectively, and has experienced negative cash flows from operations for each of the past three years. For the three months ended March 31, 2009, the Company incurred a loss of $402,000 and had a working capital deficiency of $5,687,000. However, the Company has shown that its product is gaining acceptance in the marketplace as evidenced by its growth in revenues over the past two years. Further, the Company obtained funding in the amount of $750,000 in March 2009 and expects to have positive cash flows and an operating profit for fiscal 2009. Management believes with the additional funding that the Company will be able to fund its operations through the year ending December 31, 2009.

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company issued 325,000 options in the first quarter of 2009 of which 108,333 were vested immediately. The Company recognized $110,000 in stock-based compensation expense for the three months ended March 31, 2009. The Company also recognized $9,000 in stock-based compensation expense for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of March 31, 2009 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.

Shares
Outstanding on January 1, 2009	2,711,879
Granted	325,000
Exercised	––
Forfeited	(28,333)
Outstanding on March 31, 2008	3,008,546

Weighted average exercise price of outstanding options	$1.11
Shares available for future grants on March 31, 2009	1,518,774

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. Dilutive common shares included 58,974 options for the three month period ended March 31, 2009. No options were included for the three month period ended March 31, 2008. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. The average price of Cicero common stock during the three months ending March 31, 2009 and March 31, 2008 was $0.13 and $0.20, respectively.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, results of operations and cash flows. SFAS No. 161 was effective for the Company beginning January 1, 2009. The adoption of SFAS No. 161 has had no material effect on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R was effective for the Company beginning January1, 2009. The adoption of SFAS No. 141 has had no material effect on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended).” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. SFAS 160 is effective for the Company beginning January 1, 2009. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of SFAS No. 160 has had no material effect on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The adoption of SFAS No. 159 has had no material effect on the Company’s financial position, results of operations and cash flows.

NOTE 3.  SHORT TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Term loan (a)	$––	$100
Note payable related party (b)	94	94
Notes payable (c)	636	998
	$730	$1,192

———————

(a)

At December 31, 2008, the Company was indebted to BluePhoenix Solutions for the current portion of the related long term debt of $100,000. (See Note 4)

(b)

In February 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The note bears interest at 10% per year and is unsecured. The Company was indebted to Mr. Steffens in the amount of $45,000 at both dates.

In November 2007, the Company entered into a short term note payable with Mr. Steffens for various working capital needs. The Note bears interest at 6% per year and is unsecured. The Company was indebted to Mr. Steffens in the amount of $40,000 at both dates.

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

NOTE 4.

LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Term loan (a)	$1,421	$671
Note payable; related party (b)	300	300
	$1,721	$971

———————

(a)

In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (approximately 2.975% at March 31, 2009) maturing in December 2011. Interest is payable quarterly. During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal.

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company in February 2010 under its contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has allocated the proceeds received from the Note and Warrant Offering to determine the fair value of the warrants issued. Using Black-Scholes, the Company has determined that the fair value of the warrants issued is $53,972 and the beneficial conversion amount is $50,349. Since this beneficial conversion feature is immediately convertible upon issuance, the Company has fully amortized this beneficial conversion feature in the Statement of Operations for the quarter ended March 31, 2009.

(b)

In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim. The note bears interest of 3% and matures in October 2009. The Company was indebted to Mr. Steffens in the amount of $300,000 at both dates. In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note until October 2010. In April 2009, the Company awarded Mr. Steffens, as compensation for the extended maturity, 250,000 warrants to purchase the Company’s common stock at a price of $0.20 per share. These warrants expire in five years. The Company utilized the Black-Scholes formula to calculate the value of these warrants which amounted to $12,000.

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

As part of the recapitalization plan in 2006, the Company converted outstanding convertible promissory notes, senior reorganization notes and convertible bridge notes. Senior reorganization debt amounting to $2,309,000 was cancelled and converted into 3,438,473 shares of the Company’s common stock. The Company also converted $3,915,000 of Convertible Bridge Notes into 30,508,448 shares of Cicero common stock.

NOTE 6.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first three months of fiscal year 2009 or 2008. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three months ended March 31,
	2009	2008
Basic shares	46,642	43,879
Effect of dilution	59	––
Diluted shares	46,701	43,879

The following table sets forth the potential shares that are not included in the diluted loss per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended March 31,
	2009	2008
Stock options where the exercise price is greater than the average market price of common shares	2,950	2,610
Warrants where the exercise price is greater than the average market price of common shares	1,140	422
Preferred stock, common share equivalent	1,544	1,544

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

The table below presents information about the reported segment for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Total revenue	$769	$470
Total cost of revenue	396	240
Gross margin	373	230
Total operating expenses	723	706
Segment loss	$(350)	$(476)

A reconciliation of total segment loss to loss before provision for income taxes for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2009	2008
Total segment loss	$(350)	$(476)
Interest and other income/(expense), net	(52)	(9)
Total loss before income taxes	$(402)	$(485)

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risk and uncertainties include, among others, the following:

•

We have a history of losses and expect that we will continue to experience losses at least through the second quarter of 2009;

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

•

Provisions of our charter and bylaws could deter takeover attempts.

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

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Total revenue	$769	$470
Total cost of revenue	396	240
Gross margin	373	230
Total operating expenses	723	706
Segment loss	$(350)	$(476)

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2008.

Total Revenues. Total revenues increased $299,000, or 63.6%, from 470,000 to $769,000, for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008. This increase is due to an increase in maintenance and consulting revenue for the first quarter of 2009 offset by a decrease in software revenue for the same period.

Total Cost of Revenue. Total cost of revenue increased $156,000, or 65.0%, from $240,000 to $396,000, for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008. The increase is primarily attributable to the increased headcount and travel within professional services.

Total Gross Margin. Gross margin was $373,000, or 48.5%, for the three months ended March 31, 2009 as compared to the gross margin of $230,000, or 48.9% for the three months ended March 31, 2008. The increase in gross margin is due to the increase of maintenance and consulting revenue for the quarter ended March 31, 2009 partially offset by the increased headcount within professional services.

Total Operating Expenses. Total operating expenses increased $17,000, or 2.4% from $706,000 to $723,000 for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. The increase in total operating expenses is primarily attributable due to higher personnel costs partially offset by lower stock option expense.

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

Software Products.

Software Product Revenue. Software product revenue for the three months ended March 31, 2009 decreased by approximately $91,000, or 45.5%, from $200,000 to $109,000 as compared to the three months ended March 31, 2008.

Software Product Gross Margins. Gross margin on software products for the three months ended March 31, 2009 was 95.4% compared with 96.5% for the three months ended March 31, 2008. Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.

Maintenance Revenue. Maintenance revenue for the three months ended March 31, 2009 increased by approximately $155,000, or 116.5%, from $133,000 to $288,000 as compared to the three months ended March 31, 2008.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended March 31, 2009 was 78.5% compared with 46.6% for the three months ended March 31, 2008. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products and the increase of gross margin is due to the increase in maintenance revenue.

Services.

Services Revenue. Services revenue increased $235,000, or 171.5%, from $137,000 to $372,000 for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008. The increase in services revenues is due to increase in integration projects relating to Cicero® software.

Services Gross Margin. Services gross margin was 11.6% for the three months ended March 31, 2009 compared with gross margin (loss) of (18.2)% for the three months ended March 31, 2008. The increase in gross margin was primarily attributable to the increase in service billings noted above partially offset by increased headcount in professional services.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2009 increased by approximately $10,000, or 4.0%, from $253,000 to $263,000 as compared with the three months ended March 31, 2008. The increase is primarily attributable to increased headcount partially offset by decreased travel and decreased employee stock option expense.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense remained flat at approximately $155,000, for the three months ended March 31, 2009 and 2008.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina. General and administrative expenses for the three months ended March 31, 2009 increased by approximately $7,000, or 2.3%, from $298,000 to $305,000 over the same period in the prior year. The increase is primarily attributable to an increase in legal expense partially offset by a decrease in employee stock option expense.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in the first quarter of 2009 or 2008. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $847,000 at March 31, 2009 from $63,000 at December 31, 2008.

The Company generated $784,000 of cash for the three months ended March 31, 2009.

Net cash provided by Operating Activities. Cash provided by operations for the three months ended March 31, 2009 was $498,000 compared with $451,000 for the three months ended March 31, 2008. Cash provided by operations for the three months ended March 31, 2009 was primarily comprised of a decrease in accounts receivable of $180,000 and an increase in deferred revenues from maintenance contracts of $704,000. Additionally, non-cash charges for depreciation and stock compensation of approximately $5,000 and $119,000, respectively, were added back to the Company’s net loss. These cash inflows were offset by the loss from operations of approximately $402,000 and the decrease of approximately $86,000 in accounts payable and accrued expenses from vendors for services rendered, an increase in prepaid expenses of $11,000 and a net decrease in liabilities of discontinued operations of $11,000.

Net cash used for Investing Activities. The Company bought $4,000 worth of equipment during the quarter ended March 31, 2009.

Net cash provided by (used in) Financing Activities. Cash generated by financing activities for the three months ended March 31, 2009 was approximately $288,000 as compared with $628,000 used by financing activities for the three months ended March 31, 2008. Cash generated by financing activities for the three months ended March 31, 2009 was comprised primarily from new long term financing agreement with various lenders for $750,000 partially offset by the repayment of short term debt in the amount of $462,000.

Liquidity

The Company funded its cash needs during the quarter ended March 31, 2009 with cash on hand from December 31, 2008, the revenue generated in the first quarter and the financing completed in March 2009.

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

In October 2007, the Company agreed to restructure a promissory note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new promissory note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of our common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness. In March 2008, the Company amended the terms of its note payable to BluePhoenix Solutions. Under the terms of the original note, the Company was to make a principal reduction payment in the amount of $350,000 on January 30, 2009. The Company and BluePhoenix agreed to accelerate that principal payment to March and May 2008 in return for a conversion of $50,000 of principal into 195,848 shares of the Company’s common stock. In March, the Company paid $200,000 plus accrued interest and in July 2008, the $50,000 of debt was converted into 195,848 shares of the Company’s common stock. The remaining payment of $100,000 was paid in January 2009.

From time to time, the Company entered into promissory notes with John L. (Launny) Steffens, the Chairman of the Board of Directors. As of March 31, 2009, the Company is indebted to Mr. Steffens in the amount of $385,000. The notes bear interest between 3% and 10% per annum.

From time to time the Company entered into promissory notes with Anthony Pizi, a director of the Company and its former Chief Information Officer. As of March 31, 2009, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

The Company has incurred losses of approximately $823,000 and $1,975,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the three months ended March 31, 2009, the Company incurred an additional loss of approximately $402,000 and has a working capital deficiency of approximately $5,687,000. However, the Company has shown that its product is gaining acceptance in the marketplace as evidenced by its growth in revenues over the past two years. Further, the Company obtained funding in the amount of $750,000 in March 2009 and expects to have positive cash flows and an operating profit for fiscal 2009. Management believes with the funds received from the March 2009 financing that the Company will be able to fund its operations through the year ending December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company in February 2010 under its contract with Merrill Lynch. In addition, each investor will be issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required. These securities were issued in reliance upon the exemption from registration under Rule 506 of Regulation D and on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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
Date: May 15, 2009