Form 10-Q
period 2009-06-30
CICERO INC
filed 2009-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

47,098,185 shares of common stock, $.001 par value, were outstanding as of August 2, 2009.

Cicero Inc.

Index

Page

PART I.   Financial Information

Item 1.       Financial Statements

1

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008

1

Consolidated Statements Of Operations for the Three and Six Months Ended
June 30, 2009 and 2008 (Unaudited)

2

Consolidated Statements Of Cash Flows for the Six Months Ended
June 30, 2009 and 2008 (Unaudited)

3

Consolidated Statements Of Comprehensive Income/(Loss) for the Three and Six
Months Ended June 30, 2009 and 2008 (unaudited)

4

Notes To Consolidated Financial Statements   (Unaudited)

5

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.       Controls and Procedures

18

PART II.  Other Information

Item 1.       Legal Proceedings

19

Item 1A.    Risk Factors

19

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.       Defaults Upon Senior Securities

19

Item 4.       Submission of Matters to a Vote of Security Holders

19

Item 5.       Other Information

20

Item 6.       Exhibits

20

Signature

21

Part I. Financial Information

Item 1. Financial Statements

CICERO INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$106	$63
Assets of discontinued operations	71	71
Trade accounts receivable, net	315	759
Prepaid expenses and other current assets	292	255
Total current assets	784	1,148
Property and equipment, net	43	46
Total assets	$827	$1,194
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$568	$1,192
Accounts payable	2,121	2,258
Accrued expenses:
Salaries, wages, and related items	1,059	1,051
Other	2,091	2,027
Liabilities of discontinued operations	434	429
Deferred revenue	720	348
Total current liabilities	6,993	7,305
Long-term debt	1,721	971
Total liabilities	8,714	8,276
Stockholders' (deficit):
Preferred stock	––	––
Common stock	47	47
Additional paid-in capital	230,378	230,018
Accumulated deficit	(238,303)	(237,143)
Accumulated other comprehensive loss	(9)	(4)
Net stockholders' (deficit)	(7,887)	(7,082)
Total liabilities and stockholders' (deficit)	$827	$1,194

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Software	$25	$932	$134	$1,132
Maintenance	325	217	614	347
Services	294	278	665	418
Total operating revenue	644	1,427	1,413	1,897

Cost of revenue
Software	3	29	9	36
Maintenance	53	56	115	127
Services	345	189	674	351
Total cost of revenue	401	274	798	514

Gross margin	243	1,153	615	1,383

Operating expenses:
Sales and marketing	360	192	624	445
Research and product development	163	160	318	314
General and administrative	348	320	652	619
Total operating expenses	871	672	1,594	1,378
Income/(loss) from operations	(628)	481	(979)	5

Other income/(expense):
Interest expense	(55)	(45)	(117)	(123)
Other income/(expense)	(24)	(6)	(14)	63
Income/(loss) before provision for income taxes	(707)	430	(1,110)	(55)
Income tax provision	––	––	––	––

Net income/(loss)	$(707)	$430	$(1,110)	$(55)
Deemed dividend	––	––	50	––
Net income/(loss) applicable to common stockholders	$(707)	$430	$(1,160)	$(55)

Earnings/(loss) per share:
Basic earnings/(loss) per share	$(0.01)	$0.01	$(0.02)	$(0.00)
Diluted earnings/(loss) per share	$(0.01)	$0.01	$(0.02)	$(0.00)

Average shares outstanding:
Basic	47,035	45,794	46,839	45,374
Potential dilutive common shares	––	6	––	––
Diluted	47,035	45,800	46,839	45,374

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Net loss	$(1,110)	$(55)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10	7
Stock compensation expense	242	225
Stock issuance	16	––
Changes in assets and liabilities:
Trade accounts receivable	444	(645)
Assets and liabilities – discontinued operations	5	17
Prepaid expenses and other assets	(37)	20
Accounts payable and accrued expenses	(65)	(48)
Deferred revenue	372	569
Net cash provided by (used in) operating activities	(123)	90

Cash flows from investing activities:
Purchases of equipment	(7)	(17)

Cash flows from financing activities:
Borrowings under credit facility, term loans and notes payable	880	435
Repayments of term loans, credit facility and notes payable	(702)	(717)
Net cash provided by (used in) financing activities	178	(282)
Effect of exchange rate changes on cash	(5)	(6)
Net increase/(decrease) in cash and cash equivalents	43	(215)
Cash and cash equivalents:
Beginning of period	63	250
End of period	$106	$35

Non-Cash Investing and Financing Activities:

During April 2009, the Company issued 250,000 shares of common stock in exchange for a $30,000 principal payment on a promissory note.

During June 2009, the Company issued 85,789 shares of common stock in exchange for a $21,902 principal payment on a promissory note.

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income/(loss)	$(707)	$430	$(1,110)	$(55)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(7)	(6)	(5)	(6)
Comprehensive income/(loss)	$(714)	$424	$(1,115)	$(61)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and six months ended June 30, 2009 and 2008 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $823,000 and $1,975,000 for the years ended December 31, 2008 and 2007, respectively, and has experienced negative cash flows from operations for each of the past three years. For the three and six months ended June 30, 2009, the Company incurred losses of $707,000 and $1,110,000, respectively, and had a working capital deficiency of $6,209,000 as of June 30, 2009. However, the Company has shown that its product is gaining acceptance in the marketplace as evidenced by its growth in revenues over the past two years. Further, the Company obtained funding in the amount of $750,000 in March 2009 and expects to have positive cash flows and an operating profit for fiscal 2009. Management believes with the additional funding that the Company will be able to fund its operations through the year ending December 31, 2009 assuming a no further worsening in economic conditions.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company issued 400,000 options in the first six month of 2009 of which 133,333 were vested immediately. The Company recognized stock-based compensation expense of $102,000 and $212,000, respectively, for the three and six months ended June 30, 2009. The Company also recognized stock-based compensation expense of $9,000 and $18,000, respectively, for the three and six months ended June 30, 2009, for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of June 30, 2009 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2009	2,711,879
Granted	400,000
Exercised	––
Forfeited	(120,101)
Outstanding on June 30, 2009	2,991,778

Weighted average exercise price of outstanding options	$1.08
Shares available for future grants on June 30, 2009	1,535,442

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were included for the three and six month periods ended June 30, 2009. 5,882 options were included for the three month period ended June 30, 2008 while no options were included for the six month period ended June 30, 2008. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. The average price of Cicero common stock during the three months ending June 30, 2009 and June 30, 2008 was $0.15 and $0.17, respectively. The average price of Cicero common stock during the six months ending June 30, 2009 and June 30, 2008 was $0.14 and $0.18, respectively.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will becomes the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of SFAS 166 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of the provisions of SFAS 165 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company believes that the adoption of SFAS No. 162 will not have an effect on the Company’s financial position, results of operations and cash flows.

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

NOTE 3.  SHORT TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Term loan (a)	$––	$100
Note payable related party (b)	94	94
Notes payable (c)	474	998
	$568	$1,192

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

NOTE 4.

LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Term loan (a)	$1,421	$671
Note payable; related party (b)	300	300
	$1,721	$971

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

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company in February 2010 under its contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has allocated the proceeds received from the Note and Warrant Offering to determine the fair value of the warrants issued. Using Black-Scholes, the Company has determined that the fair value of the warrants issued is $53,972 and the beneficial conversion amount is $50,349. Since this beneficial conversion feature is immediately convertible upon issuance, the Company has fully amortized this beneficial conversion feature in the Statement of Operations for the six months ended June 30, 2009.

(b)

In October 2007, the Company entered into a long-term note with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim. The note bears interest of 3% and matures in October 2009. The Company was indebted to Mr. Steffens in the amount of $300,000 at both dates. In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note until October 2010. In April 2009, the Company awarded Mr. Steffens, in consideration for the extended maturity, 250,000 warrants to purchase the Company’s common stock at a price of $0.20 per share. These warrants expire in five years. The Company utilized the Black-Scholes formula to calculate the value of these warrants which amounted to $12,000 and were included in general and administrative expenses.

NOTE 5.  STOCKHOLDER’S EQUITY

In June 2009, the Company issued 85,789 shares of common stock in exchange for a $21,902 principal payment on a promissory note.

In April 2009, the Company issued 250,000 shares of common stock in exchange for a $30,000 principal payment on a promissory note.

In April 2009, the Company, under a contractual obligation, issued 120,000 shares of common stock to BluePhoenix Solutions due to a filing deadline penalty.

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

In March 2008, the Company was notified that a group of investors, including two members of the Board of Directors, acquired a short term promissory note due SDS Merchant Fund in the principal amount of $250,000. The note is unsecured and bears interest at 10% per annum. Also in March 2008, our Board of Directors approved a resolution to convert this debt plus accrued interest into common stock of the Company. The total principal and interest amounted to $363,838 and was converted into 1,425,137 shares of common stock. Mr. John Steffens, the Company’s Chairman, acquired 475,141 shares and Mr. Bruce Miller, also a member of our Board of Directors, acquired 474,998 shares.

NOTE 6.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first six months of fiscal year 2009 or 2008. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following reconciles the weighted average shares used for the basic earnings per share computation to the shares used for the diluted earnings per share computation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic shares	47,035	45,794	46,839	45,374
Effect of dilution	––	6	––	––
Diluted shares	47,035	45,800	46,839	45,374

The following table sets forth the potential shares that are not included in the diluted earnings/(loss) per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock options where the exercise price is greater than the average market price of common shares	2,907	2,502	2,924	2,602
Warrants where the exercise price is greater than the average market price of common shares	1,139	422	1,139	422
Preferred stock, common share equivalent	1,544	1,544	1,544	1,544

NOTE 8.  SEGMENT INFORMATION AND GEOGRAPHIC INFORMATION

Management makes operating decisions and assesses performance of the Company’s operations based on one reportable segment, the Software product segment.

The Software product segment is currently comprised of the Cicero® product and during the three and six months ended June 30, 2008, also comprised the Ensuredmail product. Cicero® is a business integration software product that maximizes end-user productivity, streamlines business operations and integrates disparate systems and applications, while renovating or rejuvenating older legacy systems by making them usable in the business processes. Ensuredmail is an encrypted email technology that can reside on either the server or the desktop. In November 2008, the Company ceased any further sales and support of Ensuredmail.

The table below presents information about the reported segment for the three and six months ended
June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenue	$644	$1,427	$1,413	$1,897
Total cost of revenue	401	274	798	514
Gross margin	243	1,153	615	1,383
Total operating expenses	871	672	1,594	1,378
Segment income/(loss)	$(628)	$481	$(979)	$5

A reconciliation of total segment income/(loss) to income/(loss) before provision for income taxes for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total segment income/(loss)	$(628)	$481	$(979)	$5
Interest and other income/(expense), net	(79)	(51)	(131)	(60)
Total income/(loss) before income taxes	$(707)	$430	$(1,110)	$(55)

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

NOTE 10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through August 14, 2009, require potential adjustment to or disclosure in the financial statements. As a result of this review, no subsequent events were deemed to impact the Company’s financial position, results of operations and cash flows.

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

The Company's results of operations include the operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

The table below presents information about reported segments for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenue	$644	$1,427	$1,413	$1,897
Total cost of revenue	401	274	798	514
Gross margin	243	1,153	615	1,383
Total operating expenses	871	672	1,594	1,378
Segment income/(loss)	$(628)	$481	$(979)	$5

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2008.

Total Revenues. Total revenues decreased $783,000, or 55%, from $1,427,000 to $644,000, for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008. The decrease is primarily due to a decrease in software license revenue partially offset by an increase in maintenance and consulting revenue.

Total Cost of Revenue. Total cost of revenue increased $127,000, or 46%, from $274,000 to $401,000, for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008. The increase is primarily attributable to increased headcount.

Total Gross Margin. Gross margin was $243,000, or 37.7%, for the three months ended June 30, 2009 as compared to the gross margin of $1,153,000, or 80.8% for the three months ended June 30, 2008. The decrease in gross margin is due to the decrease of software license revenue for the quarter ended June 30, 2009.

Total Operating Expenses. Total operating expenses increased $199,000, or 29.6%, from $672,000 to $871,000 for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. The increase in total operating expenses is primarily attributable to additional sales and marketing costs due to increased participation at trade shows and increase in accounting and regulatory fees due to additional public company filings.

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

Software Products.

Software Product Revenue. The Company earned $25,000 in software product revenue for the three months ended June 30, 2009 as compared to $932,000 in software revenue for the three months ended June 30, 2008. The decrease was due to a general slowdown in the overall economy.

Software Product Gross Margins. The gross margin on software products for the three months ended June 30, 2008 was 88% compared with 96.9% for the three month ended June 30, 2008. Cost of software reflects the accrual of royalty payments offset by revenues and is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.

Maintenance Revenue. Maintenance revenue for the three months ended June 30, 2009 increased by approximately $108,000, or 49.8%, from $217,000 to $325,000 as compared to the three months ended June 30, 2008.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended June 30, 2009 was 83.72% compared with 74.2% for the three months ended June 30, 2008. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The increase of gross margin is due to the increase in maintenance revenue and decrease in headcount.

Services.

Services Revenue. Services revenue increased $16,000, or 5.8%, from $278,000 to $294,000 for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008. The increase in services revenues is due to increase in integration work.

Services Gross Margin/(Loss). Services gross margin loss was (17.3%) for the three months ended June 30, 2009 compared with gross margin of 32% for the three months ended June 30, 2008. The decrease in gross margin was primarily attributable to the increase in headcount in 2009.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2009 increased by approximately $168,000, or 87.5%, from $192,000 to $360,000 as compared with the three months ended June 30, 2008. The increase is primarily attributable to greater trade show participation and marketing materials.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by approximately $3,000, or 1.9%, from $160,000 to $163,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase in costs for the quarter is primarily due to increased travel.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina. General and administrative expenses for the three months ended June 30, 2009 increased by approximately $28,000, or 8.8%, from $320,000 to $348,000 over the same period in the prior year. The increase is primarily attributable to the increase in accounting and regulatory fees due to additional public company filings.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax expense/benefit was not recorded for the income/loss incurred in the second quarter of 2009 or 2008. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2008.

Total Revenues. Total revenues decreased $484,000, or 25.5%, from $1,897,000 to $1,413,000, for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008. This decrease is primarily due to a decrease in software license revenue for the first six months of 2009 partially offset by an increase in maintenance and consulting revenue for the same period.

Total Cost of Revenue. Total cost of revenue increased $284,000, or 55.3%, from $514,000 to $798,000, for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008. The increase is primarily attributable to increased headcount in consulting services.

Total Gross Margin. Gross margin was $615,000, or 43.5%, for the six months ended June 30, 2009 as compared to the gross margin of $1,383,000, or 72.9%, for the six months ended June 30, 2008. The decrease in gross margin is primarily due to the decrease of software license revenue and increase in headcount of professional services for the six months ended June 30, 2009.

Total Operating Expenses. Total operating expenses increased $216,000, or 14.8%, from $1,378,000 to $1,594,000 for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. The increase in total operating expenses is primarily attributable to additional sales and marketing costs due to increased headcount and participation at trade shows.

Software Products.

Software Product Revenue. The Company earned $134,000 in software product revenue for the six months ended June 30, 2009 as compared to $1,132,000 software revenue in the six months ended June 30, 2008. The decrease was due to a general slowdown in the overall economy.

Software Product Gross Margins. The gross margin on software products for the six months ended June 30, 2009 was 93.3% as compared to 96.9% for the six months ended June 30, 2008. Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.

Maintenance Revenue. Maintenance revenue for the six months ended June 30, 2009 increased by approximately $267,000, or 76.9%, from $347,000 to $614,000 as compared to the six months ended June 30, 2008. The increase in maintenance revenue is primarily due to the increase software sales in 2008.

Maintenance Gross Margin. Gross margin on maintenance products for the six months ended June 30, 2009 was 81.3% compared with 63.4% for the six months ended June 30, 2008. The increase of gross margin is due to the increase in maintenance revenue.

Services.

Services Revenue. Services revenue increased $247,000, or 59.1%, from $418,000 to $665,000 for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008. The increase in services revenues is due to greater integration projects relating to Cicero® software.

Services Gross Margin/(Loss). Services gross margin loss was (1.4%) for the six months ended June 30, 2009 compared with gross margin of 16.0% for the six months ended June 30, 2008. The decrease in gross margin was primarily attributable to the increase in headcount partially offset by the increase in service billings noted above.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2009 increased by approximately $179,000, or 40.2%, from $445,000 to $624,000 as compared with the six months ended June 30, 2008. The increase is primarily attributable an increase in headcount, employee stock option expense, travel, and greater trade show participation.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by approximately $4,000, or 1.3%, from $314,000 to $318,000 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The increase is primarily due to increase travel.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina. General and administrative expenses for the six months ended June 30, 2009 increased by approximately $33,000, or 5.3%, from $619,000 to $652,000 over the same period in the prior year. The increase is primarily attributable to the increase in accounting and regulatory fees due to additional public company filings partially offset by lower employee stock option expense and one time charges in 2008 due to employee turnover.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the loss incurred for the six months ended June 30, 2009 or June 30, 2008. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $106,000 at June 30, 2009 from $63,000 at December 31, 2008.

The Company generated $43,000 of cash for the six months ended June 30, 2009.

Net cash provided by (used in) Operating Activities. Cash used by operations for the six months ended June 30, 2009 was $123,000 compared with $90,000 provided by operations for the six months ended June 30, 2008. Cash used by operations for the six months ended June 30, 2009 was primarily comprised of the loss from operations of approximately $1,110,000 partially offset by the non-cash charges for depreciation and stock compensation of approximately $10,000 and $242,000, respectively and the decrease of accounts receivable of $444,00 and increase in deferred revenues from maintenance contracts of $372,000.

Net cash used for Investing Activities. The Company bought $7,000 worth of equipment during the six months ended June 30, 2009.

Net cash provided by (used in) Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2009 was approximately $178,000 as compared with approximately $282,000 of net cash used by financing activities for the six months ended June 30, 2008. Cash generated by financing activities for the six months ended June 30, 2009 was comprised primarily from new long term financing agreement with various lenders for $750,000 offset by the repayment of short term debt in the amount of $702,000.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2009 with cash on hand from December 31, 2008, the revenue generated in the first six months of 2009 and the financing completed in March 2009.

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

From time to time, the Company entered into promissory notes with John L. (Launny) Steffens, the Chairman of the Board of Directors. As of June 30, 2009, the Company is indebted to Mr. Steffens in the amount of $385,000. The notes bear interest between 3% and 10% per annum.

From time to time the Company entered into promissory notes with Anthony Pizi, a director of the Company and its former Chief Information Officer. As of June 30, 2009, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

The Company has incurred losses of approximately $823,000 and $1,975,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the six months ended June 30, 2009, the Company incurred an additional loss of approximately $1,110,000 and has a working capital deficiency of approximately $6,209,000. However, the Company has shown that its product is gaining acceptance in the marketplace as evidenced by its growth in revenues over the past two years. Further, the Company obtained funding in the amount of $750,000 in March 2009 and assuming a no further worsening in economic conditions, expects to have positive cash flows and an operating profit for fiscal 2009. Management believes with the funds received from the March 2009 financing that the Company will be able to fund its operations through the year ending December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Risk Factors

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, the Company issued 85,789 shares of common stock in lieu of a $21,902 principal payment due on a promissory note.

In April 2009, the Company issued 250,000 shares of common stock in lieu of a $30,000 principal payment due on a promissory note.

In April 2009, the Company issued 120,000 shares of common stock to BluePhoenix due to a filing deadline penalty.

In April 2009, the Company issued John L. Steffens, its Chairman of the Board, warrants to purchase 250,000 shares of the Company’s common stock, at an exercise price of $0.20 per share. These warrants expire in 5 years. The warrants were issued to Mr. Steffens in consideration for him agreeing to extend the maturity of a previously issued note due him until October 2010.

These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

The annual meeting of Stockholders was held on June 30, 2009 in Cary, North Carolina. The agenda for the meeting was (i) to elect ten members of the Board of Directors to hold office until the next annual meeting or until their respective successors are duly elected and qualified, (ii) to ratify the appointment of Margolis & Company P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2009, and (iii) to approve the Cicero Inc. 2007 Employee Stock Option Plan.

The votes were tabulated as follows:

Motion to elect ten members of the Board of Directors to hold office until the next annual meeting or until their respective successors are duly elected and qualified:

	VOTES FOR	VOTES AGAINST	ABSTAIN
John L. Steffens	30,122,588	14,260	221
John Broderick	30,136,577	271	221
Anthony C. Pizi	28,473,033	1,663,815	221
Mark Landis	30,122,588	14,260	221
Bruce W. Hasenyager	30,122,548	14,300	221
Jay R. Kingley	30,136,589	259	221
Charles B. Porciello	30,122,588	14,260	221
Bruce D. Miller	30,136,589	259	221
John W. Atherton	30,122,588	14,260	221
Don Peppers	30,136,537	311	221

Motion to ratify the appointment of Margolis & Company P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

	VOTES FOR	VOTES AGAINST	ABSTAIN
Common stock and equivalents	30,104,798	31,839	388

Motion to approve the Cicero Inc. 2007 Employee Stock Option Plan:

	VOTES FOR	VOTES AGAINST	ABSTAIN
Common stock and equivalents	29,987,450	112,692	36,927

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
Chief Executive and Financial Officer
Date: August 14, 2009