Form 10-Q
period 2009-09-30
CICERO INC
filed 2009-11-16
CIK 945384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________

Commission file number: 0-26392

CICERO INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Regency Parkway, Suite 542, Cary, North Carolina	27518
(Address of principal executive offices)	(Zip Code)

(919) 380-5000

 (Registrant’s telephone area, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

47,098,185 shares of common stock, $.001 par value, were outstanding as of October 31, 2009.

Cicero Inc.

Index

PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

3

Balance Sheets as of September 30, 2009 (unaudited) and December 31,2008

3

Statements of Operations for the three and nine months ended
September 30, 2009 and 2008 (unaudited)

4

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)

5

Statements of Comprehensive Income/(Loss) for the three and nine months ended
September 30, 2009 and 2008 (unaudited)

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.       Controls and Procedures

19

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

20

Item 1A.    Risk Factors

20

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.       Defaults Upon Senior Securities

20

Item 4.       Submission of Matters to a Vote of Security Holders

20

Item 5.       Other Information

20

Item 6.       Exhibits

20

SIGNATURE

21

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

CICERO INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$50	$63
Assets of discontinued operations	75	71
Trade accounts receivable, net	171	759
Prepaid expenses and other current assets	267	255
Total current assets	563	1,148
Property and equipment, net	44	46
Total assets	$607	$1,194
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$1,016	$1,192
Accounts payable	2,182	2,258
Accrued expenses:
Salaries, wages, and related items	1,051	1,051
Other	2,127	2,027
Liabilities of discontinued operations	448	429
Deferred revenue	489	348
Total current liabilities	7,313	7,305
Long-term debt	1,721	971
Total liabilities	9,034	8,276
Stockholders' (deficit):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,543.6 shares issued and outstanding at September 30, 2009	––	––
Common stock, $0.001 par value, 215,000,000 shares authorized at September 30, 2009 47,098,185 issued and outstanding at September 30, 20009	47	47
Additional paid-in capital	230,443	230,018
Accumulated deficit	(238,903)	(237,143)
Accumulated other comprehensive loss	(14)	(4)
Net stockholders' deficit	(8,427)	(7,082)
Total liabilities and stockholders' deficit	$607	$1,194

The accompanying notes are an integral part of the consolidated financial statements

CICERO INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Software	$85	$72	$219	$1,204
Maintenance	286	249	899	596
Services	175	257	841	675
Total operating revenue	546	578	1,959	2,475

Cost of revenue
Software	4	4	12	40
Maintenance	50	55	166	182
Services	284	255	958	605
Total cost of revenue	338	314	1,135	827

Gross margin	208	264	824	1,648

Operating expenses:
Sales and marketing	267	233	891	678
Research and product development	129	160	447	474
General and administrative	332	338	985	959
Total operating expenses	728	731	2,323	2,111
Loss from operations	(520)	(467)	(1,499)	(463)

Other income/(expense):
Interest expense	(69)	(64)	(187)	(187)
Other income/(expense)	(10)	(22)	(24)	41

Net loss	$(599)	$(553)	$(1,710)	$(609)

Loss per share:
Basic loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Average shares outstanding:
Basic and diluted common shares	47,098	46,404	46,926	45,682

The accompanying notes are an integral part of the consolidated financial statements

CICERO INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2009	2008
Cash flows from operating activities:
Net loss	$(1,710)	$(609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15	12
Stock compensation expense	307	344
Provision for doubtful accounts	62	--
Stock issuance	16	15
Changes in assets and liabilities:
Trade accounts receivable	526	359
Assets and liabilities – discontinued operations	15	(6)
Prepaid expenses and other assets	(12)	22
Accounts payable and accrued expenses	24	(56)
Deferred revenue	141	394
Net cash provided by (used in) operating activities	(616)	475

Cash flows from investing activities:
Purchases of equipment	(13)	(38)

Cash flows from financing activities:
Borrowings under credit facility, term loans and notes payable	1,330	935
Repayments of term loans, credit facility and notes payable	(704)	(1,420)
Net cash provided by (used in) financing activities	626	(485)
Effect of exchange rate changes on cash	(10)	26
Net decrease in cash and cash equivalents	(13)	(22)
Cash and cash equivalents:
Beginning of period	63	250
End of period	$50	$228

Non-Cash Investing and Financing Activities:

During April 2009, the Company issued 250,000 shares of common stock in exchange for a $30,000 principal payment on a promissory note.

During June 2009, the Company issued 85,789 shares of common stock in exchange for a $21,902 principal payment on a promissory note.

The accompanying notes are an integral part of the consolidated financial statements

CICERO INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(599)	$(553)	$(1,710)	$(609)
Other comprehensive loss:
Foreign currency translation adjustment	(5)	(6)	(10)	(6)
Comprehensive loss	$(604)	$(559)	$(1,720)	$(615)

The accompanying notes are an integral part of the consolidated financial statements

CICERO INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and nine months ended September 30, 2009 and 2008 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations. All such adjustments are of a normal, recurring nature. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $823,000 and $1,975,000 for the years ended December 31, 2008 and 2007, respectively, and has experienced negative cash flows from operations for each of the past three years. For the three and nine months ended September 30, 2009, the Company incurred losses of $599,000 and $1,710,000, respectively, and had a working capital deficiency of $6,750,000 as of September 30, 2009. Despite improved product acceptance in the marketplace, the current economic downturn has forced companies to delay further technology spending. Management secured additional funding in March 2009, which it believes will sustain the Company’s capital needs through the end of 2009. Because of the continuing slowdown in the economy, the Company will require additional capital to fund its operations in 2010. Therefore, the Company is in the process of attempting to secure an additional equity investment, which it seeks to close before December 31, 2009. However, no assurance can be given that the Company will be able to secure any additional funds on terms acceptable to the Company or at all.

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

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718. The Company issued 400,000 options in the first nine month of 2009 of which 133,333 were vested immediately. The Company recognized stock-based compensation expense of $56,000 and $268,000, respectively, for the three and nine months ended September 30, 2009. The Company also recognized stock-based compensation expense of $9,000 and $27,000, respectively, for the three and nine months ended

September 30, 2009, for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of September 30, 2009 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2009	2,711,879
Granted	400,000
Exercised	––
Forfeited	(161,766)
Outstanding on September 30, 2009	2,950,113

Weighted average exercise price of outstanding options	$1.10
Shares available for future grants on September 30, 2009	1,577,107

Options to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options were included for the three and nine month periods ended September 30, 2009 and 2008, respectively. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. The average price of Cicero common stock during the three months ending September 30, 2009 and September 30, 2008 was $0.14 and $0.24, respectively. The average price of Cicero common stock during the nine months ending September 30, 2009 and September 30, 2008 was $0.14 and $0.20, respectively.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of SFAS 166 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flow. This standard has not yet been integrated into the Accounting Standard Codification.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on April 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 9, Subsequent Events, for this additional disclosure.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of these provisions did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the guidance is initially adopted. The adoption of the provisions in this pronouncement would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly owned businesses acquired in the future.

NOTE 3.  SHORT TERM DEBT

Notes payable, short-term debt, and notes payable to related party consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Term loan (a)	$––	$100
Note payable related party (b)	244	94
Notes payable (c)	772	998
	$1,016	$1,192

———————

(a)

At December 31, 2008, the Company was indebted to BluePhoenix Solutions for the current portion of the related long term debt of $100,000. (See Note 4)

(b)

In September 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The note bears interest at 10% per year and is unsecured. The Company was indebted to Mr. Steffens in the amount of $150,000 at September 30, 2009.

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

NOTE 4.

LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Term loan (a)	$1,421	$671
Note payable; related party (b)	300	300
	$1,721	$971

(a)

In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (approximately 2.498% at September 30, 2009) maturing in December 2011. Interest is payable quarterly. During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal.

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company in February 2010 under its contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required. The Company has allocated the proceeds received from the Note and Warrant Offering to determine the fair value of the warrants issued and is amortizing such amount under the terms of the notes as additional interest expense in the amount of  $50,349.

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

In April 2009, the Company, under a contractual obligation, issued 120,000 shares of common stock valued at $15,600 to BluePhoenix Solutions due to a filing deadline penalty.

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

NOTE 6.  INCOME TAXES

The Company accounts for income taxes in accordance with FASB guidance now codified as ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first nine months of fiscal year 2009 or 2008. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following table sets forth the potential shares that are not included in the diluted earnings/(loss) per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock options where the exercise price is greater than the average market price of common shares	2,950	2,608	2,950	2,636
Warrants where the exercise price is greater than the average market price of common shares	1,139	422	1,139	422
Preferred stock, common share equivalent	1,544	1,544	1,544	1,544

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

NOTE 9.  SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on April 1, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 16, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risk and uncertainties include, among others, the following:

•

We have a history of losses and expect that we will continue to experience losses through the fourth quarter of 2009;

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

The Company's results of operations include the operations of the Company and its subsidiaries.

RESULTS OF OPERATIONS

The table below presents information for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenue	$546	$578	$1,959	$2,475
Total cost of revenue	338	314	1,135	827
Gross margin	208	264	824	1,648
Total operating expenses	728	731	2,323	2,111
Loss from operations	$(520)	$(467)	$(1,499)	$(463)

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

Total Revenues. Total revenues decreased $32,000, or 5.5%, from $578,000 to $546,000, for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. The decrease is primarily due to a decrease in consulting revenue partially offset by an increase in license and maintenance revenue.

Total Cost of Revenue. Total cost of revenue increased $24,000, or 7.6%, from $314,000 to $338,000, for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. The increase is primarily attributable to increased headcount.

Total Gross Margin. Gross margin was $208,000, or 38.1%, for the three months ended September 30, 2009 as compared to the gross margin of $264,000, or 45.7% for the three months ended September 30, 2008. The decrease in gross margin is due to the decrease of consulting revenue for the quarter ended September 30, 2009.

Total Operating Expenses. Total operating expenses decreased $3,000, or 0.4%, from $731,000 to $728,000 for the three months ended September 30, 2009, as compared with the three months ended September 30, 2008. The decrease in total operating expenses is primarily attributable to decreased stock option expense and decrease in outside professional services partially offset by an increase in advertising and provision for bad debt expense.

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

We generally recognize revenue from software license fees when our obligations to the customer are fulfilled, which is typically upon delivery or installation. Revenue related to software maintenance contracts is recognized ratably over the terms of the contracts. Revenues from services are recognized on a time and materials basis as the services are performed and amounts due from customers are deemed collectible and non-refundable. Within the revenue recognition rules pertaining to software arrangements, certain assumptions are made in determining whether the fee is fixed and determinable and whether collectability is probable. Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results.

Software Products.

Software Product Revenue. The Company earned $85,000 in software product revenue for the three months ended September 30, 2009 as compared to $72,000 in software revenue for the three months ended September 30, 2008.

Software Product Gross Margins. The gross margin on software products for the three months ended September 30, 2009 was 95.3% compared with 94.4% for the three month ended September 30, 2008. Cost of software reflects the accrual of royalty payments offset by revenues and is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.

Maintenance Revenue. Maintenance revenue for the three months ended September 30, 2009 increased by approximately $37,000, or 14.9%, from $249,000 to $286,000 as compared to the three months ended September 30, 2008.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended September 30, 2009 was 82.5% compared with 77.9% for the three months ended September 30, 2008. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The increase of gross margin is due to the increase in maintenance revenue and decrease in stock option expense due to large grant of options from fiscal 2007 being fully amortized.

Services.

Services Revenue. Services revenue decreased $82,000, or 31.9%, from $257,000 to $175,000 for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. The decrease in services revenues is primarily attributable to the termination of one consulting contract.

Services Gross Margin/(Loss). Services gross margin loss was (62.3%) for the three months ended September 30, 2009 compared with gross margin of 1.0% for the three months ended September 30, 2008. The decrease in gross margin was primarily attributable to the decrease in services revenue and the increase in headcount in 2009.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2009 increased by approximately $34,000, or 14.6%, from $233,000 to $267,000 as compared with the three months ended September 30, 2008. The increase is primarily attributable to increase in advertising and headcount partially offset by decrease in outside professional services and timing of trade shows.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $31,000, or 19.4%, from $160,000 to $129,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The decrease in costs for the quarter is primarily due to decreased stock option expense due to large grant of options from fiscal 2007 being fully amortized.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina. General and administrative expenses for the three months ended September 30, 2009 decreased by approximately $6,000, or 1.8%, from $338,000 to $332,000 over the same period in the prior year. The decrease is primarily attributable to decreased stock option expense due to large grant of options from fiscal 2007 being fully amortized and decrease in outside professional services partially offset by increase in provision for bad debt.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax expense/benefit was not recorded for the income/loss incurred in the third quarter of 2009 or 2008. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2008.

Total Revenues. Total revenues decreased $516,000, or 20.8%, from $2,475,000 to $1,959,000, for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. This decrease is primarily due to a decrease in software license revenue for the first nine months of 2009 partially offset by an increase in maintenance and consulting revenue for the same period.

Total Cost of Revenue. Total cost of revenue increased $308,000, or 37.2%, from $827,000 to $1,135,000, for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. The increase is primarily attributable to increased headcount in consulting services.

Total Gross Margin. Gross margin was $824,000, or 42.1%, for the nine months ended September 30, 2009 as compared to the gross margin of $1,648,000, or 66.6%, for the nine months ended September 30, 2008. The decrease in gross margin is primarily due to the decrease of software license revenue and increase in headcount of professional services for the nine months ended September 30, 2009.

Total Operating Expenses. Total operating expenses increased $212,000, or 9.7%, from $2,111,000 to $2,323,000 for the nine months ended September 30, 2009, as compared with the nine months ended September 30, 2008. The increase in total operating expenses is primarily attributable to additional sales and marketing costs due to increased headcount and participation at trade shows partially offset by lower stock option expense and a decrease in outside professional services.

Software Products.

Software Product Revenue. The Company earned $219,000 in software product revenue for the nine months ended September 30, 2009 as compared to $1,204,000 software revenue in the nine months ended September 30, 2008. The decrease was due to a general slowdown in the overall economy.

Software Product Gross Margins. The gross margin on software products for the nine months ended
September 30, 2009 was 94.5% as compared to 96.7% for the nine months ended September 30, 2008. Cost of software is composed of royalties to third parties, and to a lesser extent, production and distribution costs.

Maintenance.

Maintenance Revenue. Maintenance revenue for the nine months ended September 30, 2009 increased by approximately $303,000, or 50.8%, from $596,000 to $899,000 as compared to the nine months ended September 30, 2008. The increase in maintenance revenue is primarily due to the increase software sales in 2008.

Maintenance Gross Margin. Gross margin on maintenance products for the nine months ended September 30, 2009 was 81.6% compared with 69.5% for the nine months ended September 30, 2008. The increase of gross margin is due to the increase in maintenance revenue.

Services.

Services Revenue. Services revenue increased $166,000, or 24.6%, from $675,000 to $841,000 for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. The increase in services revenues is due to greater integration projects relating to Cicero® software.

Services Gross Margin/(Loss). Services gross margin loss was (13.9%) for the nine months ended September 30, 2009 compared with gross margin of 10.4% for the nine months ended September 30, 2008. The decrease in gross margin was primarily attributable to the increase in headcount partially offset by the increase in service billings noted above.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the nine months ended September 30, 2009 increased by approximately $213,000, or 31.4%, from $678,000 to $891,000 as compared with the nine months ended September 30, 2008. The increase is primarily attributable an increase in headcount, employee stock option expense, advertising and public relations.

Research and Development. Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased by approximately $27,000, or 5.7%, from $474,000 to $447,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease is primarily due to decrease in stock option expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina. General and administrative expenses for the nine months ended September 30, 2009 increased by approximately $26,000, or 2.7%, from $959,000 to $985,000 over the same period in the prior year. The increase is primarily attributable to the increase in accounting and regulatory fees due to additional public company filings and increase in provision for bad debt partially offset by lower stock option expense and a decrease in outside professional services.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the loss incurred for the nine months ended September 30, 2009 or September 30, 2008. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $50,000 at September 30, 2009 from $63,000 at December 31, 2008.

The Company used $13,000 of cash for the nine months ended September 30, 2009.

Net cash provided by (used in) Operating Activities. Cash used by operations for the nine months ended September 30, 2009 was $616,000 compared with $475,000 provided by operations for the nine months ended September 30, 2008. Cash used by operations for the nine months ended September 30, 2009 was primarily comprised of the loss from operations of approximately $1,710,000 partially offset by the non-cash charges for depreciation of $15,000, provision for doubtful accounts for $62,000 and stock compensation of $307,000, respectively and the decrease of accounts receivable of $526,000 and increase in deferred revenues from maintenance contracts of $141,000.

Net cash used for Investing Activities. The Company bought $13,000 worth of equipment during the nine months ended September 30, 2009.

Net cash provided by (used in) Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $626,000 as compared with approximately $485,000 of net cash used by financing activities for the nine months ended September 30, 2008. Cash generated by financing activities for the nine months ended September 30, 2009 was comprised primarily from new long term financing agreement with various lenders for $750,000 and additional short term borrowings offset by the repayment of short term debt in the amount of $704,000.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2009 with cash on hand from December 31, 2008, the revenue generated in the first nine months of 2009 and the financing completed in March 2009.

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

From time to time, the Company entered into promissory notes with John L. (Launny) Steffens, the Chairman of the Board of Directors. As of September 30, 2009, the Company is indebted to Mr. Steffens in the amount of $535,000. The notes bear interest between 3% and 10% per annum.

From time to time the Company entered into promissory notes with Anthony Pizi, a director of the Company and its former Chief Information Officer. As of September 30, 2009, the Company is indebted to Mr. Pizi in the amount of $9,000. The notes bear interest at 12% per annum.

The Company has incurred losses of approximately $823,000 and $1,975,000 in the past two years and has experienced negative cash flows from operations for each of the past three years. For the nine months ended September 30, 2009, the Company incurred an additional loss of approximately $1,710,000 and has a working capital deficiency of approximately $6,750,000. Despite improved product acceptance in the marketplace, the current economic downturn has forced companies to delay further technology spending. The Company has successfully advanced a number of limited pilot programs in an effort to demonstrate the effectiveness of the technology and to secure future commitments. Management secured additional funding in March 2009, which it believes will sustain the Company’s capital needs through the end of 2009. Because of the continuing slowdown in the economy, the Company will require additional capital to fund its operations in 2010. Therefore, the Company is in the process of attempting to secure an additional equity investment, which it seeks to close before December 31, 2009. However, no assurance can be given that the Company will be able to secure any additional funds on terms acceptable to the Company or at all.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Date:  November 16, 2009

21