Form 10-K
period 2009-12-31
CICERO INC
filed 2010-04-01
CIK 945384

UNITED STATES SECURITIES
AND
EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to

Commission File Number:  000-26392

CICERO INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State of incorporation)	(I.R.S. Employer Identification No.)

8000 Regency Parkway, Suite 542, Cary, NC 27518
(Address of principal executive offices, including Zip Code)

(919) 380-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	NONE

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the above Act. Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”,“large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non - accelerated filer ☐	Smaller reporting company ☑

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $6,122,764 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 47,098,185 shares of Common Stock outstanding as of March 3, 2010.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

PART I

ITEM 1.   BUSINESS

Overview

Cicero, Inc. (the “Company”) provides businesses the ability to maximize every interaction from intra-company back office applications to those that take place between employees, customers and vendors while extending the value of the best of breed applications in which businesses have already invested. The Company provides an innovative and unique combination of application and process integration, automation, presentation and real-time analysis, all without changes to the underlying applications or requiring costly development expenditures. The Company’s business integration software addresses the emerging need for companies' information systems to deliver enterprise-wide views of their business information processes. In addition to software solutions, the Company also provides technical support, training and consulting services as part of its commitment to providing customers with industry-leading solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest Fortune 500 corporations worldwide.

The Company focuses on the customer experience management market with emphasis on desktop integration and business process automation with its Cicero XM™ products. Cicero XM enables businesses to transform human interaction across the enterprise. Cicero XM enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero XM automates up and down-stream process flows, enforcing compliance and optimizing handle time and provides a task-oriented desktop, reducing training time and enabling delivery of best in class service. Cicero XM captures real-time information about each interaction, guiding the business user through an activity and capturing usage data to spot trends and forecast problems before they occur.

Cicero XM software offers a proven, innovative departure from traditional, costly and labor-intensive enterprise application integration solutions. The Company provides non-invasive application integration, reduces enterprise integration implementation cost and time, and extends companies' Service-Oriented Architecture (“SOA”) to the desktop. Cicero XM also enables customers to transform applications, business processes and human expertise into a seamless, cost effective business solution that provides a cohesive, task-oriented and role-centric interface that works the way people think.

By using Cicero XM technology, companies can decrease their customer management costs, improve their customer service, maximize the lifetime value of existing customers, and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on their information technology investments. In addition, the Company’s software enables organizations to reduce the business risks inherent in replacement or re-engineering of mission-critical applications and extend the productive life and functional reach of their application portfolio.

The Company provides an integrated toolkit called Cicero XM Studio that provides an intuitive integration and development environment, which simplifies the integration of complex multi-platform applications. Cicero XM provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. In addition, the Company’s software solutions can streamline end-user tasks by providing a single, seamless user interface for simple access to multiple systems or be configured to display one or more composite applications to enhance productivity. Our technology enables automatic information sharing among line-of-business applications and tools. It is ideal for deployment in contact centers where its highly productive, task-oriented user interface promotes business user efficiency. By integrating diverse applications across multiple operating systems, Cicero is ideal for the financial services, insurance, telecommunications, intelligence, security, law enforcement, governmental and other industries requiring a cost-effective, proven application integration solution.

Some of the companies that have implemented or are implementing the Company’s software solutions include Merrill Lynch, Pierce & Co., Inc., Nationwide Financial Services, Affiliated Computer Systems, and Deutsche Bank AG. We have also sold our products to intelligence, security, law enforcement and other government users.

Cicero Inc. was incorporated in New York in 1988 as Level 8 Systems, Inc. and re-incorporated in Delaware in 1999. Our principal executive offices are located at 8000 Regency Parkway, Suite 542, Cary, NC 27518 and our telephone number is (919) 380-5000. Our web site is www.ciceroinc.com.

Recent Developments

On January 15, 2010, the Company completed the acquisition of SOAdesk, LLC’s innovative Customer Interaction Management (CIM) technology – United Desktop® -- through an Asset Purchase Agreement among Cicero, SOAdesk, and Vertical Thought, Inc., an affiliate of SOAdesk. Simultaneously, Cicero closed an offering of its Series B Convertible Preferred Stock.

As a result of the acquisition, the Company began providing a new set of product offerings called Cicero XM™ that combine the Company’s leading desktop integration software with SOAdesk’s United Desktop® technology. Under the terms of the acquisition, the Company has agreed to pay a minimum of $2.525 million over the next three years through a combination of stock and cash for the assets of SOAdesk. In addition, SOAdesk could earn additional consideration based upon certain earn-out formulas within the contract. The Series B Convertible Preferred Stock, which raised in excess of $1.35 million, was used to provide funding for the acquisition and working capital to launch the new products.

Products

The Company has four products, Cicero Integrator, Cicero XM Integrator, Cicero XM Desktop, and Cicero XM Enterprise, and a configuration toolkit called Cicero XM Studio that is licensed with each Cicero XM product:

Cicero Integrator.  The Company’s original desktop integration and automation product is a framework for organizing, integrating, and enabling an organization’s various enterprise software applications to operate seamlessly on user desktops.

Cicero XM Integrator – Empowers business users to integrate applications, functionality and data, and delivers smart workflows to enhance productivity, performance and quality.

Cicero XM Desktop – Combines the efficiency benefits of Cicero XM Integrator with screen composites that simplify processing by eliminating the need for users to access multiple systems and screens, accompanied by context-sensitive scripts to guide users. It also comes with a soft-phone console to enable the integration of telephony solutions into the Cicero servicing platform.

Cicero XM Enterprise – Builds on the capabilities of Cicero XM Integrator and Desktop. Cicero XM Enterprise delivers communications, telephony and computer telephony integration (CTI) capabilities including presence, IM and email to reduce the need for multiple contact center systems. It enables single sign-on for all user-accessed solutions, and provides oversight for all transactions to facilitate and speed their movement throughout the environment, and to capture relevant data. Cicero XM enterprise provides real-time and historical data, including detailed customer insights based on a mash-up of interaction and business information.

Cicero XM Studio – Enables business analysts and other non-IT staff to build and enhance back-end integrations, scripts, smart workflows and composite screens without any impact on underlying applications or business logic.

The Cicero XM suite is highly secure. It has a credentials store that facilitates single sign-on. Passwords can be reset but are non-retrievable. Stored interactions can be selectively encrypted based on the needs of the enterprise. All network communications are compressed and encrypted for transmission.

All Cicero XM products include the United Data Model™ (UDM).  The UDM is supported by a database, enabling the abstraction and separation of the department’s existing technical environment from its business logic. This physical separation empowers IT and the operations managers to build and change the business logic at their discretion. The abstraction capability converts the contact center and other departments into a flexible and agile operating environment that can rapidly and cost effectively respond to the dynamic needs of the enterprise.

Cicero XM works with all desktop interfaces, including home-grown solutions, 3270-style mainframe screens, third-party applications, hosted systems and Web-based applications. By abstracting and capturing the logic and functionality in its patent-pending United Data Model™, Cicero changes the dynamics of desktop servicing and gives control back to business managers to adapt to ever-changing business needs.

Services

We provide a full spectrum of technical support, training and consulting services across all of our operating segments as part of our commitment to providing our customers industry-leading business integration solutions.  Experts in the field of systems integration with backgrounds in development, consulting, and business process reengineering staff our services organization.  In addition, our services professionals have substantial industry specific backgrounds with extraordinary depth in our focus marketplaces of financial services and contact centers.

Maintenance and Support

We offer customers varying levels of technical support tailored to their needs, including periodic software upgrades, and telephone support.  Cicero XM is frequently used in mission-critical business situations, and our maintenance and support services are accustomed to the critical demands that must be met to deliver world-class service to our clients.  Many of the members of our staff have expertise in mission critical environments and are ready to deliver service commensurate with those unique client needs.

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

Our customers are using our solutions to rapidly deploy applications. Some examples of customers' uses of our products include:

•
Business Process Outsourcers - use our software solution in contact centers to provide real time integration among existing back-office systems, eliminate redundant data entry, shorten call times, provide real-time data access and enhance customer service and service levels.

•
A financial institution - uses our software solution to provide real-time integration among market data, customer account information, existing back-office systems and other legacy applications, eliminate redundant data entry, provide real-time data access and processing, and enhance customer service and service levels.

•	An insurance company - uses our software solution to integrate their customer information systems with over thirty software applications including a CRM application.

•	A law enforcement organization - uses our software solution to streamline and automate support for arrests and investigations while merging federal, state and local systems within a unified process.

Other customers are systems integrators, which use our software to develop integration solutions for their customers.

Affiliated Computer Services Inc., Merrill Lynch and Deutsche Bank each accounted for more than ten percent (10%) of our operating revenues in 2009.  Affiliated Computer Services Inc. and Merrill Lynch each accounted for more than ten percent (10%) of our operating revenues in 2008.  In 2007, Merrill Lynch accounted for more than ten percent (10%) of our operating revenues.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into strategic partnerships with the following resellers, for integrated business solutions: Affiliated Computer Services, Inc., Tata Consultancy Services, MphasiS, and BluePhoenix Solutions.  In addition, we have entered into strategic partnerships with Voice Print International, Empower, Bravepoint, Exadel, VGDNA, and Pilar Services, Inc.  These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

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

Research and Product Development

We incurred research and development expense of approximately $540,000 and $615,000 in 2009 and 2008, respectively.

Since Cicero XM is a new product in a relatively untapped market, it is imperative to constantly enhance the features and functionality of the product.  Our budget for research and development is based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

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

•
Recently, there have been several companies that offer capabilities similar to our software in that these companies advertise that they integrate applications without modifying the underlying code for those applications. OpenSpan is one company who advertises that they can non-invasively integrate at the point of contact or on the desktop.

Other competitors include Above All Software, Attachmate Corporation, Seagull Software Ltd. and Oracle. Our product competes directly with other contact center solutions offered by Microsoft, Corizon and Jacada. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

Intellectual Property

Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. In addition, Merrill Lynch holds a patent with respect to the legacy Cicero® technology. We have filed applications for patents on our United Data Model.  Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country.  We use the registered trademarks “Cicero®” and “Cicero XM®”.

All other product and company names mentioned herein are for identification purposes only and are the property of, and may be trademarks of, their respective owners.

Employees

As of December 31, 2009, we employed 25 full time employees.  Our employees are not represented by a union or a collective bargaining agreement.

Available Information

Our web address is www.ciceroinc.com.  We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Also, the public may read and copy such material at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Security and Exchange Commission at 1-800-SEC-0330.  The Security and Exchange Commission also maintains an internet site that contains reports, proxy and information statements, and other information at www.sec.gov.

Forward Looking and Cautionary Statements

Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward-looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: our future success depends on the market acceptance of the Cicero XM product and successful execution of the new strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from our existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; rapid technological change could render the Company's products obsolete; loss of any one of our major customers could adversely affect our business; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend our ownership and use of proprietary technology; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

ITEM 1A. RISK FACTORS

We have a history of losses and expect that we will continue to experience losses at least through the first quarter of 2010.

We experienced operating losses and net losses for each of the years from 1999 through 2009. We incurred a net loss of $2.0 million for 2007, $0.8 million in 2008, and $1.3 million for 2009.  As of December 31, 2009, we had a working capital deficit of $6.5 million and an accumulated deficit of $238 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.

Therefore, due to these and other factors, we expect that we will continue to experience net losses through the first quarter of 2010. We have not generated sufficient revenues to pay for all of our operating costs or other expenses and have relied on financing transactions over the last several fiscal years to pay our operating costs and other expenses. Although we believe we have sufficient cash on hand to cover our operating requirements through the calendar year end of December 31, 2010, there can be no assurance that if we are unable to generate sufficient revenue from operations that we will be able to continue to access the capital markets to fund our operations, or that if we are able to do so that it will be on satisfactory terms, especially in light of the current economic crisis. The Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company also plans on raising funds through private placements of equity, including its preferred stock, and/or debt. Management believes with the anticipated revenues generated by the new product suite and the additional funding from its capital raising efforts, that the Company will be able to fund its operations through the year ending December 31, 2010.

We depend on an unproven strategy for ongoing revenue.

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2009, the Company had a working capital deficiency of approximately $6,544,000. While the Company has demonstrated some increase in the acceptance of its surface integration product, the Company will need to attract more accounts in the near future. The Company’s success to date has been through some strategic relationships wherein it has been able to establish solutions specific to certain industry verticals such as financial services, contact centers and healthcare.

Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue.

Our ability to generate revenue depends on the overall demand for customer experience management software and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for customer experience management in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger transactions. Those situations may cause a decrease in our revenue. A decrease in demand for our software and services caused, in part, by a weakening of the economy, may result in a decrease in our revenue rates.

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

Furthermore, individual Cicero XM sales are large and each sale can or will account for a large percentage of our revenue and a single sale may have a significant impact on the results of a quarter. The sales of Cicero XM can be classified as generally large in size to a small discrete number of customers. In addition, the substantial commitment of executive time and financial resources that have historically been required in connection with a customer’s decision to purchase our software increases the risk of quarter-to-quarter fluctuations. Our software sales require a significant commitment of time and financial resources because it is an enterprise product. Typically, the purchase of our products involves a significant technical evaluation by the customer and the delays frequently associated with customers’ internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months. It also subjects the sales cycle for our products to a number of significant risks, including our customers’ budgetary constraints and internal acceptance reviews. The length of our sales cycle may vary substantially from customer to customer.

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

Loss of key executive personnel or the software engineers we have hired with specialized knowledge of the Cicero XM technology could have a significant impact on our execution of our new strategy given that they have specialized knowledge developed over a long period of time with respect to the Cicero XM technology.  Furthermore, because of our restructuring and reduction in the number of employees, we may find it difficult to recruit new employees in the future.

Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero XM.

Cicero XM is designed to address in a novel way the problems that large companies face integrating the functionality of different software applications by integrating these applications at the desktop. To effectively penetrate the market for solutions to this disparate application problem, Cicero XM will compete with traditional Enterprise Application Integration, or EAI, solutions that attempt to solve this business problem at the server or back-office level. Server level EAI solutions are currently sold and marketed by companies such as NEON, Mercator, Vitria, and BEA. There can be no assurance that our potential customers will determine that Cicero XM’s desktop integration methodology is superior to traditional middleware EAI solutions provided by the competitors described above in addressing this business problem. Moreover, the information systems departments of our target customers, large financial institutions, are large and may elect to attempt to internally develop an internal solution to this business problem rather than to purchase the Cicero XM product. The legacy Cicero® itself was originally developed internally by Merrill Lynch to solve these integration needs.

Accordingly, we may not be able to provide products and services that compare favorably with the products and services of our competitors or the internally developed solutions of our customers. These competitive pressures could delay or prevent adoption of Cicero XM or require us to reduce the price of our products, either of which could have a material adverse effect on our business, operating results and financial condition.

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

We believe that to fully implement our business plan we will be required to enhance our ability to work with the Window 7, Microsoft Vista, Windows XP, and Windows 2000 operating systems as well as the Linux operating system by adding additional development personnel as well as additional direct sales personnel to complement our sales plan.

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

   Our success depends to a significant degree upon our proprietary and licensed technology. We rely on a combination of patent, trademark, trade secret and copyright law, contractual restrictions and passwords to protect our proprietary technology. However, these measures provide only limited protection, and there is no guarantee that our protection of our proprietary rights will be adequate. Furthermore, the laws of some jurisdictions outside the United States do not protect proprietary rights as fully as in the United States. In addition, our competitors may independently develop similar technology; duplicate our products or design around our patents or our other intellectual property rights. We may not be able to detect or police the unauthorized use of our products or technology, and litigation may be required in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our proprietary rights. Additionally, with respect to the legacy Cicero® line of products, there can be no assurance that Merrill Lynch will protect its patents or that we will have the resources to successfully pursue infringers. Any litigation to enforce our intellectual property rights would be expensive and time-consuming, would divert management resources and may not be adequate to protect our business.

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

Some of the rights granted to the holders of our Series A-1 Preferred Stock and Series B Preferred Stock could prevent a potential acquirer from buying our Company.

Holders of our Series A-1 and Series B Preferred Stock have the right to block the Company from consummating a merger, sale of all or substantially all of its assets or recapitalization.  Accordingly, the holder of our Series A-1 Preferred Stock and Series B Preferred Stock could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the current market price for their shares.

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

ITEM 4.   [RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common is currently quoted on the Over-The-Counter Bulletin Board. In January 2007 we formally changed our name to Cicero Inc. and now trade under the ticker CICN.  The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2009 and 2008.

	2009		2008
Quarter	High	Low	High	Low
First	$0.23	$0.08	$0.25	$0.14
Second	$0.25	$0.13	$0.19	$0.14
Third	$0.19	$0.12	$0.27	$0.17
Fourth	$0.15	$0.09	$0.20	$0.09

The closing price of the common stock on March 3, 2010 was $0.09 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future   As of March 4, 2010, we had 208 registered stockholders of record.

Recent Sales of Unregistered Securities

In April 2009, the Company issued 120,000 shares of common stock to BluePhoenix Solutions due to a filing deadline penalty.

In April 2009, the Company issued 250,000 shares of common stock to an investor for the conversion of a promissory note.

In June 2009, the Company issued 85,789 shares of common stock to an investor for the conversion of outstanding interest on a loan.

These securities were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan, the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	2,707,006	$1.10	1,818,774

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

Cicero Inc. provides businesses the ability to maximize every interaction from intra-company back office applications to those that take place between employees, customers and vendors while extending the value of the best of breed applications in which businesses have already invested. The Company provides an innovative and unique combination of application and process integration, automation, presentation and real-time analysis, all without changes to the underlying applications or requiring costly development expenditures. Business integration software addresses the emerging need for a company's information systems to deliver enterprise-wide views of the Company's business information processes.

In addition to software products, the Company also provides technical support, training and consulting services as part of its commitment to providing its customers industry-leading integration solutions.  The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the Global 5000.  Cicero offers services around our integration and customer experience management software products.

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

The Software product segment is comprised of the Cicero XM product.  Cicero XM enables businesses to transform human interaction across the enterprise. Cicero XM enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero XM automates up and down-stream process flows, enforcing compliance and optimizing handle time and provides a task-oriented desktop, reducing training time and enabling delivery of best in class service. Cicero XM captures real-time information about each interaction, guiding the business user through an activity and capturing usage data to spot trends and forecast problems before they occur.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue and presents information for the three categories of revenue.  The results listed do not include the full software suite of Cicero XM since the acquisition of the SOADesk LLC assets did not occur until January 2010.  The results only include the Cicero Integrator software from the Cicero XM suite.

	Year Ended December 31,
	2009	2008	2007
Revenue:
Software	17.3%	42.5%	27.7%
Maintenance	47.3%	25.3%	16.6%
Services	35.4%	32.2%	55.7%
Total	100.0%	100.0%	100.0%

Cost of revenue:
Software	0.8%	1.5%	1.0%
Maintenance	8.7%	7.5%	14.6%
Services	47.4%	27.3%	36.2%
Total	56.8%	36.2%	51.8%

Gross margin	43.2%	63.8%	48.2%

Operating expenses:
Sales and marketing	48.2%	27.6%	43.5%
Research and product development	21.6%	17.8%	31.5%
General and administrative	52.4%	37.7%	75.0%
Total	122.2%	83.1%	150.0%

Loss from continuing operations	(79.0)%	(19.3)%	(101.8)%
Other (expense), net	(12.2)%	(4.5)%	(7.5)%
Net loss from continuing operations	(91.2)%	(23.8)%	(109.3)%

The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

	2009	2008	2007
United States	100%	100%	100%

 Years Ended December 31, 2009, 2008, and 2007

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

Total revenues decreased 27.6% from $3,452,000 in 2008 to $2,498,000 in 2009.  Revenues increased 91% from $1,808,000 in 2007 to $3,452,000 in 2008.  The decrease in revenues in 2009 is primarily attributable to a decrease in software sales partially offset by an increase in maintenance revenue due to a tiered increase in existing maintenance agreement and renewals of maintenance agreements.  The increase in revenues in 2008 is primarily driven by increased software sales to new customers and corresponding maintenance revenue on new software sales in addition to maintenance revenue from the contract with Merrill Lynch.  Gross profit margin was 43%, 64%, and 48%, for 2009, 2008, and 2007, respectively.  Under the terms of the OEM agreement with Merrill Lynch, the Company will recognize two components of software revenue. The first component will be runtime licenses, and once those licenses are deployed by Merrill Lynch; the second component will be a monthly subscription fee for each license deployed. The Company may or may not incur additional license revenues under this OEM agreement.

Software Products. Software product revenue decreased from $1,467,000 in 2008 to $431,000 in 2009 or approximately 71%.  Software product revenue increased 193% in 2008 from $501,000 in 2007 to $1,467,000 in 2008.  The decrease in software revenue in 2009 is partially attributable to an overall economic slowdown as many companies’ operating and capital budgets were either reduced or frozen.  The increase in software revenue in 2008 is partially attributable to contracts signed with a reseller/partner and sales to one of its customers.

The gross margin on software products was 96% for the year ended December 31, 2009, 97% for the year ended December 31, 2008, and 96% for the year ended December 31, 2007.  Cost of software is composed primarily of royalties to a third party. The original version Cicero® software technology and related patents was licensed by the Company on a worldwide basis from Merrill Lynch in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend the Company’s exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch’s rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. The Company is indemnified by Merrill Lynch with regard to the rights granted to Cicero® by them. In consideration for the original Cicero® license we issued to Merrill Lynch 10,000 shares of the Company’s common stock. In consideration for the amendment, the Company issued an additional 2,500 shares of common stock to MLBC, Inc., a Merrill Lynch affiliate and entered into a royalty sharing agreement pursuant to which, the Company pays a royalty of 3% of the sales price for each sale of Cicero® software or related maintenance services. The royalties over the life of the agreement are capped at $20,000,000.

The Company expects to see an increase in software sales coupled with improving margins on software products as Cicero XM gains acceptance in the marketplace. The Company’s expectations are based on its review of the sales cycle that has developed around the Cicero XM product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations.

Maintenance.  Maintenance revenues for the year ended December 31, 2009 increased $309,000 or approximately 35% from 2008.  Maintenance revenues for the year ended December 31, 2008 increased 191% or $573,000 from 2007.  The increase in maintenance revenues for 2009 in primarily attributable to a tiered increase in the Merrill Lynch agreement, and renewals of expiring maintenance agreements.  The increase in maintenance revenues for 2008 is primarily attributed to the increase in new software sales and the OEM contract with Merrill Lynch.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 82%, 70% and 12% for 2009, 2008 and 2007, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the CiceroXM product. The cost of maintenance should increase slightly.

Services.  Services revenue for the year ended December 31, 2009 decreased by $227,000 or approximately 20% over the same period in 2008.  Services revenue for the year ended December 31, 2008 increased by approximately 10% or $105,000 over the same period in 2007.  The decrease in services revenue in 2009 is primarily attributable to lower software product sales as well as general reductions in consulting contracts with existing customers.  The increase in service revenues in 2008 is attributable to consulting engagements that were earned during the past two years.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was 34% for fiscal 2009.  Services gross margin was 15% and 35%, for the years ended 2008 and 2007, respectively.  The decrease in gross margin from 2008 to 2009 is due to the decrease in service revenue primarily due to lower software sales and reduction in consulting contracts.

Services revenues are expected to increase as the Cicero XM product gains acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses increased 26% or approximately $251,000 to $1,203,000 in 2009 and 21% or approximately $166,000 to $952,000 in 2008. The increase in sales and marketing in 2009 is primarily driven by an increase in marketing and trade show participation.  The increase in sales and marketing in 2008 is primarily driven by increased participation in trade shows.

Sales and marketing expenses are expected to increase as the Company adds additional direct sales personnel and supports the sales function with targeted collateral marketing materials and marketing events.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.  Research and development expense decreased 12% or $75,000 to $540,000 in 2009 as compared to 2008 and increased by 8% or $46,000 to $615,000 in 2008 as compared to 2007. The decrease in costs in 2009 is primarily due to lower headcount and stock option expense for options issued in 2007 being fully expensed.  The increase in costs in 2008 is primarily driven by an increase in headcount partially offset by overall decrease in overhead expenses.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2009 increased by 1% or $9,000 to $1,310,000 over 2008.  The increase in general administrative costs is primarily due to higher costs due to the annual shareholder meeting partially offset by a reduction in stock option expense as options issued in 2007 were fully expensed.  General and administrative expenses for the year ended December 31, 2008 decreased by 4% or $55,000 to $1,301,000 over the prior year.  The decrease in general administrative costs is primarily due to a reduction in stock compensation expense partially offset by higher general overhead costs.

General and administrative expenses are expected to slightly increase going forward as a result of the acquisition of the assets of SOAdesk LLC.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2009, 2008, and 2007. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company utilized $51,000 of cash for the year ended December 31, 2009.  The Company incurred a net loss of approximately $1,280,000 for the year ended December 31, 2009 in addition to net losses of approximately $2,798,000 for the previous two fiscal years. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2009, the Company had a working capital deficiency of approximately $6,544,000.

Operating activities utilized approximately $1,223,000 in cash, which was primarily comprised of the loss from operations of $1,280,000, a decrease in net liabilities of discontinued operations of $358,000, a decrease in the amounts owing its creditors of $340,000, and a decrease in deferred revenue of $105,000.  This was offset by non-cash charges for depreciation and amortization of approximately $21,000, stock compensation expense of $378,000, a provision for an uncollectible receivable of $62,000, and expense from a stock issuance of $16,000. In addition, the Company had a decrease in accounts receivable of $472,000 and an increase in prepaid and other assets of $90,000.

 The Company utilized approximately $14,000 in cash in the purchase of updating the Company’s network equipment and furniture.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2009 with cash on hand from December 31, 2008, as well as through the use of proceeds from several secured promissory notes in the aggregate amount of $750,000 and other short term borrowings.

The Company funded its cash needs during the year ended December 31, 2008 with cash on hand from December 31, 2007, as well as through the use of proceeds from short term borrowings.

In January 2010, the Company closed an offering of 9,067 shares of Series B Convertible Preferred Stock and warrants to purchase 2,266,667 shares of common stock, in excess of $1.35 million (including $500,000 in cash and the cancellation of $860,000 of existing indebtedness owed to two of the investors, including John Steffens, our Chairman of the Board) that was used to provide funding for the acquisition of the assets of SOAdesk LLC.  The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.

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

During 2008, the Company entered into a Revolving Note Agreement with an Investor in which the Company may from time to time borrow up to $500,000. The borrowings are secured by any outstanding receivables at the time of the loans. The loans bear interest at 36% per annum. At December 31, 2009, $300,000 was due and outstanding under the Revolving Note agreement.

The Company had a term loan in the principal amount of $1,971,000 from Bank Hapoalim bearing interest at LIBOR plus 1.5%. In October 2007, the Company agreed to restructure the Note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions (formerly Liraz Systems Ltd.). Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance is due on December 31, 2011.  In March 2008, the Company and BluePhoenix agreed to accelerate the principal reduction payment of $350,000 due on January 31, 2009 and $200,000 was paid in March 2008.  The Company paid $100,000 in January 2009.  BluePhoenix agreed to convert $50,000 of the repayment into 195,848 shares of the Company’s common stock in July 2008.

In October 2007, the Company entered into a Long Term Promissory Note in the amount of $300,000 with Mr. John L Steffens, our chairman. The Note bears interest at 3% per annum and had an original maturity date of October 30, 2009. In order to bring the interest rate on the Note in compliance with arm’s length transactions, the Company also issued 188,285 warrants to purchase the Company’s common stock at $0.18 each. The warrants were valued using the Black- Scholes method and a fair value of $34,230 was charged to stock compensation expense in the fourth quarter of 2007. The warrants expire in 10 years. The Company used the proceeds from that loan to pay down the debt to Bank Hapoalim as noted above.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note to October 2010.  In January 2010, Mr. Steffens agreed to convert his note into Series B Convertible Preferred Stock.

The Company believes that its financing activities and capitalization structure will have a positive impact on the future operations of the Company and its ability to raise additional capital, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner, especially in light of the current global economic crisis.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders. The Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company also plans on raising funds through private placements of equity, including its preferred stock, and/or debt. Management believes with the anticipated revenues generated by the new product suite and the additional funding from its capital raising efforts, that the Company will be able to fund its operations through the year ending December 31, 2010.

SOAdesk Transaction

On January 15, 2010, the Company entered into an Asset Purchase Agreement with SOAdesk, LLC (“SOAdesk”) and Vertical Thought, Inc. (“VTI” and, together with SOAdesk, the “Sellers”), pursuant to which the Company acquired the Sellers’ “United Desktop” and “United Data Model” software programs, as well as substantially all of the other assets owned by the Sellers directly or indirectly used (or intended to be used) in or related to Sellers’ business of providing customer interaction consulting and technology services for organizations and contact centers throughout the world (the “Business”). The Company also assumed certain liabilities of the Sellers related to the Business, as described in the Asset Purchase Agreement.

The aggregate consideration payable by the Company to the Sellers consists of the following:

·  $300,000 paid in cash to the Sellers on the closing date;

·  an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5%,  and convertible into shares of the Company’s Series B Preferred Stock (the “Convertible Note”);

·  $525,000, payable in cash to SOAdesk on March 31, 2010;

·  an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

·  certain earn-out payments as described in the Asset Purchase Agreement.

On March 31, 2010, the maturity date of the Convertible Note was extended from March 31, 2010 to September 30, 2010. Furthermore, the terms of the Asset Purchase Agreement were amended and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This new note, which carries an annual interest rate of 5%, is payable in shares of the Company’s Series B Preferred Stock and matures on June 30, 2010.

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

Revenue Recognition.  Our revenues are derived principally from three sources:  (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support.  We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable; collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain.  We do not have multiple-element arrangements.

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

Capitalization and Valuation of Software Product Technology.  Our policy on capitalized software costs determines the timing of our recognition of certain development costs.  In addition, this policy determines whether the cost is classified as development expense or cost of software revenue.  Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.  Additionally, we review software product technology assets for net realizable value at each balance sheet date.  Should we experience reductions in revenues because our business or market conditions vary from our current expectations, we may not be able to realize the carrying value of these assets and will record a write down at that time. As of December 31, 2009 and 2008 the Company had $0 in capitalized software product technology.

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future.  At December 31, 2009, we had a valuation allowance of $98,867,000 against $98,867,000 of gross deferred tax assets.  We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2009, the Company has net operating loss carryforwards of approximately $236,255,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2010 and 2029. A substantial portion of these carryforwards is limited to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

Recent Accounting Pronouncements:

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effectively prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this standard did not have an impact on the Company’s consolidated financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 17, Subsequent Events, for this additional disclosure.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to havea  material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This standard is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of these provisions will have an effect on accounting for any business acquired after the effective date of this standard.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Marcum LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

(b) Management’s Responsibility for Financial Statements

   Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c) Management’s Assessment of Internal Control over Financial Reporting

The management of Cicero Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2009.

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

(e) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	68	Director and Chairman
John Broderick	60	Director and Chief Executive Officer/Chief Financial Officer
Antony Castagno	42	Director and Chief Technology Officer
Anthony C. Pizi	50	Director
Mark Landis	68	Director
Bruce W. Hasenyager	68	Director
Jay R. Kingley	49	Director
Charles B. Porciello	74	Director
Bruce D. Miller	59	Director
John W. Atherton	67	Director
Don Peppers	59	Director

John L. Steffens
Director since May, 2007.

Mr. Steffens was appointed to our Board of Directors on May 16, 2007 and is the Founder and Managing Director of Spring Mountain Capital, L. P.  Prior to establishing Spring Mountain Capital, Mr. Steffens spent 38 years at Merrill Lynch & Co., where he held numerous senior management positions, including President of Merrill Lynch Consumer Markets, which was later named the Private Client Group, from July 1985 until April 1997, and both Vice Chairman of Merrill Lynch & Co., Inc. (the parent company) and Chairman of its U.S. Private Client Group from April 1997 until July 2001. Mr. Steffens was elected a member of the Board of Directors of Merrill Lynch & Co., Inc. in April 1986 and served on the board until July 2001. Mr. Steffens was Chairman of the Securities Industry Association during 1994 and 1995, and is currently a Trustee of the Committee for Economic Development. He is the National Chairman Emeritus of the Alliance for Aging Research and serves on the Board of Aozora Bank in Japan.  Mr. Steffens graduated from Dartmouth University in 1963 with a B.A. degree in Economics.  He also attended the Advanced Management Program of the Harvard Business School in 1979.  We believe Mr. Steffen’s qualifications to serve on our Board of Directors include his experience in leading complex enterprises and his experience as a senior executive.

John P. Broderick
Director since July 2005.

Mr. Broderick is currently the Chief Executive Officer and Chief Financial Officer of the Company and is also a director. Mr. Broderick has served as the Chief Operating Officer of the Company since June 2002, as the Chief Financial Officer of the Company since April 2001, and as Corporate Secretary since August 2001. Prior to joining our Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as Chief Financial Officer and Senior Vice President of North American Operations for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer.  Mr. Broderick received his B.S. in accounting from Villanova University.  We believe Mr. Broderick’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of day to day leadership as our Chief Executive Officer.

Antony Castagno
Director since March 2010.

Mr. Castagno is currently the Chief Technology Officer of the Company and is also a director.  Mr. Castagno brings over 20 years of leadership and technology experience to Cicero and is responsible for the technology vision and execution for Cicero’s Customer Experience software. Prior to joining Cicero in January 2010, Mr. Castagno was the Chief Executive Officer of SOAdesk LLC, which pioneered the Intelligent Agent Desktop and Customer Interaction Management space. From 2005 to 2007, Mr. Castagno was the co-founder and Chief Technology Officer for OpenSpan, where he led the development of client side integration. Mr. Castagno graduated from the United States Military Academy at West Point in 1989 with a BS in Computer Science. Over the course of Mr. Castagno’s career, he has held leadership and technology positions with Deloitte, Verifone, ADP, Personic and was the founder of Vertical Thought an Atlanta-based technology incubator.  We believe Mr. Castagno’s qualifications to serve on our Board of Directors include his experience as Chief Executive Officer of SOADesk, LLC.

Anthony C. Pizi
Director since August 2000.

Mr. Pizi is presently the CIO of the Asset Management Platform Services Group of Deutsche Bank AG. Mr. Pizi was the Company’s Chief Information Officer until August 2007 and served as Chief Executive Officer and Chief Technology Officer from February 2001 to July 2005. Mr. Pizi also served as Chairman of the Board of Directors from December 1, 2000 until March 7, 2005 and from June 1, 2005 until July 22, 2005. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group.  Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his B.S. in Engineering from West Virginia University.  We believe Mr. Pizi’s qualifications to serve on our Board of Directors include his experience in various senior executive roles at Cicero Inc.

Mark Landis
Director since July 2005.

Mr. Mark Landis is the Senior Managing Member of the Security Growth Fund, a newly established private equity firm focused on the electronic security industry. Prior to joining the Security Growth Fund and since 2003, Mr. Landis was the Executive in Residence of The Jordan Company, a private equity firm based in New York. Mr. Landis retired from being President of the North American Security Division of Siemens Building Technologies, Inc. in July of 2003, having joined that company in 1988.  Mr. Landis earned his B.A. from Cornell University and his Juris Doctorate from the University of Pennsylvania.  Mr. Landis received his CPCU - Chartered Property and Casualty Underwriter from the American Institute for Property and Liability Underwriters.  We believe Mr. Landis’ qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

Bruce W. Hasenyager
Director since October 2002.

Mr. Hasenyager has been a director of the Company since October 2002.  Since November 2004, Mr. Hasenyager has served as Principal of Bergen & Webster Executive Communications.  Prior to that, he served as Director of Business and Technology Development at the Hart eCenter at Southern Methodist University (SMU) and Chief Operating Officer of the Guildhall at SMU. From April 1996 to April 2002, Mr. Hasenyager was a founder and served as Senior Vice President of Technology and Operations and Chief Technology Officer at MobilStar Network Corporation. Prior to April 1996, Mr. Hasenyager held executive and senior management positions in information technology at Chemical Bank, Merrill Lynch, Kidder Peabody, and Citibank.  We believe Mr. Hasenyager’s qualifications to serve on our Board of Directors include his many years experience in the industry.

Jay R. Kingley
Director since November 2002.

Mr. Kingley has been a director of the Company since November 2002.  Mr. Kingley is currently the Chief Executive Officer of Kingley Institute LLC, a medical wellness company. Prior to that, Mr. Kingley has served as CEO of Warren Partners, LLC, a software development and consultancy company. Mr. Kingley was Managing Director of a business development function of Zurich Financial Services Group from 1999-2001.  Prior to joining Zurich Financial Services Group, Mr. Kingley was Vice President of Diamond Technology Partners, Inc., a management-consulting firm.  We believe Mr. Kingley’s qualifications to serve on our Board of Directors include his experience as Chief Executive Officer of  a software development and consultancy company.

Charles B. Porciello
Director since June 2005.

Mr. Porciello has been a director since June 6, 2005.  Since 2003, Mr. Porciello has been the Chief Executive Officer of Pilar Services, Inc. From 2001 until 2003, he served as Chief Operating Officer of Enterprise Integration Corporation, a minority-owned IT services company.  Prior to that Mr. Porciello worked for various IT companies, developing and facilitating in their growth.   Mr. Porciello retired from the U.S. Air Force in 1982 after serving his country for twenty five years. Mr. Porciello graduated from the U.S. Military Academy with a B.S. in Engineering and received his Masters Degree in Management from the University of Nebraska.  We believe Mr. Porciello’s qualifications to serve on our Board of Directors include his experience as Chief Operating Officer of an IT service company and his many years of experience in the industry.

Bruce D. Miller
Director since July 2005.

Mr. Bruce D. Miller has been a General Partner of Delphi Partners, Ltd. a privately-owned investment partnership since 1989.  He is the treasurer and a director of American Season Corporation.  Mr. Miller is a board member of Cape Air/Nantucket Airlines, Inc.  Mr. Miller is a trustee of the Egan Maritime Foundation and is involved in other non-profit activities.  Mr. Miller received his B.S. in Finance from Lehigh University and subsequently earned an M.B.A. from Lehigh.  We believe Mr. Miller’s qualifications to serve on our Board of Directors include his experience as General Partner of a privately owned investment partnership.

John W. Atherton
Director since May 2006.

Mr. Atherton has been a director since May 12, 2006. Since 2005, Mr. Atherton has been the Vice President and Chief Financial Officer of CityFed Financial, a publicly held financial holding company, based in Nantucket, Massachusetts. He served as Chairman of CityFed Financial from 1991 until 2005. Mr. Atherton received his B.A. degree from Wesleyan University (Middletown, Connecticut) and an M.B.A. with Distinction from Babson College (Wellesley, Massachusetts).  We believe Mr. Atherton’s qualifications to serve on our Board of Directors include his experience as Chief Financial Officer and Chairman of a financial holding company.

Don Peppers
Director since June 2007.

Mr. Peppers has been a director since June 20, 2007.  Mr. Peppers formed Marketing 1:1, Inc. in January 1992 which became Peppers & Rogers Group, a customer-centered management consulting firm with offices located in the United States, Europe, Latin America and South Africa.  From October 1990 to January 1992, Mr. Peppers was the Chief Executive Officer of Perkins/Butler Direct Marketing, a top-20 U.S.-direct-marketing agency.  Prior to marketing and advertising, he worked as an economist in the oil business and as the director of accounting for a regional airline. Mr. Peppers holds a Bachelor's Degree in astronautical engineering from the U.S. Air Force Academy, and a Master's Degree in public affairs from Princeton University's Woodrow Wilson School.  We believe Mr. Pepper’s qualifications to serve on our Board of Directors include his experience his years of experience providing strategic advisory services to organizations.

Mr. Mark Landis is the father in law of Mr. Anthony Pizi.  There are no other family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2009. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4350(d) of the National Association of Securities Dealers’ listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S due to his experience as a Chief Financial Officer of a public company.

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

The members of the Compensation Committee are Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the Chief Executive Officer of Pilar Services Inc., a reseller partner.  We recognized no revenue with Pilar Services Inc. during 2009 and 2008.  There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

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

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2010.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our chief executive officer’s incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. We believe that these metrics also correlate to stockholder value and individual performance. No executive achieved a non-equity incentive bonus in fiscal 2009.  Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2008.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2010.

Our Chief Technology Officer, Mr. Castagno, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2010.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at December 31, 2009, 1,818,774 shares were available for future option grants and awards. The Company’s previous equity-based compensation plan, entitled Level 8 Systems 1997 Employee Stock Option Plan, expired during fiscal 2007. There are 24,580 options outstanding under that plan.

To date, awards have been mainly in the form of non-qualified stock options granted under the Plans. The Compensation Committee grant these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.  During fiscal 2009, the Company granted options to purchase 475,000 shares to employees.

We account for equity compensation paid to all of our employees under the rules of Financial Accounting Standards Board guidance now codified as ASC 718 “Compensation – Stock Compensation”, which requires us to estimate and record compensation expense over the service period of the award. All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the date of grant. Generally, the granting of a non-qualified stock option to our executive officers is not a taxable event to those employees, provided, however, that the exercise of such stock would result in taxable income to the optionee equal to the difference between the fair market value of the stock on the exercise date and the exercise price paid for such stock. Similarly, a restricted stock award subject to a vesting requirement is also not taxable to our executive officers unless such individual makes an election under section 83(b) of the Internal Revenue Code of 1986, as amended. In the absence of a section 83(b) election, the value of the restricted stock award becomes taxable to the recipient as the restriction lapses.

Other Benefits

Our executive officers participate in benefit programs that are substantially the same as all other eligible employees of the Company.

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2008 and 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation (1)	All Other Compensation (2)	Total
John P. Broderick Chief Executive Officer Chief /Financial Officer, Corporate Secretary	2009	$175,000	--	--	--	$10,139	$185,139
	2008	$175,000	--	--	$25,000	$6,780	$206,780

(1)
Non-equity incentive plan compensation includes a bonus for certain revenue transactions for named executive earned during fiscal year ended December 31, 2008.  The revenue transaction was the acceptance of the first contract greater then $300,000.

(2)
Other compensation includes the Company’s portion of major medical insurance premiums and long term disability premiums for named executives during fiscal year ended December 31, 2009 and 2008, respectively.

Grants of Plan Based Awards

The Company did not award any stock options to the named executive during fiscal 2009 and 2008.  The Company did not award any stock appreciation rights (“SARs”) during fiscal 2009 and 2008.

The following table presents the number and values of exercisable options as of December 31, 2009 by the named executive.

Outstanding Equity Awards at December 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)		Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
John P. Broderick	500	(1)	--	$404.00	05/17/2011
	250	(2)	--	$175.00	09/25/2011
	909	(3)	--	$174.00	12/03/2011
	1,000	(4)	--	$39.00	07/08/2012
	4,950	(5)	--	$26.00	04/24/2013
	5,000	(6)	--	$31.00	02/18/2014
	549,360	(7)	--	$0.51	08/17/2017
						549,630 (8)	$ 60,459

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

Options Exercised and Stock Vested

The named executive did not exercise any options during the year ended December 31, 2009. All of Mr. Broderick’s outstanding options are fully vested.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2010, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2010, we agreed to pay Mr. Castagno an annual base salary of $150,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary within in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

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

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$60,459	$175,000	$235,459
Disability	--	60,459	175,000	235,459
Involuntary termination without cause	175,000	60,459	175,000	410,459
Change in Control	175,000	60,459	175,000	410,459
Antony Castagno
Involuntary termination without cause	75,000	--	--	75,000

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Director Compensation

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock which may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. In August 2007, outside directors were each granted an option to purchase 5,000 shares of common stock at a price equal to the fair market value on the date of grant. The value of these awards was $2,609.  These options vested on the one year anniversary of the date of grant provided that the director is still a member of the Board of Directors. In addition, each outside director who serves on either the Audit Committee, the Compensation Committee or as the Chairman of the Board, were each granted an additional option to purchase 3,000 shares of common stock at a price equal to the fair value on the date of grant. The value of these awards was $1,565.  These options also vested on the one year anniversary of the date of grant and carry the same service requirements.

In May 1999, stockholders of the Company approved the Outside Director Stock Incentive Plan of the Company. Under this plan, the outside directors may be granted an option to purchase 120 shares of common stock at a price equal to the fair market value of the common stock as of the grant date. In January 2002, the Board of Directors approved an amendment to the Outside Director Stock Incentive Plan to provide an increase in the number of options to be granted to outside directors to 240.  These options vest over a three-year period in equal increments upon the eligible director’s election to the Board, with the initial increment vesting on the date of grant.  The Outside Director Stock Incentive Plan also permits eligible directors to receive partial payment of director fees in common stock in lieu of cash, subject to approval by the Board of Directors. In addition, the plan permits the Board of Directors to grant discretionary awards to eligible directors under the plan.  None of the Company’s directors received additional monetary compensation for serving on the Board of Directors of the Company in 2009.

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

No compensation was paid, accrued or expensed during Fiscal 2009 by us to each of our non-employee directors who served during Fiscal 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of February 28, 2010 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The named person has furnished stock ownership information to the Company. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before April 29, 2010 upon the exercise of stock options as well as exercise of warrants. The chart is based on 47,098,185 common shares outstanding as of February 28, 2010.   Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

	Common Stock
Name of Beneficial Owner	No. of Shares		Percent of Class
John L. Steffens (1)	13,635,756	(2)	24.5%
Jonathan Gallen (3)	11,094,139	(4)	23.3%
Mark and Carolyn P. Landis (5)	5,109,863	(6)	10.5%
SOAdesk LLC	4,666,667	(7)	9.0%
Anthony C. Pizi	1,402,634	(8)	3.0%
Bruce Miller	2,274,364	(9)	4.8%
John P. Broderick	1,114,577	(10)	2.3%
John W. Atherton	156,784	(11)	*
Bruce W. Hasenyager	41,652	(12)	*
Don Peppers	357,327	(13)	*
Charles Porciello	88,286	(14)	*
Jay R. Kingley	10,000	(15)	*
Antony Castagno	--		*
All current directors and executive officers as a group (11 persons)	24,191,243	(16)	41.5%

*	Represents less than one percent of the outstanding shares.

1	The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.

2.
Includes 5,160,307 shares of common stock, 14,832 shares of the Series A-1 Convertible Preferred Stock, 6,400,000 shares of the Series B Convertible Preferred Stock, and 2,052,617 shares issuable upon the exercise of warrants and 8,000 shares subject to stock options exercisable within sixty (60) days. The exercise prices of the warrants are as follows: 14,332 at $10.00 per share, 188,285 at $0.18 per share, 250,000 at $0.20 per share and 1,600,000 at $0.25.  The exercise price of the stock options is $0.51 per share.

3.	The address of Mr. Gallen is 299 Park Avenue New York, New York 10171.

4.
Ahab Partner, L.P. (“Partners”), Ahab International, Ltd. (“International”), Queequeg Partners, L.P. (“Queequeg”) and Queequeg, Ltd. (“Limited,” and collectively with Partners, International, and Queequeg, , the “Funds”) held in aggregate 8,896,136 shares of common stock, 1,667,000 shares of the Series B Convertible Preferred Stock and warrants to acquire 431,003 shares of common stock. The exercise prices of the warrants are 14,336 at $10.00 and 416,667 at $0.25.  Jonathan Gallen possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the Funds.  In addition, Jonathan Gallen held the power to direct the disposition of 100,000 shares of common stock held in private investment account.  Accordingly, for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Mr. Gallen may be deemed to beneficially own 11,094,139 shares of common stock of the Company.

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

7.	Includes 4,666,667 shares of the Series B Convertible Preferred Stock.

8.
Includes 1,274,951 shares of common stock, 111,016 shares of the Series A-1 Convertible Preferred Stock, 11,667 shares of common stock issuable upon the exercise of warrants and 5,000 shares subject to stock options exercisable within sixty (60) days.  The exercise prices of warrants and stock options are $10.00 and $0.51 per share of common stock, respectively.

9.
Consists of 1,740,388 shares of common stock, 13,195 shares of common stock issuable upon the exercise of warrants and 8,000 shares subject to stock options exercisable within sixty (60) days.  The exercise prices of the warrants and stock options are $10.00 and $0.51 per share of common stock, respectively.  Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds 509,267 shares of common stock and 3,514 shares of common stock issuable upon the exercise of warrants with an exercise price at $10.00 per share.

10.
Includes 3,248 shares of common stock.  561,969 shares subject to stock options exercisable within sixty (60) days and 549,360 shares of restricted stock that is awarded upon resignation or termination and change of control.  The exercise prices of stock options range from $0.51 to $404 per share of common stock.

11.
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

13.	Includes 352,327 shares of common stock and 5,000 shares subject to stock options exercisable within sixty (60) days. The exercise price of stock options is $0.51 per share of common stock.

14.	Consists of 80,286 shares of common stock and 8,000 shares subject to stock options exercisable within sixty (60) days. The exercise price of stock options is $0.51 per share of common stock.

15.
Consists of 1,000 shares of common stock and 9,000 shares subject to stock options exercisable within sixty (60) days. The exercise prices of stock options are as follows: 1,000 at $34.00 per share and 8,000 at $0.51 per share of common stock.

16.	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 7-14 to our financial statements.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans from Related Parties

In December 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 12% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $100,000.

In October 2009, the Company entered into two short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Notes bear interest at 12% per year and are unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $75,000.

In September 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $150,000.

In June 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. The Company made a principal payment of $55,000 during fiscal 2008.  At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $45,000.

  In October 2007, the Company entered into a long-term promissory note with John L. (Launny) Steffens, the Chairman on the Board of Directors, as part of the restructuring of the Note payable to Bank Hapoalim.  The Note bears interest of 3% and matures in October 2009. The Company also granted Mr. Steffens in October 2002 188,285 warrants to purchase common stock at $0.18 each. The Company used the Black Scholes method to value the warrants and recorded a stock compensation charge and additional paid-in capital in the amount of $34,230. In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above note to October 31, 2010.  At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $300,000.

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $40,000.

All these notes were converted into 4,733 shares of Series B Convertible Preferred Shares at $150 per share in January 2010 as part of the Company’s issuance of Series B Convertible Preferred Stock.. The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  The total principal converted was $710,000.

During 2005, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Information Officer, for various working capital needs. The Notes bear interest at 1% per month and are unsecured. At December 31, 2009, the Company was indebted to Mr. Pizi in the amount of $9,000.

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

Director Independence

Our board of directors currently consists of eleven members.  They are John L. Steffens, John P. Broderick, Antony Castagno, Mark Landis, Anthony C. Pizi, Bruce Hasenyager, Jay Kingley, Bruce D. Miller, Charles Porciello, John W. Atherton, and Don Peppers.  Mr. Steffens is the Company’s Chairman of the Board and Mr. Broderick is the Chief Executive Officer and Chief Financial Officer.  The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007).  Under such definition, Messrs. Steffens, Landis, Pizi, Hasenyager, Kingley, Miller, Porciello, Atherton and Peppers are independent directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm
Marcum LLP audited our financial statements for the year ended December 31, 2009.  Margolis & Company P.C., whose practice was combined with Marcum LLP as of September 1, 2009, audited our financial statements for the years ended December 31, 2008 and 2007.

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Marcum LLP for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2009 and 2008 (and reviews of quarterly financial statements on form 10-Q) were $65,000 and $44,000, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed by Marcum LLP for fiscal years 2009 and 2008.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Marcum LLP for these services in 2009 and 2008.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Marcum LLP for fiscal year 2009.

Determination of Auditor Independence

The Audit Committee considered the provision of non-audit services by Marcum LLP and determined that the provision of such services was consistent with maintaining the independence of Marcum LLP.

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

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).

3.3	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).

3.4	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).

3.5	Certificate of Designation relating to Series B Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 20, 2010).

3.1	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long term Promissory Note Stock Purchase Warrant (filed herewith).

10.1	Securities Purchase Agreement for Consortium IV (incorporated by reference to exhibit 10.1 to Cicero Inc.’s Form 10-K/A filed July 11, 2007).

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

10.15	Revolving Loan Agreement dated November 3, 2008 among Cicero Inc. and Barbara Sivan (incorporated by reference to exhibit 10.15 to Cicero Inc,’s Form 10-K filed March 31, 2009).

10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2010 (filed herewith).*

10.17	Form of Long Term Promissory Note dated March 31, 2009 (incorporated by reference to exhibit 10.17 to Cicero Inc,’s Form 10-K filed March 31, 2009).

10.18	Employment Agreement between Antony Castagno and the Company effective January 1, 2010 (filed herewith).*

10.19	Asset Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc, and SOADesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K filed January 20, 2010).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

22.1	Consent of Marcum LLP (filed herewith).

22.2	Consent of Margolis & Company P.C. (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

Date	By:	/s/ John P. Broderick
Name John P. Broderick
Title Chief Executive Officer
Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ John L. Steffens	Chairman of the Board	March 31, 2010
John L. Steffens

/s/John P. Broderick	Chief Executive Officer/Chief Financial Officer	March 31, 2010
John P. Broderick	(Principal Executive, Financial, and Accounting Officer)

/s/Antony Castagno	Director	March 31, 2010
Antony Castagno

/s/ Mark Landis	Director	March 31, 2010
Mark Landis

/s/ Anthony C. Pizi	Director	March 31, 2010
Anthony C. Pizi

/s/ Bruce Hasenyager	Director	March 31, 2010
Bruce Hasenyager

/s/ Jay Kingley	Director	March 31, 2010
Jay Kingley

/s/ Bruce D. Miller	Director	March 31, 2010
Bruce D. Miller

/s/ Charles Porciello	Director	March 31, 2010
Charles Porciello

/s/John W. Atherton	Director	March 31, 2010
John W. Atherton

/s/Don Peppers	Director	March 31, 2010
Don Peppers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Cicero Inc. and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholders' deficit, comprehensive loss and cash flows for the year ended December 31, 2009.  Cicero Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cicero Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of Cicero Inc., as of December 31, 2008 and the related consolidated statements of operations, stockholders’ deficit, comprehensive loss and cash flows for the years ended December 31, 2008 and 2007 were audited by Margolis & Company P.C. whose practice was combined with Marcum LLP as of September 1, 2009, and whose report dated March 31, 2009 expressed an unqualified opinion on the financial statements.

/s/ Marcum LLP

Bala Cynwyd, PA
March 31, 2010

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$12	$63
Assets of discontinued operations	--	71
Trade accounts receivable, net	225	759
Prepaid expenses and other current assets	345	255
Total current assets	582	1,148
Property and equipment, net	39	46
Total assets	$621	$1,194
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 4)	$1,886	$1,192
Accounts payable	2,346	2,258
Accrued expenses:
Salaries, wages, and related items	1,151	1,051
Other	1,500	2,027
Liabilities of discontinued operations	--	429
Deferred revenue	243	348
Total current liabilities	7,126	7,305
Long-term debt (Note 5)	1,421	971
Total liabilities	8,547	8,276
Commitments and contingencies (Notes 12 and 13)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,543.6 shares issued and outstanding at December 31, 2009 and 2008, $500 per share liquidation preference (aggregate liquidation value of $772)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2009 and 2008, respectively; 47,098,185 and 46,642,396 issued and outstanding at December 31, 2009 and 2008, respectively (Note 7)	47	47
Additional paid-in-capital	230,464	230,018

Accumulated deficit	(238,437)	(237,143)
Accumulated other comprehensive loss	--	(4)
Total stockholders' deficit	(7,926)	(7,082)
Total liabilities and stockholders' deficit	$621	$1,194

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenue:
Software	$431	$1,467	$501
Maintenance	1,182	873	300
Services	885	1,112	1,007
Total operating revenue	2,498	3,452	1,808
Cost of revenue:
Software	19	50	19
Maintenance	217	260	264
Services	1,183	941	654
Total cost of revenue	1,419	1,251	937
Gross margin	1,079	2,201	871
Operating expenses:
Sales and marketing	1,203	952	786
Research and product development	540	615	569
General and administrative	1,310	1,301	1,356
Total operating expenses	3,053	2,868	2,711
Loss from continuing operations before other income (charges)	(1,974)	(667)	(1,840)
Other income (charges):
Interest expense	(283)	(223)	(257)
Other	(21)	67	122
	(304)	(156)	(135)
Loss from continuing operations	(2,278)	(823)	(1,975)
Write off of abandoned assets of discontinued operations	998	--	--

Net loss	$(1,280)	$(823)	$(1,975)

Earnings per share - basic and diluted
Loss from continuing operations	(0.05)	(0.02)	(0.05)
Income form diiscontinued operations	$0.02	$—	$—
Net Loss	$(0.03)	$(0.02)	$(0.05)

Average shares outstanding – basic and diluted	46,970	46,642	36,771

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	35,182	$35	2	--	$226,407	$(234,345)	$(9)	$(7,912)
Shares issued for private placement	5,892	6			1,034			1,040
Shares issued for litigation settlement	25				50			50
Conversion of preferred shares to common	160							--
Options issued as compensation					650			650
Restricted shares issued as compensation					36			36
Warrant issued					34			34
Shares issued with refinancing of debt	2,546	3			647			650
Foreign currency translation adjustment							(6)	(6)
Net loss						(1,975)		(1,975)
Balance at December 31, 2007	43,805	44	2	--	228,858	(236,320)	(15)	(7,433)
Shares issued for loan refinancing	1,425	1			362			363
Conversion of preferred shares to common	60							--
Shares issued for account payable refinancing	623	1			159			160
Shares issued for loan conversion	392	1			100			101
Shares issued for loan conversion and under registration rights agreement	256				65			65
Shares issued for account payable conversion	81				21			21
Options issued as compensation					417			417
Restricted shares issued as compensation					36			36
Foreign currency translation adjustment							11	11
Net loss						(823)		(823)
Balance at December 31, 2008	46,642	47	2	--	230,018	(237,143)	(4)	(7,082)
Shares issued for loan conversion	336				52			52
Shares issued under registration rights agreement	120				16			16
Options issued as compensation					280			280
Restricted shares issued as compensation					36			36
Warrants issued					62			62
Foreign currency translation adjustment						(14)	4	(10)
Net loss						(1,280)		(1,280)
Balance at December 31, 2009	47,098	$47	2	--	$230,464	$(238,437)	--	$(7,926)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Net loss	$(1,280)	$(823)	$(1,975)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4	11	(6)
Comprehensive loss	$(1,276)	$(812)	$(1,981)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(1,280)	$(823)	$(1,975)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	21	17	10
Stock compensation expense	378	453	720
Issuance of stock under registration rights agreement	16	15	--
Provision (credit) for doubtful accounts	62	(100)	50
Changes in assets and liabilities:
Trade accounts receivable and related party receivables	472	33	(622)
Assets and liabilities discontinued operations	(358)	(18)	21
Prepaid expenses and other assets	(90)	(47)	(136)
Accounts payable and accrued expenses	(339)	178	478
Deferred revenue	(105)	240	70
Net cash used in operating activities	(1,223)	(52)	(1,384)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(41)	(17)
Net cash used in investing activities	(14)	(41)	(17)
Cash flows from financing activities:
Proceeds from issuance of common shares, net of issuance costs	--	--	1,040
Borrowings under short and long-term debt	1,900	1,395	984
Repayments of short and long-term debt	(704)	(1,500)	(677)
Net cash provided by (used in) financing activities	1,196	(105)	1,347
Effect of exchange rate changes on cash	(10)	11	(6)
Net decrease in cash and cash equivalents	(51)	(187)	(60)
Cash and cash equivalents at beginning of year	63	250	310
Cash and cash equivalents at end of year	$12	$63	$250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$2	$1	$5
Interest	$288	$227	$264

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2009

During April 2009, the Company issued 250,000 shares of common stock for the conversion of debt of $30,000 to an investor who had a short term promissory note with the Company.

During June 2009, the Company issued 85,789 shares of common stock for the conversion of debt of $22,000 to an investor who had a short term promissory note with the Company.

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

Going Concern and Management Plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of  approximately $1,974,000 for the year ended December 31, 2009 and has experienced negative cash flows from operations for each of the years ended December 31, 2009, 2008, and 2007.  At December 31, 2009, the Company had a working capital deficiency of approximately $6,544,000.  The Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company also plans on raising funds through private placements of equity, including its preferred stock, and/or debt. Management believes with the anticipated revenues generated by the new product suite and the additional funding from its capital raising efforts, that the Company will be able to fund its operations through the year ending December 31, 2010.

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

Financial Instruments:

 The carrying amount of the Company’s financial instruments, representing accounts receivable, accounts payable and short-term debt approximate their fair value due to their short term nature.

The fair value and carrying amount of long-term debt were as follows:

	December 31,
	2009	2008
Fair Value	$1,338,010	$685,304
Carrying Value	1,421,000	971,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Capitalized software costs are amortized over related sales on a product-by-product basis using the straight-line method over the remaining estimated economic life of the product.  There were $0 capitalized software costs as of December 31, 2009, 2008, and 2007.

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

Long-Lived Assets:

The Company reviews the recoverability of long-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. The Company accounts for impairments under the Financial Accounting Standards Board ("FASB") guidance now codified as ASC 360 “Property, Plant and Equipment”.

Revenue Recognition:

Our revenues are derived principally from three sources:  (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support.  We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable; collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain.

Revenue from recurring maintenance contracts is recognized ratably over the maintenance contract period, which is typically twelve months. Maintenance revenue that is not yet earned is included in deferred revenue.

Revenue from consulting and training services is recognized as services are performed. Any unearned receipts from service contracts result in deferred revenue.

Cost of Revenue:

The primary component of the Company's cost of revenue for its software products is royalties on certain products. The original version Cicero® software technology and related patents was licensed by the Company on a worldwide basis from Merrill Lynch in August of 2000 under a license agreement containing standard provisions and a two-year exclusivity period. On January 3, 2002, the license agreement was amended to extend the Company’s exclusive worldwide marketing, sales and development rights to Cicero® in perpetuity (subject to Merrill Lynch’s rights to terminate in the event of bankruptcy or a change in control of the Company) and to grant ownership rights in the Cicero® trademark. The Company is indemnified by Merrill Lynch with regard to the rights granted to Cicero® by them.  In consideration for the amendment, the Company entered into a royalty sharing agreement pursuant to which, the Company pays a royalty of 3% of the sales price for each sale of Cicero® software or related maintenance services.  The primary component of the Company's cost of revenue for maintenance and services is compensation expense.

Advertising Expenses:

The Company expenses advertising costs as incurred.  Advertising expenses were approximately $275,000, $242,000, and $104,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred.

Income Taxes:

The Company uses FASB guidance now codified as ASC 740 “Income Taxes”', to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is ''more likely than not'' that recorded deferred tax assets will not be realized.  (See Note 6.)

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2009, 2008, and 2007, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

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

	2009	2008	2007
Stock options	2,707,006	2,711,879	2,529,025
Warrants	1,389,400	390,400	445,387
Preferred stock	1,543,618	1,543,618	1,603,618
	5,640,024	4,645,897	4,578,030

In 2009, 2008, and 2007, no dividends were declared on preferred stock.

Stock-Based Compensation:

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company granted 475,000 options in fiscal 2009 at exercise prices between $.11 and $0.15 per share and recognized $280,000 of stock-based compensation.  The Company granted 475,000 options in fiscal 2008 at exercise prices between $.10 and $0.25 per share and recognized $417,000 of stock-based compensation.  The Company granted 2,756,173 options in August 2007 at an exercise price of $0.51 per share.  The Company recognized $650,000 of stock-based compensation.  Additionally, the Company recognized as stock-based compensation approximately $36,000 in fiscal 2009, 2008, and 2007 for the restricted shares issued in 2007 to John Broderick, the Chief Executive Officer.  The Company also recognized approximately $62,000 as stock-based in compensation in 2009 and $34,000 in 2007 for warrants issued in conjunction with promissory notes issued in those respective fiscal years.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2009	2008	2007

Expected life (in years)	10.0 years	10.0 years	10.0 years
Expected volatility	147%-156%	106%-151%	166%
Risk free interest rate	0.15%-0.18%	0.15%-4.24%	5.25%
Expected dividend yield	0%	0%	0%

Recent Accounting Pronouncements:

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effectively prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this standard did not have an impact on the Company’s consolidated financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 17, Subsequent Events, for this additional disclosure.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to havea  material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This standard is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of these provisions will have an effect on accounting for any business acquired after the effective date of this standard.

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

NOTE 2.   ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2009	2008
Current trade accounts receivable	$287	$759
Less: allowance for doubtful accounts	62	--
	$225	$759

NOTE 3.   PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2009	2008
Computer equipment	$292	$283
Furniture and fixtures	24	19
Office equipment	164	164
	480	466
Less: accumulated depreciation and amortization	(441)	(420)

	$39	$46

Depreciation and amortization expense of property and equipment was $21,000, $17,000, and $10,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 4.  SHORT-TERM DEBT

Term loan, notes payable, and notes payable to related party consist of the following at December 31 (in thousands):

	2009	2008
Term loan (a)	$--	$100
Note payable related party (b)	719	94
Notes payable (c)	1,167	998
	$1,886	$1,192

(a)	At December 31, 2008, the Company was indebted to BluePhoenix Solutions for the current portion of the related long term debt of $100,000. (See Note 5)

(b)
At December 31, 2009, the Company was indebted to John L. (Launny) Steffens, the Chairman of the Board of Directors, for the current portion of the related long term debt of $300,000. (See Note 5, 11 and 16)

In December 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 12% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $100,000. (See Note 11)
In October 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 12% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $75,000. (See Note 11)

In September 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $150,000. (See Note 11)

In September 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $150,000. (See Note 11)

In June 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $45,000. (See Note 11)

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $40,000. (See Note 11)

All these notes were converted into 4,733 shares of Series B Convertible Preferred Shares at $150 per share in January 2010 as part of the Company’s issuance of Series B Convertible Preferred Stock.  The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  The total principal converted was $710,000.

From time to time the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of December 31, 2009 and 2008, the Company was indebted to Anthony Pizi in the amount of $9,000.

(c)
The Company has issued a series of short term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  In addition, the Company has settled certain litigation and agreed to issue a series of promissory notes to support its obligations in the aggregate principal amount of $88,000. The notes bear interest between 10% and 36% per annum.

NOTE 5.   LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following at December 31(in thousands):

	2009	2008
Term loan (a)	$671	$671
Note payable, related party (b)	--	300
Other long-term debt (c)	750	--
	$1,421	$971

(a)
In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new unsecured note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (approximately 2.2% at December 31, 2009) maturing in December 2011. Interest is payable quarterly. During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal.  At December 31, 2009, the Company was indebted to BluePhoenix Solutions in the amount of $671,000.

(b)
In October 2007, the Company entered into a long-term unsecured note with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim.  The note bears interest of 3% and matured in October 2009.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note until October 2010.  In April 2009, the Company awarded Mr. Steffens, in consideration for the extended maturity, 250,000 warrants to purchase the Company’s common stock at a price of $0.20 per share. These warrants expire in five years. The Company utilized the Black-Scholes formula to calculate the value of these warrants which amounted to $12,000 and were included in general and administrative expenses.  At December 31, 2009, the Company had classified the $300,000 balance to short term debt.

(c)
In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company in February 2010 under its contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.  The Company has allocated the proceeds received from the Note and Warrant Offering to determine the fair value of the warrants issued and is amortizing such amount under the terms of the notes as additional interest expense in the amount of $50,349.  At December 31, 2009, the Company was indebted to these investors in the amount of $750,000.

Scheduled maturities of the above long-term debt are as follows:

Year
2011	$671
2012	$750

NOTE 6.   INCOME TAXES

The Company follows the provisions of FASB ASC Topic 740, “Income Taxes”, and recognizes the financial statement beneit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relelvant tax authority.  The Company applies ASC Topic 740 to all tax positions for which the statute of limitations remains open.

The Company has identified its federal tax return and its state tax return in North Carolina as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The evaluation was performed for the tax years 2007 through 2009, the only period subject to examination. The Company believes that its income tax positons and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest as of or during the period for the tax years 2007, 2008 and 2009. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payment, accurals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2009	2008	2007
Expected income tax benefit at statutory rate (34%)	$(418)	$(280)	$(672)
State taxes, net of federal tax benefit.	(73)	(49)	(118)
Effect of change in valuation allowance	488	326	788
Non-deductible expenses	3	3	2
Total	$--	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2009	2008
Current assets:
Accrued expenses, non-tax deductible	$246	$371
Deferred revenue	97	139
Noncurrent assets:
Stock compensation expense	428	296
Loss carryforwards	94,501	93,217
Depreciation and amortization	3,595	4,356
	98,867	98,379

Less: valuation allowance	(98,867)	(98,379)

	$--	$--

At December 31, 2009, the Company had net operating loss carryforwards of approximately $236,255,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2010 and 2029. A substantial portion of these carryforwards are restricted to future taxable income of certain of the Company's subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2009 and 2008 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 7.   STOCKHOLDERS’ EQUITY

Common Stock:

In June 2009, the Company issued 85,789 shares of common stock for the conversion of debt of $22,000 to an investor who had a short term promissory note with the Company originally entered into in October 2008.

In April 2009, the Company issued 120,000 shares of common stock were issued to BluePhoenix Solutions due to a filing deadline penalty.

In April 2009, the Company issued 250,000 shares of common stock for the conversion of debt of $30,000 to an investor who had entered into a short term promissory note with the Company in April 2009.

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

Stock Grants:

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination.  The Company used the Black-Scholes method to value these shares and assumed a life of 10 years.  The Company recorded compensation expense of approximately $36,000 for fiscal 2009 and 2008.

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

Activity for stock options issued under these plans for the fiscal years ending December 31, 2009, 2008, and 2007 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2006	45,315	12.00-3,931.00	$120.61
Granted	2,756,173	0.51	$0.51
Forfeited	(270,413)	0.51-612.50	$12.21
Expired	(2,050)	1,473.00	$1,473.00
Balance at December 31, 2007	2,529,025	0.51-3,931.00	$1.35
Granted	475,000	0.10-0.25	$0.19
Forfeited	(292,146)	0.17-1,881.25	$0.74
Balance at December 31, 2008	2,711,879	0.10-3,931.25	$1.22
Granted	475,000	0.11-0.15	$0.12
Forfeited	(478,333)	0.11-1,881.25	$0.78
Balance at December 31, 2009	2,707,006	0.10-3,931.25	$1.10

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2009 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2008	1,023,692	0.10-0.51	$0.42
Granted	475,000	0.11-0.15	$0.12
Vested	1,043,689	0.11-0.51	$0.40
Forfeited	(116,669)	0.11-0.15	$0.12
Balance at December 31, 2009	338,334	0.10-0.25	$0.15

There were 475,000 options granted during 2009 and 2008, respectively, and 2,756,173 options granted during 2007. The weighted average grant date fair value of options issued during the years ended December 31, 2009, 2008 and 2007 was equal to $0.12, $0.19 and $0.51 per share, respectively. There were no option grants issued below fair market value during 2009, 2008 and 2007.

At December 31, 2009, 2008, and 2007, options to purchase 2,368,672, 1,688,187, and 888,634 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.10 to $3,931.25. The following table summarizes information about stock options outstanding at December 31, 2009:

EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE FOR OPTIONS OUTSTANDING	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$0.10-0.50	723,333	8.8	384,999	$0.18
0.51-0.51	1,959,093	7.6	1,959,093	0.51
0.52-393.12	23,150	3.4	23,150	42.40
393.13-786.25	1,340	1.2	1,340	531.84
786.26-3,931.25	90	0.6	90	1,895.83

	2,707,006	7.9	2,368,672	$1.24

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

The Series A-1 preferred stock is convertible at any time at the option of the holder into an initial conversion ratio of 1,000 shares of Common Stock for each share of Series A-1 preferred stock.  The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations.  The Series A-1 preferred stock is also convertible on an automatic basis in the event that (i) the Company closes on an additional $5,000,000 equity financing from strategic or institutional investors, or (ii) the Company has four consecutive quarters of positive cash flow as reflected on the Company’s financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and filed with the Commission.  The holders of Series A-1 preferred stock are entitled to receive equivalent dividends on an as-converted basis whenever the Company declares a dividend on its Common Stock, other than dividends payable in shares of Common Stock.  The holders of the Series A-1 preferred stock are entitled to a liquidation preference of $500 per share of Series A-1 preferred stock upon the liquidation of the Company.  The Series A-1 preferred stock is not redeemable.

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

In addition to the voting rights described above, the holders of a majority of the shares of Series A-1 preferred stock are entitled to appoint two observers to the Company’s Board of Directors who shall be entitled to receive all information received by members of the Board of Directors, and shall attend and participate without a vote at all meetings of the Company’s Board of Directors and any committees thereof.  At the option of a majority of the holders of Series A-1 preferred stock, such holders may elect to temporarily or permanently exchange their board observer rights for two seats on the Company’s Board of Directors, each having all voting and other rights attendant to any member of the Company’s Board of Directors. There are three current Board of Directrs that are holder of the Series A-1 preferred stock. As part of the Recapitalization, the right of the holders of Series A-1 preferred stock to elect a majority of the voting members of the Company’s Board of Directors shall be terminated.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model.  Warrants granted in 2009, 2007, 2006 and 2005 were valued using the following assumptions:

	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Expected Dividend	Fair Value of Common Stock	Number of Outstanding Warrants

Early Adopter Warrants	4	104%	4%	None	$1.50	201,115
Long Term Promissory Note Warrants	10	168%	5.25%	None	$0.18	188,285
Long Term Promissory Note Warrants	5	149%	2.85%	None	$0.20	250,000
Secured Promissory Note Warrants	5	149%	2.85%	None	$0.20	750,000

NOTE 8.   EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc 401(K) Plan.  Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary.  Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions.  The Company opted not to make any matching contributions for 2009, 2008, and 2007.

NOTE 9.   SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2009, three customers accounted for 50.9%, 28.9% and 12.7% of operating revenues and one of those customers accounted for 89% of accounts receivable at December 31, 2009.  In 2008, two customers accounted for 51.2% and 34.1% of operating revenues and represented 57.4%and 32.3% of accounts receivable at December 31, 2008.  In 2007, one customer accounted for 87.2% of operating revenues and represented 100% of accounts receivable at December 31, 2007.

NOTE 10.   FOREIGN CURRENCIES

The Company’s net foreign currency transaction losses/ (gains) were $3,000, $(6,000), and $15,000, for the years ended 2009, 2008, and 2007, respectively.

NOTE 11.   RELATED PARTY INFORMATION

In December 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 12% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $100,000.

In October 2009, the Company entered into two short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Notes bear interest at 12% per year and are unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $75,000.

In September 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $150,000.

In June 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 10% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $45,000.

In October 2007, the Company entered into a long-term promissory note with John L. (Launny) Steffens, the Chairman on the Board of Directors, as part of the restructuring of the Note payable to Bank Hapoalim.  The Note bears interest of 3% and matures in October 2009. The Company also granted in October 2007 Mr. Steffens 188,285 warrants to purchase common stock at $0.18 each. The Company used the Black Scholes method to value the warrants and recorded a stock compensation charge and additional paid-in capital in the amount of $34,230. In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above note to October 31, 2010.  At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $300,000.

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 6% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $40,000.

All these notes were converted into 4,733 shares of Series B Convertible Preferred Shares at $150 per share in January 2010 as part of the Company’s issuance of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  The total principal converted was $710,000.

BluePhoenix Solutions, formerly Liraz Systems Ltd., the Company’s former principal stockholder, guaranteed certain debt obligations of the Company. In November 2006, the Company and BluePhoenix Solutions agreed to extend the guaranty and with the approval of the lender, agreed to extend the maturity of the debt obligation until October 31, 2007. The Company issued 60,000 shares of common stock to BluePhoenix in exchange for this debt extension.  In October 2007, the Company agreed to restructure the note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance is due on December 31, 2011.  During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal. At December 31, 2009, the Company was indebted to BluePhoenix Solutions in the amount of $671,000.

NOTE 12.   LEASE COMMITMENTS AND EMPLOYMENT AGREEMENTS

The Company leases certain facilities and equipment under various operating leases.  Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 consisted of only one lease as follows (in thousands):

Lease Commitments

2010	$110
2011	1
$111

Rent expense for the years ended December 31, 2009, 2008, and 2007 was $97,000, $93,000, and $74,000, respectively.  As of December 31, 2009, 2008, and 2007, the Company had no sublease arrangements.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2010, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2010, we agreed to pay Mr. Castagno an annual base salary of $150,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary within in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

NOTE 13.   CONTINGENCIES

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

NOTE 14.   DISCONTINUED OPERATIONS

The Company had classified certain assets and liabilities as assets and liabilities of discontinued operations.  These assets and liabilities related to foreign subsidiaries of the Company for which there have been no operations for the past several years.  In addition, as part of the Company’s reorganization charge in 2001, the Company had established a tax reserve specifically for foreign operations.  The Company believes that the foreign assets and liabilities are worthless and there is no expectation of any tax exposure on these operations.  As such, as of December 31, 2009, the Company has written off $74,000 of foreign assets, $445,000 of foreign liabilities and $626,000 of related tax reserves as Gain on Discontinued Operations on the accompanying Statement of Operations.

NOTE 15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2009:
Net revenues	$769	$644	$546	$539
Gross margin	373	243	208	256
Net income/(loss)	(402)	(707)	(599)	430
Net income/(loss) per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	--

2008:
Net revenues	$470	$1,427	$578	$977
Gross margin	230	1,153	264	554

Net income/(loss)	(485)	430	(553)	(215)
Net income/(loss) per share – basic and diluted	$(0.01)	$0.01	$(0.01)	$(0.01)

NOTE 16.   SUBSEQUENT EVENTS

On January 15, 2010, the Company entered into an Asset Purchase Agreement with SOAdesk, LLC (“SOAdesk”) and Vertical Thought, Inc. (“VTI” and, together with SOAdesk, the “Sellers”), pursuant to which the Company acquired the Sellers’ “United Desktop” and “United Data Model” software programs, as well as substantially all of the other assets owned by the Sellers directly or indirectly used (or intended to be used) in or related to Sellers’ business of providing customer interaction consulting and technology services for organizations and contact centers throughout the world (the “Business”). The Company also assumed certain liabilities of the Sellers related to the Business, as described in the Asset Purchase Agreement.

The aggregate consideration payable by the Company to the Sellers consists of the following:

●	$300,000 paid in cash to the Sellers on the closing date;

●
an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5%,  and convertible into shares of the Company’s Series B Preferred Stock (the “Convertible Note”);

●	$525,000, payable in cash to SOAdesk on March 31, 2010;

●	an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

●	certain earn-out payments as described in the Asset Purchase Agreement.

On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010. Furthermore, the terms of the Asset Purchase Agreement were amended and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This new note, which carries an annual interest rate of 5%, is payable in shares of the Company’s Series B Preferred Stock and matures on June 30, 2010.

Simultaneously with the acquisition of the assets of SOAdesk LLC, the Company also closed an initial round of Series B round of Convertible Preferred Stock, of approximately $1.36 million.  The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1.36 million raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.