Form 10-K/A
period 2009-12-31
CICERO INC
filed 2010-04-09
CIK 945384

UNITED STATES SECURITIES
AND
EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to

Commission File Number:  000-26392

CICERO INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State of incorporation)	(I.R.S. Employer Identification No.)

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

CICERO INC.

Date: April 9, 2010	By:	/s/ John P. Broderick
Name John P. Broderick
Title Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Cicero Inc. and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholders' deficit, comprehensive loss and cash flows for the year then ended.   The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cicero Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Bala Cynwyd, Pennsylvania
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Cicero Inc. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders' deficit, comprehensive loss and cash flows for the years ended December 31, 2008 and 2007.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cicero Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
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