Form 10-Q
period 2010-03-31
CICERO INC
filed 2010-05-17
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to _______

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐ No ☐

47,098,185 shares of common stock, $.001 par value, were outstanding as of May 6, 2010.

Cicero Inc.

i

PART I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS.

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4	$12
Trade accounts receivable, net	192	225
Prepaid expenses and other current assets	356	342
Total current assets	552	582
Property and equipment, net	38	39
Intangible asset, net	1,956	--
Goodwill	2,832	--
Total assets	$5,378	$621
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt	$2,051	$1,886
Accounts payable	2,264	2,346
Accrued expenses:
Salaries, wages, and related items	1,178	1,151
Earn-out contingency	1,915	--
Other	1,609	1,500
Deferred revenue	1,215	243
Total current liabilities	10,232	7,126
Long-term debt	2,321	1,421
Earn-out contingency	495
Total liabilities	13,048	8,547
Stockholders' (deficit):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,543.6 shares issued and outstanding at March 31, 2010 and December 31, 2009 Series B - 9,067 shares issued and outstanding at March 31, 2010 No shares issued or outstanding at December 31, 2009	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at March 31, 2010 47,098,185 issued and outstanding at March 31, 2010 and December 31, 2009	47	47
Additional paid-in capital	231,834	230,464
Accumulated deficit	(239,551)	(238,437)
Stockholders' deficit	(7,670)	(7,926)
Total liabilities and stockholders' deficit	$5,378	$621

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Software	$149	$109
Maintenance	311	288
Services	23	372
Total operating revenue	483	769

Cost of revenue
Software	150	5
Maintenance	49	62
Services	218	329
Total cost of revenue	417	396

Gross margin	66	373

Operating expenses:
Sales and marketing	489	263
Research and product development	221	155
General and administrative	338	305
Total operating expenses	1,048	723
Loss from operations before other income/(expense)	(982)	(350)

Other income/(expense):
Interest expense	(109)	(62)
Other income	--	10

Net loss	$(1,091)	$(402)

Loss per share – basic and diluted	$(0.02)	$(0.01)

Average shares outstanding – basic and diluted	47,098	46,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net loss	$(1,091)	$(402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152	5
Stock compensation expense	10	119
Changes in assets and liabilities:
Trade accounts receivable	33	180
Assets and liabilities – discontinued operations	--	(11)
Prepaid expenses and other assets	(11)	(11)
Accounts payable and accrued expenses	31	(86)
Deferred revenue	972	704
Net cash provided by operating activities	96	498

Cash flows from investing activities:
Purchases of equipment	(4)	(4)
Acquisition of SOAdesk assets	(300)	--
Net cash used by investing activities	(304)	(4)

Cash flows from financing activities:
Issuance of series B convertible preferred stock	500	--
Borrowings under short and long-term debt	220	750
Repayments of short and long-term debt	(520)	(462)
Net cash provided by (used in) financing activities	200	(288)
Effect of exchange rate changes on cash	--	2
Net decrease in cash and cash equivalents	(8)	784
Cash and cash equivalents:
Beginning of period	12	63
End of period	$4	$847

Non-Cash Investing and Financing Activities:

During January 2010, the Company converted $860,000 of promissory notes into 5,733 shares of its Series B Convertible Preferred B stock.

During January 2010, the Company paid $300,000, entered into notes payable agreements of $2,225,000 and accrued $2,410,000 for an earn-out contingency to acquire substantially all the assets of SOAdesk LLC, which included $2,832,000 of Goodwill and $1,803,000 of software.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Net loss	$(1,091)	$(402)
Other comprehensive loss:
Foreign currency translation adjustment	--	2
Comprehensive loss	$(1,091)	$(400)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three months ended March 31, 2010 and 2009 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the SEC on April 9, 2010.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair statement of the interim results of operations.  All such adjustments are of a normal, recurring nature.

The year-end condensed balance sheet data was derived from audited financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All of the Company's subsidiaries are wholly owned for the periods presented.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $1,280,000 and $823,000 for the years ended December 31, 2009 and 2008, respectively, and has experienced negative cash flows from operations for each of the past three years.  For the three months ended March 31, 2010, the Company incurred losses of $1,091,000 and had a working capital deficiency of $9,680,000 as of March 31, 2010. However, the Company has acquired substantially all of the assets of SOAdesk LLC effective January 15, 2010 and launched its new products into the marketplace in late January 2010.  The Company now markets to a much larger business segment and has already seen rapid early adoption and acceptance of its new products.  To date, the Company has secured four new customers for its new products and extended its network of reseller partners and OEM partners.  The Company has also raised approximately $1,560,000 million, including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance, through its Series B Convertible Preferred stock offering.  Since March 31, 2010, the Company has raised an additional $200,000 as part of its Series B offering and received commitments for an additional $250,000.  The Company anticipates that it will raise additional funds in the next several months however, there can be no assurance the Company will be able to do so.  Management believes that it can manage certain operating expenses and working capital requirements if the Company does not perform as anticipated in order to meet our current cash requirements over the next 12 months.

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

The fair value and carrying amount of long-term debt were as follows:

	March 31, 2010	December 31, 2009
Fair Value	$2,080,115	$1,338,010
Carrying Value	2,321,000	1,421,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 37,500 options in the first three months of 2010 of which 12,500 vested immediately.  The Company recognized stock-based compensation expense of $1,000 for the three months ended March 31, 2010.  The Company also recognized stock-based compensation expense of $9,000 for the three months ended March 31, 2010 for the 549,360 restricted shares of stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of March 31, 2010 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. (formerly Level 8 Systems, Inc.) 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2010	2,707,006
Granted	37,500
Exercised	--
Forfeited	(335,959)
Outstanding on March 31, 2010	2,408,547

Weighted average exercise price of outstanding options	$0.90
Shares available for future grants on March 31, 2010	2,114,607

NOTE 2.   SOAdesk ACQUISITION

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

The aggregate consideration payable by the Company to the Sellers consists of the following:

●	$300,000 paid in cash to the Sellers on the closing date;

●	an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5%, and secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”);

●	$525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently extended as stated below);

●	an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

●	certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010. Furthermore, the terms of the Asset Purchase Agreement were amended and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This new note, which carries an annual interest rate of 5%, is secured by shares of the Company’s Series B Preferred Stock at the holder’s option and matures on June 30, 2010.

The Company is obligated to make additional payments of up to $2,410,000 million over a 18 month period based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the eighteen month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.

We account for contingent consideration payable to sellers of the acquired asset in accordance with the provisions of ASC Topic 805 “Business Combinations” to ensure that we account for any post combination payments made to sellers of acquired businesses as either additional purchase consideration or compensation based upon the (i) economic form of the transaction and (i) subsequent involvement (if any) of the sellers in the business on a post combined basis.

Consideration:
Cash paid	$300,000
Convertible notes payable	2,225,000
Earn-out contingency	2,410,000
Total Consideration	$4,935,000

Allocated to:
Software	$2,103,000
Goodwill	$2,832,000
$4,935,000

The following unaudited consolidated pro forma information gives effect to the acquisitions of substantially all the assets of SOAdesk LLC as if these transactions had occurred on January 1, 2009. The following pro-forma information as of March 31, 2010 and 2009, respectively, is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2009, nor are they indicative of results that may occur in any future periods. Results of operations of the acquired business are included in the condensed consolidated statement of operations from January 15, 2010, the date of acquisition.  (in thousands)

	2010	2009
Revenues	$483	$846
Loss from operations	(982)	(461)
Basic and diluted loss from operations per share	$0.02	$0.01
Weighted average shares outstanding – basic and diluted	47,098	46,642

Simultaneously with the acquisition of the assets of SOAdesk LLC, the Company also closed an initial round of Series B round of Convertible Preferred Stock, of approximately $1,360,000 million including $500,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance,.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1.36 million raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  Dividend accrued at March 31, 2010 amounted to $23,000.

NOTE 3.   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill in accordance ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes (i) the excess of the purchase price over the fair value of net assets acquired of $2,832,000 in connection with the SOAdesk LLC acquisition in Note 2.  The Codification requires that goodwill be tested for impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company reviewed for possible goodwill impairment by comparing the fair value of the reporting unit to the carrying value of their respective net asset. If the fair values exceed the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired.

Other intangible assets with finite lives are being amortized over their estimated useful lives of 3 years for software acquired from SOAdesk LLC. Amortization expense for the quarter ended March 31, 2010 was $147,000. At March 31, 2010, the estimated future amortization expense for each of the succeeding years is as follows: $526,000 for fiscal year 2010, $701,000 for fiscal year 2011 and 2012, and $28,000 for fiscal 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

NOTE 4.   SHORT TERM DEBT

Short-term debt, and notes payable to related party consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Note payable – Asset Purchase Agreement (a)	$1,225	$--
Note payable - related party (b)	9	719
Other notes payable (c)	817	1,167
	$2,051	$1,886

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5% and is convertible into shares of the Company’s Series B Preferred Stock.  The note was due on June 30, 2010 but was subsequently amended and its due date was extended to September 30, 2010 and is now secured by shares of the Company’s Series B Preferred Stock.  The note is convertible at $150 per share.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of the Series B Preferred capital raise through maturity of the note.  The note is convertible at holder’s option at any time or at maturity.

Also, as part of the Asset Purchase Agreement, the Company was to pay to the shareholders of SOAdesk LLC the sum of $525,000 on March 31, 2010.  In March 2010, the terms of the Asset Purchase Agreement were amended and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment due on March 31, 2010. This new note, which carries an annual interest rate of 5%, is secured by shares of the Company’s Series B Preferred Stock, at the holder’s option, and matures on June 30, 2010.  The note is convertible at $150 per share.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of the Series B Preferred capital raise through maturity of the note.  The note is convertible at holder’s option at any time or at maturity.

(b)
In October 2007, the Company entered into a long-term note in the amount of $300,000 with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim.  The note bears interest of 3% and was to mature in October 2009.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note until October 2010.  In April 2009, the Company awarded Mr. Steffens, in consideration for the extended maturity, 250,000 warrants to purchase the Company’s common stock at a price of $0.20 per share. These warrants expire in five years. The Company utilized the Black-Scholes formula to calculate the value of these warrants which amounted to $12,000 and were included in general and administrative expenses in 2009.  At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $300,000.

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

From time to time the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of March 31, 2010 and 2009, the Company was indebted to Anthony Pizi in the amount of $9,000.

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

NOTE 5.  LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Term loan (a)	$671	$671
Other long-term debt (b)	1,650	750
	$2,321	$1,421

(a)
In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (approximately 1.846% at March 31, 2010) maturing in December 2011. Interest is payable quarterly. During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal.

(b)
In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.  The Company has allocated the proceeds received from the Note and Warrant Offering to determine the fair value of the warrants issued and is amortizing such amount under the terms of the notes as additional interest expense in the amount of $50,349.  In February 2010, the Company reduced the principal indebtedness by $100,000.

In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due November 14, 2015.  The note is convertible into the Company’s common stock at $0.15 per share.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.

NOTE 6.   STOCKHOLDER’S EQUITY

In January 2010, the Company issued to certain accredited investors 9,067 shares of Series B Convertible Preferred Stock at $150 per share for a total of $1,360,000, including $500,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8%.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Additionally, the Series B stock provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The warrants expire in five years.  2,266,667 warrants were issued to these investors.

NOTE 7.   INCOME TAXES

The Company accounts for income taxes in accordance with FASB guidance now codified as ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first three months of fiscal year 2010 or 2009.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 8.   LOSS PER SHARE

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

The following table sets forth the potential shares that are not included in the diluted earnings/(loss) per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended March 31,
	2010	2009
Stock options	2,408	2,950
Warrants	3,656	1,140
Preferred stock, common share equivalent	10,611	1,544

Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options were included for the three months ended March 31, 2010 and 2009, respectively.  Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period.  Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common shares outstanding during the respective period. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.  The average price of Cicero common stock during the three months ending March 31, 2010 and March 31, 2009 was $0.11 and $0.13, respectively.

NOTE 9.   CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2010.

NOTE 10.   SUBSEQUENT EVENTS

In April 2010, the Company issued to certain accredited investor 1,333 shares of Series B Convertible Preferred Stock at $150 per share for a total of $200,000.  The Series B Convertible Preferred Stock bears an annual dividend of 8%.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Additionally, the Series B stock provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The warrants expire in five years.  333,333 warrants were issued to these investors.

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

●	We have a history of losses and expect that we will continue to experience losses through the second quarter of 2010;

●	We develop new and unproven technology and products;

●	We depend on an unproven strategy for ongoing revenue;

●	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

●
The so-called “penny stock rule” could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline;

●	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

●	Loss of key personnel associated with Cicero XM development could adversely affect our business;

●	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero XM;

●	Our ability to compete may be subject to factors outside our control;

●	The markets for our products are characterized by rapidly changing technologies, evolving industry standards, and frequent new product introductions;

●	We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects;

●	We may be unable to enforce or defend our ownership and use of proprietary and licensed technology;

●	Our business may be adversely impacted if we do not provide professional services to implement our solutions;

●	We have not paid any cash dividends on our common stock and it is likely that no cash dividends will be paid in the future; and

●	Provisions of our charter and bylaws could deter takeover attempts.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Total revenue	$483	$769
Total cost of revenue	417	396
Gross margin	66	373
Total operating expenses	1,048	723
Loss from operations	$(982)	$(350)

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2009.

Total Revenues.  Total revenues decreased $286,000, or 37.2%, from $769,000 to $483,000, for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009. The decrease is primarily due to a decrease in consulting revenue partially offset by an increase in license and maintenance revenue.

Total Cost of Revenue.  Total cost of revenue increased $21,000, or 5.3%, from $396,000 to $417,000, for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.  The increase is primarily attributable to the amortization of the acquired asset of SOAdesk partially offset by lower consulting expenses due to decreased headcount.

Total Gross Margin.  Gross margin was $66,000, or 13.7%, for the three months ended March 31, 2010 as compared to the gross margin of $373,000, or 48.5% for the three months ended March 31, 2009. The decrease in gross margin is due to the decrease of consulting revenue and increase of cost of software due to amortization expense of acquired asset of SOAdesk for the quarter ended March 31, 2010.

Total Operating Expenses.  Total operating expenses increased $325,000, or 45.0%, from $723,000 to $1,048,000 for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009.  The increase in total operating expenses is primarily attributable to increase headcount with the addition of employees in conjunction with the acquisition of assets from SOAdesk LLC.

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

Software Products.
Software Product Revenue.  The Company earned $149,000 in software product revenue for the three months ended March 31, 2010 as compared to $109,000 in software revenue for the three months ended March 31, 2009.

Software Product Gross Margins.  The gross margin (loss) on software products for the three months ended March 31, 2010 was (0.7%) compared with 95.4% for the three month ended March 31, 2009.  Cost of software reflects the accrual of royalties to a third party and the amortization of the acquired software from SOAdesk LLC offset by revenues.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended March 31, 2010 increased by approximately $23,000, or 8.0%, from $288,000 to $311,000 as compared to the three months ended March 31, 2009.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended March 31, 2010 was 84.2% compared with 78.5% for the three months ended March 31, 2009.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase of gross margin is due to the increase in maintenance revenue and decrease in stock option expense due to large grant of options from fiscal 2007 being fully expensed.

Services.
Services Revenue.  Services revenue decreased $349,000, or 93.8%, from $372,000 to $23,000 for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009. The decrease in services revenues is primarily attributable two significant consulting contracts that expired in 2009.

Services Gross Margin/(Loss).  Services gross margin (loss) was (847.8%) for the three months ended March 31, 2010 compared with gross margin of 11.6% for the three months ended March 31, 2009.  The decrease in gross margin was primarily attributable to the decrease in services revenue.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2010 increased by approximately $226,000, or 85.9%, from $263,000 to $489,000 as compared with the three months ended March 31, 2009.  The increase is primarily attributable to increase in advertising and trade shows related to the launch of the new products and an increase in headcount due to the acquisition of the asset of SOAdesk LLC.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $66,000, or 42.6%, from $155,000 to $221,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in costs for the quarter is primarily due to an increase in headcount due to the acquisition of the asset of SOAdesk partially offset by decreased stock option expense due to large grant of options from fiscal 2007 being fully amortized.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina.  General and administrative expenses for the three months ended March 31, 2010 increased by approximately $33,000, or 10.8%, from $305,000 to $338,000 over the same period in the prior year.  The increase is primarily attributable to expenses incurred in relation to the acquisition of assets of SOAdesk LLC partially offset by a decreased stock option expense due to large grant of options from fiscal 2007 being fully expensed.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded for the loss incurred in the first  quarter of 2010 or 2009. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $4,000 at March 31, 2010 from $12,000 at December 31, 2009.

The Company used $8,000 of cash for the three months ended March 31, 2010.

Net cash provided by Operating Activities.  Cash provided by operations for the three months ended March 31, 2010 was $96,000 compared with $498,000 for the three months ended March 31, 2009.  Cash provided by operations for the three months ended March 31, 2010 was primarily due to depreciation and amortization of $152,000, stock compensation of $10,000, a decrease in accounts receivable of $33,000, an increase in accounts payable and accrued expenses of $31,000 and an increase in deferred revenue from maintenance contracts of $972,000.  This was partially offset by the loss from operations of approximately $1,091,000 and an increase in prepaid expenses of $11,000.

Net cash used for Investing Activities. The Company bought $4,000 worth of equipment during the three months ended March 31, 2010.  Additionally, the Company acquired the assets of SOAdesk which included a $300,000 payment.

Net cash provided by (used in) Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $200,000 as compared with approximately $288,000 of net cash used by financing activities for the three months ended March 31, 2009.  Cash generated by financing activities for the three months ended March 31, 2010 was comprised primarily from the cash received from issuance of Preferred B Convertible Stock of $500,000 and short term borrowings of $220,000, offset by repayment of $520,000 of short and long term debt.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2010 with cash on hand from December 31, 2009, the revenue generated in the first three months of 2010 and the Preferred B Stock offering in January 2010.

In January 2010, the Company issued to certain accredited investors 9,067 shares of Series B Convertible Preferred Stock at $150 per share for a total of $1,360,000 including $500,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8%.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Additionally, the Series B stock provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  2,266,667 warrants were issued to these investors.  Of the $1,360,000  raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and conversion of debt.

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

From time to time the Company entered into promissory notes with Anthony Pizi, a director of the Company and its former Chief Information Officer.  As of March 31, 2010 the Company is indebted to Mr. Pizi in the amount of $9,000.  The notes bear interest at 12% per annum.

The Company has incurred losses of approximately $1,280,000 and $823,000 in the past two years and has experienced negative cash flows from operations for each of the past three years.  For the three months ended March 31, 2010, the Company incurred an additional loss of approximately $1,091,000 and has a working capital deficiency of approximately $9,680,000.  However, the Company has acquired substantially all of the assets of SOAdesk LLC effective January 15, 2010 and launched its new products into the marketplace in late January 2010.  The Company now markets to a much larger business segment and has already seen rapid early adoption and acceptance of its new products.  To date, the Company has secured four new customers for its new products and extended its network of reseller partners and OEM partners.  The Company has also raised approximately $1,560,000 million, including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance, through its Series B Convertible Preferred stock offering.  Since March 31, 2010, the Company has raised an additional $200,000 as part of its Series B offering and received commitments for an additional $250,000.  The Company anticipates that it will raise additional funds in the next several months however, there can be no assurance the Company will be able to do so.  Management believes that it can manage certain operating expenses  and working capital requirements if the Company does not perform as anticipated in order to meet our current cash requirements over the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

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
Date: May 17, 2010