Form 10-Q
period 2010-06-30
CICERO INC
filed 2010-08-11
CIK 945384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to  ____________

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

47,098,185 shares of common stock, $.001 par value, were outstanding as of July 31, 2010.

Cicero Inc.

PART 1.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$66	$12
Trade accounts receivable, net	126	225
Prepaid expenses and other current assets	297	345
Total current assets	489	582
Property and equipment, net	33	39
Intangible asset, net	1,781	--
Goodwill	2,832	--
Total assets	$5,135	$621
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt, net of debt discount of $70 at June 30, 2010	$1,981	$1,886
Accounts payable	2,295	2,346
Accrued expenses:
Salaries, wages, and related items	1,283	1,151
Earn-out contingency	1,915	--
Other	1,658	1,500
Deferred revenue	923	243
Total current liabilities	10,055	7,126
Long-term debt	2,321	1,421
Earn-out contingency	495	--
Total liabilities	12,871	8,547

Commitment and Contingencies Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,543.6 shares issued and outstanding at June 30, 2010 and December 31, 2009	--	--
Series B - 10,400 shares issued and outstanding at June 30, 2010 No shares issued or outstanding at December 31, 2009	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at June 30, 2010 47,098,185 issued and outstanding at June 30, 2010 and December 31, 2009	47	47
Additional paid-in capital	232,289	230,464
Accumulated deficit	(240,072)	(238,437)
Stockholders' deficit	(7,736)	(7,926)
Total liabilities and stockholders' deficit	$5,135	$621

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Software	$759	$25	$907	$134
Maintenance	361	325	672	614
Services	185	294	209	665
Total operating revenue	1,305	644	1,788	1,413

Cost of revenue
Software	178	3	328	9
Maintenance	49	53	98	115
Services	223	345	440	674
Total cost of revenue	450	401	866	798

Gross margin	855	243	922	615

Operating expenses:
Sales and marketing	603	360	1,092	624
Research and product development	209	163	430	318
General and administrative	336	348	673	652
Total operating expenses	1,148	871	2,195	1,594
Loss from operations	(293)	(628)	(1,273)	(979)

Other income/(expense):
Interest expense	(230)	(55)	(341)	(117)
Other income/(expense)	100	(24)	100	(14)

Net loss	$(423)	$(707)	$(1,514)	$(1,110)
Deemed dividend on preferred stock	67	--	67	--
Net loss applicable to common stockholders	$(490)	$(707)	$(1,581)	$(1,110)
Loss per share applicable to common stockholders – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding – basic and diluted	47,098	47,035	47,098	46,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities:
Net loss	$(1,514)	$(1,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	10
Stock compensation expense	23	242
Amortization of debt discount	105	--
Stock issuance	--	16
Changes in assets and liabilities:
Trade accounts receivable	99	444
Assets and liabilities – discontinued operations	--	5
Prepaid expenses and other assets	48	(37)
Accounts payable and accrued expenses	185	(65)
Deferred revenue	680	372
Net cash used in operating activities	(42)	(123)

Cash flows from investing activities:
Purchases of equipment	(4)	(7)
Acquisition of SOAdesk assets	(300)	--
Net cash used in investing activities	(304)	(7)

Cash flows from financing activities:
Issuance of series B convertible preferred stock	700	--
Borrowings under short and long-term debt	360	880
Repayments of short and long-term debt	(660)	(702)
Net cash provided by financing activities	400	178
Effect of exchange rate changes on cash	--	(5)
Net increase in cash and cash equivalents	54	43
Cash and cash equivalents:
Beginning of period	12	63
End of period	$66	$106

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

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(423)	$(707)	$(1,514)	$(1,110)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	--	(7)	--	(5)
Comprehensive loss	$(423)	$(714)	$(1,514)	$(1,115)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and six months ended June 30, 2010 and 2009 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the SEC on April 9, 2010.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $1,280,000 and $823,000 for the years ended December 31, 2009 and 2008, respectively, and has experienced negative cash flows from operations for each of the past three years.  For the three and six months ended June 30, 2010, the Company incurred losses of $423,000 and $1,514,000, respectively, and had a working capital deficiency of $9,566,000 as of June 30, 2010. However, the Company has acquired substantially all of the assets of SOAdesk LLC effective January 15, 2010 and launched its new products into the marketplace in late January 2010.  The Company now markets to a much larger business segment and has already seen rapid early adoption and acceptance of its new products.  To date, the Company has secured four new customers for its new products and extended its network of reseller partners and OEM partners.  During first quarter 2010, the Company also closed an initial round of Series B Convertible Preferred Stock, of approximately $1,360,000 including $500,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  In the second quarter of 2010, the Company had raised an additional $200,000 in cash as part of its Series B Convertible Preferred Stock offering and received commitments for an additional $250,000.  The Company anticipates that it will raise additional funds in the next several months however, there can be no assurance the Company will be able to do so.  Management believes that it can manage certain operating expenses and working capital requirements if the Company does not perform as anticipated in order to meet our current cash requirements over the next 12 months.

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

The fair value and carrying amount of long-term debt were as follows:

	June 30, 2010	December 31, 2009
Fair Value	$2,081,976	$1,338,010
Carrying Value	2,321,000	1,421,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 37,500 options in the first six months of 2010, of which 12,500 vested immediately.  The Company recognized stock-based compensation expense of $4,000 and $5,000, respectively, for the three and six months ended June 30, 2010.  The Company also recognized stock-based compensation expense of $9,000 and $18,000, respectively, for the three and six months ended June 30, 2010, for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of June 30, 2010 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2010	2,707,006
Granted	37,500
Exercised	--
Forfeited	(435,959)
Outstanding on June 30, 2010	2,308,547

Weighted average exercise price of outstanding options	$0.93
Shares available for future grants on June 30, 2010	2,214,607

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

● an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and a maturity date of March 31, 2010.  On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”);

● $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a new convertible promissory note as stated below);

● an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

● certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This new note, which carries an annual interest rate of 5%, is convertible into shares of the Company’s Series B Preferred Stock (Note 4) at the holder’s option and matured on June 30, 2010.  The Company paid principal in the amount of $100, 000 in April 2010.  The total outstanding debt as of June 30, 2010 is $425,000.  On June 30, 2010, the new convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized is $175,000 and the Company has reduced the Note by that amount and increased Additional Paid in Capital by the same amount. As of June 30, 2010, the company has amortized $105,000 in the statement of operations.

The Company is obligated to make additional payments of up to $2,410,000 million over an 18 month period dated January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the eighteen month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  Through June 30, 2010, the minimum earn out targets have not been met.  The Company believes that the targeted earn out of $2,410,000 will be achieved.

We account for contingent consideration payable to sellers of the acquired asset in accordance with the provisions of ASC Topic 805 “Business Combinations” to ensure that we account for any post combination payments made to sellers of acquired businesses as either additional purchase consideration or compensation based upon the (i) economic form of the transaction and (ii) subsequent involvement (if any) of the sellers in the business on a post combined basis.  The following information was determined by an independent appraiser.

Consideration:
Cash paid	$300,000
Convertible notes payable	2,225,000
Earn-out contingency	2,410,000
Total Consideration	$4,935,000
Allocated to:
Software	$2,103,000
Goodwill ($94,000 is expected to be deductible for tax purposes through June 30, 2010)	$2,832,000
$4,935,000

The following unaudited consolidated pro forma information gives effect to the acquisitions of substantially all the assets of SOAdesk LLC as if these transactions had occurred on January 1, 2009. The following pro-forma information as of June 30, 2010 and 2009, respectively, is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed on January 1, 2009, nor are they indicative of results that may occur in any future periods. Results of operations of the acquired business are included in the condensed consolidated statement of operations from January 15, 2010, the date of acquisition. (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$1,305	$721	$1,788	$1,567
Loss from operations	(293)	(739)	(1,273)	(1,202)
Basic and diluted loss from operations per share	$0.01	$0.02	$0.03	$0.03
Weighted average shares outstanding – basic and diluted	47,098	47,035	47,098	46,839

Simultaneously with the acquisition of the assets of SOAdesk LLC, the Company also closed an initial round of Series B Convertible Preferred Stock, of approximately $1,560,000 including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1.56 million raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  Dividends accrued at June 30, 2010 amounted to $54,000.

NOTE 3.   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill in accordance ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired of $2,832,000 in connection with the SOAdesk LLC acquisition in Note 2.  The Codification requires that goodwill be tested for impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company will review for possible goodwill impairment by comparing the fair value of the reporting unit to the carrying value of their respective net asset. If the fair value exceeds the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired.

Other intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense for the three and six months ended June 30, 2010 was $175,000 and $322,000, respectively, resulting in net intangible asset of $1,781,000 at June 30, 2010. At June 30, 2010, the estimated future amortization expense for each of the succeeding years is as follows: $526,000 for fiscal year 2010, $701,000 for fiscal years 2011 and 2012, and $28,000 for fiscal year 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

NOTE 4.   SHORT TERM DEBT

Short-term debt, and notes payable to related party consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Note payable – Asset Purchase Agreement (a)	$1,055	$--
Note payable - related party (b)	134	719
Other notes payable (c)	792	1,167
	$1,981	$1,886

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5% and is convertible into shares of the Company’s Series B Preferred Stock.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and to securitize with shares of the Company’s Series B Preferred Stock.  The note is convertible into shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of the Series B Preferred capital raise through maturity of the note.  The note is convertible at the holder’s option at any time or at maturity.

Also, as part of the Asset Purchase Agreement, the Company was to pay to the shareholders of SOAdesk LLC the sum of $525,000 on March 31, 2010.  In March 2010, the terms of the Asset Purchase Agreement were amended and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment due on March 31, 2010.  This new note, which carries an annual interest rate of 5%, is secured by shares of the Company’s Series B Preferred Stock, at the holder’s option.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010.  The note is convertible into shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of the Series B Preferred capital raise through maturity of the note.  The note is convertible into Series B Preferred Stock at the holder’s option at any time or at maturity. In April 2010, the Company paid $100,000 against the principal resulting in the amount due of $425,000 at June 30, 2010.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized is $175,000 and the Company has reduced the Note by that amount and increased Additional Paid in Capital by the same amount. As of June 30, 2010, the company has amortized $105,000 in the statement of operations.

(b)
In October 2007, the Company entered into a long-term note in the amount of $300,000 with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim.  The note bore interest of 3% and was to mature in October 2009.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note until October 2010.  In April 2009, the Company awarded Mr. Steffens, in consideration for the extended maturity, 250,000 warrants to purchase the Company’s common stock at a price of $0.20 per share. These warrants expire in five years. The Company utilized the Black-Scholes formula to calculate the value of these warrants which amounted to $12,000 and were included in general and administrative expenses in 2009.  At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $300,000.

In December 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bore interest at 12% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $100,000.

In October 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bore interest at 12% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $75,000.

In September 2009, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bore interest at 10% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $150,000.

In June 2008, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bore interest at 10% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $45,000.

In November 2007, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bore interest at 6% per year and is unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $40,000.

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

In April 2010, the Company entered into a short term note payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Note bears interest at 12% per year and is unsecured. At June 30, 2010, the Company was indebted to Mr. Steffens in the amount of $125,000.

From time to time the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of June 30, 2010 and December 31, 2009, the Company was indebted to Anthony Pizi in the amount of $9,000.

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

NOTE 5.     LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Term loan (a)	$671	$671
Other long-term debt (b)	1,650	750
	$2,321	$1,421

(a)
In October 2007, the Company, in conjunction with Blue Phoenix Solutions, retired the note payable to Bank Hapoalim and entered into a new note with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (approximately 2.016% at June 30, 2010) maturing in December 2011. Interest is payable quarterly. During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal.

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

In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due November 14, 2015.  The note is convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.

NOTE 6.   STOCKHOLDER’S EQUITY

In April 2010, the Company issued to a certain accredited investor 1,333 shares of Series B Convertible Preferred Stock at $150 per share for a total of $200,000.  The Series B Convertible Preferred Stock bears an annual dividend of 8%.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Additionally, the Series B stock provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The warrants expire in five years.  333,333 warrants were issued to the investor.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has allocated the proceeds received from the Convertible Series B Preferred Stock and Warrant Offering to determine the fair value of the warrants issued. Using Black-Scholes, the Company has determined that the fair value of the warrants issued is $54,455 and the beneficial conversion amount is $66,667. Since this beneficial conversion feature is immediately convertible upon issuance, the Company has fully amortized this beneficial conversion feature in the Statement of Operations for the quarter ended June 30, 2010.

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

NOTE 7.   INCOME TAXES

The Company accounts for income taxes in accordance with FASB guidance now codified as ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded for the net loss for the first six months of fiscal year 2010 or 2009.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following table sets forth the potential shares that are not included in the diluted loss per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	2,308	2,907	2,308	2,924
Warrants	3,989	1,139	3,989	1,139
Preferred stock, common share equivalent	11,944	1,544	11,944	1,544

Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options were included for the three and six months ended June 30, 2010 and 2009, respectively.  Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.  The average price of Cicero common stock during the three months ending June 30, 2010 and June 30, 2009 was $0.15 and $0.15, respectively.  The average price of Cicero common stock during the six months ending June 30, 2010 and June 30, 2009 was $0.13 and $0.14, respectively.

NOTE 9.   CONTINGENCIES

Various lawsuits and claims have been brought against us in the normal course of our business.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of June 30, 2010.

NOTE 10.   SUBSEQUENT EVENTS

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

●	We have a history of losses and expect that we will continue to experience losses through the third quarter of 2010;

●	We develop new and unproven technology and products;

●	We depend on an unproven strategy for ongoing revenue;

●	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

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

The Company's results of operations include the operations of the Company.

RESULTS OF OPERATIONS

The table below presents information for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenue	$1,305	$644	$1,788	$1,413
Total cost of revenue	450	401	866	798
Gross margin	855	243	922	615
Total operating expenses	1,148	871	2,195	1,594
Loss from operations	$(293)	$(628)	$(1,273)	$(979)

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2009.

Total Revenues.  Total revenues increased $661,000, or 102.6%, from $644,000 to $1,305,000, for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009. The increase is primarily due to an increase in software and maintenance revenue partially offset by a decrease in consulting revenue.

Total Cost of Revenue.  Total cost of revenue increased $49,000, or 12.2%, from $401,000 to $450,000, for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.  The increase is primarily attributable to the amortization of acquired assets of SOAdesk partially offset by lower consulting expenses due to decreased headcount.

Total Gross Margin.  Gross margin was $855,000, or 65.5%, for the three months ended June 30, 2010 as compared to the gross margin of $243,000, or 37.7% for the three months ended June 30, 2009. The increase in gross margin is due to the increase in software and maintenance revenue partially offset by the increase of cost of software due to amortization expense of acquired asset of SOAdesk for the quarter ended June 30, 2010.

Total Operating Expenses.  Total operating expenses increased $277,000, or 31.8%, from $871,000 to $1,148,000 for the three months ended June 30, 2010, as compared with the three months ended June 30, 2009.  The increase in total operating expenses is primarily attributable to increase headcount with the addition of employees in conjunction with the acquisition of assets from SOAdesk LLC and increase in sales commissions due to the increase in revenue.

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

Software Products.
Software Product Revenue.  The Company earned $759,000 in software product revenue for the three months ended June 30, 2010 as compared to $25,000 in software revenue for the three months ended June 30, 2009.

Software Product Gross Margins.  The gross margin on software products for the three months ended June 30, 2010 was 76.5% compared with 88.0% for the three month ended June 30, 2009.  The decrease in gross margin is primarily due to an increase in the amortization of the acquired software from SOAdesk LLC partially offset by the increase in revenues.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended June 30, 2010 increased by approximately $36,000, or 11.1%, from $325,000 to $361,000 as compared to the three months ended June 30, 2009.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended June 30, 2010 was 86.4% compared with 83.7% for the three months ended June 30, 2009.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase of gross margin is due to the increase in maintenance revenue and decrease in stock option expense due to large grant of options from fiscal 2007 being fully expensed.

Services.
Services Revenue.  Services revenue decreased $109,000, or 37.1%, from $294,000 to $185,000 for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009. The decrease in services revenues is primarily attributable to two significant consulting contracts that expired in 2009.

Services Gross Margin Loss.  Services gross margin loss was 20.5% for the three months ended June 30, 2010 compared with gross margin loss of 17.3% for the three months ended June 30, 2009.  The decrease in gross margin was primarily attributable to the decrease in services revenue.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2010 increased by approximately $243,000, or 67.5%, from $360,000 to $603,000 as compared with the three months ended June 30, 2009.  The increase is primarily attributable to increase in sales commissions due to an increase in revenue, advertising and trade shows related to the launch of the new products and an increase in headcount due to the acquisition of the asset of SOAdesk LLC.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $46,000, or 28.2%, from $163,000 to $209,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase in costs for the quarter is primarily due to an increase in headcount due to the acquisition of the asset of SOAdesk partially offset by decreased stock option expense due to large grant of options from fiscal 2007 being fully amortized.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. Our office is located in Cary, North Carolina.  General and administrative expenses for the three months ended June 30, 2010 decreased by approximately $12,000, or 3.4%, from $348,000 to $336,000 over the same period in the prior year.  The decrease is primarily attributable to a decrease in stock option expense due to large grant of options from fiscal 2007 being fully expensed partially offset by an increase in expenses incurred in relation to the acquisition of assets of SOAdesk LLC.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded for the loss incurred in the second quarter of 2010 or 2009. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2009.

Total Revenues.  Total revenues increased $375,000, or 26.5%, from $1,413,000 to $1,788,000, for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009. This increase is primarily due to an increase in software license and maintenance revenue for the first six months of 2010 partially offset by a decrease in consulting services revenue for the same period.

Total Cost of Revenue.  Total cost of revenue increased $68,000, or 8.5%, from $798,000 to $866,000, for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.  The increase is primarily attributable to the amortization of the acquired asset of SOAdesk partially offset by lower consulting services expenses due to decreased headcount.

Total Gross Margin.  Gross margin was $922,000, or 51.6%, for the six months ended June 30, 2010 as compared to the gross margin of $615,000, or 43.5%, for the six months ended June 30, 2009. The increase in gross margin is due to the increase in software and maintenance revenue partially offset by the increase of cost of software due to amortization expense of acquired asset of SOAdesk for the six months ended June 30, 2010.

Total Operating Expenses.  Total operating expenses increased $601,000, or 37.7%, from $1,594,000 to $2,195,000 for the six months ended June 30, 2010, as compared with the six months ended June 30, 2009.  The increase in total operating expenses is primarily attributable to additional sales and marketing costs due to increase headcount with the addition of employees in conjunction with the acquisition of assets from SOAdesk LLC, increase in sales commissions due to the increase in revenue and additional advertising and trade shows related to the launch of the new products.

Software Products.

Software Product Revenue.  The Company earned $907,000 in software product revenue for the six months ended June 30, 2010 as compared to $134,000 software revenue in the six months ended June 30, 2009.  The increase is due to additional sales generated as a result of the new software.

Software Product Gross Margins.  The gross margin on software products for the six months ended June 30, 2010 was 63.8% as compared to 93.3% for the six months ended June 30, 2009.  The decrease is primarily due to the amortization of the acquired software from SOAdesk LLC in 2010 partially offset by the higher revenue.

Maintenance.

Maintenance Revenue.  Maintenance revenue for the six months ended June 30, 2010 increased by approximately $58,000, or 9.4%, from $614,000 to $672,000 as compared to the six months ended June 30, 2009.  The increase in maintenance revenue is primarily due to the increase in renewal rates.

Maintenance Gross Margin.  Gross margin on maintenance products for the six months ended June 30, 2010 was 85.4% compared with 81.3% for the six months ended June 30, 2009.  The increase of gross margin is due to the increase in maintenance revenue.

Services.

Services Revenue.  Services revenue decreased $456,000, or 68.6%, from $665,000 to $209,000 for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009. The decrease in services revenues is primarily attributable two significant consulting contracts that expired in 2009.

Services Gross Margin Loss.  Services gross margin loss was 110.5% for the six months ended June 30, 2010 compared with gross margin loss of 1.4% for the six months ended June 30, 2009.  The decrease in gross margin was primarily attributable to the decrease in services revenue partially offset by a decrease in headcount.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2010 increased by approximately $468,000, or 75.0%, from $624,000 to $1,092,000 as compared with the six months ended June 30, 2009.  The increase is primarily attributable an increase in headcount due to the acquisition of the assets of SOAdesk LLC, commissions, and greater advertising and trade show participation with the launch of the new products.

Research and Development.  Research and product development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased by approximately $112,000, or 35.2%, from $318,000 to $430,000 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase is primarily due to increase headcount due to the acquisitions of the assets of SOAdesk LLC.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the six months ended June 30, 2010 increased by approximately $21,000, or 3.2%, from $652,000 to $673,000 over the same period in the prior year.  The increase is primarily attributable to the increase in headcount due to the acquisition of the assets of SOAdesk LLC partially offset by decreased stock option expense due to large grant of options from fiscal 2007 being fully amortized.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the loss incurred for the six months ended June 30, 2010 or June 30, 2009. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $66,000 at June 30, 2010 from $12,000 at December 31, 2009.

The Company generated $54,000 of cash for the six months ended June 30, 2010.

Net cash used in Operating Activities.  Cash used in operations for the six months ended June 30, 2010 was $42,000 compared with $123,000 for the six months ended June 30, 2009.  Cash used in operations for the six months ended June 30, 2010 was primarily due to the loss from operations partially offset by depreciation and amortization of $332,000, stock compensation of $23,000, amortization of debt discount of $105,000, a decrease in accounts receivable of $99,000, a decrease in prepaid expenses of $48,000, an increase in accounts payable and accrued expenses of $185,000 and an increase in deferred revenue from maintenance contracts of $680,000.

Net cash used in Investing Activities. The Company bought $4,000 worth of equipment during the six months ended June 30, 2010.  Additionally, the Company acquired the assets of SOAdesk which included a $300,000 cash payment.

Net cash provided by Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $400,000 as compared with approximately $178,000 for the six months ended June 30, 2009.  Cash generated by financing activities for the six months ended June 30, 2010 was comprised primarily from the cash received from issuance of Preferred B Convertible Stock of $700,000 and short term borrowings of $360,000, offset by repayment of $660,000 of short and long term debt.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2010 with cash on hand from December 31, 2009, the revenue generated in the first six months of 2010 and the Preferred B Stock offering in January and April 2010.

In April 2010, the Company issued to a certain accredited investor 1,333 shares of Series B Convertible Preferred Stock at $150 per share for a total of $200,000.  The Series B Convertible Preferred Stock bears an annual dividend of 8%.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  As part of the Series B stock offering, the Company also issued warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The warrants expire in five years.  333,333 warrants were issued to this investor.

In January 2010, the Company issued to certain accredited investors 9,067 shares of Series B Convertible Preferred Stock at $150 per share for a total of $1,360,000 including $500,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8%.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  As part of the Series B stock offering, the Company also issued warrants to purchase common stock of the Company at a strike price of $0.25 per share.  2,266,667 warrants were issued to these investors.  Of the $1,360,000 in Series B Convertible Preferred Stock issued, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of $200,000 in cash and $710,000 in the conversion of debt.

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and was scheduled to mature on January 31, 2012. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.  In February 2010, the Company made a principal payment of $100,000.

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

The Company has incurred losses of approximately $1,280,000 and $823,000 in the past two years and has experienced negative cash flows from operations for each of the past three years.  For the six months ended June 30, 2010, the Company incurred an additional loss of approximately $1,514,000 and has a working capital deficiency of approximately $9,566,000.  However, the Company has acquired substantially all of the assets of SOAdesk LLC effective January 15, 2010 and launched its new products into the marketplace in late January 2010.  The Company now markets to a much larger business segment and has already seen rapid early adoption and acceptance of its new products.  To date, the Company has secured four new customers for its new products and extended its network of reseller partners and OEM partners.  The Company also closed an initial round of Series B Convertible Preferred Stock, of approximately $1,560,000 including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Company anticipates that it will raise additional funds in the next several months however, there can be no assurance the Company will be able to do so.  Management believes that it can manage certain operating expenses and working capital requirements if the Company does not perform as anticipated in order to meet our current cash requirements over the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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
John P. Broderick
Chief Executive Officer and Chief Financial Officer Date: August 11, 2010