Form 10-K
period 2010-12-31
CICERO INC
filed 2011-03-31
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to_______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a shell company.  Yes☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”,“large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                       Accelerated filer ☐                                    Non - accelerated filer ☐                          Smaller reporting company ☑

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $6,122,764 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 47,098,185 shares of Common Stock outstanding as of March 20, 2011.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

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

Some of the companies that have implemented or are implementing the Company’s software solutions include Merrill Lynch, & Co., Inc., Nationwide Financial Services, Affiliated Computer Systems, and Deutsche Bank AG. We have also sold our products to intelligence, security, law enforcement and other government users.

Cicero Inc. was incorporated in New York in 1988 as Level 8 Systems, Inc. and re-incorporated in Delaware in 1999. Our principal executive offices are located at 8000 Regency Parkway, Suite 542, Cary, NC 27518 and our telephone number is (919) 380-5000. Our web site is www.ciceroinc.com.

Products

The Company has five products, Cicero Integrator, Cicero XM Integrator, Cicero XM Discovery, Cicero XM Desktop, and Cicero XM Enterprise, and a configuration toolkit called Cicero XM Studio that is licensed with each Cicero XM product:

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

Cicero XM Discovery – Cicero XM Discovery is a lightweight and configurable tool to capture and record a variety of desktop activities either locally or in a central data store.

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

●
Business Process Outsourcers - use our software solution in contact centers to provide real time integration among existing back-office systems, eliminate redundant data entry, shorten call times, provide real-time data access and enhance customer service and service levels.

●
A financial institution - uses our software solution to provide real-time integration among market data, customer account information, existing back-office systems and other legacy applications, eliminate redundant data entry, provide real-time data access and processing, and enhance customer service and service levels.

●	An insurance company - uses our software solution to integrate their customer information systems with over thirty software applications including a CRM application.

●	A law enforcement organization - uses our software solution to streamline and automate support for arrests and investigations while merging federal, state and local systems within a unified process.

Other customers are systems integrators, which use our software to develop integration solutions for their customers.

Procore Solutions, Merrill Lynch/Bank of America and OpenConnect Systems each accounted for more than ten percent (10%) of our operating revenues in 2010.  Affiliated Computer Services Inc., Merrill Lynch and Deutsche Bank each accounted for more than ten percent (10%) of our operating revenues in 2009.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into strategic partnerships with the following resellers, for integrated business solutions: Affiliated Computer Services, Inc., Tata Consultancy Services, MphasiS, BluePhoenix Solutions, and Piercetech.  In addition, we have entered into strategic partnerships with Voice Print International, Empower, Exadel, VGDNA, Pilar Services, Inc. A-CCI, Anchor Systems, Andrew Reise Consulting, Applied Business Technologies, Blue-Beacon Consulting, Vitec, Vortalsoft, and WFM Logic.  These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

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

Research and Product Development

We incurred research and development expense of approximately $876,000 and $540,000 in 2010 and 2009, respectively.

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

Competition

The markets in which we compete are highly competitive and subject to rapid change. These markets are highly fragmented and served by numerous firms. We believe that the competitive factors affecting the markets for our products and services include:

●	Product functionality and features;

●	Availability and quality of support services;

●	Ease of product implementation;

●	Price;

●	Product reputation; and

●	Our financial stability.

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

●
Portal software offers the ability to aggregate information at a single point, but not the ability to integrate transactions from a myriad of information systems on the desktop.  Plumtree is a representative company in the market.

●
Middleware software provides integration of applications through messages and data exchange implemented typically in the middle tier of the application architecture.  This approach requires modification of the application source code and substantial infrastructure investments and operational expense.  Reuters, TIBCO and IBM MQSeries are competitors in the middleware market.

●
CRM software offers application tools that allow developers to build product specific interfaces and custom applications.  This approach is not designed to be product neutral and is often dependent on deep integration with our technology.  Siebel is a representative product in the CRM software category.

●
Recently, there have been several companies that offer capabilities similar to our software in that these companies advertise that they integrate applications without modifying the underlying code for those applications. OpenSpan is one company who advertises that they can non-invasively integrate at the point of contact or on the desktop.

Other competitors include Above All Software, Attachmate Corporation, Seagull Software Ltd. and Oracle. Our product competes directly with other contact center solutions offered by OpenSpan, Jacada, Sword CiBoodle, and Cincom. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

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

Employees

As of December 31, 2010, we employed 31 full time employees.  Our employees are not represented by a union or a collective bargaining agreement.

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

ITEM 1A.   RISK FACTORS

We have a history of losses and expect that we will continue to experience losses at least through the second quarter of 2011.

We experienced operating losses and net losses for each of the years from 2000 through 2010. We incurred a net loss of $1.3 million for 2009, and $0.5 million for 2010.  As of December 31, 2010, we had a working capital deficit of $6.5 million and an accumulated deficit of $239 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.

Therefore, due to these and other factors, we expect that we will continue to experience net losses through the second quarter of 2011. We have not generated sufficient revenues to pay for all of our operating costs or other expenses and have relied on financing transactions over the last several fiscal years to pay our operating costs and other expenses.  We do not have sufficient cash on hand to cover our operating requirements through the calendar year end of December 31, 2011 and there can be no assurance that if we are unable to generate sufficient revenue from operations that we will be able to continue to access the capital markets to fund our operations, or that if we are able to do so that it will be on satisfactory terms, especially in light of the current economic crisis.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 31, 2011 on our consolidated financial statement for the year ended December 31, 2010 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our recurring losses, accumulated deficit, and working capital deficit position.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding until we can increase our sales to the level required to fund our on-going operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome from the uncertainty.

We depend on an unproven strategy for ongoing revenue.

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2010, the Company had a working capital deficiency of approximately $6,526,000. While the Company has repositioned itself and added additional technical award winning products and solutions and demonstrated  increase in  acceptance in the marketplace, the Company will need to attract more accounts in the near future. The Company’s success to date has been  where it has been able to establish solutions specific to certain industry verticals such as financial services, contact centers and healthcare.

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

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board.  Trading of our common stock on the OTCBB may be subject to certain provisions of the Securities Exchange Act of 1934, as amended, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

●	make a special suitability determination for purchasers of our shares;

●	receive the purchaser's written consent to the transaction prior to the purchase; and

●	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.   PROPERTIES

Our corporate headquarters and United States operations group and administrative functions are based in offices of approximately 5,038 square feet in our Cary, North Carolina office pursuant to a lease which expired in 2010.  The Company entered into an amendment with its landlord and renewed its lease through 2014.  We also believe that our present facilities are suitable for continuing our existing and planned operations.

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.  [RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007 we formally changed our name to Cicero Inc. and now trade under the ticker CICN.  The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2010 and 2009.

	2010		2009
Quarter	High	Low	High	Low
First	$0.20	$0.08	$0.23	$0.08
Second	$0.20	$0.12	$0.25	$0.13
Third	$0.13	$0.08	$0.19	$0.12
Fourth	$0.08	$0.05	$0.15	$0.09

The closing price of the common stock on March 20, 2011 was $0.07 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We anticipate that all of our earnings will be retained for the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.   As of March 20, 2011, we had 202 registered stockholders of record.

Recent Sales of Unregistered Securities

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2010, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan, the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	3,503,157	$0.60	1,019,857
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

Results of Operations

The following table sets forth, for the years indicated, the Company's results of continuing operations expressed as a percentage of revenue and presents information for the three categories of revenue.  The results listed for 2009 do not include the full software suite of Cicero XM since the acquisition of the SOAdesk LLC assets did not occur until January 2010.  The results for 2009 only include the Cicero Integrator software from the Cicero XM suite.

	Years Ended December 31,
	2010	2009
Revenue:
Software	36.5%	17.3%
Maintenance	48.0%	47.3%
Services	15.5%	35.4%
Total	100.0%	100.0%

Cost of revenue:
Software	22.6%	0.8%
Maintenance	4.9%	8.7%
Services	30.6%	47.3%
Total	58.1%	56.8%

Gross margin	41.9%	43.2%

Operating expenses:
Sales and marketing	66.5%	48.2%
Research and product development	29.4%	21.6%
General and administrative	42.3%	52.4%
Total	138.2%	122.2%

Loss from continuing operations	(96.3)%	(79.0)%
Other income/(expense), net	80.9%	(12.2)%
Net loss from continuing operations	(15.4)%	(91.2)%

The following table sets forth data for total revenue for continuing operations by geographic origin as a percentage of total revenue for the periods indicated:

	2010	2009
United States	100%	100%

 Years Ended December 31, 2010 and 2009

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

The Company's revenues vary from quarter to quarter, due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of the Company’s sales force.  The Company does not have any material backlog of unfilled software orders and product revenue in any period and is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from period to period. Fluctuations in operating results may result in volatility of the price of the Company's common stock.

Total revenues increased 19.1% from $2,498,000 in 2009 to $2,976,000 in 2010.  Revenues decreased 27.6% from $3,452,000 in 2008 to $2,498,000 in 2009.  The increase in revenues is due to increase in software sales and maintenance revenues due to the introduction of an expanded product line  of our software.  The decrease in revenues in 2009 is primarily attributable to a decrease in software sales partially offset by an increase in maintenance revenue due to a tiered increase in an existing maintenance agreement and renewals of maintenance agreements.  Gross profit margin was 42% and 43% for 2010 and  2009, respectively.

Software Products. Software products revenue increased 152% in 2010 from $431,000 in 2009 to $1,086,000 in 2010.  Software product revenue decreased from $1,467,000 in 2008 to $431,000 in 2009 or approximately 71%.    The increase in software revenue in 2010 reflects the expanded product suite as a result of the acquisition of the assets of SOAdesk LLC in January 2010.  The decrease in software revenue in 2009 is partially attributable to an overall economic slowdown as many companies’ operating and capital budgets were either reduced or frozen.

The gross margin on software products was 38% for the year ended December 31, 2010 and 96% for the year ended December 31, 2009.  Cost of software is composed primarily of amortization of the intangible assets acquired as part of the SOAdesk LLC transaction in January 2010. The Company amortizes its intangibles assets over a period of three years.

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

Maintenance.  Maintenance revenues for the year ended December 31, 2010 increased 21% or $245,000 from $1,182,000 in 2009 to $1,427,000 in 2010.  Maintenance revenues for the year ended December 31, 2009 increased $309,000 or approximately 35% from 2008.  The increase in maintenance revenues for 2010 is primarily attributed to the increase in new software sales and a tiered increase in the maintenance contract with Merrill Lynch.  The increase in maintenance revenues for 2009 is primarily attributable to a tiered increase in the Merrill Lynch agreement, and renewals of expiring maintenance agreements.

Cost of maintenance is comprised of personnel costs and related overhead and the cost of third-party contracts for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 90% and 82% for 2010 and 2009, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the CiceroXM products. The cost of maintenance should increase slightly.

Services.  Services revenue for the year ended December 31, 2010 decreased by approximately 48% or $422,000 from $885,000 in 2009 to $463,000 in 2010.  Services revenue for the year ended December 31, 2009 decreased by $227,000 or approximately 20% over the same period in 2008.  The decrease in services revenue in 2010 is primarily attributable to general reductions in consulting contracts with existing customers.  The decrease in services revenue in 2009 is primarily attributable to lower software product sales as well as general reductions in consulting contracts with existing customers.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was 97% and 34% for fiscal 2010 and 2009, respectively.  The decrease in gross margin from 2009 to 2010 is due to the decrease in service revenue primarily due to reduction in consulting contracts.  The decrease in gross margin from 2008 to 2009 is due to the decrease in service revenue primarily due to lower software sales and reduction in consulting contracts.

Services revenues are expected to increase as the Cicero XM product gains acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses increased 64% or approximately $775,000 to $1,978,000 in 2010 and 26% or approximately $251,000 to $1,203,000 in 2009. The increase in sales and marketing is due to increase in headcount in support of the acquisition of SOAdesk assets, commissions on greater sales in 2010, and greater advertising and trade show participation in support of the introduction of Cicero XM.  The increase in sales and marketing in 2009 is primarily driven by an increase in marketing and trade show participation.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.  Research and development expense increased 62% or $336,000 to $876,000 in 2010 as compared to 2009 and decreased 12% or $75,000 to $540,000 in 2009 as compared to 2008. The increase in costs in 2010 is due to an increase in headcount of four employees in support of the acquisition of SOAdesk assets.  The decrease in costs in 2009 is primarily due to lower headcount and stock option expense for options issued in 2007 being fully expensed.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the year ended December 31, 2010 decreased by 4% or $50,000 to $1,260,000 over 2009.  The decrease is primarily due to a reduction in stock option expenses.  General and administrative expenses for the year ended December 31, 2009 increased by 1% or $9,000 to $1,310,000 over 2008.  The increase in general administrative costs is primarily due to higher costs due to the annual shareholder meeting partially offset by a reduction in stock option expense as options issued in 2007 were fully expensed.

General and administrative expenses are expected to remain fairly static going forward.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2010 and 2009. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Charges). Other income (net) increased $3,170,000 in 2010 over 2009. The increase is primarily caused by an adjustment to the SOAdesk LLC earn-out of $1,050,000 along with $1,712,000 of write offs of accounts payables that were in excess of 7 years old. The Company has not had any contact from these vendors and has taken the position that the statute of limitations precludes any vendor from enforcing collection on these amounts.

Interest expense increased $457,000 from $283,000 in 2009 to $740,000 in 2010 due to the increase in debt obligations incurred by the Company.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $43,000 on December 31, 2010 compared with $12,000 on December 31, 2009, an increase of $31,000.  The Company incurred a net loss of approximately $459,000 for the year ended December 31, 2010 in addition to net losses of approximately $1,280,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2010, the Company had a working capital deficiency of approximately $6,526,000.

Operating activities utilized approximately $1,676,000 in cash, which was primarily comprised of the loss from operations of $459,000, and non-cash income for write off of accounts payable balances of $1,712,000, write off of  certain royalty expenses of $298,000 and an adjustment of $1,050,000 for  the earn out contingency associated with the SOAdesk acquisition.  This was offset by non-cash charges for depreciation of $21,000 and amortization of approximately $673,000, stock compensation expense of $103,000, and amortization of debt discount on Preferred B Stock of $175,000. In addition, the Company had a decrease in accounts receivable of $88,000, a decrease in prepaid and other assets of $66,000, an increase of trade payables of $64,000, an increase of other accruals of $522,000  and an increase of deferred revenue of $131,000.

 The Company utilized approximately $22,000 in cash in the purchase of updating the Company’s network equipment and furniture.  Additionally, the Company acquired the assets of SOAdesk which included a $300,000 payment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2010 with cash on hand from December 31, 2009, as well as through the use of proceeds from the issuance of Series B preferred stock in the aggregate amount of $700,000 and other short term borrowings of $1,329,000, net of repayments.

The Company funded its cash needs during the year ended December 31, 2009 with cash on hand from December 31, 2008, as well as through the use of proceeds from several secured promissory notes in the aggregate amount of $750,000 and other short term borrowings in the amount of $446,000, net of repayments.

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

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due the Company under its support agreement with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.

The Company maintains a Revolving Note Agreement with an Investor in which the Company may from time to time borrow up to $500,000. The borrowings are secured by any outstanding receivables at the time of the loans. The loans bear interest at 36% per annum. At December 31, 2010, $300,000 was due and outstanding under the Revolving Note agreement.

In October 2007, the Company and BluePhoenix entered into a Note payable in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance is due on December 31, 2011.  In March 2008, the Company and BluePhoenix agreed to accelerate the principal reduction payment of $350,000 due on January 31, 2009 and $200,000 was paid in March 2008.  The Company paid $100,000 in January 2009.  BluePhoenix agreed to convert $50,000 of the repayment into 195,848 shares of the Company’s common stock in July 2008.  As of December 31, 2010, a total of $671,000 was due under the Note.

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

The Company believes that its financing activities and capitalization structure will have a positive impact on the future operations of the Company and its ability to raise additional capital, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner, especially in light of the continued tightness in the global credit markets as a result of the recent economic crisis.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  The Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company anticipates that it will raise additional funds in the next several months however, there can be no assurance the Company will be able to do so.  Despite the recent additions of several new clients, the Company continues to struggle to gain additional sources of liquidity on terms that are acceptable to the Company. As such, there is substantial doubt of the Company’s ability to continue as a going concern.

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

·  $525,000, payable in cash to SOAdesk on March 31, 2010;

·  an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

· contingent earn-out payments of up to $2,410,000 based on certain product and enterprise revenue performance targets being met.

On March 31, 2010, the maturity date of the Convertible Note was extended to September 30, 2010 and then subsequently was further extended to March 31, 2011. Furthermore, the terms of the Asset Purchase Agreement were amended and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This new note, which carries an annual interest rate of 5%, is payable in shares of the Company’s Series B Preferred Stock and initially matured on June 30, 2010. In November 2010, the Company pre-paid $100,000 of principal due on this note.  The maturity on this note was subsequently extended to March 31, 2011. In March 2011, the maturity date of both these notes was further extended to March 31, 2012.  In connection with the extension of the maturity dates, the Company issued a five-year warrant to SOAdesk to purchase up to 100,000 shares of common stock at an exercise price of $0.08 per share.

At December 31, 2010, the Company assessed the probability of the earn-out targets being attained and accordingly adjusted the accrued earn-out liability down to $789,000.

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

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future.  At December 31, 2010, we had a valuation allowance of $98,740,000 against $98,740,000 of gross deferred tax assets.  We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2010, the Company has net operating loss carryforwards of approximately $238,032,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2011 and 2030. A substantial portion of these carryforwards is limited to future taxable income of certain of the Company’s subsidiaries or limited by Internal Revenue Code Section 382. Thus, the utilization of these carryforwards cannot be assured.

Recent Accounting Pronouncements:

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is still being evaluated by the Company to determine if it will have a material impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effectively prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	69	Director and Chairman
John Broderick	61	Director and Chief Executive Officer/Chief Financial Officer
Antony Castagno	43	Director and Chief Technology Officer
Anthony C. Pizi	51	Director
Mark Landis	69	Director
Bruce W. Hasenyager	69	Director
Jay R. Kingley	50	Director
Charles B. Porciello	75	Director
Bruce D. Miller	60	Director
John W. Atherton	68	Director
Don Peppers	60	Director

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

Anthony C. Pizi
Director since August 2000.

Mr. Pizi is presently the Chief Technology Officer for Wealth Management Americas of UBS, Inc.  Mr. Pizi was formerly the CIO of the Asset Management Platform Services Group of Deutsche Bank AG from August 2007 to February 2011.  Mr. Pizi was the Company’s Chief Information Officer until August 2007 and served as Chief Executive Officer and Chief Technology Officer from February 2001 to July 2005. Mr. Pizi also served as Chairman of the Board of Directors from December 1, 2000 until March 7, 2005 and from June 1, 2005 until July 22, 2005. Mr. Pizi has been a director since August 2000. Until December 2000, he was First Vice President and Chief Technology Officer of Merrill Lynch’s Private Client Technology Architecture and Service Quality Group.  Mr. Pizi’s 16 years with Merrill Lynch included assignments in Corporate MIS, Investment Banking and Private Client. Mr. Pizi earned his B.S. in Engineering from West Virginia University.  We believe Mr. Pizi’s qualifications to serve on our Board of Directors include his experience in various senior executive roles at UBS, Inc and Deutsche Bank AG.

Mark Landis
Director since July 2005.

Mr. Landis is the Managing Member of Catalyst Partners, a family investment vehicle created in 1995. From 2003 to 2005 he was Executive in Residence of The Jordan Company, a private equity firm based in New York City.  In 2003 Mr. Landis retired from being President of the North American Security Division of Siemens Building Technologies, Inc., (SBT) having been C.E.O. of Security Technologies Group, Inc. (STG) which was acquired by SBT in 2001.  Mr. Landis earned his B.A. from Cornell University and his Juris Doctorate from the University of Pennsylvania.  Mr. Landis received his CPCU - Chartered Property and Casualty Underwriter from the American Institute for Property and Liability Underwriters.  We believe Mr. Landis’ qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

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

Charles B. Porciello
Director since June 2005.

Mr. Porciello has been a director since June 6, 2005.  From 2003 until 2011, Mr. Porciello had been the Chief Executive Officer of Pilar Services, Inc. From 2001 until 2003, he served as Chief Operating Officer of Enterprise Integration Corporation, a minority-owned IT services company.  Prior to that Mr. Porciello worked for various IT companies, developing and facilitating in their growth.   Mr. Porciello retired from the U.S. Air Force in 1982 after serving his country for twenty five years. Mr. Porciello graduated from the U.S. Military Academy with a B.S. in Engineering and received his Masters Degree in Management from the University of Nebraska.  We believe Mr. Porciello’s qualifications to serve on our Board of Directors include his experience as Chief Operating Officer of an IT service company and his many years of experience in the industry.

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

John W. Atherton
Director since May 2006.

Mr. Atherton has been a director since May 12, 2006. Since 2005, Mr. Atherton has been the Vice President and Chief Financial Officer of CityFed Financial, a financial holding company, based in Nantucket, Massachusetts. He served as Chairman of CityFed Financial from 1991 until 2005. Mr. Atherton received his B.A. degree from Wesleyan University (Middletown, Connecticut) and an M.B.A. with Distinction from Babson College (Wellesley, Massachusetts).  We believe Mr. Atherton’s qualifications to serve on our Board of Directors include his experience as Chief Financial Officer and Chairman of a financial holding company.

Don Peppers
Director since June 2007.

Mr. Peppers has been a director since June 20, 2007.  Mr. Peppers formed Marketing 1:1, Inc. in January 1992 which became Peppers & Rogers Group, a customer-centered management consulting firm with offices located in the United States, Europe, the Middle East, Latin America and South Africa.  From October 1990 to January 1992, Mr. Peppers was the Chief Executive Officer of Perkins/Butler Direct Marketing, a top-20 U.S.-direct-marketing agency.  Prior to marketing and advertising, he worked as an economist in the oil business and as the director of accounting for a regional airline. Mr. Peppers holds a Bachelor's Degree in astronautical engineering from the U.S. Air Force Academy, and a Master's Degree in public affairs from Princeton University's Woodrow Wilson School.  We believe Mr. Pepper’s qualifications to serve on our Board of Directors include his years of experience providing strategic advisory services to organizations.

Mr. Mark Landis is the father-in-law of Mr. Anthony Pizi.  There are no other family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2010. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4350(d) of the National Association of Securities Dealers’ listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S due to his experience as a Chief Financial Officer of a public company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations all Section 16(a) reports were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Committee Membership and Organization

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. Its duties include:

●	Setting the total compensation of our Chief Executive Officer and evaluating his performance based on corporate goals and objectives;

●	Reviewing and approving the Chief Executives Officer’s decisions relevant to the total compensation of the Company’s other executive officer;

●	Making recommendations to the Board of Directors with respect to equity-based plans in order to allow us to attract and retain qualified personnel; and

●	Reviewing director compensation levels and practices, and recommending, from time to time, changes in such compensation levels and practices of the Board of Directors.

The members of the Compensation Committee are Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the former Chief Executive Officer of Pilar Services Inc., a reseller partner.  We recognized no revenue with Pilar Services Inc. during 2010 and 2009.  There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

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

Our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our shareholders. The decision on the total compensation for our executive officers is based primarily on an assessment of each individual’s performance and the potential to enhance long-term stockholder value. Often, judgment is utilized in lieu of total reliance upon rigid guidelines or formulas in determining the amount and mix of compensation for each executive officer. Factors affecting such judgment include performance compared to strategic goals established for the individual and the Company at the beginning of the year, the nature and scope of the executive’s responsibilities and effectiveness in leading initiatives to achieve corporate goals.

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

Components of Executive Compensation

The compensation program for our Named Executive Officers consists of:

●	Base salary;
●	Non-equity incentive plan compensation;
●	Long-term incentive compensation; and
●	Other benefits

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

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our chief executive officer’s incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. We believe that these metrics also correlate to stockholder value and individual performance. Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2010.  No executive achieved a non-equity incentive bonus in fiscal 2009.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2011.

Our Chief Technology Officer, Mr. Castagno, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2011.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at December 31, 2010, 1,019,857 shares were available for future option grants and awards. The Company’s previous equity-based compensation plan, entitled Level 8 Systems 1997 Employee Stock Option Plan, expired during fiscal 2007. There are 21,814 options outstanding under that plan.

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

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.  During fiscal 2010, the Company granted options to purchase 1,444,750 shares to employees.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards (1)	Non- Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
John P. Broderick Chief Executive Officer Chief /Financial Officer, Corporate Secretary	2010	$175,000	--	$6,668	$25,000	$10,943	$217,611
	2009	$175,000	--	--	--	$10,139	$185,139

Antony Castagno Chief Technology Officer *	2010	$150,000	--	$6,668	--	$5,465	$162,133
_____________
* Mr. Castagno joined our Company in January 2010.

(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model.

(2)
Non-equity incentive plan compensation includes a bonus for certain revenue transactions for named executive earned during fiscal year ended December 31, 2010.  The revenue transaction was the acceptance of the first contract greater than $300,000.

(3)
Other compensation includes the Company’s portion of major medical insurance premiums and long term disability premiums for named executives during fiscal year ended December 31, 2010 and 2009, respectively.

Grants of Plan Based Awards

The Company awarded 75,000 stock options to the named executives in fiscal 2010.  The Company did not award any stock options to the named executive during fiscal 2009.  The Company did not award any stock appreciation rights (“SARs”) during fiscal 2010 and 2009.

The following table presents the number and values of exercisable options as of December 31, 2010 by the named executive.

Outstanding Equity Awards at December 31, 2010

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)		Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)		Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
John P. Broderick	500	(1)	--		$404.00	05/17/2011
	250	(2)	--		$175.00	09/25/2011
	909	(3)	--		$174.00	12/03/2011
	1,000	(4)	--		$39.00	07/08/2012
	4,950	(5)	--		$26.00	04/24/2013
	5,000	(6)	--		$31.00	02/18/2014
	549,360	(7)	--		$0.51	08/17/2017
	25,000	(8)	50,000	(8)	$0.09	08/20/2020
							549,630	(9)	$60,459
Antony Castagno	25,000	(8)	50,000	(8)	$0.09	08/20/2020
________________
(1)	These options were granted on May 17, 2001. This stock option vested and became exercisable in four equal installments with the first installment vesting on May 17, 2002.

(2)	These options were granted on September 25, 2001. This stock option vested and became exercisable in four equal annual installments with the first installment vesting on September 25, 2002.

(3)	These options were granted on December 3, 2001. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on December 3, 2001.

(4)	These options were granted on July 8, 2002. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on July 8, 2002.

(5)	These options were granted on April 24, 2003. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on April 24, 2003.

(6)	These options were granted on February 18, 2004. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on February 18, 2004.

(7)	These options were granted on August 17, 2007. This stock option vests in three equal installments with the first installment vesting on August 17, 2007.

(8)	These options were granted on August 20, 2010. This stock option vests in three equal installments with the first installment vesting on August 20, 2010.

(9)	These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2010. Mr. Broderick and Mr. Castagno have 586,969 and 25,000 outstanding options respectively at December 31, 2010.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2011, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2011, we agreed to pay Mr. Castagno an annual base salary of $150,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary within in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

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

Director Compensation

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock which may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. In August 2010, outside directors were each granted an option to purchase 7,000 shares of common stock, at a price equal to the fair market value on the date of grant. The value of each of these awards was $622.  These options vested over three years with 33% vesting immediately and provided that the director is still a member of the Board of Directors. In addition, each outside director who serves on either the Audit Committee, the Compensation Committee or as the Chairman of the Board, were each granted an additional option to purchase 3,000 shares of common stock at a price equal to the fair value on the date of grant. The value of each of these awards was $267. These options vested over three years with 33% vesting immediately and provided that the director is still a member of the Board of Directors.

No cash compensation was paid during Fiscal 2010 by us to each of our non-employee directors who served during Fiscal 2010.

Non-employee Director Compensation Table for Year Ended December 31, 2010

Name	Fees Earned or Paid in Cash ($)	All other Compensation ($) (1)	Total ($)
John L. Steffens	--	$889	$889
Mark Landis	--	622	622
Anthony Pizi	--	622	622
Bruce Hasenyager	--	889	889
Jay Kingley	--	889	889
Bruce Miller	--	889	889
Charles Porciello	--	889	889
John W. Atherton	--	889	889
Don Peppers	--	622	622
_________
(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of February 28, 2011 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The named person has furnished stock ownership information to the Company. Beneficial ownership as reported in this section was determined in accordance with Securities and Exchange Commission regulations and includes shares as to which a person possesses sole or shared voting and/or investment power and shares that may be acquired on or before April 29, 2010 upon the exercise of stock options as well as exercise of warrants. The chart is based on 47,098,185 common shares, 1,543.618 Series A1 preferred shares and 10,400 Series B preferred shares outstanding as of February 28, 2011.   Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class	No. of Series A1 Shares	% of Class	No. of Series B Shares	% of Class	% of Combined Classes
John L. Steffens (1)	7,224,257	13.3%	14.832	1.0%	6,400.00	61.5%	24.5	% (2)
Jonathan Gallen (3)	9,412,803	16.7%	--	*	1,667.00	16.0%	22.5	% (4)
Mark and Carolyn P. Landis (5)	3,786,060	7.4%	1,326.136	85.9%	--	*	10.6	% (6)
SOAdesk LLC	2,328,767	4.7%	--	*	7831.67	43.0%	18.5	% (7)
Bruce Miller	2,282,697	4.6%	--	*	--	*	4.9	% (8)
Don Peppers	692,993	1.5%	--	*	1,333.33	12.8%	4.2	% (9)
Anthony C. Pizi	1,293,951	2.7%	111.016	7.2%	--	*	3.0	% (10)
John P. Broderick	1,139,577	2.4%	--	*	--	*	2.4	% (11)
John W. Atherton	160,117	*	--	*	--	*	*	(12)
Bruce W. Hasenyager	44,985	*	--	*	--	*	*	(13)
Charles Porciello	91,619	*	--	*	--	*	*	(14)
Antony Castagno	25,000	*	--	*	--	*	*	(15)
Jay R. Kingley	13,333	*	--	*	--	*	*	(16)
Scott Lustgarten	--	*	--	*	1,000.00	9.6%	2.1	(17)
All current directors and executive officers as a group (11 persons)	16,754,589		1,451.984		7,733.33		43.3	%(18)

*	Represents less than one percent of the outstanding shares.

1.	The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.

2.
Includes 5,160,307 shares of common stock, 14,832 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock, 6,400,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock, and 2,052,617 shares issuable upon the exercise of warrants and 11,333 shares subject to stock options. The exercise prices of the warrants are as follows: 14,332 at $10.00 per share, 188,285 at $0.18 per share, 250,000 at $0.20 per share and 1,600,000 at $0.25.  The exercise price of the stock options is 8,000 at $0.51 per share and 3,333 at $0.09 per share.

3.	The address of Mr. Gallen is 299 Park Avenue New York, New York 10171.

4.
Ahab Partner, L.P. (“Partners”), Ahab International, Ltd. (“International”), Queequeg Partners, L.P. (“Queequeg”) and Queequeg, Ltd. (“Limited,” and collectively with Partners, International, and Queequeg, , the “Funds”) held in aggregate 8,896,136 shares of common stock, 1,667,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock and warrants to acquire 416,667 shares of common stock. The exercise prices of the warrants are 416,667 at $0.25.  Jonathan Gallen possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the Funds.  In addition, Jonathan Gallen held the power to direct the disposition of 100,000 shares of common stock held in private investment account.  Accordingly, for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Mr. Gallen may be deemed to beneficially own 11,079,803 shares of common stock of the Company.

5.	The address of Mark and Carolyn P. Landis is 503 Lake Drive, Princeton, New Jersey 08540.

6.
Includes 3,748,155 shares of common stock, 1,326,136 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock, 30,572 shares of common stock issuable upon the exercise of warrants and 7,333 shares subject to stock options. The exercise prices of the warrants are $10.00 per share.  The exercise price of the stock options is 5,000 at $0.51 per share and 2,333 at $0.09 per share.  Disclaims beneficial ownership of 42,572 shares because they are anti-dilutive.

7.
Includes 2,328,767 shares of common stock issuable upon conversion of one-third of the principal of a $1,000,000 convertible promissory note and 7,831,667 common shares issuable upon the conversion of the Series B Convertible Preferred Stock issuable upon conversion of two convertible promissory notes in an aggregate principal amount of $1,125,000.

8.
Consists of 1,745,388 shares of common stock, 13,195 shares of common stock issuable upon the exercise of warrants and 11,333 shares subject to stock options.  The exercise prices of the warrants are $10.00 per share. The exercise price of the stock options is 8,000 at $0.51 per share and 3,333 at $0.09 per share.  Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds 509,267 shares of common stock and 3,514 shares of common stock issuable upon the exercise of warrants with an exercise price at $10.00 per share.

9.
Includes 352,327 shares of common stock and 1,333,333 common shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to acquire 333,333 shares of common stock and 7,333 shares subject to stock options. The exercise prices of the warrants are 333,333 at $0.25 per share. The exercise price of stock options is 5,000 at $0.51 per share and 2,333 at $0.09 per share.

10.
Includes 1,274,951 shares of common stock, 111,016 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock, 11,667 shares of common stock issuable upon the exercise of warrants and 7,333 shares subject to stock options.  The exercise prices of warrants are $10.00.  The exercise price of the stock options is 5,000 at $0.51 and 2,333 at $0.09 per share of common stock.

11.
Includes 3,248 shares of common stock.  586,969 shares subject to stock options exercisable within sixty (60) days and 549,360 shares of restricted stock that is awarded upon resignation or termination and change of control.  The exercise prices of stock options range from $0.09 to $404 per share of common stock.

12.
Includes 148,784 shares of common stock, and 100 shares of common stock held in a self-directed IRA and 11,333 shares subject to stock options.  The exercise price of stock options is 8,000 at $0.51 per share and 3,333 at $0.09 per share of common stock.

13.
Consists of 32,652 shares of common stock and 12,333 shares subject to stock options.  The exercise prices of stock options are as follows: 1,000 at $35.00 per share, 8,000 at $0.51 per share and 2,333 at $0.09 per share of common stock.  Disclaims beneficial ownership of 1,000 shares of common stock because they are anti-dilutive.

14.	Consists of 80,286 shares of common stock and 11,333 shares subject to stock options. The exercise price of stock options is 8,000 at $0.51 per share and 3,333 at $0.09 per share of common stock.

15.	Consists of 25,000 shares subject to stock options. The exercise price of the stock options is $0.09 per share of common stock.

16.
Consists of 1,000 shares of common stock and 12,333 shares subject to stock options. The exercise prices of stock options are as follows: 1,000 at $34.00 per share, 8,000 at $0.51per share and 3,333 at $0.09 per share of common stock.

17.	Includes 1,000,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock

18.	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 7-14 to our financial statements.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans from Related Parties

At December 31, 2009, the Company was indebted to John L. (Launny) Steffens in the amount of $710,000. The Notes bore interest rates from 3% to 12%.

All these notes were converted into 4,733 shares of Series B Convertible Preferred Shares at $150 per share in January 2010 as part of the Company’s issuance of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  The total principal converted was $710,000.  Accrued interest of approximately $39,000 on these notes is still outstanding at December 31, 2010.

From April 2010 through December 2010, the Company entered into multiple short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Notes bear interest at 12% per year and are unsecured. At December 31, 2010, the Company was indebted to Mr. Steffens in the amount of $1,665,000.  The loans mature at various dates through March 31, 2011.

In March 2011, Mr. Steffens agreed to extend the maturity on these Notes until March 31, 2012.

At December 31, 2010 the Company was indebted to Mr. Steffens for $1,665,000 and had paid no interest in 2010.

During 2005, the Company entered into short term notes payable with Anthony Pizi, the Company’s former Chief Information Officer, for various working capital needs. The Notes bear interest at 1% per month and are unsecured. At December 31, 2010, the Company was indebted to Mr. Pizi in the amount of $9,000. No interest was paid in fiscal 2010.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC. For a description of the transactions between the Company and SOAdesk, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – SOAdesk Transaction.

Director Independence

Our board of directors currently consists of eleven members.  They are John L. Steffens, John P. Broderick, Antony Castagno, Mark Landis, Anthony C. Pizi, Bruce Hasenyager, Jay Kingley, Bruce D. Miller, Charles Porciello, John W. Atherton, and Don Peppers.  Mr. Steffens is the Company’s Chairman of the Board, Mr. Broderick is the Company’s Chief Executive Officer and Chief Financial Officer and Mr. Castagno is the Company’s Chief Technology Officer.  The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the NYSE Amex Company Guide, §803(A)(2).  Under such definition, Messrs. Steffens, Landis, Pizi, Hasenyager, Kingley, Miller, Porciello, Atherton and Peppers are independent directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Marcum LLP audited our financial statements for the years ended December 31, 2010 and 2009.

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Marcum LLP for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2010 and 2009 (and reviews of quarterly financial statements on form 10-Q) were $81,000 and $65,000, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed by Marcum LLP for fiscal years 2010 and 2009.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Marcum LLP for these services in 2010 and 2009.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Marcum LLP for fiscal year 2010 and 2009.

Determination of Auditor Independence

The Audit Committee considered the provision of non-audit services by Marcum LLP and determined that the provision of such services was consistent with maintaining the independence of Marcum LLP.

Audit Committee’s Pre-Approval Policies

The Audit Committee has adopted a policy that all audits, audit-related, tax and any other non-audit service to be performed by the Company’s independent registered public accounting firm must be pre-approved by the Audit Committee. It is the Company’s policy that all such services be pre-approved prior to commencement of the engagement. The Audit Committee is also required to pre-approve the estimated fees for such services, as well as any subsequent changes to the terms of the engagement.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)          Financial Statements

The following financial statements of the Company and the related reports of Independent Registered Public Accounting Firms thereon are set forth immediately following the Index of Financial Statements which appears on page F-1 of this report:

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and  2009

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2010 and 2009

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2010and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).

3.3	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).

3.4	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).

3.5	Certificate of Designation relating to Series B Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 20, 2010).

4.1	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long term Promissory Note Stock Purchase Warrant (filed herewith).

10.1	Securities Purchase Agreement for Consortium IV (incorporated by reference to exhibit 10.1 to Cicero Inc.’s Form 10-K/A filed July 11, 2007).

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

10.4	Employment Agreement between John P. Broderick and the Company effective January 1, 2011 (incorporated by reference to exhibit 10.16 to Cicero Inc.’s Form 10-K filed April 1, 2010). *

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

10.11
Agreement and Promissory Note of Cicero Inc, dated October 30, 2007 among Cicero Inc. and BluePhoenix Solutions Ltd. (incorporated by reference to exhibit 10.23 to Cicero Inc.’s Form 10-K filed March 31, 2008).

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

10.15	Revolving Loan Agreement dated November 3, 2008 among Cicero Inc. and Barbara Sivan (incorporated by reference to exhibit 10.15 to Cicero Inc,’s Form 10-K filed March 31, 2009).

10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2010 (incorporated by reference to exhibit 10.16 to Cicero Inc.’s Form 10-K filed April 1, 2010).

10.17	Form of Long Term Promissory Note dated March 31, 2009 (incorporated by reference to exhibit 10.17 to Cicero Inc,’s Form 10-K filed March 31, 2009).

10.18	Employment Agreement between Antony Castagno and the Company effective January 1, 2010 (incorporated by reference to exhibit 10.16 to Cicero Inc.’s Form 10-K filed April 1, 2010).*

10.19	Asset Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc, and SOADesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K filed January 20, 2010).

10.20
Amendment No. 1 to the Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc, and SOADesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K/A filed April 2, 2010).

10.21
Registration Rights Agreement, dated as of January 15, 2010, by and among Cicero Inc. and the Purchasers thereto (incorporated by reference to exhibit 4.4 to Cicero Inc.’s Form 8-K filed January 20, 2010)

10.22	Employment Agreement between Antony Castagno and the Company effective January 1, 2011 (incorporated by reference to exhibit 10.16 to Cicero Inc.’s Form 10-K filed April 1, 2010).*

10.9	Lease Agreement for Cary, N.C. offices, dated July 21, 2010, between Cicero Inc. and Regency Park Corporation (filed herewith).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Marcum LLP (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*        Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

Date: March 31, 2011	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on on the dates indicated have signed the report below.

Signature	Title	Date

/s/John L. Steffens	Chairman of the Board	March 31, 2011
John L. Steffens

/s/ John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive Officer)	March 31, 2011
John P. Broderick

/s/ Antony Castagno	Chief Technology Officer	March 31, 2011
Antony Castagno

/s/ Mark Landis	Director	March 31, 2011
Mark Landis

/s/ Anthony C. Pizi	Director	March 31, 2011
Anthony C. Pizi

/s/ Bruce Hasenyager	Director	March 31, 2011
Bruce Hasenyager

/s/ Jay Kingley	Director	March 31, 2011
Jay Kingley

/s/ Bruce D. Miller	Director	March 31, 2011
Bruce D. Miller

/s/ Charles Porciello	Director	March 31, 2011
Charles Porciello

/s/ John W. Atherton	Director	March 31, 2011
John W. Atherton

/s/ Don Peppers	Director	March 31, 2011
Don Peppers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Cicero Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, comprehensive loss and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cicero Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP
Bala Cynwyd, Pennsylvania
March 31, 2011

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$43	$12
Trade accounts receivable, net	137	225
Prepaid expenses and other current assets	279	345
Total current assets	459	582
Property and equipment, net	40	39
Intangible asset, net (Note 5)	1,430	--
Goodwill (Note 5)	2,832	--
Total assets	$4,761	$621
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 6)	$1,473	$1,886
Accounts payable	1,357	2,346
Accrued expenses:
Salaries, wages, and related items	1,251	1,151
Earn-out contingency (Note 2)	789	--
Other	1,741	1,500
Deferred revenue	374	243
Total current liabilities	6,985	7,126
Long-term debt (Note 7)	4,440	1,421
Total liabilities	11,425	8,547
Commitments and contingencies (Notes 14 and 15)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized	--	--
Series A-1 – 1,543.6 shares issued and outstanding at December 31, 2010 and 2009, $500 per share liquidation preference (aggregate liquidation value of $772)
Series B – 10,400 shares issued and outstanding at December 31, 2010, $500 per share liquidation preference (aggregate liquidation value of $772)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2010 and 2009, respectively; 47,098,185 issued and outstanding at December 31, 2010 and 2009, respectively (Note 9)	47	47
Additional paid-in-capital	232,369	230,464

Accumulated deficit	(239,080)	(238,437)
Total stockholders' deficit	(6,664)	(7,926)
Total liabilities and stockholders' deficit	$4,761	$621

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009
Revenue:
Software	$1,086	$431
Maintenance	1,427	1,182
Services	463	885
Total operating revenue	2,976	2,498
Cost of revenue:
Software	672	19
Maintenance	146	217
Services	912	1,183
Total cost of revenue	1,730	1,419
Gross margin	1,246	1,079
Operating expenses:
Sales and marketing	1,978	1,203
Research and product development	876	540
General and administrative	1,260	1,310
Total operating expenses	4,114	3,053
Loss from continuing operations before other income (charges)	(2,868)	(1,974)
Other income (charges):
Interest expense	(740)	(283)
Other (Note 1)	3,149	(21)
	2,409	(304)
Loss from continuing operations	(459)	(2,278)
Write off of abandoned assets of discontinued operations	--	998

Net loss	(459)	(1,280)
Deemed dividend on preferred stock and 8% preferred stock Series B dividend	184	--
Net loss applicable to common stockholders	$(643)	$(1,280)

Earnings per share – basic and diluted
Loss from continuing operations	(0.01)	(0.05)
Income from discontinued operations	--	$0.02
Net Loss	$(0.01)	$(0.03)

Average shares outstanding – basic and diluted	47,098	46,970

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2008	46,642	$47	2	--	$230,018	$(237,143)	$(4)	$(7,082)
Shares issued for loan conversion	336				52			52
Shares issued under registration rights agreement	120				16			16
Options issued as compensation					280			280
Restricted shares issued as compensation					36			36
Warrants issued					62			62
Foreign currency translation adjustment						(14)	4	(10)
Net loss						(1,280)		(1,280)
Balance at December 31, 2009	47,098	47	2	--	230,464	(238,437)	--	(7,926)
Issuance of preferred B stock for cash			4		700			700
Issuance of preferred B stock for loan conversion			6		860			860
Dividend for preferred B stock						(117)		(117)
Deemed dividend					67	(67)		--
Beneficial conversion of preferred B stock					175			175
Options issued as compensation					67			67
Restricted shares issued as compensation					36			36
Net loss						(459)		(459)
Balance at December 31, 2010	47,098	$47	12	--	$232,369	$(239,080)	--	$(6,664)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2010	2009

Net loss	$(459)	$(1,280)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	--	4
Comprehensive loss	$(459)	$(1,276)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(459)	$(1,280)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	694	21
Stock compensation expense	103	378
Issuance of stock under registration rights agreement	--	16
Provision (credit) for doubtful accounts	--	62
Amortization of debt discount	175	--
Gain on write off of liabilities	(2,010)	--
Gain on write down of earn out contingency	(1,050)	--
Changes in assets and liabilities:
Trade accounts receivable and related party receivables	88	472
Assets and liabilities of discontinued operations	--	(358)
Prepaid expenses and other assets	66	(90)
Accounts payable and accrued expenses	586	(339)
Deferred revenue	131	(105)
Net cash used in operating activities	(1,676)	(1,223)
Cash flows from investing activities:
Purchases of property and equipment	(22)	(14)
Cash Paid for Acquisition of SOAdesk assets	(300)	--
Net cash used in investing activities	(322)	(14)
Cash flows from financing activities:
Issuance of Series B convertible preferred stock	700	--
Borrowings under short and long-term debt	2,116	1,900
Repayments of short and long-term debt	(787)	(704)
Net cash provided by financing activities	2,029	1,196
Effect of exchange rate changes on cash	--	(10)
Net increase (decrease) in cash	31	(51)
Cash at beginning of year	12	63
Cash at end of year	$43	$12

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$10	$2
Interest	$198	$288

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2010

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

Going Concern and Management Plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $459,000 for the year ended December 31, 2010 and has experienced negative cash flows from operations for each of the years ended December 31, 2010 and 2009.  At December 31, 2010, the Company had a working capital deficiency of approximately $6,526,000.  Management feels that the Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company anticipates that it will raise additional funds in the next several months however, there can be no assurance the Company will be able to do so.  The Company has extended the maturity dates of several debt obligations that were due in 2011 to 2012, to assist with liquidity.  Despite the recent additions of several new clients, the Company continues to struggle to gain additional sources of liquidity on terms that are acceptable to the Company. As such, there is substantial doubt of the Company’s ability to continue as a going concern.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company's subsidiaries are wholly-owned for the periods presented.

All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from these estimates.  Significant estimates include the recoverability of long-lived assets, valuation and recoverability of goodwill, stock based compensation, deferred taxes and related valuation allowances and valuation of equity instruments.

Financial Instruments:

The carrying amount of the Company’s financial instruments, representing accounts receivable, accounts payable and short-term debt approximate their fair value due to their short term nature.

The fair value and carrying amount of long-term debt were as follows:

	December 31,
	2010	2009
Fair Value	$4,244,579	$1,338,010
Carrying Value	4,440,000	1,421,000

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  The Company no longer has any foreign operations and any remaining assets were eliminated in the write off of discontinued operations in fiscal 2009.

Cash:

The Company places substantially all cash with various financial institutions. At times, such cash and cash equivalents may be in excess of FDIC insurance limits.

Trade Accounts Receivable:

Trade accounts receivable are stated in the amount management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable.  Changes in the allowance for doubtful accounts have not been material to the financial statements.

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

Cost of Revenue:

The primary component of the Company's cost of revenue for its software products is the amortization of software for the assets acquired from SOAdesk in January 2010.  The primary component of the Company's cost of revenue for maintenance and services is compensation expense.

Advertising Expenses:

The Company expenses advertising costs as incurred.  Advertising expenses were approximately $439,000 and $275,000, for the years ended December 31, 2010 and 2009, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred.

Other Income/(Charges):

Other income (net) consists of  an adjustment to the SOAdesk LLC earn-out of $1,050,000 along with $1,712,000 of write offs of accounts payables that were in excess of 7 years old. The Company has not had any contact from these vendors and has taken the position that the statute of limitations precludes any vendor from enforcing collection on these amounts.

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2010 and 2009, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2010	2009
Stock options	3,503,157	2,707,006
Warrants	3,989,400	1,389,400
Preferred stock	11,943,618	1,543,618
	19,416,175	5,640,024

In 2010, $117,000 was accrued for dividends on the Series B Preferred Stock.  In 2009 no dividends were declared on preferred stock.

Stock-Based Compensation:

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company granted 1,444,750 options in fiscal 2010 at an exercise price of $0.09 per share and recognized approximately $67,000 of stock-based compensation.  The Company granted 475,000 options in fiscal 2009 at exercise prices between $.11 and $0.15 per share and recognized approximately $280,000 of stock-based compensation.  Additionally, the Company recognized as stock-based compensation approximately $36,000 in fiscal 2010 and 2009 for the restricted shares issued in 2007 to John Broderick, the Chief Executive Officer.  The Company also recognized approximately $62,000 as stock-based in compensation in 2009 for warrants issued in conjunction with promissory notes issued in 2009.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2010	2009
Fair value of common stock	$0.09	$0.12
Expected life (in years)	10.0 years	10.0 years
Expected volatility	158%	147%-156%
Risk free interest rate	0.19%	0.15%-0.18%
Expected dividend yield	0%	0%

Recent Accounting Pronouncements:

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is still being evaluated by the Company to determine if it will have a material impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effectively prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

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

· an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010.  On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”).  In March 2011, the maturity date was extended to March 31, 2012;

·  $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a new convertible promissory note as stated below);

· an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

· certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This new note, which carries an annual interest rate of 5%, is convertible into shares of the Company’s Series B Preferred Stock (Note 6) at the holder’s option and originally matured on June 30, 2010.  The Company paid principal in the amount of $100,000 in April 2010.  On June 30, 2010, the new convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010.  As of September 30, 2010, the new convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011.  The total outstanding debt as of December 31, 2010 is $425,000.  In March 2011, the Company SOAdesk LLC agreed to extend the maturity date until March 31, 2012.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized was $175,000 and the Company had reduced the Note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the company has fully amortized the debt discount of $175,000 in the statement of operations.

The Company is obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the eighteen month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  As of December 31, 2010, the Company has determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company has therefore recorded a gain of $1,050,000 through its statement of operations from the reversal of part of the earn-out accrual.  At December 31, 2010 the Company has recorded $571,000 in accounts payable for the earn-out earned through December 31, 2010.  At December 31, 2010 the Company believes that the remaining targeted earn out of $789,000 will be achieved.

We account for contingent consideration payable to sellers of the acquired assets in accordance with the provisions of ASC Topic 805 “Business Combinations” to ensure that we account for any post combination payments made to sellers of acquired businesses as either additional purchase consideration or compensation based upon the (i) economic form of the transaction and (ii) subsequent involvement (if any) of the sellers in the business on a post combined basis.  The following information was determined by an independent appraiser.

Consideration:
Cash paid	$300,000
Convertible notes payable	2,225,000
Earn-out contingency	2,410,000
Total Consideration	$4,935,000
Allocated to:
Software	$2,103,000
Goodwill ($141,000 is expected to be deductible for tax purposes)	$2,832,000
$4,935,000

The following unaudited consolidated pro forma information gives effect to the acquisitions of substantially all the assets of SOAdesk LLC as if these transactions had occurred on January 1, 2009. The following pro-forma information as of December 31, 2010 and 2009, respectively, is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed on January 1, 2009, nor are they indicative of results that may occur in any future periods. Results of operations of the acquired business are included in the condensed consolidated statement of operations from January 15, 2010, the date of acquisition. (in thousands)

	Year ended December 31,
	2010		2009
Revenues		$2,976		$2,706
Net loss		(459)		(2,835)
Basic and diluted loss from operations per share	$	(0.01)	$	(0.06)
Weighted average shares outstanding – basic and diluted		47,098		46,970

Simultaneously with the acquisition of the assets of SOAdesk LLC, the Company also closed an initial round of Series B Convertible Preferred Stock, of approximately $1,560,000 including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1.56 million raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  Dividends accrued at December 31, 2010 amounted to $117,000.

NOTE 3.   ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2010	2009
Current trade accounts receivable	$137	$287
Less: allowance for doubtful accounts	--	62
	$137	$225

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2010	2009
Computer equipment	$310	$292
Furniture and fixtures	24	24
Office equipment	169	164
	503	480
Less: accumulated depreciation and amortization	(463)	(441)

	$40	$39

Depreciation and amortization expense of property and equipment was $21,000 for the years ended December 31, 2010 and  2009.

NOTE 5.   INTANGIBLE ASSET, NET AND GOODWILL

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

The Company will review for possible goodwill impairment by comparing the fair value of the reporting unit to the carrying value of the respective net assets. If the fair value exceeds the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting units do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired.  The Company performs an evaluation of its goodwill on an annual basis and on an interim basis if there has been a triggering event or other indication of impairment.

The Company’s intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense for fiscal 2010 was $673,000, resulting in a net intangible asset of $1,430,000 at December 31, 2010. At December 31, 2010, the estimated future amortization expense for each of the succeeding years is as follows: $701,000 for fiscal years 2011 and 2012, and $28,000 for fiscal year 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

Based upon our annual evaluation testing, we have determined that the fair value of goodwill and the intangible asset exceeds the carrying value of the net assets acquired as of December 31, 2010.

NOTE 6. SHORT-TERM DEBT

Term loan, notes payable, and notes payable to related party consist of the following at December 31 (in thousands):

	2010	2009
Term loan (a)	$671	$--
Note payable related parties (b)	9	719
Notes payable (c)	793	1,167
	$1,473	$1,886

(a)	At December 31, 2010, the Company was indebted to BluePhoenix Solutions for the remaining portion of the related long term debt of $671,000. (See Note 7)

(b)
In October 2007, the Company entered into a long-term unsecured note with John L. (Launny) Steffens, the Chairman of the Board of Directors, as part of the restructuring of the note payable to Bank Hapoalim.  The note bears interest of 3% and matured in October 2009.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above Note until October 2010.  In April 2009, the Company awarded Mr. Steffens, in consideration for the extended maturity, 250,000 warrants to purchase the Company’s common stock at a price of $0.20 per share. These warrants expire in five years. The Company utilized the Black-Scholes formula to calculate the value of these warrants which amounted to $12,000 and were included in general and administrative expenses.  At December 31, 2009, the Company was indebted to John L. (Launny) Steffens, the Chairman of the Board of Directors, for the current portion of the related long term debt of $300,000. (See Note 13)

From time to time from November 2007 through December 2009, Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Notes bear interest at 12% per year and are unsecured. At December 31, 2009, the Company was indebted to Mr. Steffens in the amount of $410,000. (See Note 13)

All these notes were converted into 4,733 shares of Series B Convertible Preferred Shares at $150 per share in January 2010 as part of the Company’s issuance of Series B Convertible Preferred Stock.  The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  The total principal converted was $710,000.

From time to time the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of December 31, 2010 and 2009, the Company was indebted to Anthony Pizi in the amount of $9,000.

(c)
The Company has issued a series of short term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the amount of $703,000 bear interest between 10% and 36% per annum.

In July 2010 and August 2010 the Company entered into two promissory notes with two employees for various working capital needs.  The Notes bear interest at 10% and 12% per year and are unsecured.  As of December 31, 2010, the Company was indebted to these employees in the amount of $90,000.

NOTE 7.  LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following at December 31(in thousands):

	2010	2009
Term loan (a)	$--	$671
Note payable – asset purchase agreement (b)	1,125	--
Note payable – related party (c)	1,665	--
Other long-term debt (d)	1,650	750
	$4,440	$1,421

(a)
In October 2007, the Company entered into an unsecured note, with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (approximately 2.2% at December 31, 2010) maturing in December 2011. Interest is payable quarterly.  At December 31, 2010, the Company was indebted to BluePhoenix Solutions in the amount of $671,000 of which amount has been reclassified to short term debt (Note 6).

(b)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and to securitize it with shares of the Company’s Series B Preferred Stock.  As of September 30, 2010, the maturity date was extended to March 31, 2011. In March 2011, the Company and SOAdesk LLC agreed to extend the maturity on the note to March 31, 2012.  The note is convertible into shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of any Series B Preferred capital raise through maturity of the note.  The note is convertible at the holder’s option at any time or at maturity.

Also, as part of the Asset Purchase Agreement, the Company was to pay to the shareholders of SOAdesk LLC the sum of $525,000 on March 31, 2010.  In March 2010, the terms of the Asset Purchase Agreement were amended and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment originally due on March 31, 2010.  This new note, which carries an annual interest rate of 5%, is secured by shares of the Company’s Series B Preferred Stock.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010.  As of September 30, 2010, the maturity date was further extended to March 31, 2011.  In March 2011, the Company and SOAdsek LLC agreed to extend the maturity on the note until March 31, 2012.  The note is convertible into shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of any Series B Preferred capital raise through maturity of the note.  The note is convertible into Series B Preferred Stock at the holder’s option at any time or at maturity. In April 2010, the Company paid $100,000 against the principal resulting in the amount due of $425,000 at December 31, 2010. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized is $175,000 and the Company has reduced the Note by that amount and increased Additional Paid in Capital by the same amount.   As of December 31, 2010, the Company has amortized $175,000 in the statement of operations.

(c)
From time to time during 2010, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Notes bear interest at 12% per year and are unsecured. At December 31, 2010 the Company was indebted to Mr. Steffens in the amount of $1,665,000.  In March 2011 the Company and Mr. Steffens agreed to extend the maturity on the notes until March 31, 2012.

(d)
In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due under the Company’s support contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.  The Company has allocated the proceeds received from the Note and Warrant Offering based on relative fair value and is amortizing such amount under the terms of the notes as additional interest expense in the amount of $50,349.  In February 2010, the Company reduced the principal indebtedness by $100,000.  At December 31, 2010, the Company was indebted to these investors in the amount of $650,000.

In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due November 14, 2015.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.

Scheduled maturities of the above long-term debt are as follows:

Year
2011	$-
2012	3,440,000
2013	--
2014	--
2015	1,000,000
$4,440,000

NOTE 8.  INCOME TAXES

The Company follows the provisions of FASB ASC Topic 740, “Income Taxes”, and recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority.  The Company applies ASC Topic 740 to all tax positions for which the statute of limitations remains open.

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The evaluation was performed for the tax years 2008 through 2010, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2008.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the period for the tax years 2009 and 2010.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2010	2009
Expected income tax benefit at statutory rate (34%)	$(156)	$(418)
State taxes, net of federal tax benefit.	(27)	(73)
Effect of change in valuation allowance	(125)	488
Non-deductible expenses	6	3
Write-off of deferred tax assets	302	--
Total	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2010	2009
Current assets:
Accrued expenses, non-tax deductible	$296	$246
Deferred revenue	149	97
Contingent payments	(420)	--
Noncurrent assets:
Stock compensation expense	469	428
Loss carryforwards	95,211	94,501
Depreciation and amortization	3,035	3,595
	98,740	98,867

Less: valuation allowance	(98,740)	(98,867)

	$--	$--

At December 31, 2010, the Company had net operating loss carryforwards of approximately $238,032,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2011 and 2030. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating loss related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2010 and 2009 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock:

In April 2010, the Company issued to a certain accredited investor 1,333 shares of Series B Convertible Preferred Stock at $150 per share for a total of $200,000.  The Series B Convertible Preferred Stock bears an annual dividend of 8%.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Additionally, the Series B stock provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The warrants expire in five years.  333,333 warrants were issued to the investor.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has allocated the proceeds received from the Convertible Series B Preferred Stock and Warrant Offering based upon relative fair value. Using Black-Scholes, the Company has determined that the fair value of the warrants issued is $54,455 and the beneficial conversion amount is $66,667. Since this beneficial conversion feature is immediately convertible upon issuance, the Company has fully amortized this beneficial conversion feature in the Statement of Operations during the year ended December 31, 2010.

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

Stock Grants:

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination.  The Company used the Black-Scholes method to value these shares and assumed a life of 10 years.  The Company recorded compensation expense of approximately $36,000 for fiscal 2010 and 2009.

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

Activity for stock options issued under these plans for the fiscal years ending December 31, 2010 and 2009 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2009A	2,707,006	0.10-3,931.25	$1.10
Granted	1,444,750	0.09	$0.09
Forfeited	(648,599)	0.09-3,931.25	$1.21
Balance at December 31, 2010	3,503,157	0.09-581.00	$0.60	$0.00

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2010 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2009	338,334	0.10-0.25	$0.15
Granted	1,444,750	0.09	$0.09
Vested	(669,915)	0.09-0.25	$0.11
Forfeited	(91,666)	0.09-0.25	$0.16
Balance at December 31, 2010	1,021,503	0.09	$0.09

There were 1,444,750 options granted in during 2010 and 475,000 options granted during 2009. The weighted average grant date fair value of options issued during the years ended December 31, 2010 and 2009 was equal to $0.09 and $0.12 per share, respectively. There were no option grants issued below fair market value during 2010 and 2009.

At December 31, 2010, there was unrecognized compensation cost of $70,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2 years.

At December 31, 2010 and 2009, options to purchase 2,481,654 and 2,368,672 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.09 to $581.00. The following table summarizes information about stock options outstanding at December 31, 2010:

EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE FOR OPTIONS OUTSTANDING	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$0.09-0.50	1,847,250	9.2	825,747	$0.11
0.51-0.51	1,634,093	6.6	1,634,093	0.51
0.52-393.12	21,304	2.5	21,304	40.97
393.13-581.00	510	0.4	510	407.47

	3,503,157	8.0	2,481,654	$0.81

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

In addition to the voting rights described above, the holders of a majority of the shares of Series A-1 preferred stock are entitled to appoint two observers to the Company’s Board of Directors who shall be entitled to receive all information received by members of the Board of Directors, and shall attend and participate without a vote at all meetings of the Company’s Board of Directors and any committees thereof.  At the option of a majority of the holders of Series A-1 preferred stock, such holders may elect to temporarily or permanently exchange their board observer rights for two seats on the Company’s Board of Directors, each having all voting and other rights attendant to any member of the Company’s Board of Directors.  There are three current Board of Directors that are holders of the Series A-1 preferred stock.  As part of the Recapitalization, the right of the holders of Series A-1 preferred stock to elect a majority of the voting members of the Company’s Board of Directors shall be terminated.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model.  Warrants granted in 2010 and 2009 were valued using the following assumptions:

	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Expected Dividend	Fair Value of Common Stock	Number of Outstanding Warrants

Secured Promissory Note Warrants	5	149%	2.85%	None	$0.20	750,000
Series B Preferred Stock Warrants	5	118%	3.96%	8%	$0.25	2,600,000

NOTE 10.  EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc 401(K) Plan.  Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary.  Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions.  The Company opted not to make any matching contributions for 2010 and 2009.

NOTE 11.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2010, three customers accounted for 41%, 20% and 13% of operating revenues and two customers accounted for 84% of accounts receivable at December 31, 2010.  In 2009, three customers accounted for 51%, 29% and 13% of operating revenues and one of those customers accounted for 89% of accounts receivable at December 31, 2009.

NOTE 12.  FOREIGN CURRENCIES

The Company’s net foreign currency transaction losses/ (gains) were $0 and $3,000, for the years ended 2010 and 2009, respectively.

NOTE 13.  RELATED PARTY INFORMATION

At December 31, 2009, the Company was indebted to John L. (Launny) Steffens in the amount of $710,000. The Notes bore interest rates from 3% to 12%.

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

From April 2010 through December 2010, the Company entered into multiple short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Notes bear interest at 12% per year and are unsecured. At December 31, 2010, the Company was indebted to Mr. Steffens in the amount of $1,665,000.  The loans mature at various dates through March 31, 2011.

In March 2011, Mr. Steffens agreed to extend the maturity on these Notes until March 31, 2012.

In October 2007, the Company agreed to restructure the note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new Note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance is due on December 31, 2011.  During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal. At December 31, 2010, the Company was indebted to BluePhoenix Solutions in the amount of $671,000.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC.  For a description of the transactions between the Company and SOAdesk, see Note 2.

NOTE 14.  LEASE COMMITMENTS AND EMPLOYMENT AGREEMENTS

The Company leases certain facilities and equipment under various operating leases.  Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 consisted of only one lease as follows (in thousands):

Lease Commitments

2011	$95
2012	95
2013	98
2014	59
$347

Rent expense for the years ended December 31, 2010 and 2009, was $59,000 and $97,000, respectively.  As of December 31, 2010 and  2009, the Company had no sublease arrangements.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2011, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2011, we agreed to pay Mr. Castagno an annual base salary of $150,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. The Company has never paid any such third party claims.

NOTE 16.  DISCONTINUED OPERATIONS

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

NOTE 17.  SUBSEQUENT EVENTS

As of March 25, 2011, Cicero Inc. (the “Company”) and SOAdesk, LLC (“SOAdesk”) entered into (i) an Amendment No. 3 to the $700,000 aggregate principal amount unsecured convertible note (the “$700,000 Note”) that was issued to SOAdesk under the Asset Purchase Agreement, dated as January 15, 2010, between the Company, SOAdesk and Vertical Thought, Inc. (the “Asset Purchase Agreement”), and (ii) an Amendment No. 3 to the $525,000 aggregate principal amount unsecured convertible note (the “$525,000 Note”) that was issued to SOAdesk under the Asset Purchase Agreement (collectively, the “Note Amendments”).  The purpose of the Note Amendments was to extend the maturity of each of the $700,000 Note and the $525,000 Note to March 31, 2012. In connection with the Note Amendments, the Company issued a five-year warrant to SOAdesk to purchase up to 100,000 shares of its common stock at an exercise price of $0.08 per share.

On March 30, 2011, John L. Steffens, the Chairman of the Board of Directors, agreed to extend the maturity date of all outstanding notes totaling $1,665,000 to March 31, 2012.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.