Form 10-Q
period 2011-03-31
CICERO INC
filed 2011-05-16
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________

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

Large accelerated filer	☐	Non accelerated filer	☐

Accelerated Filer	☐	Smaller reporting company	☑

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

47,244,524 shares of common stock, $.001 par value, were outstanding as of April 27, 2011.

Cicero Inc.

Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$199	$43
Trade accounts receivable, net	277	137
Prepaid expenses and other current assets	316	279
Total current assets	792	459
Property and equipment, net	37	40
Intangible asset, net (Note 3)	1,255	1,430
Goodwill (Note 3)	2,832	2,832
Total assets	$4,916	$4,761
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 4)	$5,108	$1,473
Accounts payable	1,449	1,357
Accrued expenses:
Salaries, wages, and related items	1,255	1,251
Earn-out contingency (Note 2)	--	789
Other	1,918	1,741
Deferred revenue	1,287	374
Total current liabilities	11,017	6,985
Long-term debt (Note 5)	1,000	4,440
Total liabilities	12,017	11,425

Commitment and Contingencies (Note 9)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 – 1,543.6 shares issued and outstanding at March 31, 2011 and December 31, 2010	--	--
Series B - 10,400 shares issued and outstanding at March 31, 2011 and at December 31, 2010	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at March 31, 2011 47,243,524 issued and outstanding at March 31, 2011 and 47,098,185 issued and outstanding at December 31, 2010	47	47
Additional paid-in capital	232,399	232,369
Accumulated deficit	(239,547)	(239,080)
Total stockholders' deficit	(7,101)	(6,664)
Total liabilities and stockholders' deficit	$4,916	$4,761

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Software	$164	$149
Maintenance	383	311
Services	182	23
Total operating revenue	729	483

Cost of revenue
Software	175	150
Maintenance	38	49
Services	274	218
Total cost of revenue	487	417

Gross margin	242	66

Operating expenses:
Sales and marketing	472	489
Research and product development	231	221
General and administrative	316	338
Total operating expenses	1,019	1,048
Loss from operations	(777)	(982)

Other income/(expense):
Interest expense	(175)	(109)
Gain on reversal of earn-out accrual	517	--

Net loss	$(435)	$(1,091)
8% preferred stock Series B dividend and deemed dividend on preferred stock	32	23
Net loss applicable to common stockholders	$(467)	$(1,114)
Loss per share applicable to common stockholders – basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding – basic and diluted	47,114	47,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(435)	$(1,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181	152
Stock compensation expense	21	10
Provision for doubtful accounts	12	--
Gain on write down of earn out contingency	(517)	--
Changes in assets and liabilities:
Trade accounts receivable	(152)	33
Prepaid expenses and other assets	(37)	(11)
Accounts payable and accrued expenses	(22)	31
Deferred revenue	913	972
Net cash (used in)/provided by operating activities	(36)	96

Cash flows from investing activities:
Purchases of equipment	(3)	(4)
Acquisition of SOAdesk assets	--	(300)
Net cash used in investing activities	(3)	(304)

Cash flows from financing activities:
Issuance of series B convertible preferred stock	--	500
Borrowings under short and long-term debt	300	220
Repayments of short and long-term debt	(105)	(520)
Net cash provided by financing activities	195	200
Net increase (decrease) in cash	156	(8)
Cash:
Beginning of period	43	12
End of period	$199	$4

Non-Cash Investing and Financing Activities:

During March 2011, the Company converted $9,000 of interest payable to a private lender by issuing 145,339 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three months ended March 31, 2011 and 2010 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of $643,000 and $1,280,000 for the years ended December 31, 2010 and 2009, respectively, and has experienced negative cash flows from operations for each of the past three years.  For the three months ended March 31, 2011, the Company incurred losses of $435,000 and had a working capital deficiency of $10,225,000 as of March 31, 2011. Management feels that the Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company anticipates that it will raise additional funds in the next several months however, there can be no assurance the Company will be able to do so.  The Company has extended the maturity dates of several debt obligations that were due in 2011 to 2012, to assist with liquidity and may attempt to extend these maturity dates farther if necessary.  Despite the recent additions of several new clients, the Company continues to struggle to gain additional sources of liquidity on terms that are acceptable to the Company. As such, there is substantial doubt of the Company’s ability to continue as a going concern.

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

The fair value and carrying amount of long-term debt were as follows:

	March 31, 2011	December 31, 2010
Fair Value	$853,288	$4,244,579
Carrying Value	1,000,000	4,440,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company did not issue any options in the first three months of 2011.  The Company recognized stock-based compensation expense of $21,000 for the three months ended March 31, 2011, comprising of $12,000 recognized in connection with outstanding options and $9,000 recognized for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of March 31, 2011 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2011	3,503,157
Granted	--
Exercised	--
Forfeited	(10)
Outstanding on March 31, 2011	3,503,147

Weighted average exercise price of outstanding options	$0.60
Shares available for future grants on March 31, 2011	1,019,857

Recently Adopted Accounting Pronouncements

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles – Goodwill and other (Topic 350): When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  This update will be effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial positions and results of operations.

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

· an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010.  On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”).  At September 30, 2010, the maturity date was extended from September 30, 2010 to March 31, 2011.  In March 2011, the maturity date was further extended from March 31, 2011 to March 31, 2012;

·  $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a new convertible promissory note as stated below);

· an unsecured convertible note in the aggregate principal amount of $1,000,000, due in November 2015, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

· certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This new note, which carries an annual interest rate of 5%, is convertible into shares of the Company’s Series B Preferred Stock (Note 6) at the holder’s option and originally matured on June 30, 2010.  The Company paid principal in the amount of $100,000 in April 2010.  On June 30, 2010, the new convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010.  As of September 30, 2010, the new convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011.  The total outstanding debt as of March 31, 2011 is $425,000.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity date until March 31, 2012 and the Company issued a five-year warrant to SOAdesk to purchase up to 100,000 shares of its common stock at an exercise price of $0.08 per share.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized was $175,000 and the Company had reduced the Note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the company had fully amortized the debt discount of $175,000 in the statement of operations.

The Company is obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the eighteen month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  As of March 31, 2011, the Company has determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company has therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual.  At March 31, 2011 the Company has recorded $843,000 in accounts payable for the earn-out earned through March 31, 2011.  At March 31, 2011 the Company does not believe that any additional remaining targeted earn out will be achieved.

We account for contingent consideration payable to sellers of the acquired assets in accordance with the provisions of ASC Topic 805 “Business Combinations” to ensure that we account for any post combination payments made to sellers of acquired businesses as either additional purchase consideration or compensation based upon the (i) economic form of the transaction and (ii) subsequent involvement (if any) of the sellers in the business on a post combined basis.  The following information was determined by the Company in consultation with an independent appraiser.

Consideration:
Cash paid	$300,000
Convertible notes payable	2,225,000
Earn-out contingency	2,410,000
Total Consideration	$4,935,000
Allocated to:
Software	$2,103,000
Goodwill ($422,000 is deductible for tax purposes)	$2,832,000
$4,935,000

Simultaneously with the acquisition of the assets of SOAdesk LLC, the Company also closed an initial round of Series B Convertible Preferred Stock, of approximately $1,560,000 including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1.56 million raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  Dividends accrued at March 31, 2011 amounted to $149,000.

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

The Company will review for possible goodwill impairment by comparing the fair value of the reporting unit to the carrying value of the respective net assets. If the fair value exceeds the carrying values of the net assets, no goodwill impairment is deemed to exist. If the fair values of the reporting unit do not exceed the carrying values of the net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired.  The Company performs an evaluation of its goodwill on an annual basis and on an interim basis if there has been a triggering event or other indication of impairment.

The Company’s intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense for the first three months of 2011 was $175,000, resulting in a net intangible asset of $1,255,000 at March 31, 2011. At March 31, 2011, the estimated future amortization expense for each of the succeeding years is as follows: $526,000 for the remaining nine months of 2011, $701,000 for fiscal year 2012, and $28,000 for fiscal year 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

Based upon our annual evaluation testing, we have determined that the fair value of goodwill exceeds the carrying value of the net assets acquired as of March 31, 2011.

NOTE 4.   SHORT TERM DEBT

Short-term debt, and notes payable to related party consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Term loan (a)	$671	$671
Note payable – asset purchase agreement (b)	1,125	--
Note payable – related party (c)	1,974	9
Other short-term debt (d)	1,338	793
	$5,108	$1,473

(a)
In October 2007, the Company entered into an unsecured note, with Blue Phoenix Solutions in the principal amount of $1,021,000 with interest at LIBOR plus 1% (approximately 1.78% at March 31, 2011) maturing in December 2011. Interest is payable quarterly.

(b)	At March 31, 2011, the Company was indebted to SOAdesk LLC for the remaining portion of the related debt of $1,125,000. (See Note 5)

(c)
At March 31, 2011, the Company was indebted to John L. (Launny) Steffens, the Chairman of the Board of Directors, for the remaining portion of the related debt of $1,665,000. (See Note 5)

During 2011, the Company entered into two short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Notes bear interest at 12% per year and are unsecured. At March 31, 2011, the Company was indebted to Mr. Steffens in the amount of $300,000.

From time to time the Company entered into promissory notes with one of the Company’s directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of March 31, 2011 and December 31, 2010, the Company was indebted to Anthony Pizi in the amount of $9,000.

(d)
At March 31, 2011, the Company was indebted to certain investors for the remaining portion of the related long term debt of several secured Promissory notes of $650,000. (See Note 5)

The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders and employees, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the amount of $688,000 bear interest between 10% and 36% per annum.

NOTE 5.  LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Note payable – asset purchase agreement (a)	$--	$1,125
Note payable – related party (b)	--	1,665
Other long-term debt (c)	1,000	1,650
	$1,000	$4,440

a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and to securitize it with shares of the Company’s Series B Preferred Stock.  As of September 30, 2010, the maturity date was extended to March 31, 2011. In March 2011, the Company and SOAdesk LLC agreed to extend the maturity on the note to March 31, 2012 and the outstanding amount has been reclassified to short term debt as of March 31, 2011. (Note 4)  The note is convertible into shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of any Series B Preferred capital raise through maturity of the note.  The note is convertible at the holder’s option at any time or at maturity.

Also, as part of the Asset Purchase Agreement, the Company was to pay to the shareholders of SOAdesk LLC the sum of $525,000 on March 31, 2010.  In March 2010, the terms of the Asset Purchase Agreement were amended and the Company issued a new $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment originally due on March 31, 2010.  This new note, which carries an annual interest rate of 5%, is secured by shares of the Company’s Series B Preferred Stock.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010.  As of September 30, 2010, the maturity date was further extended to March 31, 2011.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity on the note until March 31, 2012 and the Company issued a five-year warrant to SOAdesk to purchase up to 100,000 shares of its common stock at an exercise price of $0.08 per share.  The note is convertible into shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of any Series B Preferred capital raise through maturity of the note.  The note is convertible into Series B Preferred Stock at the holder’s option at any time or at maturity. In April 2010, the Company paid $100,000 against the principal resulting in the amount due of $425,000 at December 31, 2010 and the outstanding amount has been reclassified to short term debt as of March 31, 2011. (Note 4). In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized is $175,000 and the Company has reduced the Note by that amount and increased Additional Paid in Capital by the same amount.   As of December 31, 2010, the Company has amortized $175,000 in the statement of operations.

b)
From time to time during 2010, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The Notes bear interest at 12% per year and are unsecured. At December 31, 2010, the Company was indebted to Mr. Steffens in the amount of $1,665,000.  In March 2011, the Company and Mr. Steffens agreed to extend the maturity on the notes until March 31, 2012 and the outstanding amount has been reclassified to short term debt as of March 31, 2011. (Note 4).

c)
In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The Notes bear interest at 15% and mature on January 31, 2012. The Notes are secured by the amount due under the Company’s support contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each Note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the Note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resales, if required.  The Company has allocated the proceeds received from the Note and Warrant Offering based on relative fair value and is amortizing such amount under the terms of the notes as additional interest expense in the amount of $50,349.  In February 2010, the Company reduced the principal indebtedness by $100,000.  At March 31, 2011, the Company was indebted to these investors in the amount of $650,000 of which amount has been reclassified to short term debt. (Note 4)

In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due November 14, 2015.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.

NOTE 6.   STOCKHOLDER’S EQUITY

During March 2011, the Company converted $9,000 of interest payable to a private lender by issuing 145,339 shares of its common stock.

NOTE 7.   INCOME TAXES

The Company accounts for income taxes in accordance with FASB guidance now codified as ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded as a result of the net loss for the first three months of fiscal year 2011 or 2010.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The following table sets forth the potential shares that are not included in the diluted loss per share calculation because to do so would be anti-dilutive for the periods presented (in thousands):

	Three months ended March 31,
	2011	2010
Stock options	3,503	2,408
Warrants	3,888	3,656
Preferred stock, common share equivalent	11,944	10,611

Options and warrants to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options and warrants were included for the three months ended March 31, 2011 and 2010, respectively.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

NOTE 9.   CONTINGENCIES

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business including matters involving proprietary technology. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2011.

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

•	We have a history of losses and expect that we will continue to experience losses through the second quarter of 2011;

•	We develop new and unproven technology and products;

•	We depend on an unproven strategy for ongoing revenue;

•	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

•
The so-called “penny stock rule” could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline;

•	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

•	Loss of key personnel associated with Cicero XM development could adversely affect our business;

•	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero XM;

•	Our ability to compete may be subject to factors outside our control;

•	The markets for our products are characterized by rapidly changing technologies, evolving industry standards, and frequent new product introductions;

•	We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects;

•	We may be unable to enforce or defend our ownership and use of proprietary and licensed technology; and

•	Our business may be adversely impacted if we do not provide professional services to implement our solutions.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Total revenue	$729	$483
Total cost of revenue	487	417
Gross margin	242	66
Total operating expenses	1,019	1,048
Loss from operations	$(777)	$(982)

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2010.

Total Revenues.  Total revenues increased $246,000, or 50.9%, from $483,000 to $729,000, for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010. The increase is  due to an increase across all revenue categories of software, maintenance and consulting revenue.

Total Cost of Revenue.  Total cost of revenue increased $70,000, or 16.8%, from $417,000 to $487,000, for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010.  The increase is primarily attributable to an increase in consulting expenses due to an increase in head count in late fiscal 2010 and an increase in consulting travel expenses.

Total Gross Margin.  Gross margin was $242,000, or 33.2%, for the three months ended March 31, 2011 as compared to the gross margin of $66,000, or 13.7% for the three months ended March 31, 2010. The increase in gross margin is primarily due to the increase in total sales partially offset by the higher cost of revenue from higher consulting expenses.

Total Operating Expenses.  Total operating expenses decreased $29,000, or 2.7%, from $1,048,000 to $1,019,000 for the three months ended March 31, 2011, as compared with the three months ended March 31, 2010.  The decrease in total operating expenses is primarily attributable to lower advertising expenses in first quarter 2011 and one time only expenses associated with the acquisition of assets from SOAdesk LLC in the first quarter of 2010.

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

The Company's revenues vary from quarter to quarter, due to market conditions, the budgeting and purchasing cycles of customers and the effectiveness of the Company’s sales force.  The Company typically does not have any material backlog of unfilled software orders and product revenue in any quarter is substantially dependent upon orders received in that quarter. Because the Company's operating expenses are relatively fixed over the short term, variations in the timing of the recognition of revenue can cause significant variations in operating results from quarter to quarter.

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

Software Products.
Software Product Revenue.  The Company earned $164,000 in software product revenue for the three months ended March 31, 2011 as compared to $149,000 in software revenue for the three months ended March 31, 2010, an increase of $15,000.

Software Product Gross Margin Loss.  The gross margin loss on software products for the three months ended March 31, 2011 was 6.7% compared with a gross margin loss of 0.7% for the three month ended March 31, 2010.  The decrease in gross margin is primarily due to an increase in the amortization of the acquired software from SOAdesk LLC of $28,000.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended March 31, 2011 increased by approximately $72,000, or 23.2%, from $311,000 to $383,000 as compared to the three months ended March 31, 2010 due to additional software sales in fiscal 2010.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended March 31, 2011 was 90.1% compared with 84.2% for the three months ended March 31, 2010.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase of gross margin is due to the increase in maintenance revenue and decrease in headcount.

Services.
Services Revenue.  Services revenue increased $159,000, or 691.3%, from $23,000 to $182,000 for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010. The increase in services revenues is primarily attributable to increase in consulting engagements in fiscal 2010 and first quarter 2011.

Services Gross Margin Loss.  Services gross margin loss was 50.5% for the three months ended March 31, 2011 compared with gross margin loss of 847.8% for the three months ended March 31, 2010.  The increase in gross margin was primarily attributable to the increase in consulting revenue.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2011 decreased by approximately $17,000, or 3.5%, from $489,000 to $472,000 as compared with the three months ended March 31, 2010.  The decrease is primarily attributable to decrease in advertising expenses and decrease in headcount.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $10,000, or 4.5%, from $221,000 to $231,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase in costs for the quarter is primarily due to an increase outside professional services.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended March 31, 2011 decreased by approximately $22,000, or 6.5%, from $338,000 to $316,000 over the same period in the prior year.  The decrease is primarily attributable to a decrease in headcount in the third quarter of 2010 and the decrease due to one-time expenses incurred in relation to the acquisition of assets of SOAdesk LLC in 2010.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the loss incurred in the first quarter of 2011 or 2010. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $199,000 at March 31, 2011 from $43,000 at December 31, 2010, an increase of $156,000.

Net cash provided by/used in Operating Activities.  Cash used in operations for the three months ended March 31, 2011 was $36,000 compared to cash provided by operations of  $96,000 for the three months ended March 31, 2010.  Cash used in operations for the three months ended March 31, 2011 was primarily due to the loss from operations, a gain of $517,000 from the write off of the remaining earn out contingency, an increase in accounts receivable of $152,000, an increase in prepaid assets of $37,000 and a decrease in accounts payable and accrued expenses of $22,000 partially offset by depreciation and amortization of $181,000, stock compensation of $21,000, bad debt write off of $12,000 and an increase in deferred revenue from maintenance contracts of $913,000.

Net cash used in Investing Activities. The Company purchased $3,000 worth of equipment during the three months ended March 31, 2011.

Net cash provided by Financing Activities.  Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $195,000 as compared with approximately $200,000 for the three months ended March 31, 2010.  Cash generated by financing activities for the three months ended March 31, 2011 was comprised primarily from the cash received from short term borrowings of $300,000 offset by repayment of $105,000 of short term debt.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2011 with cash on hand from December 31, 2010, the revenue generated in the first three months of 2011 and debt raised during the first three months of 2011.

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

The Company maintains a Revolving Note Agreement with an Investor in which the Company may from time to time borrow up to $500,000. The borrowings are secured by any outstanding receivables at the time of the loans. The loans bear interest at 36% per annum. At March 31, 2011, $300,000 was due and outstanding under the Revolving Note agreement.

In October 2007, the Company and BluePhoenix entered into a Note payable in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance is due on December 31, 2011.  In March 2008, the Company and BluePhoenix agreed to accelerate the principal reduction payment of $350,000 due on January 31, 2009 and $200,000 was paid in March 2008.  The Company paid $100,000 in January 2009.  BluePhoenix agreed to convert $50,000 of the repayment into 195,848 shares of the Company’s common stock in July 2008.  As of March 31, 2011, a total of $671,000 was due under the Note.

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

The Company has incurred losses of approximately $643,000 and $1,280,000 in the past two years and has experienced negative cash flows from operations for each of the past three years.  For the three months ended March 31, 2011, the Company incurred an additional loss of approximately $435,000 and has a working capital deficiency of approximately $10,225,000.  Management feels that the Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company anticipates that it will raise additional funds in the next several months however, there can be no assurance the Company will be able to do so.  The Company has extended the maturity dates of several debt obligations that were due in 2011 to 2012, to assist with liquidity and may attempt to extend these maturities again if necessary.  Despite the recent additions of several new clients, the Company continues to struggle to gain additional sources of liquidity on terms that are acceptable to the Company.  As such, there is substantial doubt of the Company’s ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements. We have no unconsolidated subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles – Goodwill and other (Topic 350): When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  This update will be effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial positions and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, the Company converted approximately $9,000 of interest payable due to a private lender by issuing 145,339 shares of its common stock.  These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

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

CICERO INC.

Date: May 16, 2011	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer