Form 10-K
period 2011-12-31
CICERO INC
filed 2012-04-16
CIK 945384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________

Commission File Number:  000-26392

CICERO INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2920559
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non - accelerated filer ☐	Smaller reporting company ☑

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $4,744,452 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 73,054,286 shares of Common Stock outstanding as of March 31, 2012.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

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

Boeing Employee Credit Union, Merrill Lynch/Bank of America, First Tennessee Bank and UBS, Inc.  each accounted for more than ten percent (10%) of our operating revenues in 2011.  Procore Solutions, Merrill Lynch/Bank of America and OpenConnect Systems each accounted for more than ten percent (10%) of our operating revenues in 2010.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into strategic partnerships with the following resellers, for integrated business solutions: Affiliated Computer Services, Inc., SLK, Almato Inc., and Tata Consultancy Services.  In addition, we have entered into strategic partnerships with Voice Print International, Exadel, Andrew Reise Consulting, Pipkins and CXM.  These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

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

Research and Product Development

We incurred research and development expense of approximately $969,000 and $876,000 in 2011 and 2010, respectively.

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

●
CRM software offers application tools that allow developers to build product specific interfaces and custom applications.  This approach is not designed to be product neutral and is often dependent on deep integration with our technology.  Siebel and Salesforce.com are representative products in the CRM software category.

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

Intellectual Property

Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. We have filed applications for patents on our United Data Model.  Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country.  We use the registered trademarks “Cicero®”, “Cicero XM®”, “United Data Model®”, and “United Desktop®”.

All other product and company names mentioned herein are for identification purposes only and are the property of, and may be trademarks of, their respective owners.

Employees

As of December 31, 2011, we employed 33 full time employees.  Our employees are not represented by a union or a collective bargaining agreement.

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

ITEM 1A.       RISK FACTORS

We have a history of losses and there are no assurances that such losses may not continue.

We experienced operating losses and net losses for each of the years from 2000 through 2011. We incurred a net loss of $0.5 million for 2010, and $3.0 million for 2011.  As of December 31, 2011, we had a working capital deficit of $11.3 million and an accumulated deficit of $242 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.   If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

We depend on an unproven strategy for ongoing revenue.

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2011, the Company had a working capital deficiency of $11.3 million. While the Company has repositioned itself and added additional technical award winning products and solutions and demonstrated increase in acceptance in the marketplace, the Company will need to attract more accounts in the near future. The Company’s success to date has been where it has been able to establish solutions specific to certain industry verticals such as financial services, contact centers and healthcare.

If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, or remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual interim financial statement will not be prevented or detected on a timely basis.  Due to a lack of adequate resources we did not independently account for a significant, complex, and non-routine transaction as of December 31, 2011.  However, the transaction has been properly disclosed in the accompanying consolidated financial statements as of December 31, 2011.  Due to the actual and potential effect on financial statement balances and disclosures of the deficiency noted above, we concluded that, this deficiency in internal controls constituted a material weakness in our internal control over financial reporting.

Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, including the one identified above, or to implement new or improved controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our public disclosures and reported financial information, which could have a negative effect on the trading price of our common stock.

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

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board.  Trading of our common stock on the OTCBB may be subject to certain provisions of the Securities Exchange Act of 1934, as amended, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our stock is currently a penny stock and therefore is subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

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

We believe that to fully implement our business plan we will be required to enhance our ability to work with the Windows 7, Microsoft Vista, Windows XP, and Windows 2000 operating systems as well as the Linux operating system by adding additional development personnel as well as additional direct sales personnel to complement our sales plan.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.           PROPERTIES

Our corporate headquarters and United States operations group and administrative functions are based in offices of approximately 5,038 square feet in our Cary, North Carolina office pursuant to a lease which expires in 2014.  We also believe that our present facilities are suitable for continuing our existing and planned operations.

ITEM 3.           LEGAL PROCEEDINGS

None

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007 we formally changed our name to Cicero Inc. and now trade under the ticker CICN.  The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2011 and 2010.

	2011		2010
Quarter	High	Low	High	Low
First	$0.08	$0.05	$0.20	$0.08
Second	$0.12	$0.06	$0.20	$0.12
Third	$0.10	$0.05	$0.13	$0.08
Fourth	$0.06	$0.03	$0.08	$0.05

The closing price of the common stock on March 20, 2012 was $0.15 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.   As of March 07, 2012, we had 204 registered stockholders of record.

Recent Sales of Unregistered Securities

In March 2012, the Company converted $3,841,315 of assorted short and long term notes, interest payable and accrued Series B preferred stock dividends into 25,608,762 shares of common stock of the Company.  The amounts were converted at a price of $0.15 per share of common stock.  The following is a breakdown:

	Debt	Interest	Series B Dividends	Common Stock
Launny Steffens	$3,000,000	$--	$165,333	21,102,222
SOAdesk, LLC	300,000	--	--	2,000,000
Private Investors	243,502	26,372	--	1,799,155
Scott Lustgarten	--	3,107	25,833	192,934
Ahab Partner L.P.	--	--	32,292	215,278
Don Peppers	--	--	30,578	203,852
Ahab International Ltd.	--	--	10,764	71,759
Mark Landis	--	3,534	--	23,562
	$3,543,502	$33,013	$264,800	25,608,762

The shares of common stock described above are not registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan, the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	4,296,193	$0.39	224,857
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

	Years Ended December 31,
	2011	2010
Revenue:
Software	20.8%	36.5%
Maintenance	47.3%	48.0%
Services	31.9%	15.5%
Total	100.0%	100.0%

Cost of revenue:
Software	21.5%	22.6%
Maintenance	3.5%	4.9%
Services	32.7%	30.6%
Total	57.7%	58.1%

Gross margin	42.3%	41.9%

Operating expenses:
Sales and marketing	58.2%	66.5%
Research and product development	29.8%	29.4%
General and administrative	36.5%	42.3%
Total	124.5%	138.2%

Loss from operations	(82.2)%	(96.3)%
Other income/(expense), net	(9.1)%	80.9%
Net loss	(91.3)%	(15.4)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2011	2010
United States	100%	100%

 Years Ended December 31, 2011 and 2010

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

Total revenues for the year ended December 31, 2011 increased 9.3% or $278,000 from $2,976,000 in 2010 to $3,254,000 in 2011.  Total revenues for the year ended December 31, 2010 increased 19.1% or $478,000 from $2,498,000 in 2009 to $2,976,000 in 2010.  The increase in revenues in 2011 is due to an increase in maintenance and services due to increase in software sales in 2010 and consulting projects with current and new customers partially offset by a decrease in software sales.  The increase in revenues in 2010 is due to increase in software sales and maintenance revenues due to the introduction of an expanded product line of our software.  Gross profit margin was 58% and 42% for 2011 and 2010, respectively.

Software Products. Software products revenue for the year ended December 31, 2011 decreased 37.8% or $410,000 from $1,086,000 in 2010 to $676,000 in 2011.  Software products revenue for the year ended December 31, 2010 increased 151.9% or $655,000 from $431,000 in 2009 to $1,086,000 in 2010.  The decrease in software revenue in 2011 is due to a longer sales cycle and the deferral of approximately $1.2M in software license sales until 2012.    The increase in software revenue in 2010 reflects the expanded product suite as a result of the acquisition of the assets of SOAdesk LLC in January 2010.

The gross margin loss on software products was (3.7%) for the year ended December 31, 2011 and a gross margin of 38.1% for the year ended December 31, 2010.  Cost of software is composed primarily of amortization expense related to intangible assets acquired as part of the SOAdesk LLC transaction in January 2010. The Company amortizes its intangibles assets over a period of three years.

The Company expects to see a continuing increase in software sales coupled with improving margins on software products as Cicero XM gains acceptance in the marketplace. The Company’s expectations are based on its review of the sales cycle that has developed around the Cicero XM product since being released by the Company, its deferred revenue as of December 31, 2011, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations and the market impact of awards and analysts reviews that have been bestowed on the products.

Maintenance.  Maintenance revenues for the year ended December 31, 2011 increased 7.9% or $113,000 from $1,427,000 in 2010 to $1,540,000 in 2011.  Maintenance revenues for the year ended December 31, 2010 increased 20.7% or $245,000 from $1,182,000 in 2009 to $1,427,000 in 2010.  The increase in maintenance revenues for 2011 is primarily attributed to the increase in new software sales offset by certain non-renewals.  The increase in maintenance revenues for 2010 is primarily attributed to the increase in new software sales and a tiered increase in the maintenance contract with Merrill Lynch.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 92.6% and 89.8% for 2011 and 2010, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero XM products. The cost of maintenance should increase slightly.

Services.  Services revenue for the year ended December 31, 2011 increased 124.2% or $575,000 from $463,000 in 2010 to $1,038,000 in 2011.  Services revenue for the year ended December 31, 2010 decreased by 47.7% or $422,000 from $885,000 in 2009 to $463,000 in 2010.  The increase in service revenue in 2011 is primarily attributable to new service contracts with the growth in software sales as our products gain a greater acceptance in the marketplace.  The decrease in services revenue in 2010 is primarily attributable to general reductions in consulting contracts with existing customers.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin was (2.3%) and (97.0%) for fiscal 2011 and 2010, respectively.  The increase in gross margin from 2010 to 2011 is primarily due to the increase in service revenue partially offset by higher expenses due to an increase in personnel.  The decrease in gross margin from 2009 to 2010 is due to the decrease in service revenue primarily due to reduction in consulting contracts.

Services revenues are expected to increase as the Cicero XM product gains acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses decreased 4.3% or $85,000 to $1,893,000 in 2011. The decrease in sales and marketing is due to an overall decrease in advertising expenses, outside professional services and commissionable sales partially offset by increase in trade show participation.  Sales and marketing expenses increased 64.4% or $775,000 to $1,978,000 in 2010. The increase in sales and marketing is due to increase in headcount in support of the acquisition of SOAdesk assets, commissions on greater sales in 2010, and greater advertising and trade show participation in support of the introduction of Cicero XM.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.  Research and development expense increased 10.6% or $93,000 to $969,000 in 2011. The increase in costs in 2011 is due to an additional headcount of one employee in the second quarter of 2011 and an increase in outside professional services.  Research and development expense increased 62.2% or $336,000 to $876,000 in 2010.  The increase in costs in 2010 is due to an increase in headcount of four employees in support of the acquisition of SOAdesk assets.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses decreased 5.6% or $71,000 to $1,189,000.  The decrease is primarily due to a reduction in outside professional services associated with the SOAdesk asset acquisition in 2010.  General and administrative expenses decreased 3.8% or $50,000 to $1,260,000 in 2010.  The decrease is primarily due to a reduction in stock option expenses.

General and administrative expenses are expected to remain fairly static going forward.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2011 and 2010. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Charges). Other income (net) decreased $2,632,000 in 2011 versus 2010.  The decrease is primarily due to the write offs of old accounts payables in 2010 partially offset by additional income of $517,000 for the adjustment to the SOAdesk LLC earn-out.  Other income (net) increased $3,170,000 in 2010 over 2009. The increase is primarily caused by an adjustment to the SOAdesk LLC earn-out of $1,050,000 along with $1,712,000 of write offs of accounts payables that were in excess of 7 years old. The Company has not had any contact from these vendors and has taken the position that the statute of limitations precludes any vendor from enforcing collection on these amounts.

Interest expense increased $73,000 from $740,000 in 2010 to $813,000 in 2011 due to the increase in debt obligations incurred by the Company.  Interest expense increased $457,000 from $283,000 in 2009 to $740,000 in 2010 due to the increase in debt obligations incurred by the Company.

Net Loss. Net loss increased $2,511,000 to a loss of $2,970,000 in fiscal 2011.  The increase in loss is primarily due to the non-recurring income realized in 2010 from the write off of old payables partially offset by the increase in total sales revenue in fiscal 2011 versus fiscal 2010.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $184,000 on December 31, 2011 compared with $43,000 on December 31, 2010, an increase of $141,000.  The Company incurred a net loss of $2,970,000 for the year ended December 31, 2011 compared to net loss of $459,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2011, the Company had a working capital deficiency of $11,300,000. Included in the total working capital deficiency are approximately $3,800,000 of liabilities which have since been converted into common stock of the Company since the balance sheet date, approximately $1,800,000 of liabilities which have since been paid and $1,200,000 of deferred revenues from license sales which will be recognized into income during the first six months of 2012.

Operating activities utilized $1,203,000 in cash, which was primarily comprised of the loss from operations of $2,970,000, an adjustment of $517,000 for the earn-out contingency associated with the SOAdesk acquisition, an increase in accounts receivable of $738,000 and prepaid expenses of $125,000.  This was offset by non-cash charges for depreciation of $21,000 and amortization of $701,000, stock compensation expense of $111,000, bad debt expense of $14,000, an increase of trade payables and other accruals of $1,063,000, and an increase of deferred revenue of $1,237,000.

 The Company utilized approximately $13,000 in cash in the purchase of updating the Company’s network equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2011 with cash on hand from December 31, 2010, as well as through the use of proceeds from other short term borrowings in the amount of $1,357,000, net of repayments.

The Company funded its cash needs during the year ended December 31, 2010 with cash on hand from December 31, 2009, as well as through the use of proceeds from the issuance of Series B preferred stock in the aggregate amount of $700,000 and other short term borrowings of $1,329,000, net of repayments.

During 2010 and 2011, the Company entered into various short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000.  In March 2012, Mr. Steffens converted $3,000,000 of his debt into 20,000,000 shares of common stock of the Company. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.

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

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The notes bear interest at 15% and matured on January 31, 2012. The notes are secured by the amount due the Company under its support agreement with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resale, if required.  In February 2010, the Company reduced the principal indebtedness by $100,000.  In March 2012, the Company paid these notes in their entirety of $650,000.

The Company maintains a Note Agreement with an Investor in which the Company may from time to time borrow up to $500,000. The borrowings are secured by any outstanding receivables at the time of the loans. The loans bear interest at 36% per annum. At December 31, 2011, $300,000 was due and outstanding under the note agreement. The Company and the lender are in discussions to establish a payment plan to retire the note and accrued interest.

In October 2007, the Company and BluePhoenix entered into a note payable in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, $350,000 was due on January 31, 2009 and the balance is due on December 31, 2011.  In March 2008, the Company and BluePhoenix agreed to accelerate the principal reduction payment of $350,000 due on January 31, 2009 and $200,000 was paid in March 2008.  The Company paid $100,000 in January 2009.  BluePhoenix agreed to convert $50,000 of the repayment into 195,848 shares of the Company’s common stock in July 2008.  In January 2012, the Company entered into an addendum to the original note to extend the maturity of all outstanding principal and interest of $752,594 to December 31, 2012.  At the time of the extension, the Company paid $150,000 towards principal and interest on the note.    The unpaid principal and accumulated interest shall bear interest at a rate of LIBOR (3 months $ LIBOR) plus 6.7% per annum calculated quarterly.  In March 2012, the Company made a $50,000 principal reduction payment against this note.  In April 2012, the Company paid the balance of this note and recognized a gain of approximately $170,000.

In October 2007, the Company entered into a Long Term Promissory Note in the amount of $300,000 with Mr. John L. (Launny) Steffens, our chairman. The note bears interest at 3% per annum and had an original maturity date of October 30, 2009. In order to bring the interest rate on the note in compliance with arm’s length transactions, the Company also issued 188,285 warrants to purchase the Company’s common stock at $0.18 each. The warrants were valued using the Black- Scholes method and a fair value of $34,230 was charged to stock compensation expense in the fourth quarter of 2007. The warrants expire in 10 years. The Company used the proceeds from that loan to pay down the debt to Bank Hapoalim as noted above.  In March 2009, the Company and Mr. Steffens agreed to extend the maturity on the above note to October 2010.  In January 2010, Mr. Steffens agreed to convert his note into Series B Convertible Preferred Stock.

The Company believes that its financing activities and capitalization structure will have a positive impact on the future operations of the Company and its ability to raise additional capital, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner, especially in light of the continued tightness in the global credit markets as a result of the recent economic crisis.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  The Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company has entered into several significant contracts in 2011 and 2012 which are generating capital to sustain its operations.  The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects.  The Company has also retired approximately $1,900,000 of debt in 2012, has converted $3,800,000 of debt into common stock and has received notification of debt forgiveness of $404,000.  The Company anticipates generating revenue in the first quarter of 2012 in excess of revenue obtained for the entire year of 2011. The Company anticipates that it will generate sufficient cash to sustain operations for the forthcoming year.

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

● an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010.  On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”).  At September 30, 2010, the maturity date was extended from September 30, 2010 to March 31, 2011.  In March 2011, the maturity date was further extended from March 31, 2011 to March 31, 2012.  In March 2012, the maturity date was further extended from March 31, 2012 to December 31, 2012;

●  $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a convertible promissory note as stated below);

● an unsecured convertible note in the aggregate principal amount of $1,000,000, due in November 2015, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

● certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This note, which carries an annual interest rate of 5%, is convertible into shares of the Company’s Series B Preferred Stock (Note 6) at the holder’s option and originally matured on June 30, 2010.  The Company paid principal in the amount of $100,000 in April 2010.  On June 30, 2010, the convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010.  As of September 30, 2010, the convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011.  The Company paid principal in the amount of $4,000 in May 2011.  The total outstanding debt as of December 31, 2011 is $421,000.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity date until March 31, 2012 and the Company issued a five-year warrant to SOAdesk to purchase up to 100,000 shares of its common stock at an exercise price of $0.08 per share.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized was $175,000 and the Company had reduced the note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the Company had fully amortized the debt discount of $175,000 in the statement of operations.  In April 2012, the Company paid this note in full.

The Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the eighteen month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  As of March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company has therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual.  At December 31, 2011 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.

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

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future.  At December 31, 2011, we had a valuation allowance of $83,172,000 against $83,172,000 of gross deferred tax assets.  We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2011, the Company has net operating loss carryforwards of approximately $199,530,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2012 and 2031.

Recent Accounting Pronouncements:

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this standard and it did not have a material impact on the Company’s consolidated financial position and results of operations.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on a material weakness in our internal controls as discussed below, we have concluded that our disclosure controls and procedures were not effective.

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

(b) Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.  Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our internal control over financials reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisitions, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended December 31, 2011.  In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual interim financial statement will not be prevented or detected on a timely basis.  As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2011 because of the material weakness set forth below.

Due to a lack of adequate resources we did not independently account for a significant, complex, and non-routine transaction as of December 31, 2011.  However, the transaction has been properly disclosed in the accompanying consolidated financial statements as of December31, 2011.  Due to the actual and potential effect on financial statement balances and disclosures of the deficiency noted above, we concluded that, this deficiency in internal controls constituted a material weakness in internal control over financial reporting.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring.

(c) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	70	Director and Chairman
John Broderick	62	Director and Chief Executive Officer/Chief Financial Officer
Antony Castagno	44	Director and Chief Technology Officer
Mark Landis	70	Director
Bruce W. Hasenyager	70	Director
Jay R. Kingley	51	Director
Charles B. Porciello	76	Director
Bruce D. Miller	61	Director
John W. Atherton	69	Director
Don Peppers	61	Director

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

Mark Landis
Director since July 2005.

Mr. Landis is the Managing Member of Catalyst Partners, a family investment vehicle created in 1995. From 2003 to 2005 he was Executive in Residence of The Jordan Company, a private equity firm based in New York City.  In 2003 Mr. Landis retired from being President of the North American Security Division of Siemens Building Technologies, Inc., (SBT) having been C.E.O. of Security Technologies Group, Inc. (STG) which was acquired by Siemens in 2001.  Mr. Landis earned his B.A. from Cornell University and his Jurist Doctorate from the University of Pennsylvania.  Mr. Landis received his CPCU - Chartered Property and Casualty Underwriter from the American Institute for Property and Liability Underwriters.  We believe Mr. Landis’ qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

Bruce W. Hasenyager
Director since October 2002.

Mr. Hasenyager has been a director of the Company since October 2002.  Since November 2004, Mr. Hasenyager has served as Principal of Bergen & Webster Executive Communications.  Prior to that, he served as Director of Business and Technology Development at the Hart eCenter at Southern Methodist University (SMU) and Chief Operating Officer of the Guildhall at SMU. From April 1996 to April 2002, Mr. Hasenyager was a founder and served as Senior Vice President of Technology and Operations and Chief Technology Officer at MobilStar Network Corporation. Prior to April 1996, Mr. Hasenyager held executive and senior management positions in information technology at Chemical Bank, Merrill Lynch, Kidder Peabody, and Citibank.  We believe Mr. Hasenyager’s qualifications to serve on our Board of Directors include his many years of industry experience.

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

Charles B. Porciello
Director since June 2005.

Mr. Porciello has been a director since June 6, 2005.  From 2003 until 2011, Mr. Porciello had been the Chief Executive Officer of Pilar Services, Inc. From 2001 until 2003, he served as Chief Operating Officer of Enterprise Integration Corporation, a minority-owned IT services company.  Prior to that Mr. Porciello worked for various IT companies, developing and facilitating in their growth.   Mr. Porciello retired from the U.S. Air Force in 1982 after serving his country for twenty five years. Mr. Porciello graduated from the U.S. Military Academy with a B.S. in Engineering and received his Master’s Degree in Management from the University of Nebraska.  We believe Mr. Porciello’s qualifications to serve on our Board of Directors include his experience as Chief Operating Officer of an IT service company and his many years of experience in the industry.

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

There are no family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2011. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4350(d) of the National Association of Securities Dealers’ listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S due to his experience as a Chief Financial Officer of a public company.

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

The members of the Compensation Committee are Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the former Chief Executive Officer of Pilar Services Inc., a reseller partner.  We recognized no revenue with Pilar Services Inc. during 2011 and 2010.  There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

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

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2011.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our chief executive officer’s incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. We believe that these metrics also correlate to stockholder value and individual performance. Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2011 and 2010.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2012.

Our Chief Technology Officer, Mr. Castagno, is eligible for non-equity incentive plan compensation with a target bonus of $64,500 for achieving targeted pretax income for fiscal 2012.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at December 31, 2011, 224,857 shares were available for future option grants and awards. The Company’s previous equity-based compensation plan, entitled Level 8 Systems 1997 Employee Stock Option Plan, expired during fiscal 2007. There are 19,850 options outstanding under that plan.

To date, awards have been mainly in the form of non-qualified stock options granted under the Plans. The Compensation Committee grants these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.  During fiscal 2011, the Company granted options to purchase 880,000 shares to employees.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards (1)	Non- Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
John P. Broderick Chief Executive Officer Chief /Financial Officer, Corporate Secretary	2011	$175,000	--	--	$25,000	$6,030	$206,030
	2010	$175,000	--	$6,668	$25,000	$10,943	$217,611

Antony Castagno Chief Technology Officer *	2011	$150,000	--	--	--	$5,402	$155,402
	2010	$150,000	--	$6,668	--	$5,465	$162,133

* Mr. Castagno joined our Company in January 2010.

(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model.

(2)
Non-equity incentive plan compensation includes a bonus for certain revenue transactions for named executive earned during fiscal year ended December 31, 2011 and 2010.  The revenue transaction was the acceptance of the first contract greater than $300,000 for each fiscal year.

(3)
Other compensation includes the Company’s portion of major medical insurance premiums and long term disability premiums for named executives during fiscal year ended December 31, 2011 and 2010, respectively.

Grants of Plan Based Awards

The Company did not award any stock options to the named executives during fiscal 2011.  The Company awarded 75,000 stock options to each of the named executives in fiscal 2010.  The Company did not award any stock appreciation rights (“SARs”) during fiscal 2011 and 2010.

The following table presents the number and values of exercisable options as of December 31, 2011 by the named executive.

Outstanding Equity Awards at December 31, 2011

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)		Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)		Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
John P. Broderick	1,000	(1)	--		$39.00	07/08/2012
	4,950	(2)	--		$26.00	04/24/2013
	5,000	(3)	--		$31.00	02/18/2014
	549,360	(4)	--		$0.51	08/17/2017
	50,000	(5)	25,000	(5)	$0.09	08/20/2020
							549,630	(6)	$54,963
Antony Castagno	50,000	(5)	25,000	(5)	$0.09	08/20/2020

(1)	These options were granted on July 8, 2002. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on July 8, 2002.

(2)	These options were granted on April 24, 2003. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on April 24, 2003.

(3)	These options were granted on February 18, 2004. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on February 18, 2004.

(4)	These options were granted on August 17, 2007. This stock option vests in three equal installments with the first installment vesting on August 17, 2007.

(5)	These options were granted on August 20, 2010. This stock option vests in three equal installments with the first installment vesting on August 20, 2010.

(6)	These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2011. Mr. Broderick and Mr. Castagno have 635,310 and 75,000 outstanding options respectively at December 31, 2011.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2012, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2012, we agreed to pay Mr. Castagno an annual base salary of $150,000 and a performance cash bonus of up to $214,500 per annum based upon exceeding certain pre-tax operating net income metrics, as determined by and at the discretion of the Compensation Committee.  If the Company terminates Mr. Castagno’s employment without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over that six (6) month period following termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us,  assist any business in attempting to solicit or divert business from us, solicit or hire any person who was our employee during the employment agreement term, or assist any business in attempting to solicit or hire any person who was our employee during the employment agreement term.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to named executive has been estimated in the table below. Since all options held by the executive are out-of-the-money, we have not estimated any value for option acceleration. The deferred compensation amount represents voluntarily deferred salary in fiscal 2004 and 2005 as well as accrued, but unpaid bonuses from fiscal 2003.

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

Director Compensation

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock which may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. No compensation was awarded during fiscal 2011.  In August 2010, outside directors were each granted an option to purchase 7,000 shares of common stock, at a price equal to the fair market value on the date of grant. The value of each of these awards was $622.  These options vested over three years with 33% vesting immediately and provided that the director is still a member of the Board of Directors. In addition, each outside director who serves on either the Audit Committee, the Compensation Committee or as the Chairman of the Board, were each granted an additional option to purchase 3,000 shares of common stock at a price equal to the fair value on the date of grant. The value of each of these awards was $267. These options vested over three years with 33% vesting immediately and provided that the director is still a member of the Board of Directors.

No cash compensation was paid during fiscal 2011 by us to each of our non-employee directors who served during fiscal 2011.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 31, 2012 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 73,054,286 common shares, 1,541.618 Series A1 preferred shares and 10,400 Series B preferred shares outstanding as of March 31, 2012.   Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class	No. of Series A1 Shares	% of Class	No. of Series B Shares	% of Class	% of Combined Classes
John L. Steffens (1)	28,315,481	37.7%	14.832	1.0%	6,400.00	61.5%	42.6	% (2)
Jonathan Gallen (3)	9,699,840	13.2%	--	*	1,667.00	16.0%	15.1	% (4)
Mark and Carolyn P. Landis (5)	3,781,384	5.2%	1,326.136	86.0%	--	*	6.9	% (6)
SOAdesk LLC	5,168,860	7.1%	--	*	8,240.59	44.2%	16.5	% (7)
Bruce Miller	2,289,322	3.1%	--	*	--	*	3.1	% (8)
Don Peppers	899,179	1.2%	--	*	1,333.33	12.8%	3.0	% (9)
John P. Broderick	1,162,918	1.6%	--	*	--	*	1.6	% (10)
John W. Atherton	163,451	*	--	*	--	*	*	(11)
Bruce W. Hasenyager	48,319	*	--	*	--	*	*	(12)
Charles Porciello	94,953	*	--	*	--	*	*	(13)
Antony Castagno	50,000	*	--	*	--	*	*	(14)
Jay R. Kingley	16,667	*	--	*	--	*	*	(15)
Scott Lustgarten	443,934	*	--	*	1,000.00	9.6%	1.9	(16)
All current directors and executive officers as a group (10 persons)	36,821,64	48.0%	1,340.968	87.0%	7,733.33	74.4%	53.4	%(17)

*	Represents less than one percent of the outstanding shares.

1.	The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.

2.
Includes 26,262,529 shares of common stock, 14,832 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock, 6,400,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock, and 2,038,285 shares issuable upon the exercise of warrants and 14,667 shares subject to stock options. The exercise prices of the warrants are as follows: 188,285 at $0.18 per share, 250,000 at $0.20 per share and 1,600,000 at $0.25.  The exercise price of the stock options is 8,000 at $0.51 per share and 6,667 at $0.09 per share.

3.	The address of Mr. Gallen is 299 Park Avenue New York, New York 10171.

4.
Ahab Partner, L.P. (“Partners”), Ahab International, Ltd. (“International”), Queequeg Partners, L.P. (“Queequeg”) and Queequeg, Ltd. (“Limited,” and collectively with Partners, International, and Queequeg, , the “Funds”) held in aggregate 9,283,173 shares of common stock, 1,667,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock and warrants to acquire 416,667 shares of common stock. The exercise prices of the warrants are 416,667 at $0.25.  Jonathan Gallen possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the Funds.  In addition, Jonathan Gallen held the power to direct the disposition of 100,000 shares of common stock held in private investment account.  Accordingly, for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Mr. Gallen may be deemed to beneficially own 11,079,803 shares of common stock of the Company.

5.	The address of Mark and Carolyn P. Landis is 503 Lake Drive, Princeton, New Jersey 08540.

6.
Includes 3,771,717 shares of common stock, 1,326,136 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock and 14,667 shares subject to stock options. The exercise price of the stock options is 5,000 at $0.51 per share and 4,667 at $0.09 per share.  Disclaims beneficial ownership of 5,000 shares because they are anti-dilutive.

7.
Includes 2,000,000 shares of common stock, 3,068,860 shares of common stock issuable upon conversion of one-third of the principal and accumulated interest of a $1,000,000 convertible promissory note and 8,240,593 common shares issuable upon the conversion of the Series B Convertible Preferred Stock issuable upon conversion of two convertible promissory notes in an aggregate principal amount of $1,121,000 and accumulated interest of $49,750.

8.
Consists of 1,765,388 shares of common stock and 14,667 shares subject to stock options.  The exercise price of the stock options is 8,000 at $0.51 per share and 6,667 at $0.09 per share.  Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds 509,267 shares of common.

9.
Includes 556,179 shares of common stock and 1,333,333 common shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to acquire 333,333 shares of common stock and 9,667 shares subject to stock options. The exercise prices of the warrants are 333,333 at $0.25 per share. The exercise price of stock options is 5,000 at $0.51 per share and 4,667 at $0.09 per share.

10.
Includes 3,248 shares of common stock.  610,310 shares subject to stock options exercisable within sixty (60) days and 549,360 shares of restricted stock that is awarded upon resignation or termination and change of control.  The exercise prices of stock options range from $0.09 to $39 per share of common stock.

11.
Includes 148,784 shares of common stock, and 100 shares of common stock held in a self-directed IRA and 14,667 shares subject to stock options.  The exercise price of stock options is 8,000 at $0.51 per share and 6,667 at $0.09 per share of common stock.

12.
Consists of 32,652 shares of common stock and 15,667 shares subject to stock options.  The exercise prices of stock options are as follows: 1,000 at $35.00 per share, 8,000 at $0.51 per share and 6,667 at $0.09 per share of common stock.  Disclaims beneficial ownership of 1,000 shares of common stock because they are anti-dilutive.

13.	Consists of 80,286 shares of common stock and 14,667 shares subject to stock options. The exercise price of stock options is 8,000 at $0.51 per share and 6,667 at $0.09 per share of common stock.

14.	Consists of 50,000 shares subject to stock options. The exercise price of the stock options is $0.09 per share of common stock.

15.
Consists of 1,000 shares of common stock and 15,667 shares subject to stock options. The exercise prices of stock options are as follows: 1,000 at $34.00 per share, 8,000 at $0.51per share and 6,667 at $0.09 per share of common stock.

16.
Includes 193,934 shares of common stock and 1,000,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to acquire 250,000 shares of common stock. The exercise prices of the warrants are 250,000 at $0.25 per share.

17.	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 7-14 to our financial statements.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans from Related Parties

At December 31, 2009, the Company was indebted to John L. (Launny) Steffens in the amount of $710,000. The notes bore interest rates from 3% to 12%. All these notes were converted into 4,733 shares of Series B Convertible Preferred Shares at $150 per share in January 2010 as part of the Company’s issuance of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  The total principal converted was $710,000.  Accrued interest of approximately $39,000 on these notes is still outstanding at December 31, 2011.

From April 2010 through December 2011, the Company entered into multiple short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000.  The loans mature at various dates through December 31, 2012.  The Company had paid no interest in 2011 and 2010.  The accrued interest as of December 31, 2011 is approximately $326,000.  In March 2012, Mr. Steffens converted $3,000,000 of his outstanding debt into 20,000,000 shares of common stock of the Company.

During 2005, the Company entered into short term notes payable with Anthony Pizi, a former director of the Company who resigned in February 2012, for various working capital needs. The notes bear interest at 1% per month and are unsecured. At December 31, 2011, the Company was indebted to Mr. Pizi in the amount of $9,000. No interest was paid in fiscal 2011.  In March 2012, Mr. Pizi converted his outstanding principal and interest into 171,487 shares of common stock of the Company.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC. For a description of the transactions between the Company and SOAdesk, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – SOAdesk Transaction.

In March 2012, certain of the Company’s directors and significant shareholders converted assorted short and long term notes and accrued Series B preferred stock dividends into shares of common stock of the Company, see Item 5 –Recent Sales of Unregistered Securities.

Director Independence

Our board of directors currently consists of ten members.  They are John L. Steffens, John P. Broderick, Antony Castagno, Mark Landis, Bruce Hasenyager, Jay Kingley, Bruce D. Miller, Charles Porciello, John W. Atherton, and Don Peppers.  Mr. Steffens is the Company’s Chairman of the Board, Mr. Broderick is the Company’s Chief Executive Officer and Chief Financial Officer and Mr. Castagno is the Company’s Chief Technology Officer.  The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the NYSE Amex Company Guide, §803(A)(2).  Under such definition, Messrs. Steffens, Landis, Hasenyager, Kingley, Miller, Porciello, Atherton and Peppers are independent directors.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Marcum LLP audited our financial statements for the years ended December 31, 2011 and 2010.

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Marcum LLP for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2011 and 2010 (and reviews of quarterly financial statements on form 10-Q) were $67,800 and $81,000, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed by Marcum LLP for fiscal years 2011 and 2010.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Marcum LLP for these services in 2011 and 2010.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Marcum LLP for fiscal year 2011 and 2010.

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

Independent Registered Public Accounting Firm Report

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2011 and 2010

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).

3.3	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).

3.4	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).

3.5	Certificate of Designation relating to Series B Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 20, 2010).

4.1	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.3 to Cicero Inc.’s Form 10-K filed March 31, 2011).

10.1	Securities Purchase Agreement for Consortium IV (incorporated by reference to exhibit 10.1 to Cicero Inc.’s Form 10-K/A filed July 11, 2007).

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

10.6
Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated (incorporated by reference to exhibit 10.2 to Level 8’s Registration Statement on Form S-1/A, filed September 22, 2000, File No. 333-44588).*

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

10.11
Agreement and Promissory Note of Cicero Inc., dated October 30, 2007 among Cicero Inc. and BluePhoenix Solutions Ltd. (incorporated by reference to exhibit 10.23 to Cicero Inc.’s Form 10-K filed March 31, 2008).

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

10.15	Revolving Loan Agreement dated November 3, 2008 among Cicero Inc. and Barbara Sivan (incorporated by reference to exhibit 10.15 to Cicero Inc., Form 10-K filed March 31, 2009).

10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2012 (filed herewith).

10.17	Form of Long Term Promissory Note dated March 31, 2009 (incorporated by reference to exhibit 10.17 to Cicero Inc., Form 10-K filed March 31, 2009).

10.18	Employment Agreement between Antony Castagno and the Company effective January 1, 2012 (filed herewith).*

10.19	Asset Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc., and SOAdesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K filed January 20, 2010).

10.20
Amendment No. 1 to the Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc., and SOADesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K/A filed April 2, 2010).

10.21
Registration Rights Agreement, dated as of January 15, 2010, by and among Cicero Inc. and the Purchasers thereto (incorporated by reference to exhibit 4.4 to Cicero Inc.’s Form 8-K filed January 20, 2010)

10.22	Employment Agreement between Antony Castagno and the Company effective January 1, 2011 (incorporated by reference to exhibit 10.16 to Cicero Inc.’s Form 10-K filed April 1, 2010).*

10.23	Source Code License Agreement between Cicero Inc. and Convergys Customer Management Group Inc. (filed herewith).

10.9
Lease Agreement for Cary, N.C. offices, dated July 21, 2010, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.9 to Cicero Inc.’s Form 10-K filed March 31, 2011).

10.24	Form of Short Term Promissory Note of Cicero Inc. among Cicero Inc. and John L. Steffens (filed herewith).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Marcum LLP (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*   Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

Date: April 16, 2012	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date

/s/John L. Steffens	Chairman of the Board	April 16, 2012
John L. Steffens

/s/ John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive Officer)	April 16, 2012
John P. Broderick

/s/ Antony Castagno	Chief Technology Officer	April 16, 2012
Antony Castagno

/s/ Mark Landis	Director	April 16, 2012
Mark Landis

/s/ Bruce Hasenyager	Director	April 16, 2012
Bruce Hasenyager

/s/ Jay Kingley	Director	April 16, 2012
Jay Kingley

/s/ Bruce D. Miller	Director	April 16, 2012
Bruce D. Miller

/s/ Charles Porciello	Director	April 16, 2012
Charles Porciello

/s/ John W. Atherton	Director	April 16, 2012
John W. Atherton

/s/ Don Peppers	Director	April 16, 2012
Don Peppers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Cicero Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cicero Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Bala Cynwyd, Pennsylvania
April 16, 2012

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$184	$43
Trade accounts receivable, net	861	137
Prepaid expenses and other current assets	404	279
Total current assets	1,449	459
Property and equipment, net	32	40
Intangible asset, net (Note 6)	729	1,430
Goodwill (Note 6)	2,832	2,832
Total assets	$5,042	$4,761
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 7)	$6,137	$1,473
Accounts payable	3,170	1,357
Accrued expenses:
Salaries, wages, and related items	1,407	1,251
Earn-out contingency (Note 3)	--	789
Other	424	1,741
Deferred revenue (Note 2)	1,611	374
Total current liabilities	12,749	6,985
Long-term debt (Note 8)	1,916	4,440
Total liabilities	14,665	11,425

Commitments and contingencies (Notes 15 and 16)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,542.6 shares issued and outstanding at December 31, 2011 and 1,543.6 shares issued and outstanding at December 31, 2010, $500 per share liquidation preference (aggregate liquidation value of $772)	--	--
Series B – 10,400 shares issued and outstanding at December 31, 2011 and 2010, $500 per share liquidation preference (aggregate liquidation value of $5,200)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2011 and 2010, respectively; 47,444,524 issued and outstanding at December 31, 2011 and 47,098,185 issued and outstanding at December 31, 2010 (Note 10)	47	47
Additional paid-in-capital	232,506	232,369

Accumulated deficit	(242,176)	(239,080)
Total stockholders' deficit	(9,623)	(6,664)
Total liabilities and stockholders' deficit	$5,042	$4,761

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010
Revenue:
Software	$676	$1,086
Maintenance	1,540	1,427
Services	1,038	463
Total operating revenue	3,254	2,976
Cost of revenue:
Software	701	672
Maintenance	114	146
Services	1,062	912
Total cost of revenue	1,877	1,730
Gross margin	1,377	1,246
Operating expenses:
Sales and marketing	1,893	1,978
Research and product development	969	876
General and administrative	1,189	1,260
Total operating expenses	4,051	4,114
Loss from continuing operations before other income (charges)	(2,674)	(2,868)
Other income (charges):
Interest expense	(813)	(740)
Other (Note 1)	517	3,149
	(296)	2,409

Net loss	(2,970)	(459)
Deemed dividend on preferred stock and 8% preferred stock Series B dividend	126	184
Net loss applicable to common stockholders	$(3,096)	$(643)

Loss per share – basic and diluted	$(0.07)	$(0.01)

Average shares outstanding – basic and diluted	47,341	47,098

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2009	47,098	47	2	--	$230,464	$(238,437)	$(7,926)
Issuance of preferred B stock for cash			4		700		700
Issuance of preferred B stock for loan conversion			6		860		860
Dividend for preferred B stock						(117)	(117)
Deemed dividend					67	(67)	--
Beneficial conversion of preferred B stock					175		175
Options issued as compensation					67		67
Restricted shares issued as compensation					36		36
Net loss						(459)	(459)
Balance at December 31, 2010	47,098	$47	12	--	$232,369	$(239,080)	$(6,664)
Dividend for preferred B stock						(126)	(126)
Beneficial conversion of preferred A stock	1						--
Issuance of stock for payment of interest	345				26		26
Options issued as compensation					75		75
Restricted shares issued as compensation					36		36
Net loss						(2,970)	(2,970)
Balance at December 31, 2011	47,444	$47	12	--	$232,506	$(242,176)	$(9,623)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,970)	$(459)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	722	694
Stock compensation expense	111	103
Bad debt expense	14	--
Amortization of debt discount	--	175
Gain on write off of liabilities	--	(2,010)
Gain on write down of earn out contingency	(517)	(1,050)
Changes in assets and liabilities:
Trade accounts receivable and related party receivables	(738)	88
Prepaid expenses and other assets	(125)	66
Accounts payable and accrued expenses	1,063	586
Deferred revenue	1,237	131
Net cash used in operating activities	(1,203)	(1,676)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(22)
Cash Paid for Acquisition of SOAdesk assets	--	(300)
Net cash used in investing activities	(13)	(322)
Cash flows from financing activities:
Issuance of Series B convertible preferred stock	--	700
Borrowings under short and long-term debt	2,021	2,116
Repayments of short and long-term debt	(664)	(787)
Net cash provided by financing activities	1,357	2,029
Net increase in cash	141	31
Cash at beginning of year	43	12
Cash at end of year	$184	$43

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$21	$10
Interest	$225	$198

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2011

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

Going Concern and Management Plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Although the Company has incurred an operating loss of approximately $2,970,000 for the year ended December 31, 2011 and has a history of operating losses, management feels that the Company has repositioned itself in the marketplace. Its products have already contracted several new and significant customers in 2011 and 2012 which should generate significant cash flows to sustain operations in the forthcoming year. See Note 2 In addition, during 2012, the Company has already retired $1,900,000 of assorted notes and interest payable, has converted over $3,800,000 of other short term debt, interest payable and accrued Series B preferred stock dividend into common stock and has received notification of debt forgiveness of approximately $404,000.  The Company has extended the maturity dates of several other debt obligations that were due in 2012 to 2013, to assist with liquidity.

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

The fair value and carrying amount of long-term debt were as follows:

	December 31,
	2011	2010
Fair Value	$1,887,709	$4,244,579
Carrying Value	$1,916,000	$4,440,000

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

Trade Accounts Receivable:

Trade accounts receivable are stated in the amount management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts.  Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable.  Changes in the allowance for doubtful accounts have not been material to the financial statements.

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

Revenue Recognition:

We derive revenue from three sources: license fees, recurring revenue and professional services. Recurring revenue include software maintenance and support. Maintenance and support consists of technical support. Professional services primarily consist of consulting, implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue, net of taxes collected from customers and remitted to governmental authorities.

We apply the provisions of Accounting Standards Codification, or ASC 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon delivery, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and we have vendor-specific objective evidence of fair value, and (iv) the services are not essential to the functionality of the software.

We use signed software license and services agreements and order forms as evidence of an arrangement for sales of software, maintenance and support. We use signed engagement letters to evidence an arrangement for professional services.

License Revenue

We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor- specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services.

Software is delivered to customers electronically. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We have standard payment terms included in our contracts. We assess collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

We consider a software element to exist when we determine that the customer has the contractual right to take possession of our software. Professional services are recognized as described below under “Professional Services Revenue.” If vendor-specific evidence of fair value cannot be established for the undelivered elements of an agreement, the entire amount of revenue from the arrangement is recognized ratably over the period that these elements are delivered.

Maintenance Revenue

Included in professional services revenue is revenue derived from system implementation, consulting and training. For software transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor-specific objective evidence of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid on a fixed-fee basis. For fixed fee contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are deferred until the services are performed.

Professional Services Revenue

Included in professional services revenue is revenue derived from system implementation, consulting and training. For software transactions, the majority of our consulting and implementation services and accompanying agreements qualify for separate accounting. We use vendor-specific objective evidence of fair value for the services to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Our consulting and implementation service contracts are bid on a fixed-fee basis. For fixed fee contracts, where the services are not essential to the functionality, we recognize revenue as services are performed. If the services are essential to functionality, then both the product license revenue and the service revenue are deferred until the services are performed.

Training revenue that meets the criteria to be accounted for separately is recognized when training is provided.

Cost of Revenue:

The primary component of the Company's cost of revenue for its software products is the amortization of software for the assets acquired from SOAdesk in January 2010. (See Note 6)

The primary component of the Company's cost of revenue for maintenance and services is compensation expense.

Advertising Expenses:

The Company expenses advertising costs as incurred.  Advertising expenses were approximately $395,000 and $439,000, for the years ended December 31, 2011 and 2010, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred.  Research and development expenses were approximately $969,000 and $876,000, for the years ended December 31, 2011 and 2010, respectively.

Other Income/(Charges):

Other income (net) in fiscal 2011 consists of an additional adjustment of $517,000 to the SOAdesk LLC earn-out.  Other income (net) in fiscal 2010 consists of  an adjustment to the SOAdesk LLC earn-out of $1,050,000 along with $1,712,000 of write offs of accounts payables that were in excess of 7 years old. The Company has not had any contact from these vendors and has taken the position that the statute of limitations precludes any vendor from enforcing collection on these amounts.

Income Taxes:

The Company uses FASB guidance now codified as ASC 740 “Income Taxes”', to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is ''more likely than not'' that recorded deferred tax assets will not be realized.  (See Note 9.)

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2011 and 2010, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2011	2010
Stock options	4,296,193	3,503,157
Warrants	3,888,285	3,989,400
Preferred stock	11,942,618	11,943,618
	20,127,096	19,436,175

$126,000 and $117,000 was accrued for dividends on the Series B Preferred Stock in fiscal 2011 and 2010, respectively.  During March 2012, the Company converted $264,000 of accrued dividends into 1,765,333 of common shares of the Company.

Stock-Based Compensation:

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company granted 880,000 options in fiscal 2011 at exercise prices between $0.06 and $0.10 per share and recognized approximately $75,000 of stock-based compensation.  The Company granted 1,444,750 options in fiscal 2010 at an exercise price of $0.09 per share and recognized approximately $67,000 of stock-based compensation.  Additionally, the Company recognized as stock-based compensation approximately $36,000 in fiscal 2011 and 2010 for the restricted shares issued in 2007 to John Broderick, the Chief Executive Officer.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2011	2010
Fair value of common stock	$0.07	$0.09
Expected life (in years)	10.0 years	10.0 years
Expected volatility	140%	158%
Risk free interest rate	0.12%	0.19%
Expected dividend yield	0%	0%

Recent Accounting Pronouncements:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this standard during the year ended December 31, 2011, and it did not have material impact on the Company’s consolidated financial position and results of operations.

In December 2010 the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  This update will be effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a material impact on the Company’s consolidated financial positions and results of operations.

NOTE 2.   DEFERRED REVENUE

In December 2011, the Company entered into a contract with a major Business Process Outsourcer in the amount of $1,200,000. The contract contained multiple elements and under ASC 985-605, the Company evaluated those elements for vendor specific objective evidence. Included in the multiple elements were licenses and advanced training that is scheduled to last approximately six months. The Company was unable to establish vendor specific evidence of the value of the training and as such was required to defer recognition of income on the entire contract until 2012. The Company is amortizing this income over the initial six months in 2012. The Company received $600,000 in proceeds at the time of the sale and has recognized $600,000 as a receivable as of December 31, 2011.

NOTE 3.    SOAdesk ACQUISITION

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

● an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010.  On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”).  At September 30, 2010 the maturity date was extended from September 30, 2010 to March 31, 2011.  In March 2011, the maturity date was extended to March 31, 2012.  In March 2012, the maturity date was extended to December 31, 2012;

●  $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a convertible promissory note as stated below);

● an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock; and

● certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This note, which carries an annual interest rate of 5%, is convertible into shares of the Company’s Series B Preferred Stock (Note 7) at the holder’s option and originally matured on June 30, 2010.  The Company paid principal in the amount of $100,000 in April 2010.  On June 30, 2010, the convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010.  As of September 30, 2010, the convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011.  The total outstanding debt as of December 31, 2011 is $421,000.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity date until March 31, 2012.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized was $175,000 and the Company had reduced the note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the Company has fully amortized the debt discount of $175,000 in the statement of operations.  In April 2012, the Company paid this note in full.

The Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the 18 month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  As of March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual.  At December 31, 2011 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.

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

Consideration:
Cash paid	$300,000
Cnvertible notes payable	2,225,000
Earn-out contingency	2,410,000
Total Consideration	$4,935,000
Allocated to:
Software	$2,103,000
Goodwill ($141,000 is expected to be deductible for tax purposes)	$2,832,000
$4,935,000

Simultaneously with the acquisition of the assets of SOAdesk LLC, the Company also closed an initial round of Series B Convertible Preferred Stock, of approximately $1,560,000 including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1,560,000 raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  Dividends accrued at December 31, 2011 amounted to $244,000.  In March 2012, the Company converted this amount into 1,626,667 shares of common stock of the Company.

NOTE 4.    ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2011	2010
Current trade accounts receivable	$861	$137

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2011	2010
Computer equipment	$322	$310
Furniture and fixtures	24	24
Office equipment	169	169
	515	503
Less: accumulated depreciation and amortization	(483)	(463)

	$32	$40

Depreciation and amortization expense of property and equipment was $21,000 for the years ended December 31, 2011 and 2010.

NOTE 6.    INTANGIBLE ASSET, NET AND GOODWILL

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

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through December 31, 2011, no impairment of goodwill has been identified.

The Company’s intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense is $701,000 and $673,000 for fiscal 2011 and 2010, respectively. At December 31, 2011, the net balance of the intangible asset is $729,000. At December 31, 2011, the estimated future amortization expense for each of the succeeding years is as follows: $701,000 for fiscal year 2012, and $28,000 for fiscal year 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

Based upon our annual evaluation testing, we have determined that the fair value of goodwill and the intangible asset exceeds the carrying value of the net assets acquired as of December 31, 2011.

NOTE 7.    SHORT-TERM DEBT

Term loan, notes payable, and notes payable to related party consist of the following at December 31 (in thousands):

	2011	2010
Term loan (a)	$753	$671
Note payable asset purchase agreement (b)	1,121	--
Note payable related parties (c)	2,959	9
Notes payable (d)	1,304	793
	$6,137	$1,473

(a)
In October 2007, the Company agreed to restructure the note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance was due on December 31, 2011.  During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal. In January 2012, the Company entered into an addendum to the original note to extend the maturity of all outstanding principal and interest of $752,594 to December 31, 2012.  At the time of the extension, the Company paid $150,000 towards principal and interest on this note.  The unpaid principal and accumulated interest shall bear interest at a rate of LIBOR (3 months $ LIBOR, 0.518%) plus 6.7% per annum calculated quarterly.  In March 2012, the Company made a $50,000 principal reduction payment.  In April 2012, the Company paid the note at a discount in the amount of $380,000 and recognized approximately $170,000 as a gain.

(b)	At December 31, 2011, the Company was indebted to SOAdesk LLC for the remaining portion of the related long term debt of $1,121,000. (See Note 8)

(c)
From time to time during 2010 and 2011, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000 of which $1,665,000 was reclassified from long term debt.  (See Note 8)  In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $350,000 which was lent to the Company in the first quarter of 2012,  into 20,000,000 shares of common stock of the Company.  In March 2012, Mr. Steffens agreed to refinance $115,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt. (See Note 8)

From time to time the Company entered into promissory notes with one of the Company’s former directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of December 31, 2011 and 2010, the Company was indebted to Anthony Pizi in the amount of $9,000.  In March 2012, Mr. Pizi converted his indebtedness into 171,487 shares of common stock of the Company.

(d)
The Company has issued a series of short term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the amount of $718,000 bear interest between 10% and 36% per annum.  In March 2012, the Company converted $235,000 of these notes into 1,566,667 shares of Company’s Common Stock.  In March 2012, certain private lenders agreed to refinance $83,000 of debt and $301,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt. (See Note 8).

At December 31, 2011, the Company was indebted for the remaining portion of the related long term debt for several secured Promissory Notes with certain investors in the aggregate amount of $650,000 that were secured by the amount due under the Company’s support contract with Merrill Lynch. (See Note 8)  In March 2012, these notes were paid in full.

In August 2011, the Company entered into a promissory note with an employee for various working capital needs.  The note bears interest at 6% per year and is unsecured.  As of December 31, 2011, the Company was indebted to this employee in the amount of $19,000.

NOTE 8.    LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following at December 31(in thousands):

	2011	2010
Note payable – asset purchase agreement (a)	$--	$1,125
Note payable – related party (b)	532	1,665
Other long-term debt (c)	1,384	1,650
	$1,916	$4,440

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and was secured with shares of the Company’s Series B Preferred Stock.  As of September 30, 2010, the maturity date was extended to March 31, 2011. In March 2011, the Company and SOAdesk LLC agreed to extend the maturity on the note to March 31, 2012.  At December 31, 2011 and 2010, the Company was indebted to SOAdesk in the amount of $700,000 of which the amount at December 31, 2011, has been reclassified to short term debt (See Note 7).  In March 2012, the Company and SOAdesk LLC agreed to extend the maturity on the note to December 31, 2012.

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

Also, as part of the Asset Purchase Agreement, the Company was to pay to the shareholders of SOAdesk LLC the sum of $525,000 on March 31, 2010.  In March 2010, the terms of the Asset Purchase Agreement were amended and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment originally due on March 31, 2010.  This note, which carries an annual interest rate of 5%, is secured by shares of the Company’s Series B Preferred Stock.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010.  As of September 30, 2010, the maturity date was further extended to March 31, 2011.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity on the note until March 31, 2012.  In March 2012, the Company and SOAdesk LLC agreed to extend the maturity on the note until December 31, 2012.  In April 2010 and May 2011, the Company paid $100,000 and $4,000, respectively, against the principal resulting in the balance SOAdesk due of $421,000 and $425,000 at December 31, 2011 and 2010, respectively, the balance of which was reclassified to short term debt (See Note 7). In April 2012, the note was paid in full.

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

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized is $175,000 and the Company has reduced the note by that amount and increased Additional Paid in Capital by the same amount.   As of December 31, 2010, the Company had amortized $175,000 in the statement of operations.

(b)
From time to time during 2010, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2010, the Company was indebted to Mr. Steffens in the amount of $1,665,000.  In March 2011, the Company and Mr. Steffens agreed to extend the maturity on the notes until March 31, 2012.  At December 31, 2011, the balance was reclassified to short term debt.  (See Note 7)  In March 2012, Mr. Steffens agreed to refinance $115,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt. (See Note 7)

(c)
In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The notes bear interest at 15% and mature on January 31, 2012. The notes are secured by the amount due under the Company’s support contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resale, if required.  The Company has allocated the proceeds received from the Note and Warrant Offering based on relative fair value and is amortizing such amount under the terms of the notes as additional interest expense in the amount of $50,349.  In February 2010, the Company reduced the principal indebtedness by $100,000.  At December 31, 2011 and 2010, the Company was indebted to these investors in the amount of $650,000 of which the amount at December 31, 2011 has been reclassified to short term debt. (See Note 7)  In March 2012, these notes were paid in full.

In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due November 14, 2015.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $301,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt.  (See Note 7)

Scheduled maturities of the above long-term debt are as follows:

Year
2013	$916,000
2015	$1,000,000
$1,916,000

NOTE 9. INCOME TAXES

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

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The evaluation was performed for the tax years 2008 through 2011, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2008.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the period for the tax years 2010 and 2011.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2011	2010
Expected income tax benefit at statutory rate (34%)	$(1,010)	$(156)
State taxes, net of federal tax benefit.	(176)	(27)
Effect of change in valuation allowance	(15,568)	(125)
Non-deductible expenses	12	6
Expiration of net operating loss deductions	16,742	302
Total	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2011	2010
Current assets:
Accrued expenses, non-tax deductible	$344	$296
Deferred revenue	645	149
Contingent payments	(627)	(420)
Noncurrent assets:
Stock compensation expense	513	469
Loss carryforwards	79,811	95,211
Depreciation and amortization	2,486	3,035
	83,172	98,740

Less: valuation allowance	(83,172)	(98,740)

	$--	$--

At December 31, 2011, the Company had net operating loss carryforwards of approximately $199,530,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2012 and 2031. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating losses related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2011 and 2010 since management does not believe that it is more likely than not that these assets will be realized.

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

Common Stock:

In May 2011, the Company issued 200,000 shares of common stock for the conversion of debt of $17,000 to an investor who had entered into a short term promissory note with the Company in August 2010.

In March 2011, the Company issued 145,339 shares of common stock for the conversion of interest payable of $9,000 to an investor who had a short term promissory with the Company.

Stock Grants:

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination.  The Company used the Black-Scholes method to value these shares and assumed a life of 10 years.  The Company recorded compensation expense of approximately $36,000 for fiscal 2011 and 2010.

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

Activity for stock options issued under these plans for the years ending December 31, 2011 and 2010 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2009	2,707,006	0.10-3,931.25	$1.10
Granted	1,444,750	0.09	$0.09
Forfeited	(648,599)	0.09-3,931.25	$1.21
Balance at December 31, 2010	3,503,157	0.09-581.00	$0.60
Granted	880,000	0.06-0.10	$0.07
Forfeited	(85,000)	0.09-0.10	$0.10
Expired	(1,964)	174.00-581.00	$234.78
Balance at December 31, 2011	4,296,193	0.06-39.00	$0.39	$0.00

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2011 and 2010 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2009	338,334	0.10-0.25	$0.15
Granted	1,444,750	0.09	$0.09
Vested	(669,915)	0.09-0.25	$0.11
Forfeited	(91,666)	0.09-0.25	$0.16
Balance at December 31, 2010	1,021,503	0.09	$0.09
Granted	880,000	0.06-0.10	$0.07
Vested	(945,756)	0.06-0.15	$0.08
Forfeited	(3,333)	0.09	$0.09
Balance at December 31, 2011	952,414	0.06-0.10	$0.08

There were 880,000 options granted during 2011 and 1,444,750 options granted during 2010. The weighted average grant date fair value of options issued during the years ended December 31, 2011 and 2010 was equal to $0.07 and $0.09 per share, respectively. There were no option grants issued below fair market value during 2011 and 2010.

At December 31, 2011, there was unrecognized compensation cost of $54,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2 years.

At December 31, 2011 and 2010, options to purchase 3,343,779 and 2,481,654 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.06 to $39.00. The following table summarizes information about stock options outstanding at December 31, 2011:

EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE FOR OPTIONS OUTSTANDING	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE

$0.06-0.08	892,500	9.6	410,000	$0.07
0.09	1,359,750	8.6	906,503	0.09
0.10-0.37	390,000	7.1	373,333	0.15
0.38-46.00	1,653,943	5.58	1,653,943	0.88

	4,296,193	7.5	3,343,779	$0.48

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

The holders of the Series A-1 preferred stock shall have the rights and preferences set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware upon the approval of the Recapitalization.  The rights and interests of the Series A-1 preferred stock of the Company will be substantially similar to the rights and interests of each of the series of  the former Level 8 preferred stock other than for (i) anti-dilution protections that have been permanently waived and (ii) certain voting, redemption and other rights that holders of Series A-1 preferred stock will not be entitled to.  All shares of Series A-1 preferred stock will have a liquidation preference pari passu with all other Series A-1 preferred stock.

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

In addition to the voting rights described above, the holders of a majority of the shares of Series A-1 preferred stock are entitled to appoint two observers to the Company’s Board of Directors who shall be entitled to receive all information received by members of the Board of Directors, and shall attend and participate without a vote at all meetings of the Company’s Board of Directors and any committees thereof.  At the option of a majority of the holders of Series A-1 preferred stock, such holders may elect to temporarily or permanently exchange their board observer rights for two seats on the Company’s Board of Directors, each having all voting and other rights attendant to any member of the Company’s Board of Directors.  There are two current members of the Board of Directors that are holders of the Series A-1 preferred stock.  As part of the Recapitalization, the right of the holders of Series A-1 preferred stock to elect a majority of the voting members of the Company’s Board of Directors shall be terminated.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model.  Warrants granted in 2010 were valued using the following assumptions:

	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Expected Dividend	Fair Value of Common Stock	Number of Outstanding Warrants

Series B Preferred Stock Warrants	5	118%	3.96%	8%	$0.25	2,600,000
SOAdesk Loan Extension Warrants	5	100%	2.20%	--	$0.08	100,000

NOTE 11. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan.  Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary.  Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions.  The Company opted not to make any matching contributions for 2011 and 2010.

NOTE 12. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2011, four customers accounted for 38%, 17% 11% and 12% of operating revenues and two customers accounted for 70% and 14% of accounts receivable at December 31, 2011.  In 2010, three customers accounted for 41%, 20% and 13% of operating revenues and two customers accounted for 44% and 40% of accounts receivable at December 31, 2010.

NOTE 13. RELATED PARTY INFORMATION

From time to time since 2010 the Company has entered into multiple short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000.  The loans mature at various dates through December 31, 2012.  In March 2012, Mr. Steffens converted $3,000,000 of principal amount due under these notes into 20,000,000 shares of common stock of the Company. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt. (See Note 8).

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC.  For a description of the transactions between the Company and SOAdesk.  (See Note 3).

NOTE 14. LEASE COMMITMENTS AND EMPLOYMENT AGREEMENTS

The Company leases certain facilities and equipment under various operating leases.  Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 consisted of only one lease as follows (in thousands):

Lease Commitments

2012	$95
2013	98
2014	59
$252

Rent expense for the years ended December 31, 2011 and 2010, was $96,000 and $97,000, respectively.  As of December 31, 2011 and 2010, the Company had no sublease arrangements.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2012, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of $175,000 which is one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of $175,000 which is one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2012, we agreed to pay Mr. Castagno an annual base salary of $150,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount of $75,000 which is equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

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

During fiscal 2011, the Company was served with a writ of summons by a creditor who holds a revolving note agreement.  The Company has offered a repayment arrangement to the creditor but has received no response to date.  No formal complaint was filed and the Company intends to seek a dismissal of the writ of summons.

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

NOTE 16. SUBSEQUENT EVENTS

In January and March 2012, the Company paid assorted notes with a combined principal and interest of $892,000.  In April 2012, the Company liquidated an additional $1,021,000 of short term debt and interest payable. Also in March 2012, the Company converted $3,841,000 of assorted short and long term notes, interest payable and accrued Series B preferred stock dividends into 25,608,762 shares of common stock of the Company.  In addition, the Company’s CEO, and former CEO, agreed to forgive approximately $404,000 of accrued salaries and wages from prior years.

In March 2012, certain lenders, including Mr. Launny Steffens, the Company’s Chairman of the Board, agreed to refinance $548,000 of debt and $718,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been recorded in long term debt.  (See Note 8)

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.