Form 10-Q
period 2012-06-30
CICERO INC
filed 2012-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

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

73,094,286 shares of common stock, $.001 par value, were outstanding as of August 6, 2012.

Cicero Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$93	$184
Trade accounts receivable, net	354	861
Prepaid expenses and other current assets	339	404
Total current assets	786	1,449
Property and equipment, net	38	32
Intangible asset, net (Note 3)	379	729
Goodwill (Note 3)	2,832	2,832
Total assets	$4,035	$5,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term debt (Note 4)	$2,761	$6,137
Accounts payable	2,872	3,170
Accrued expenses:
Salaries, wages, and related items	1,039	1,407
Other	236	424
Deferred revenue	868	1,611
Total current liabilities	7,776	12,749
Long-term debt (Note 5)	700	1,916
Total liabilities	8,476	14,665
Commitment and Contingencies (Note 10)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,541.6 shares issued and outstanding at June 30, 2012 and 1,542.6 shares issued and outstanding at December 31, 2011 Series B - 10,400 shares issued and outstanding at June 30, 2012 and at December 31, 2011	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized 73,094,286 issued and outstanding at June 30, 2012and 47,444,524 issued and outstanding at December 31, 2011	73	47
Additional paid-in capital	236,384	232,506
Accumulated deficit	(240,898)	(242,176)
Total stockholders' deficit	(4,441)	(9,623)
Total liabilities and stockholders' deficit	$4,035	$5,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Software	$651	$450	$3,888	$614
Maintenance	323	385	679	768
Services	71	259	146	441
Total operating revenue	1,045	1,094	4,713	1,823

Cost of revenue
Software	175	175	351	351
Maintenance	34	27	69	64
Services	253	260	522	534
Total cost of revenue	462	462	942	949

Gross margin	583	632	3,771	874

Operating expenses:
Sales and marketing	593	385	1,105	813
Research and product development	380	302	755	577
General and administrative	423	296	771	612
Total operating expenses	1,396	983	2,631	2,002
Income/(loss) from operations	(813)	(351)	1,140	(1,128)

Other income/(expense):
Interest expense	(96)	(189)	(306)	(364)
Other income/(expense)	(91)	--	(91)	--
Gain on forgiveness of debt	184	--	598	--
Gain on reversal of earn-out accrual	--	--	--	517

Income taxes	--	--	--	--
Net income/(loss)	$(816)	$(540)	$1,341	$(975)
8% preferred stock Series B dividend and deemed dividend on preferred stock	32	31	63	63
Net income/(loss) applicable to common stockholders	$(848)	$(571)	$1,278	$(1,038)
Income/(loss) per share applicable to common stockholders:
Basic	$(0.01)	$(0.01)	$0.02	$(0.02)
Diluted	$(0.01)	$(0.01)	$0.02	$(0.02)
Weighted average shares outstanding:
Basic	73,083	47,354	60,545	47,354
Diluted	73,083	47,354	83,373	47,354

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income/(loss)	$1,341	$(975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360	362
Stock compensation expense	55	44
Bad debt expense	18	14
Gain on reversal of earn out contingency	--	(517)
Gain on forgiveness of debt	(598)	--
Changes in assets and liabilities:
Trade accounts receivable	489	(403)
Prepaid expenses and other assets	65	40
Accounts payable and accrued expenses	(117)	360
Deferred revenue	(743)	594
Net cash generated/(used in) operating activities	870	(481)

Cash flows from investing activities:
Purchases of equipment	(16)	(3)
Net cash used in investing activities	(16)	(3)

Cash flows from financing activities:
Borrowings under short and long-term debt	725	821
Repayments of short and long-term debt	(1,670)	(345)
Net cash generated/(used by) financing activities	(945)	476
Net decrease in cash	(91)	(8)
Cash:
Beginning of period	184	43
End of period	$93	$35

Non-Cash Investing and Financing Activities:

During April 2012, the Company converted $6 of account payable to a vendor by issuing 40,000 shares of its common stock.

During March 2012, the Company converted $265 of accrued Series B Preferred Stock dividends by issuing 1,765,333 shares of its common stock.

During March 2012, the Company converted $3,544 of debt and $33 of interest payable to private and related party lenders by issuing 23,843,429 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2011	47,444	$47	12	--	$232,506	$(242,176)	$(9,623)
Dividend for preferred B stock						(63)	(63)
Beneficial conversion of preferred A stock	1						--
Issuance of stock for payment of debt and interest	23,884	24			3,560		3,584
Issuance of stock for payment of accrued dividends	1,765	2			263		265
Options issued as compensation					37		37
Restricted shares issued as compensation					18		18
Net income						1,341	1,341
Balance at June 30, 2012	73,094	$73	12	--	$236,384	$(240,898)	$(4,441)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and six months ended June 30, 2012 and 2011 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Although the Company has incurred an operating loss of approximately $2,970,000 for the year ended December 31, 2011, and has a history of operating losses, management feels that the Company has repositioned itself in the marketplace. Its products have already contracted several new and significant customers in 2011 and 2012 which the Company believes should generate sufficient cash flow to sustain operations in the forthcoming year. The Company believes that its financing activities and capitalization structure will have a positive impact on the future operations of the Company and its ability to raise additional capital, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner, especially in light of the continued tightness in the global credit markets as a result of the recent economic crisis.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  For the six months ended June 30, 2012, the Company has generated net income of $1,341,000.  In addition, during 2012, the Company has retired $1,900,000 of debt, has converted over $3,800,000 of other short term debt, interest payable and accrued Series B preferred stock dividends into common stock and has had debt forgiveness of approximately $598,000.  The Company has extended the maturity dates of several other debt obligations that were due in 2012 to 2013, to assist with liquidity.

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

Financial Instruments

The carrying amount of the Company’s financial instruments, representing accounts receivable, accounts payable and short-term debt approximate their fair value due to their short-term nature.

The fair value and carrying amount of long-term debt were as follows:

	June 30, 2012	December 31, 2011
Fair Value	$647,316	$1,887,709
Carrying Value	700,000	1,916,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 50,000 options in the first six months of 2012.  The Company recognized stock-based compensation expense of $33,000 and $55,000, respectively, for the three and six months ended June 30, 2012.  This is comprised of $24,000 and $37,000, respectively for the three and six months ended June 30, 2012, in connection with outstanding options and $9,000 and $18,000, respectively for the three and six months ended June 30, 2012, for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of June 30, 2012 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2012	4,296,193
Granted	50,000
Exercised	--
Forfeited	(75,000)
Outstanding on June 30, 2012	4,271,193

Weighted average exercise price of outstanding options	$0.40
Aggregate Intrinsic Value	$145,666
Shares available for future grants on June 30, 2012	249,857

Reclassification

Certain accounts in the prior annual year-end income statement have been reclassified for comparative purposes to conform with the presentation in the current interim financial statements. The Company reclassed a department from sales and marketing to research and product development.  These reclassifications have no effect on previously reported loss.

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

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This note, which carried an annual interest rate of 5%, was convertible into shares of the Company’s Series B Preferred Stock (Note 4) at the holder’s option and originally matured on June 30, 2010.  The Company paid principal in the amount of $100,000 in April 2010.  On June 30, 2010, the convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010.  As of September 30, 2010, the convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity date until March 31, 2012.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized was $175,000 and the Company had reduced the note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the Company has fully amortized the debt discount of $175,000 in the statement of operations.  In April 2012, the Company paid this note in full.

The Company was obligated to make additional payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the 18-month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  As of March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual.  At December 31, 2011 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.  Of that amount, approximately $421,500 is payable in common stock of the Company.

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

Consideration:
Cash paid	$300,000
Convertible notes payable	2,225,000
Earn-out contingency	2,410,000
Total Consideration	$4,935,000
Allocated to:
Software	$2,103,000
Goodwill	2,832,000
$4,935,000

Simultaneously with the acquisition of the assets of SOAdesk LLC, the Company also closed an initial round of Series B Convertible Preferred Stock, of approximately $1,560,000 including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1,560,000 raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  In March 2012, the Company converted approximately $265,000 of accrued dividends into 1,626,667 shares of common stock of the Company.  Dividends accrued at June 30, 2012 amounted to $42,000.

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

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The second step, measuring the fair value of assets and liabilities of the reporting unit to determine the implied fair value of goodwill, which is compared with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through December 31, 2011, no impairment of goodwill has been identified.  There has been no trigger for impairment as of June 30, 2012.

The Company’s intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense for the three and six months ended June 30, 2012 was $175,000 and $351,000, respectively, resulting in a net intangible asset of $379,000 at June 30, 2012. At June 30, 2012, the estimated future amortization expense for each of the succeeding years is as follows: $351,000 for the remaining six months of 2012, and $28,000 for fiscal year 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

NOTE 4.   SHORT TERM DEBT

Short-term debt, and notes payable to related party consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Term loan (a)	$--	$753
Note payable – asset purchase agreement (b)	700	1,121
Note payable – related party (c)	883	2,959
Other short-term debt (d)	1,178	1,304
	$2,761	$6,137

(a)
In October 2007, the Company agreed to restructure the note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance was due on December 31, 2011.  During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of the Company’s common stock. In January 2009, the Company paid $100,000 against the principal. In January 2012, the Company entered into an addendum to the original note to extend the maturity of all outstanding principal and interest of $752,594 to December 31, 2012.  At the time of the extension, the Company paid $150,000 towards principal and interest on this note.  The unpaid principal and accumulated interest shall bear interest at a rate of LIBOR plus 6.7% per annum calculated quarterly.  In March 2012, the Company made a $50,000 principal reduction payment.  In April 2012, the Company paid off the note at a discount in the amount of $380,000 and recognized approximately $184,000 as a gain.

(b)
In January 2010, per the Asset Purchase Agreement, the Company entered into with SOAdesk, the Company issued an unsecured convertible promissory note for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and was secured with shares of the Company’s Series B Preferred Stock.  As of September 30, 2010, the maturity date was extended to March 31, 2011. In March 2011, the Company and SOAdesk LLC agreed to extend the maturity on the note to March 31, 2012.  In March 2012, the Company and SOAdesk LLC agreed to extend the maturity on the note to December 31, 2012.  At June 30, 2012 and December 31, 2011, the Company was indebted to SOAdesk in the amount of $700,000.

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

Also, as part of the Asset Purchase Agreement, the Company was to pay to the shareholders of SOAdesk LLC the sum of $525,000 on March 31, 2010.  In March 2010, the terms of the Asset Purchase Agreement were amended and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment originally due on March 31, 2010.  This note, which carried an annual interest rate of 5%, was secured by shares of the Company’s Series B Preferred Stock.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010.  As of September 30, 2010, the maturity date was further extended to March 31, 2011.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity on the note until March 31, 2012.  In March 2012, the Company and SOAdesk LLC agreed to extend the maturity on the note until December 31, 2012.  In April 2010 and May 2011, the Company paid $100,000 and $4,000, respectively, against the principal. At December 31, 2011, the Company was indebted to SOAdesk in the amount of $421,000.  In April 2012, the note was paid in full.

(c)
From 2010 through first quarter 2012, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000 of which $1,665,000 was reclassified from long term debt.  (See Note 5)  In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $350,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share.  In March 2012, Mr. Steffens agreed to refinance $465,000 of debt, of which only $115,000 was outstanding as of December 31, 2011, and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt as of December 31, 2011. The amount has been reclassified as short term debt as of June 30, 2012.

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

(d)
In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The notes bear interest at 15% and matured on January 31, 2012. The notes were secured by the amount due under the Company’s support contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expire in five years, each note holder is entitled to purchase 1,000 shares of the Company’s common stock for every $1,000 of principal due under the note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resale, if required.  The Company has allocated the proceeds received from the Note and Warrant Offering based on relative fair value and is amortizing such amount under the terms of the notes as additional interest expense in the amount of $50,349.  In February 2010, the Company reduced the principal indebtedness by $100,000.  At December 31, 2011, the Company was indebted to these investors in the amount of $650,000.  In March 2012, these notes were paid in full.

The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders and employees, which provide for short term borrowings.  The notes in the amount of $1,178,000 bear interest between 10% and 36% per annum and are payable on demand.

Several notes in the aggregate of $300,000, which is included in the $1,178,000 above, were due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made interest payments of approximately $21,000 and principal payments of approximately $79,000 in July 2012 per the settlement agreement.  The final payment of the remaining principal of approximately $416,000 is due on February 28, 2013.

NOTE 5.   LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Note payable – related party (a)	$--	$532
Other long-term debt (b)	700	1,384
	$700	$1,916

a)
From time to time during 2010 and 2011, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000 of which $1,665,000 was reclassified from long term debt (See Note 4).  In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $50,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share.  In March 2012, Mr. Steffens agreed to refinance $465,000 of debt, of which only $115,000 was outstanding as of December 31, 2011, and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt as of December 31, 2011. The amount has been reclassified as short term debt as of June 30, 2012.

b)
In January 2010, as part of the Asset Purchase Agreement the Company entered into with SOAdesk, the Company issued an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due November 14, 2015.  The note is convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s Common Stock.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $301,000 of accrued interest at an interest rate of 12% having a maturity date of March 31, 2013.  As such this amount had been classified as long term debt as of December 31, 2011.  The amount has been reclassified as short term debt as of June 30, 2012.

NOTE 6.   CONVERSION OF DEBT TO EQUITY

On March 30, 2012, the Company entered into agreements with private lenders, including John L. Steffens, the Chairman of the Board of Directors, to convert $3,243,502 of debt and $33,013 of interest into 21,843,429 common share of the Company’s stock (See Note 4).  The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Pursuant to ASC 470-50, when debt is extinguished by delivering noncash assets owned by the debtor, the gain or loss on the extinguishment should be measured by the difference between the net carrying amount of the debt and the fair value of the noncash assets. Any difference between the fair value and the carrying amount of the noncash assets should be recognized as a gain or loss on transfer. As part of management’s analysis in determining the fair market value, the Company engaged an independent expert to help determine the fair market value of the Company stock and whether a discount to the price of the stock needed to be applied.  In analysis of historical studies of discounts attributable to trading restrictions as well as analysis from an option pricing model of protective puts of the Company’s stock, the Company determined that a 25% discount to the closing stock price on the day of the transaction would be necessitated to establish fair market value.  The Company calculated an approximately $246,000 gain on the extinguishment of the debt, however, due to the fact that 20,000,000 shares of the transaction were being issued to Mr. Steffens, the Company determined that this was not an arm’s length agreement and as such has recorded the gain through additional paid in capital.

NOTE 7.   STOCKHOLDER’S EQUITY

During April 2012, the Company converted approximately $6,000 of accounts payable to a vendor by issuing 40,000 shares of its common stock.

During March 2012, the Company converted approximately $265,000 of accrued Series B Preferred Stock dividends by issuing 1,765,333 shares of its common stock.

During March 2012, the Company converted approximately $3,544,000 of debt and $33,000 of interest payable to certain directors and significant shareholders of the Company and other private lenders by issuing 23,843,429 shares of its common stock.

NOTE 8.   INCOME TAXES

The Company accounts for income taxes in accordance with FASB guidance now codified as ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded as a result of the net income for the first six months of fiscal year 2012 or the net loss for the first six months of fiscal year 2011.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 9.   EARNINGS/LOSS PER SHARE

Basic earnings/loss per share is computed based upon the weighted average number of common shares outstanding.  Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities.  Potentially dilutive securities outstanding during the periods presented include stock options, warrants, restricted stock, preferred stock and convertible debt.

The following table sets forth the components of basic and diluted earnings/loss per share calculation for the six months ending June 30, 2012 (in thousands, except per share amount):

	For the six months ended June 30, 2012
	Income	Shares	Per-Share Amount
Net income	$1,341
Less: Preferred stock dividends	(63)
Basic EPS
Net income applicable to common stockholders	1,278	60,545	$0.02
Effect of Dilutive Securities
Stock options	19	957
Warrants	--	47
Restricted stock	--	549
Convertible preferred stock	62	11,942
5% Convertible debentures	44	9,333
Diluted EPS
Net Income available to common stockholders + assumed conversions	$1,403	83,373	$0.02

The above share figures are net of assumed share repurchases under applicable guidance.  Options and warrants to purchase shares of common stock are excluded from the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options and warrants were included for the three and six months ended June 30, 2011, respectively as well as the three months ended June 30, 2012.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

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

During fiscal 2011, the Company was served with a writ of summons by a creditor who holds several short-term notes.  Several notes in the aggregate of $300,000 are due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made interest payments of approximately $21,000 and principal payments of approximately $79,000 in July 2012 per the settlement agreement.  The final payment of the remaining principal of approximately $416,000 is due on February 28, 2013.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of June 30, 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The table below presents information for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total revenue	$1,045	$1,094	$4,713	$1,823
Total cost of revenue	462	462	942	949
Gross margin	583	632	3,771	874
Total operating expenses	1,396	983	2,631	2,002
Income/(loss) from operations	$(813)	$(351)	$1,140	$(1,128)

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

THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2011.

Total Revenues.  Total revenues decreased $49,000, or 4.5%, from $1,094,000 to $1,045,000, for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011. The decrease is due primarily to a decrease in maintenance and consulting revenue partially offset by an increase in software revenue.

Total Cost of Revenue.  Total cost of revenue remained the same at $462,000 for the three months ended June 30, 2012 and June 30, 2011.

Total Gross Margin.  Gross margin was $583,000, or 55.8%, for the three months ended June 30, 2012 as compared to the gross margin of $632,000, or 57.8% for the three months ended June 30, 2011. The decrease in gross margin is primarily due to the decrease in total sales.

Total Operating Expenses.  Total operating expenses increased $413,000, or 42.0%, from $983,000 to $1,396,000 for the three months ended June 30, 2012, as compared with the three months ended June 30, 2011.  The increase in total operating expenses is primarily attributable to higher personnel costs, commissions, outside professional services and timing of trade show expenses in the second quarter of 2012.

Software Products.
Software Product Revenue.  The Company earned $651,000 in software product revenue for the three months ended June 30, 2012 as compared to $450,000 in software revenue for the three months ended June 30, 2011, an increase of $201,000.  The increase is primarily due to the recognition of deferred revenue from a software sale in the fourth quarter of 2011.

Software Product Gross Margin.  The gross margin on software products for the three months ended June 30, 2012 was 73.1% compared with a gross margin of 61.1% for the three months ended June 30, 2011.  The increase in gross margin is primarily due to the increase in software revenue while the related cost remained consistent with the prior quarter due to the amortization of the acquired SOAdesk software.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended June 30, 2012 decreased by approximately $62,000, or 16.1%, from $385,000 to $323,000 as compared to the three months ended June 30, 2011 due to the cancellation of two renewal contracts partially offset by additional software and amortizable maintenance sales from the last three quarters of fiscal 2011.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended June 30, 2012 was 89.5% compared with 93.0% for the three months ended June 30, 2011.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The decrease of gross margin is due to the decrease in maintenance revenue.

Services.
Services Revenue.  Services revenue decreased $188,000, or 72.6%, from $259,000 to $71,000 for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011. The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements for the three months ended June 30, 2012.

Services Gross Margin Loss.  Services gross margin loss was 256.3% for the three months ended June 30, 2012 compared with gross margin loss of 0.4% for the three months ended June 30, 2011.  The increase in gross margin loss was primarily attributable to the decrease in consulting revenue partially offset by a decrease in consulting expenses from reduced travel expense.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2012 increased by approximately $208,000, or 54.0%, from $385,000 to $593,000 as compared with the three months ended June 30, 2011.  The increase is primarily attributable to increase in headcount in the second half of 2011, commissions, and the timing of certain trade shows and marketing expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $78,000, or 25.8%, from $302,000 to $380,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in costs for the quarter is primarily due to an increase in headcount in the second half of fiscal 2011.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended June 30, 2012 increased by approximately $127,000, or 42.9%, from $296,000 to $423,000 as compared to the three months ended June 30, 2011.  The increase is primarily attributable to an increase in professional service expenses and annual audit fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the second quarter of 2012 and 2011. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $816,000 for the three months ended June 30, 2012 as compared to a net loss of $540,000 for the three months ended June 30, 2011. The increase is primarily due to the increase in operating expenses.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2011.

Total Revenues.  Total revenues increased $2,890,000, or 158.5%, from $1,823,000 to $4,713,000, for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. The increase is due primarily to an increase in revenue in software sales due to an enterprise license sale with a major financial services company partially offset by a decrease in maintenance and consulting revenue.

Total Cost of Revenue.  Total cost of revenue decreased $7,000, or 0.7%, from $949,000 to $942,000, for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.  The decrease is primarily attributable to a decrease in professional services travel expenses.

Total Gross Margin.  Gross margin was $3,771,000, or 80.0%, for the six months ended June 30, 2012 as compared to the gross margin of $874,000, or 47.9% for the six months ended June 30, 2011. The increase in gross margin is primarily due to the increase in total sales.

Total Operating Expenses.  Total operating expenses increased $629,000, or 31.4%, from $2,002,000 to $2,631,000 for the six months ended June 30, 2012, as compared with the six months ended June 30, 2011.  The increase in total operating expenses is primarily attributable to higher personnel costs, commissions, outside professional services and timing of trade show expenses in the first six month of 2012.

Software Products.
Software Product Revenue.  The Company earned $3,888,000 in software product revenue for the six months ended June 30, 2012 as compared to $614,000 in software revenue for the six months ended June 30, 2011, an increase of $3,274,000.  The increase is primarily due to an enterprise license sale with a major financial services company.

Software Product Gross Margin.  The gross margin on software products for the six months ended June 30, 2012 was 91.0% compared with a gross margin of 42.8% for the six months ended June 30, 2011.  The increase in gross margin is primarily due to the increase in software revenue while the related cost remained consistent with the prior quarter due to the amortization of the acquired SOAdesk software.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the six months ended June 30, 2012 decreased by approximately $89,000, or 11.6%, from $768,000 to $679,000 as compared to the six months ended June 30, 2011 due to the cancellation of two support contracts partially offset  by additional software and amortizable maintenance sales in the last two quarters of fiscal 2011.

Maintenance Gross Margin.  Gross margin on maintenance products for the six months ended June 30, 2012 was 89.8% compared with 91.7% for the six months ended June 30, 2011.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The decrease of gross margin is due to the decrease in maintenance revenue.

Services.
Services Revenue.  Services revenue decreased $295,000, or 66.9%, from $441,000 to $146,000 for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements in the first six months of 2012.

Services Gross Margin Loss.  Services gross margin loss was 257.5% for the six months ended June 30, 2012 compared with gross margin loss of 21.1% for the six months ended June 30, 2011.  The increase in gross margin loss was primarily attributable to the decrease in consulting revenue partially offset by a decrease in consulting expenses from reduced travel expense.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2012 increased by approximately $292,000, or 35.9%, from $813,000 to $1,105,000 as compared with the six months ended June 30, 2011.  The increase is primarily attributable to increase in commissions from higher sales and an increase in marketing expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $178,000, or 30.8%, from $577,000 to $755,000 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in costs is primarily due to an increase in headcount in the second half of fiscal 2011.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the six months ended June 30, 2012 increased by approximately $159,000, or 26.0%, from $612,000 to $771,000 as compared to the six months ended June 30, 2011.  The increase is primarily attributable to an increase in professional service expenses.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the gain in the first six months of 2012 and loss in the first six months of 2011. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Income (Loss).  The Company recorded net income of $1,341,000 for the six months ended June 30, 2012 as compared to a net loss of $975,000 for the six months ended June 30, 2011. The increase is primarily due to a $3,274,000 increase in software product revenue over the prior period primarily as a result of an enterprise license with a major financial services company.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $93,000 at June 30, 2012 from $184,000 at December 31, 2011, a decrease of $91,000.

Net cash generated/used in Operating Activities.  Cash generated from operations for the six months ended June 30, 2012 was $870,000 compared to cash used in operations of $481,000 for the six months ended June 30, 2011.  Cash generated from operations for the six months ended June 30, 2012 was primarily due to the income from operations, depreciation and amortization of $360,000, stock compensation of $55,000, bad debt write off of $18,000, a decrease in accounts receivable of $489,000, a decrease in prepaid expenses of $65,000, partially offset by a gain of $414,000 from the write off of certain accrued wages, a $184,000 gain from a debt extinguishment, a decrease in accounts payable and accrued expenses of $117,000 and a decrease in deferred revenue of $743,000.

Net cash used in Investing Activities. The Company purchased $16,000 worth of equipment during the six months ended June 30, 2012 versus $3,000 during the six months ended June 30, 2011.

Net cash generated/used in Financing Activities.  Net cash used by financing activities for the six months ended June 30, 2012 was approximately $945,000 as compared with net cash generated by financing activities of approximately $476,000 for the six months ended June 30, 2011.  Cash used by financing activities for the six months ended June 30, 2012 was comprised primarily from the repayment of $1,670,000 of short term debt offset by cash received from short term borrowings of $725,000.

Liquidity

The Company funded its cash needs during the three months ended June 30, 2012 with cash on hand from December 31, 2011; the revenue generated in the first six months of 2012 and short-term borrowings.

From 2010 through 2012, the Company entered into various short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000.  In March 2012, Mr. Steffens converted $3,000,000 of his debt into 20,000,000 shares of common stock of the Company at a price of $0.15 per share. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  At June 30, 2012, the Company was indebted to Mr. Steffens in the amount of $883,000.

The Company maintained several Note agreements with an individual investor. The borrowings from time to time were both secured and unsecured.  Several notes in the aggregate of $300,000 are due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made interest payments of approximately $21,000 and principal payments of approximately $79,000 in July 2012 per the settlement agreement.  The final payment of the remaining principal of approximately $416,000 is due on February 28, 2013.

During March 2012, the Company converted $3,576,515 in principal and interest of debt held by certain lenders of short and long term notes, including certain directors and significant shareholders of the Company, into 23,843,429 shares of the Company’s common stock at a price of $0.15 per share.

During March 2012, the Company converted $264,800 of accrued Series B dividends owed to certain holders of the Company’s Series B Preferred Stock, including certain directors and significant shareholders of the Company, into 1,765,333 shares of the Company’s common stock at a price of $0.15 per share.

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

In October 2007, the Company and BluePhoenix entered into a note payable in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, $350,000 was due on January 31, 2009 and the balance was originally due on December 31, 2011.  In March 2008, the Company and BluePhoenix agreed to accelerate the principal reduction payment of $350,000 due on January 31, 2009 and $200,000 was paid in March 2008.  The Company paid $100,000 in January 2009.  BluePhoenix agreed to convert $50,000 of the repayment into 195,848 shares of the Company’s common stock in July 2008.  In January 2012, the Company entered into an addendum to the original note to extend the maturity of all outstanding principal and interest of $752,594 to December 31, 2012.  At the time of the extension, the Company paid $150,000 towards principal and interest on the note.  The unpaid principal and accumulated interest shall bear interest at a rate of LIBOR (3 months $ LIBOR) plus 6.7% per annum calculated quarterly.  In March 2012, the Company made a $50,000 principal reduction payment against this note.  In April 2012, the Company paid off the balance of this note at a discount and recognized a gain of approximately $184,000.

The Company believes that its financing activities and capitalization structure will have a positive impact on the future operations of the Company and its ability to raise additional capital, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner, especially in light of the continued tightness in the global credit markets as a result of the recent economic crisis.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  The Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company has entered into several significant contracts in 2011 and 2012 which are generating capital to sustain its operations.  The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects.  The Company has also retired approximately $1,900,000 of debt in 2012, has converted $3,800,000 of debt and accrued Series B preferred stock dividends into common stock and has had debt forgiveness of $598,000.  The Company anticipates that it will generate sufficient cash to sustain operations for the forthcoming year.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.

Based in that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring.

(b) Changes in Internal Controls.

The Company changed its policy and procedures during fiscal quarter ended June 30, 2012 to address the material weakness in its control over financial reporting by establishing procedures to engage outside consultants for technical expertise.

Part II.   Other Information

ITEM 1.  LEGAL PROCEEDINGS

During fiscal 2011, the Company was served with a writ of summons by a creditor who holds several short term notes.  Several notes in the aggregate of $300,000 are due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made interest payments of approximately $21,000 and principal payments of approximately $79,000 in July 2012 per the settlement agreement.  The final payment of the remaining principal of approximately $416,000 is due on February 28, 2013.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2012, the Company converted approximately $6,000 of accounts payable to a vendor by issuing 40,000 shares of its common stock.  The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Item 1 with regards to several Note agreements in the aggregate amount of $300,000.

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

CICERO INC.

Date: August 14, 2012	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer