Form 10-Q
period 2012-09-30
CICERO INC
filed 2012-11-19
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

73,094,286shares of common stock, $.001 par value, were outstanding as of November 12, 2012.

Cicero Inc.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9	$184
Trade accounts receivable, net	148	861
Prepaid expenses and other current assets	295	404
Total current assets	452	1,449
Property and equipment, net	34	32
Intangible asset, net (Note 3)	203	729
Goodwill (Note 3)	2,832	2,832
Total assets	$3,521	$5,042
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 4)	$3,265	$6,137
Accounts payable	3,033	3,170
Accrued expenses:
Salaries, wages, and related items	1,085	1,407
Other	252	424
Deferred revenue	613	1,611
Total current liabilities	8,248	12,749
Long-term debt (Note 5)	700	1,916
Total liabilities	8,948	14,665

Commitment and Contingencies (Note 10)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,541.6 shares issued and outstanding at September 30, 2012 and 1,542.6 shares issued and outstanding at December 31, 2011	--	--
Series B - 10,400 shares issued and outstanding at September 30, 2012and at December 31, 2011	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized 73,094,286 issued and outstanding at September 30, 2012 and 47,444,524 issued and outstanding at December 31, 2011	73	47
Additional paid-in capital	236,401	232,506
Accumulated deficit	(241,901)	(242,176)
Total stockholders' deficit	(5,427)	(9,623)
Total liabilities and stockholders' deficit	$3,521	$5,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Software	$96	$26	$3,984	$640
Maintenance	322	390	1,001	1,158
Services	151	318	298	760
Total operating revenue	569	734	5,283	2,558

Cost of revenue
Software	175	175	526	526
Maintenance	30	24	99	88
Services	220	271	743	806
Total cost of revenue	425	470	1,368	1,420

Gross margin	144	264	3,915	1,138

Operating expenses:
Sales and marketing	355	354	1,461	1,168
Research and product development	357	288	1,111	863
General and administrative	292	271	1,063	884
Total operating expenses	1,004	913	3,635	2,915
Income/(loss) from operations	(860)	(649)	280	(1,777)

Other income/(expense):
Interest expense	(113)	(287)	(419)	(651)
Other income/(expense)	2	--	(89)	--
Gain on forgiveness of debt	--	--	598	--
Gain on reversal of earn-out accrual	--	--	--	517

Income taxes	--	--	--	--
Net income/(loss)	$(971)	$(936)	$370	$(1,911)
8% preferred stock Series B dividend and deemed dividend on preferred stock	32	32	95	95
Net income/(loss) applicable to common stockholders	$(1,003)	$(968)	$275	$(2,006)
Income/(loss) per share applicable to common stockholders - basic and diluted:	$(0.01)	$(0.02)	$0.00	$(0.04)
Weighted average shares outstanding - basic and diluted:	73,094	47,445	64,759	47,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income/(loss)	$370	$(1,911)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	540	542
Stock compensation expense	72	73
Bad debt expense	18	14
Gain on reversal of earn out contingency	--	(517)
Gain on forgiveness of debt	(598)	--
Changes in assets and liabilities:
Trade accounts receivable	695	(334)
Prepaid expenses and other assets	109	(20)
Accounts payable and accrued expenses	74	746
Deferred revenue	(998)	403
Net cash generated/(used in) operating activities	282	(1,004)

Cash flows from investing activities:
Purchases of equipment	(16)	(13)
Net cash used in investing activities	(16)	(13)

Cash flows from financing activities:
Borrowings under short and long-term debt	1,308	1,482
Repayments of short and long-term debt	(1,749)	(450)
Net cash generated/(used by) financing activities	(441)	1,032
Net decrease in cash	(175)	15
Cash:
Beginning of period	184	43
End of period	$9	$58

Non-Cash Investing and Financing Activities:

During April 2012, the Company converted $6 of account payable to a vendor by issuing 40,000 shares of its common stock.

During March 2012, the Company converted $265 of accrued Series B Preferred Stock dividends by issuing1,765,333 shares of its common stock.

During March 2012, the Company converted $3,544 of debt and $33 of interest payable to private and related party lenders by issuing 23,843,429 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2011	47,444	$47	12	--	$232,506	$(242,176)	$(9,623)
Dividend for preferred B stock						(95)	(95)
Beneficial conversion of preferred A stock	1						--
Issuance of stock for payment of debt and interest	23,884	24			3,560		3,584
Issuance of stock for payment of accrued dividends	1,765	2			263		265
Options issued as compensation					45		45
Restricted shares issued as compensation					27		27
Net income						370	370
Balance at September 30, 2012	73,094	$73	12	--	$236,401	$(241,901)	$(5,427)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and nine months endedSeptember 30, 2012and 2011are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Although the Company has incurred an operating loss of approximately $2,970,000 for the year ended December 31, 2011, and has a history of operating losses,management feels that the Company has repositioned itself in the marketplace. Its products have already contracted several new and significant customers in 2011 and 2012 which the Company believes should generate sufficient cash flow to sustain operations in the forthcoming year. The Company believes that its financing activities and capitalization structure will have a positive impact on the future operations of the Company and its ability to raise additional capital, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner, especially in light of the continued tightness in the global credit markets as a result of the recent economic crisis.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  For the nine months ended September 30, 2012, the Company has generated net income of $370,000.  In addition, during 2012, the Company has retired $1,900,000 of debt, has converted over $3,800,000 of other short term debt, interest payable and accrued Series B preferred stock dividends into common stock and has had debt forgiveness of approximately $598,000.  The Company has extended the maturity dates of several other debt obligations that were due in 2012 to 2013, to assist with liquidity. Operating performance for the quarters ended June 30, 2012 and September 30, 2012 have forced the company to borrow additional cash under short term notes. The Company has borrowed approximately $480,000 from John Steffens, its chairman under various notes that mature on March 31, 2013. The Company is actively exploring a potential capital infusion in the amount of $650,000, which we expect to be in the form of equity and when combined with anticipated license sales from existing customers in the current quarter along with continued success in demonstrating the Company’s product effectiveness in the enterprise mobility market, should provide sufficient capital to sustain operations.

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

The fair value and carrying amount of long-term debt were as follows:

	September 30, 2012	December 31, 2011
Fair Value	$649,086	$1,887,709
Carrying Value	700,000	1,916,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as ASC 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 50,000 options in the first ninemonths of 2012.  The Company recognized stock-based compensation expense of $17,000 and $72,000, respectively, for the three and nine months ended September 30, 2012.  This is comprised of $8,000 and $45,000, respectively, for the three and nine months ended September 30, 2012, in connectionwith outstanding options and $9,000and $27,000, respectively for the three and nine months ended September 30, 2012, for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement.

The following table sets forth certain information as of September30, 2012 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on January 1, 2012	4,296,193
Granted	50,000
Exercised	--
Forfeited	(151,450)
Outstanding on September 30, 2012	4,194,743

Weighted average exercise price of outstanding options	$0.39

Aggregate Intrinsic Value	$14,080

Shares available for future grants on September 30, 2012	324,857

Reclassification

Certain accounts in the prior annual year-end income statementhave been reclassified for comparative purposes to conform with the presentation in the current interim financial statements. The Company reclassed a department from sales and marketing to research and product development.  These reclassifications have no effect on previously reported loss.

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

· an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010.On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock(the “Convertible Note”).  At September 30, 2010 the maturity date was extended from September 30, 2010 to March 31, 2011.  In March 2011, the maturity date was extended to March 31, 2012.  In March 2012, the maturity date was extended to December 31, 2012;

·  $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a convertible promissory note as stated below);

· an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk on November 14, 2015 and convertible into shares of the Company’s Common Stock; and

· certain earn-out contingencies of $2,410,000based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This note, which carried an annual interest rate of 5%, wasconvertible into shares of the Company’s Series B Preferred Stock (Note 4) at the holder’s option and originally matured on June 30, 2010.  The Company paid principal in the amount of $100,000 in April 2010.  On June 30, 2010, the convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010.  As of September 30, 2010, the convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity date until March 31, 2012.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized was $175,000 and the Company had reduced the note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the Company has fully amortized the debt discount of $175,000 in the statement of operations.  In April 2012, the Company paid this note in full.

The Company was obligated to make additional payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the 18-month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  As of March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual.  At December 31, 2011 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.  Of that amount, approximately $421,500 is payable in common stock of the Company. At September 30, 2012 the balance in accounts payable is $843,000.

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
$4,935,000

Simultaneously with the acquisition of the assets of SOAdesk LLC, the Company also closed an initial round of Series B Convertible Preferred Stock, of approximately $1,560,000 including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1,560,000 raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  In March 2012, the Company converted approximately $265,000 of accrued dividends into 1,765,333 shares of common stock of the Company.  Dividends accrued at September 30, 2012 amounted to $74,000.

NOTE 3.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill in accordance ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired of $2,832,000 in connection with the SOAdesk LLC acquisition in Note 2.The Codification requires that goodwill be tested for impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The second step, measuring the fair value of assets and liabilities of the reporting unit to determine the implied fair value of goodwill,which is compared with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through December 31, 2011, no impairment of goodwill has been identified.  There has been no trigger for impairment as of September 30, 2012.

The Company’s intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful lifeof 3 years for software acquired from SOAdesk LLC. Amortization expense for the three and nine months ended September 30, 2012was $175,000 and $526,000, respectively, resulting in a net intangible asset of $204,000 at September 30, 2012. At September 30, 2012, the estimated future amortization expense for each of the succeeding years is as follows: $175,000 for the remaining three months of 2012, and $28,000 for fiscal year 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

NOTE 4.   SHORT TERM DEBT

Short-term debt, and notes payable to related party consist of the following (in thousands):

	September 30,2012	December 31, 2011
Term loan (a)	$--	$753
Note payable – asset purchase agreement (b)	700	1,121
Note payable – related party (c)	1,383	2,959
Other short-term debt (d)	1,182	1,304
	$3,265	$6,137

a)
In October 2007, the Company agreed to restructure the note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance was due on December 31, 2011.  During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of the Company’scommon stock. In January 2009, the Company paid $100,000 against the principal. In January 2012, the Company entered into an addendum to the original note to extend the maturity of all outstanding principal and interest of $752,594 to December 31, 2012.  At the time of the extension, the Company paid $150,000 towards principal and interest on this note.  The unpaid principal and accumulated interest shall bear interest at a rate of LIBOR plus 6.7% per annum calculated quarterly.  In March 2012, the Company made a $50,000 principal reduction payment.  In April 2012, the Company paid off the note at a discount in the amount of $380,000 and recognized approximately $184,000 as a gain.

(b)
In January 2010, per the Asset Purchase Agreement, the Company entered into with SOAdesk, the Company issued an unsecured convertible promissory note for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and was secured with shares of the Company’s Series B Preferred Stock.  As of September 30, 2010, the maturity date was extended to March 31, 2011. In March 2011, the Company and SOAdesk LLC agreed to extend the maturity on the note to March 31, 2012.  In March 2012, the Company and SOAdesk LLC agreed to extend the maturity on the note to December 31, 2012.  At September 30, 2012 and December 31, 2011, the Company was indebted to SOAdesk in the amount of $700,000.

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

(c)
From 2010 through first quarter 2012, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000 of which $1,665,000 was reclassified from long term debt.  (See Note 5)  In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $350,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share.  In March 2012, Mr. Steffens agreed to refinance $465,000 of debt, of which only $115,000 was outstanding as of December 31, 2011, and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt as of December 31, 2011. The amount has been reclassified as short term debt as of September 30, 2012. At September 30, 2012 the Company was indebted to Mr. Steffens in the amount of $1,383,000.

From time to time the Company entered into promissory notes with one of the Company’s former directors and the former Chief Information Officer, Anthony Pizi.  The notes bear interest at 12% per annum. As of December 31, 2011, the Company was indebted to Anthony Pizi in the amount of $8,502. In March 2012, Mr. Pizi converted his indebtedness of $8,502 in debt and $17,222 of interestinto 171,487 shares of common stock of the Company.

(d)
In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The notes bear interest at 15% and matured on January 31, 2012. The notes weresecured by the amount due under the Company’s support contract with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expire in five years, each note holder is entitled to purchase 1,000 shares of the Company’scommon stock for every $1,000 of principal due under the note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resale, if required.  The Company has allocated the proceeds received from the Note and Warrant Offering based on relative fair value and is amortizing such amount under the terms of the notes as additional interest expense in the amount of $50,349.  In February 2010, the Company reduced the principal indebtedness by $100,000.  At December 31, 2011, the Company was indebted to these investors in the amount of $650,000.In March 2012, these notes were paid in full.

The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders and employees, which provide for short term borrowings.  The notes in the amount of $1,182,000 bear interest between 10% and 36% per annum and are payable on demand.

Several notes in the aggregate of $300,000, which is included in the $1,182,000 above,were due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made interest payments of approximately $40,000 and principal payments of approximately $79,000 through September 30, 2012 per the settlement agreement.  The final payment of the remaining principal of approximately $416,000 is due on February 28, 2013.

NOTE 5.  LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	September 30,2012	December 31, 2011
Note payable – related party (a)	$--	$532
Other long-term debt (b)	700	1,384
	$700	$1,916

a)
From time to time during 2010 and 2011, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000 of which $1,665,000 was reclassified from long term debt (See Note 4).  In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $50,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share.  In March 2012, Mr. Steffens agreed to refinance $465,000 of debt,of which only $115,000 was outstanding as of December 31, 2011,and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt as of December 31, 2011. The amount has been reclassified as short term debt as of September 30, 2012.

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

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $301,000 of accrued interest at an interest rate of 12% having a maturity date of March 31, 2013.  As such this amount had been classified as long term debt as of December 31, 2011.  The amount has been reclassified as short term debt as of September 30, 2012.

NOTE 6.  CONVERSION OF DEBT TO EQUITY

On March 30, 2012, the Company entered into agreements with private lenders, including John L. Steffens, the Chairman of the Board of Directors, to convert $3,243,502 of debt and $33,013 of interest into 21,843,429 common share of the Company’s stock (See Note 4).  The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Pursuant to ASC 470-50, when debt is extinguished by delivering noncashassets owned by the debtor, the gain or loss on the extinguishment should be measured by the difference betweenthe net carrying amount of the debt and the fair value of thenoncash assets. Any difference between the fair value and thecarrying amount of the noncash assets should be recognized as again or loss on transfer.As part of management’s analysis in determining the fair market value, the Company engaged an independent expert to help determine the fair market value of the Company stock and whether a discount to the price of the stock needed to be applied.  In analysis of historical studies of discounts attributable to trading restrictions as well as analysis from an option pricing model of protective puts of the Company’s stock, the Company determined that a 25% discount to the closing stock price on the day of the transaction would be necessitated to establish fair market value.  The Company calculated an approximately $246,000 gain on the extinguishment of the debt, however, due to the fact that 20,000,000 shares of the transaction were being issued to Mr. Steffens, the Company determined that this was not an arm’s length agreement and as such has recorded the gain through additional paid in capital.

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

NOTE 8.  INCOME TAXES

The Company accounts for income taxes in accordance with FASB guidance now codified as ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit was recorded as a result of the net incomefor the first nine months of fiscal year 2012 or the net loss for the first nine months of fiscal year 2011.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 9.  EARNINGS/LOSS PER SHARE

Basic earnings/loss per share is computed based upon the weighted average number of common shares outstanding.  Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities.  Potentially dilutive securities outstanding during the periods presented include stock options, warrants,restricted stock, preferred stock and convertible debt.

Options and warrants to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options and warrants were included for the three and nine months ended September 30, 2012 and 2011, respectively.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

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

During fiscal 2011, the Company was served with a writ of summons by a creditor who holds several short- term notes.  Several notes in the aggregate of $300,000 are due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made interest payments of approximately $40,000 and principal payments of approximately $79,000 through September 30, 2012 per the settlement agreement.  The final payment of the remaining principal of approximately $416,000 is due on February 28, 2013.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of September 30, 2012.

NOTE 11.   SUBSEQUENT EVENTS

The Company has borrowed approximately $480,000 from John Steffens, its chairman under various notes that mature on March 31, 2013.

On November 9, 2012, the Compensation Committee of the Board of Directors of Cicero Inc. (the “Company”) approved an amendment,  to the Company’s Employment Agreement with John P. Broderick, the Company’s Chief Executive Officer and Chief Financial Officer, under which Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company for with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company.

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

Reference should be made to such factors and all forward-looking statements are qualified in their entirety by the above cautionary statements.  Although we believe that these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved.  Given these uncertainties, readers of this Quarterly Report on Form 10-Qare cautioned not to place undue reliance on these forward-looking statements.  These forward-looking statements are made as of the date of this quarterly report.  We assume no obligation to update or revise them or provide reasons why actual results may differ.

RESULTS OF OPERATIONS

The table below presents information for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total revenue	$569	$734	$5,283	$2,558
Total cost of revenue	425	470	1,368	1,420
Gross margin	144	264	3,915	1,138
Total operating expenses	1,004	913	3,635	2,915
Income/(loss) from operations	$(860)	$(649)	$280	$(1,777)

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

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2011.

Total Revenues.Total revenues decreased $165,000, or 22.5%, from $734,000 to $569,000, for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011. Thedecrease is due primarily to a decrease in maintenance and consulting revenue partially offset by an increase in software revenue.

Total Cost of Revenue.  Total cost of revenue decreased $45,000, or 9.6%, from $470,000 for the three months ended September 30, 2011 to $425,000 for the three months ended September 30, 2012.  The decrease is primarily due to a decrease in consulting expenses.

Total Gross Margin.Gross margin was $144,000, or 25.3%, for the three months ended September 30, 2012 as compared to the gross margin of $264,000, or 36.0% for the three months ended September 30, 2011. The decrease in gross margin is primarily due to the decrease in total sales.

Total Operating Expenses.  Total operating expenses increased $91,000, or 10.0%, from $913,000 to $1,004,000 for the three months ended September 30, 2012, as compared with the three months ended September 30, 2011.  The increase in total operating expenses is primarily attributable to higherpersonnel costs, outside professional services and timing of trade show expenses in the thirdquarter of 2012.

Software Products.
Software Product Revenue.The Company earned $96,000 in software product revenue for the three months ended September 30, 2012 as compared to $26,000insoftware revenue for the three months ended September 30, 2011, anincrease of $70,000.

Software Product Gross Margin Loss.The gross margin loss on software products for the three months ended September 30, 2012 was 82.3% compared with a gross margin lossof 573.1%for the three months ended September 30, 2011.  The decrease in gross margin loss is primarily due to the increase in software revenue while the related cost remained consistent with the prior quarter due to the amortization of the acquired SOAdesk software.

Maintenance.
Maintenance Revenue.Maintenance revenue for the three months ended September 30, 2012decreased by approximately $68,000, or 17.4%, from $390,000 to $322,000 as compared to the three months ended September 30, 2011 due to the cancellation of two renewal support contractspartially offset byadditional amortizable maintenance sales in 2012.

Maintenance Gross Margin.Gross margin on maintenance products for the three months ended September 30, 2012 was 90.7% compared with 93.8% for the three months ended September 30, 2011.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The decrease of gross margin is primarily due to the decrease in maintenance revenue.

Services.
Services Revenue.Services revenue decreased $167,000, or 52.5%, from $318,000 to $151,000 for the three months ended September 30, 2012as compared with the three months ended September 30, 2011.The decreasein services revenues is primarily attributable to a decrease in paid consulting engagementsfor the threemonths ended September 30, 2012.

Services Gross Margin/(Loss).  Services gross margin loss was (45.7%) for the three months ended September 30, 2012 compared with gross margin of 14.8% for the three months ended September 30, 2011.  The increasein gross margin loss was primarily attributable to the decrease in consulting revenue partially offset by a decrease in consulting expenses from reduced travel expense.

Operating Expenses:
Sales and Marketing.Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2012increased by approximately $1,000, or 0.3%, from $354,000 to $355,000 as compared with the three months ended September 30, 2011.  The increase is primarily attributable to the timing of certain trade shows and marketing expenses partially offset by a decrease in headcount in 2012.

Research and Development.Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $69,000, or 24.0%, from $288,000 to $357,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in costs for the quarter is primarily due to an increase in headcount in latter part of the third quarter of 2011.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended September 30, 2012increased by approximately $21,000, or 7.7%, from $271,000 to $292,000 as compared to the three months ended September 30, 2011.  The increase is primarily attributable to an increase in professional service expensesand annual audit fees.

Provision for Taxes.The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the third quarter of 2012 and 2011. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $971,000 for the three months ended September 30, 2012 as compared to a net loss of $936,000 for the three months ended September 30, 2011. The increase is primarily due to the decrease in sales and increase in operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2011.

Total Revenues.Total revenues increased $2,725,000, or 106.5%, from $2,558,000 to $5,283,000, for the ninemonths ended September 30, 2012 as compared with the nine months ended September 30, 2011. The increase is due primarily to an increase in revenue in software salesdue to an enterprise license sale with a major financial services company partially offset by a decrease in maintenance and consulting revenue.

Total Cost of Revenue.  Total cost of revenue decreased $52,000, or 3.7%, from $1,420,000 to $1,368,000, for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.  The decrease is primarily attributable to a decrease in professional services travel expenses.

Total Gross Margin.Gross margin was $3,915,000, or 74.1%, for the ninemonths ended September 30, 2012 as compared to the gross margin of $1,138,000, or 44.5% for the nine months ended September 30, 2011. The increase in gross margin is primarily due to the increase in total sales.

Total Operating Expenses.  Total operating expenses increased $720,000, or 24.7%, from $2,915,000 to $3,635,000 for the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011.  The increase in total operating expenses is primarily attributable to higher personnel costs, commissions, outside professional services and timing of trade show expenses in the first nine monthsof 2012.

Software Products.
Software Product Revenue.The Company earned $3,984,000 in software product revenue for the nine months ended September 30, 2012 as compared to $640,000 in software revenue for the nine months ended September 30, 2011, an increase of $3,344,000.  The increase is primarily due to an enterprise license sale with a major financial servicescompany.

Software Product Gross Margin.The gross margin on software products for the nine months ended September 30, 2012 was 86.8% compared with a gross margin of 17.8% for the nine months ended September 30, 2011.  The increase in gross margin is primarily due to the increase in software revenue while the related cost remained consistent with the prior quarter due to the amortization of the acquired SOAdesk software.

Maintenance.
Maintenance Revenue.Maintenance revenue for the nine months ended September 30, 2012 decreased by approximately $157,000, or 13.6%, from $1,158,000 to $1,001,000 as compared to the nine months ended September 30, 2011 due to the cancellation of twosupport contracts partially offset by additional amortizable maintenance sales in the first three quarter in 2012.

Maintenance Gross Margin.Gross margin on maintenance products for the nine months ended September 30, 2012 was 90.1% compared with 92.4% for the nine months ended September 30, 2011.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The decrease of gross margin is due to the decrease in maintenance revenue.

Services.
Services Revenue.Services revenue decreased $462,000, or 60.8%, from $760,000 to $298,000 for the nine months ended September 30, 2012as compared with the nine months ended September 30, 2011.The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements in the first nine months of 2012.

Services Gross Margin Loss.  Services gross margin loss was 149.3% for the nine months ended September 30, 2012 compared with gross margin loss of 6.1% for the nine months ended September 30, 2011.  The increase in gross margin loss was primarily attributable to the decrease in consulting revenue partially offset by a decrease in consulting expenses from reduced travel expense.

Operating Expenses:
Sales and Marketing.Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the nine months ended September 30, 2012 increased by approximately $293,000, or 24.7%, from $1,168,000 to $1,461,000 as compared with the nine months ended September 30, 2011.  The increase is primarily attributable to increase in commissions from higher sales and an increase in marketing expenses.

Research and Development.Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $248,000, or 28.7%, from $863,000 to $1,111,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in costs is primarily due to an increase in headcount in the second half of fiscal 2011.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the nine months ended September 30, 2012 increased by approximately $179,000, or 20.2%, from $884,000 to $1,063,000 as compared to the nine months ended September 30, 2011.  The increase is primarily attributable to an increase in professional service expenses.

Provision for Taxes.The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the gain in the first nine months of 2012 and loss in the first nine months of 2011. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Income (Loss).  The Company recorded net income of $370,000 for the nine months ended September 30, 2012 as compared to a net loss of $1,911,000 for the nine months ended September 30, 2011. The increase is primarily due to a $3,344,000 increase in software product revenue over the prior period primarily as a result of an enterprise license with a major financial services company.

Impact of Inflation.Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $9,000 at September 30, 2012 from $184,000 at December 31, 2011, a decrease of $175,000.

Net cash generated/usedin Operating Activities.  Cash generated from operations for the nine months ended September 30, 2012 was $282,000 compared to cash used in operations of $1,004,000 for the nine months ended September 30, 2011.  Cash generated from operations for the nine months ended September 30, 2012 was primarily due to the income from operations, depreciation and amortization of $540,000, stock compensation of $72,000, bad debt write off of $18,000, a decrease in accounts receivable of $695,000, a decrease in prepaid expenses of $109,000, and in increase in accounts payable and accrued expenses of $74,000 partially offset by a gain of $414,000 from the write off of certain accrued wages, a $184,000 gain from a debt extinguishment, and adecrease in deferred revenue of $998,000.

Net cash used in Investing Activities. The Company purchased $16,000 worth of equipment during the nine months ended September 30, 2012 versus $13,000 during the nine months ended September 30, 2011.

Net cash generated/used in Financing Activities.Net cash used by financing activities for the nine months ended September 30, 2012 was approximately $441,000 as compared with net cash generated by financing activities of approximately $1,032,000 for the nine months ended September 30, 2011.  Cash used by financing activities for the nine months ended September 30, 2012 was comprised primarily from the repayment of $1,749,000 of short term debt offset by cash received from short term borrowings of $1,308,000.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2012 with cash on hand from December 31, 2011; the revenue generated in the first nine months of 2012 and short-term borrowings.

From 2010 through 2012, the Company entered into various short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000.In March 2012, Mr. Steffens converted $3,000,000 of his debt into 20,000,000 shares of common stock of the Company at a price of $0.15 per share.In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  At September 30, 2012, the Company was indebted to Mr. Steffens in the amount of $1,383,000.

The Company maintainedseveral Note agreements with an individual investor. The borrowings from time to time were both secured and unsecured.  Several notes in the aggregate of $300,000 are due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made interest payments of approximately $40,000 and principal payments of approximately $79,000 through September 30, 2012 per the settlement agreement.  The final payment of the remaining principal of approximately $416,000 is due on February 28, 2013.

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

The Company believes that its financing activities and capitalization structure will have a positive impact on the future operations of the Company and its ability to raise additional capital, however, there can be no assurance that management will be successful in executing as anticipated or in a timely manner, especially in light of the continued tightness in the global credit markets as a result of the recent economic crisis.  If these strategies are unsuccessful, the Company may have to pursue other means of financing that may not be on terms favorable to the Company or its stockholders.  The Company has repositioned itself in the marketplace as a result of the acquisition of the assets of SOAdesk along with its key personnel. By combining the SOAdesk products with the Cicero legacy products, the Company is able to offer a complete Customer Experience Management suite of products. The new products have already received awards from within the industry and new customers have contracted to use the products, thereby generating new revenues. The Company has entered into several significant contracts in 2011 and 2012 which are generating capital to sustain its operations.  Operating performance for the quarters ended June 30, 2012 and September 30, 2012 have forced the company to borrow additional cash under short term notes. The Company has borrowed approximately $480,000 from John Steffens, its chairman under various notes that mature on March 31, 2013. The Company is actively exploring a potential capital infusion in the amount of $650,000, which we expect to be in the form of equity and when combined with anticipated license sales from existing customers in the current quarter along with continued success in demonstrating the Company’s product effectiveness in the enterprise mobility market, should provide sufficient capital to sustain operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controlsand procedures as of September 30, 2012.

Based in that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were effective.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

ITEM 1.  LEGAL PROCEEDINGS

During fiscal 2011, the Company was served with a writ of summons by a creditor who holds several short term notes.  Several notes in the aggregate of $300,000 are due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made interest payments of approximately $40,000 and principal payments of approximately $79,000 through September 2012 per the settlement agreement.  The final payment of the remaining principal of approximately $416,000 is due on February 28, 2013.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Item 1 with regards to several Note agreements in the aggregate amount of $300,000.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

CICERO INC.

Date: November 19, 2012	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer