Form 10-K
period 2012-12-31
CICERO INC
filed 2013-04-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $10,598,674 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 85,132,527 shares of Common Stock outstanding as of April 5, 2013.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1.  BUSINESS

Overview

Cicero, Inc. (the “Company”) provides business performance software that enables companies to monitor and improve their existing technologies to deliver smart, integrated, and secure solutions at employees’ desktops and mobile devices. The Company provides an innovative and unique combination of application and process integration, automation, presentation and real-time analytics, all without changes to the underlying applications or requiring costly development expenditures. The Company’s software addresses the emerging need for companies' information systems by securely presenting relevant information in an intuitive manner for mobile devices and desktops. In addition to software solutions, the Company also provides technical support, training and consulting services as part of its commitment to providing customers with industry-leading solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest Fortune 500 corporations worldwide.

The Company focuses on the business performance and user experience management market with emphasis on the unified desktop and business process automation with its Cicero XM® products and enterprise mobility with its Cicero EDGE™ product.

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

The Company provides an integrated toolkit for each product that provides an intuitive integration and development environment, which simplifies the process of configuring and deploying solutions to the enterprise. The Company provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. In addition, the Company’s software solutions can streamline end-user tasks by providing a single, seamless user interface for simple access to multiple systems or be configured to display one or more composite applications to enhance productivity either on the desktop or mobile devices. Our technology enables automatic information sharing among line-of-business applications and tools. It is ideal for deployment in organizations that need to provide access to enterprise applications on desktops or mobile devices to improve business performance, the user experience, and customer satisfaction. By integrating diverse applications across multiple operating systems, automating business processes and delivering a better user experience, the Company’s products are ideal for the financial services, insurance, healthcare, governmental and other industries requiring a cost-effective, proven business performance and user experience management solution for enterprise desktops and mobile devices.

We believe Cicero EDGE is a proven, game-changing technology solution that addresses the enterprise mobility challenges of security, compatibility and usability, allowing companies to deliver true mobile solutions in a fraction of the time and cost compared to other approaches such as developing new mobile or web apps. Cicero EDGE allows companies to integrate, automate, and present information from existing desktop applications and backend systems, delivering enterprise content, applications, and business processes to growing mobile workforces.

Cicero EDGE maintains two significant advantages over alternative mobility enablement. First, Cicero EDGE enables enterprises to deploy mobile solutions quicker than previously possible. By leveraging existing content, applications and business processes, enterprises avoid having to invest in totally new technologies that may not have the full functionality needed. While vendors like Citrix have tried to show this as their differentiator, companies implementing that approach have not had significant success due to the mismatch of mobile/windows form factors. Cicero EDGE uniquely bridges the impedance mismatch between the two form factors, by translating gesturing from the device to the Virtual Desktop Infrastructure (“VDI”) and relaying feedback from the VDI back to the device.

Secondly, Cicero EDGE’s security model allows sensitive data to remain behind the firewall and never reside on the device. The security advantage enables enterprises to not have to go through time consuming encryption caching and wipe scenarios with their new mobile applications.

Some of the companies that have implemented or are implementing the Company’s software solutions include Merrill Lynch, & Co., Inc., Nationwide Financial Services, First Tennessee Bank, Wright Express, and UBS. We have also sold our products to healthcare, banking, and government users.

Cicero Inc. was incorporated in New York in 1988 as Level 8 Systems, Inc. and re-incorporated in Delaware in 1999. Our principal executive offices are located at 8000 Regency Parkway, Suite 542, Cary, NC 27518 and our telephone number is (919) 380-5000. Our web site is www.ciceroinc.com.

Products

The Company’s software products provide universal access to enterprise applications and data to improve business performance. All three of our products - Cicero XM, Cicero EDGE, and Cicero Discovery - leverage existing technologies by securely presenting relevant information in an intuitive manner for mobile devices and desktops, improving business processes and the user experience.

Cicero XM®
Cicero XM delivers a unified desktop solution for enterprise contact center and back office employees. Leveraging existing IT investments Cicero XM integrates applications, automates workflow, guides the employee (presentation, scripts, etc.) and provides control and adaptability in a Smart Desktop.

Cicero XM includes a Studio environment that enables business analysts and other non-IT staff to build and enhance back-end integrations, scripts, smart workflows and composite screens without any impact on underlying applications or business logic.

The Cicero XM suite is highly secure. It has a credentials store that facilitates single sign-on. Passwords can be reset but are non-retrievable. Stored interactions can be selectively encrypted based on the needs of the enterprise. All network communications are compressed and encrypted for transmission.

All Cicero XM utilizes the United Data Model® (UDM). The UDM is supported by a database, enabling the abstraction and separation of the department’s existing technical environment from its business logic. This physical separation empowers IT and the operations managers to build and change the business logic at their discretion. The abstraction capability converts the contact center and other departments into a flexible and agile operating environment that can rapidly and cost effectively respond to the dynamic needs of the enterprise.

Cicero EDGE™
Cicero EDGE addresses the challenges of the BYOD (Bring Your Own Device) and COPE (Corporately Owned Personally Enabled) by delivering a secure enterprise mobility solution. Cicero EDGE utilizes existing native applications that are context-aware and safely secured behind the corporate firewall and makes them accessible and usable on mobile devices. The result is a native tablet experience supported by enterprise power.

We believe that Cicero EDGE is a game-changing technology that solves the challenge most enterprises are facing today; delivering enterprise content, applications, and business processes to their increasingly mobile work force. Cicero EDGE breaks down the barriers of delivering enterprise data and functionality to any device, by incorporating aspects of the above technologies in a way that is unique and innovative. Cicero EDGE is composed of three main components: the Native Device EDGE Container Application, the EDGE Relay Broker, and the EDGE Experience Accelerator.

Cicero Discovery™
Cicero Discovery delivers desktop analytics and reporting for the enterprise. Cicero Discovery is a lightweight and configurable tool to collect activity and application performance data and track business objects across time and across multiple users as well as measure against a defined "expected" business process flow, either for analysis or to feed a third party application. Cicero Discovery helps customers identify what is actually happening to an object through its life cycle and identify optimal business process and/or critical steps that are missing or holding up the process.

Cicero Discovery includes a Studio environment that enables business analysts and other non-IT staff to configure which applications, processes, and business objects to monitor and how the data should be stored for reporting or shared with another application.

Services

We provide a full spectrum of technical support, training and consulting services across all of our products as part of our commitment to providing our customers industry-leading business integration solutions. Experts in the field of systems integration with backgrounds in development, consulting, and business process reengineering staff our services organization. In addition, our services professionals have substantial industry specific backgrounds with extraordinary depth in our focus marketplaces of financial services, contact centers, and the back office.

Maintenance and Support

We offer customers varying levels of technical support tailored to their needs, including periodic software upgrades, and telephone support. The Company’s products are frequently used in mission-critical business situations, and our maintenance and support services are accustomed to the critical demands that must be met to deliver world-class service to our clients. Many of the members of our staff have expertise in mission critical environments and are ready to deliver service commensurate with those unique client needs.

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

Our customers are using our solutions to rapidly deploy applications. Some examples of customers' uses of our products include:

●
A Regional Bank - A large U.S. regional bank selected Cicero XM software to provide intelligent unified desktop solutions for their customer service operations and throughout their enterprise. Leveraging existing applications, the new solutions captures desktop activities, automates processes, provides user guidance, and displays composite views of information to improve user productivity and the customer experience.

●
A Fortune 500 Bank - Cicero EDGE was implemented at a Fortune 500 global bank for approximately 7,000 Financial Advisors (FA) who provide wealth management support to high value clients. Prior to implementing Cicero EDGE, the FA’s had limited access to client data and resources. They were not allowed access to corporate systems via laptops due to stringent security restrictions. The results of implementing Cicero EDGE have been striking. Every application and tool FA’s have on their office computers is available on their iPads. They now have access to proprietary research, client materials, account and contact data, analyst reports as well as their email accounts.

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

●
An insurance company - IT and Cicero professionals created a Cicero desktop solution which integrated computer telephony integration, key business systems and numerous secondary applications in use in the contact centers and elsewhere within the organization. Using Cicero, the contact center agents now use a central, integrated dashboard to navigate between applications, with key information (like customer and policy numbers) passed automatically between applications.

Other customers are systems integrators, which use our software to develop integration solutions for their customers.

Convergys, Inc., Merrill Lynch/Bank of America and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2012. Boeing Employee Credit Union, Merrill Lynch/Bank of America, First Tennessee Bank and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2011.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships. We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products. To date we have entered into strategic partnerships with the following resellers, for integrated business solutions: Exadel, Almato, Inc., and Tata Consultancy Services, SLK America, FYI Systems. In addition, we have entered into strategic partnerships with eg solutions, DVS Analytics, Pipkins and CXM. These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access. In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers. We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

Marketing

The target market for our products and services are in the financial services, insurance, and healthcare industries, as well as users in the intelligence, security and law enforcement communities and other governmental organizations. Increasing competitiveness and consolidation is driving companies in such businesses to increase the efficiency, deliver secure access to enterprise applications through mobile solutions, improve the user experience and improve the quality of their customer contact centers. As a result, companies are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

Our marketing staff has an in-depth understanding of business performance and user experience software marketplaces and the needs of these customers, as well as experience in all of the key marketing disciplines. They also have knowledge across industries in financial services, insurance, healthcare, and government organizations that have focused on application integration and business process automation solutions to address needs in mergers and acquisitions and homeland security.

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

Research and Product Development

We incurred research and development expense of approximately $1,476,000 and $1,183,000 in 2012 and 2011, respectively.

Since Cicero XM and Cicero Edge are new products in a relatively untapped market, it is imperative to constantly enhance the features and functionality of the products. Our budget for research and development is based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

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

The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services can compete favorably, we may not be able to increase our competitive position against current and potential competitors. In addition, many companies choose to deploy their own information technology personnel or utilize system developers to write new code or rewrite existing applications in an effort to deploy solutions to mobile devices and desktops. As a result, prospective customers may decide against purchasing and implementing externally developed and produced solutions such as ours.

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

Employees

As of December 31, 2012, we employed 33 full time employees. Our employees are not represented by a union or a collective bargaining agreement.

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

Forward Looking and Cautionary Statements

Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: our future success depends on the market acceptance of the our products and successful execution of the new strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from our existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; rapid technological change could render the Company's products obsolete; loss of any one of our major customers could adversely affect our business; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend our ownership and use of proprietary technology; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

ITEM 1A.  RISK FACTORS

We have a history of losses and there are no assurances that such losses may not continue.

We experienced operating losses and net losses for each of the years from 2000 through 2012. We incurred a net loss of $3.0 million for 2011, and $0.2 million for 2012. As of December 31, 2012, we had a working capital deficit of $4.9 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.  If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated April 15, 2013 on our consolidated financial statements for the period ended December 31, 2012 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our recurring losses from operations and working capital deficit. Our ability to continue as a going concern will be determined by our ability to secure customer contracts that will drive sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Our inability to obtain sufficient capital either through internally generated cash or through the use of equity or debt offerings could impair the growth of our business.

Historically, we have relied on equity and debt offerings, borrowings and operating cash flows to finance our working capital requirements. Reliance on internally generated cash to finance our operations could substantially limit our operational and financial flexibility. We have experienced negative cash flows from operations for the past three years. To the extent that we have insufficient operating cash flows, our ability to finance our operations may be limited by the extent to which we are able to raise capital through debt or equity financings. The extent to which we will be able to use shares of capital stock will depend on the market value of our capital stock from time to time and the willingness of potential investors to invest in our company. Using shares of capital stock for this purpose also may result in significant dilution to our then existing stockholders. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. Besides, our ability to obtain external financing is subject to a number of uncertainties, including:

●            our future financial condition, results of operations and cash flows;
●            the state of global credit markets; and
●            general market conditions for financing activities by companies in our industry.

Our failure to obtain a sufficient amount of capital on acceptable terms to finance our operations may materially and adversely affect the growth of our business.

We depend on an unproven strategy for ongoing revenue.

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2012, the Company had a working capital deficiency of $4.9 million. While the Company has repositioned itself and added additional technical award winning products and solutions and demonstrated increase in acceptance in the marketplace, the Company will need to attract more accounts in the near future. The Company’s success to date has been where it has been able to establish solutions specific to certain industry verticals such as financial services, contact centers and healthcare.

Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue.

Our ability to generate revenue depends on the overall demand for customer experience management software and services and a recently introduced product within the enterprise mobility market. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for customer experience management in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger transactions. Those situations may cause a decrease in our revenue. A decrease in demand for our software and services caused, in part, by a weakening of the economy, may result in a decrease in our revenue rates.

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

Furthermore, individual Cicero XM and Cicero Edge sales are large and each sale can or will account for a large percentage of our revenue and a single sale may have a significant impact on the results of a quarter. The sales of Cicero XM can be classified as generally large in size to a small discrete number of customers. In addition, the substantial commitment of executive time and financial resources that have historically been required in connection with a customer’s decision to purchase our software increases the risk of quarter-to-quarter fluctuations. Our software sales require a significant commitment of time and financial resources because it is an enterprise product. Typically, the purchase of our products involves a significant technical evaluation by the customer and the delays frequently associated with customers’ internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months. It also subjects the sales cycle for our products to a number of significant risks, including our customers’ budgetary constraints and internal acceptance reviews. The length of our sales cycle may vary substantially from customer to customer.

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

Loss of key executive personnel or the software engineers we have hired with specialized knowledge of our technology could have a significant impact on our execution of our new strategy given that they have specialized knowledge developed over a long period of time with respect to our technology. Furthermore, because of our restructuring and reduction in the number of employees, we may find it difficult to recruit new employees in the future.

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

We rely on third party software for an integral part of our newest product Cicero Edge and without contractual protection from that supplier; we may not be able to deliver a solution.

Cicero Edge, while just being introduced into the market, relies on third party software which is critical to the overall functionality of the solution. Without adequate contractual protection, we may not be able to deliver a viable solution to our customers.

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

We do not believe any of our products infringe the proprietary rights of third parties. However, companies in the software industry have experienced substantial litigation regarding intellectual property and third parties could assert claims that we have infringed their intellectual property rights. In addition, we may be required to indemnify our distribution partners and end-users for similar claims made against them. Any claims against us would divert management resources, and could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

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

Customers that license our software typically engage our professional services staff or third-party consultants to assist with product implementation, training and other professional consulting services. We believe that many of our software sales depend, in part, on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. New professional services personnel and service providers require training and education and take time and significant resources to reach full productivity. Competition for qualified personnel and service providers is intense within our industry. Our business may be harmed if we are unable to provide professional services to our customers to effectively implement our solutions or if we are unable to establish and maintain relationships with third-party implementation providers.

Because our software could interfere with the operations of customers, we may be subject to potential product liability and warranty claims by these customers.

Our software enables customers’ software applications to integrate and is often used for mission critical functions or applications. Errors, defects or other performance problems in our software or failure to provide technical support could result in financial or other damages to our customers. Customers could seek damages for losses from us. In addition, the failure of our software and solutions to perform to customers’ expectations could give rise to warranty claims. The integration of our software with our customer’s applications, increase the risk that a customer may bring a lawsuit against us. Even if our software is not at fault, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation.

We have not paid any dividends on our common stock and it is likely that no dividends will be paid in the future.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Provisions of our charter and Bylaws could deter takeover attempts.

Our certificate of incorporation authorizes the issuance, without stockholder approval, of preferred stock, with such designations, rights and preferences as the board of directors may determine from time to time. Such designations, rights and preferences established by the board may adversely affect our stockholders. In the event of issuance, the preferred stock could be used, under certain circumstances, as a means of discouraging, delaying or preventing a change of control of the Company. Although we have no present intention to issue any shares of preferred stock in addition to the currently outstanding preferred stock, we may issue preferred stock in the future.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007, we formally changed our name to Cicero Inc. and now trade under the ticker CICN. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2012 and 2011.

	2012		2011
Quarter	High	Low	High	Low

First	$0.19	$0.05	$0.08	$0.05
Second	$0.19	$0.14	$0.12	$0.06
Third	$0.15	$0.08	$0.10	$0.05
Fourth	$0.09	$0.04	$0.06	$0.03

The closing price of the common stock on April 5, 2013 was $0.05 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  As of April 5, 2013, we had 204 registered stockholders of record.

Recent Sales of Unregistered Securities

In March 2013, the Company closed an offering in a private investment in the Company’s common stock and the Company issued 11,840,241 shares of common stock at a price of $0.05 per share in exchange for $592,012. Of the total common shares issued, 7,500,000 shares were issued to members of the Board of Directors who invested in the private investment. The investment was made up of $251,131 of cash from private investors, the exchange of $25,881 of interest on notes with two of the private investors, the exchange of $15,000 of short term debt with one of the private investors, and the exchange of $300,000 of short term debt to Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share. The warrants expire in five years. 2,368,048 warrants were issued to these investors, of this amount, 1,500,000 warrants were issued to members of the Board of Directors who invested in the private investment. As of December 31, 2012, the Company has reported a stock subscription for 10,200,000 shares of their common stock at a price of $0.05 per share in exchange for $510,000 (part of the $592,012 described above). The stock subscription was comprised of $186,132 of cash from private investors, the exchange of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2012, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan, the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	3,921,493	$0.36	594,857

Equity compensation plans not approved by stockholders	-0-	--	-0-

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

This discussion contains forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. See ''Item 1. Business—Forward Looking and Cautionary Statements.''

Business Strategy

Management makes operating decisions and assesses performance of the Company’s operations based on one reportable segment, the Software product segment.

The Software product segment is comprised of the Cicero XM and Cicero Edge products. Cicero XM enables businesses to transform human interaction across the enterprise. Cicero XM enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero XM automates up and down-stream process flows, enforcing compliance and optimizing handle time and provides a task-oriented desktop, reducing training time and enabling delivery of best in class service. Cicero XM captures real-time information about each interaction, guiding the business user through an activity and capturing usage data to spot trends and forecast problems before they occur. Cicero EDGE utilizes existing native applications that are context-aware and safely secured behind the corporate firewall and makes them accessible and usable on mobile devices. The result is a native tablet experience supported by enterprise power.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Years Ended December 31,
	2012	2011
Revenue:
Software	67.7%	20.8%
Maintenance	22.2%	47.3%
Services	10.1%	31.9%
Total	100.0%	100.0%

Cost of revenue:
Software	11.7%	21.5%
Maintenance	2.4%	3.5%
Services	16.3%	32.7%
Total	30.4%	57.7%

Gross margin	69.6%	42.3%

Operating expenses:
Sales and marketing	31.6%	51.6%
Research and product development	24.6%	36.4%
General and administrative	15.8%	36.5%
Total	72.1%	124.5%

Loss from operations	(2.5)%	(82.2)%
Other income/(expense), net	(0.6)%	(9.1)%
Net loss	(3.1)%	(91.3)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2012	2011

United States	100%	100%

 Years Ended December 31, 2012 and 2011

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

Total revenues for the year ended December 31, 2012 increased 84.3% or $2,743,000 from $3,254,000 in 2011 to $5,997,000 in 2012. Total revenues for the year ended December 31, 2011 increased 9.3% or $278,000 from $2,976,000 in 2010 to $3,254,000 in 2011. The increase in revenues in 2012 is due to an increase in software sales due to an enterprise license sale with a major financial services company as well as a significant software license sale to a major business process outsourcer, partially offset by a decrease in maintenance and consulting revenue. The increase in revenues in 2011 is due to an increase in maintenance and services due to increase in software sales in 2010 and consulting projects with current and new customers partially offset by a decrease in software sales. Gross profit margin was 70% and 42% for 2012 and 2011, respectively.

Software Products. Software products revenue for the year ended December 31, 2012 increased 500.7% or $3,385,000 from $676,000 in 2011 to $4,061,000 in 2012. Software products revenue for the year ended December 31, 2011 decreased 37.8% or $410,000 from $1,086,000 in 2010 to $676,000 in 2011. The increase in software revenue in 2012 is primarily due to an enterprise license sale with a major financial services company and the recognition of approximately $1,200,000 in deferred software licenses. The decrease in software revenue in 2011 is due to a longer sales cycle.

The gross margin on software products was 82.7% for the year ended December 31, 2012 as compared to a gross margin loss on software products of (3.7%) for the year ended December 31, 2011. Cost of software is composed primarily of amortization expense related to intangible assets acquired as part of the SOAdesk LLC transaction in January 2010. The Company amortizes its intangibles assets over a period of three years.

The Company expects to see a continuing increase in software sales coupled with improving margins on software products as Cicero XM and Cicero Edge gain acceptance in the marketplace. The Company’s expectations are based on its review of the sales cycle that has developed around the Cicero XM product since being released by the Company, its review of the pipeline of prospective customers and their anticipated capital expenditure commitments and budgeting cycles, as well as the status of in-process proof of concepts or beta sites with select corporations and the market impact of awards and analysts reviews that have been bestowed on the products.

Maintenance. Maintenance revenues for the year ended December 31, 2012 decreased 13.4% or $207,000 from $1,540,000 in 2011 to $1,333,000 in 2012. Maintenance revenues for the year ended December 31, 2011 increased 7.9% or $113,000 from $1,427,000 in 2010 to $1,540,000 in 2011. The decrease in maintenance revenue for 2012 is primarily attributable to the cancellation of two support contracts partially offset by additional amortizable maintenance revenues in fiscal 2012. The increase in maintenance revenues for 2011 is primarily attributed to the increase in new software sales offset by certain non-renewals.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 89.1% and 92.7% for 2012 and 2011, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero XM and Cicero Edge products. The cost of maintenance should increase slightly.

Services. Services revenue for the year ended December 31, 2012 decreased 41.9% or $435,000 from $1,038,000 in 2011 to $603,000 in 2012. Services revenue for the year ended December 31, 2011 increased 124.2% or $575,000 from $463,000 in 2010 to $1,038,000 in 2011. The decrease in service revenue in 2012 is primarily attributable to a decrease in paid consulting engagements in fiscal 2012. The increase in service revenue in 2011 is primarily attributable to new service contracts.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was (62.4%) and (2.3%) for fiscal 2012 and 2011, respectively. The increase in gross margin loss from 2011 to 2012 is primarily due to the decrease in service revenue partially offset by lower expenses due to less travel expenses by our professional services personnel. The increase in gross margin from 2010 to 2011 is primarily due to the increase in service revenue partially offset by higher expenses due to an increase in personnel.

Services revenues are expected to increase as the Cicero XM and Cicero Edge products gain acceptance.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as industry conference participation and promotional expenses. Sales and marketing expenses increased 13.0% or $218,000 to $1,897,000 in 2012. The increase in sales and marketing is due to an overall increase in marketing activities, outside professional services and commissionable sales. Sales and marketing expenses decreased 15.1% or $299,000 to $1,679,000 in 2011. The decrease in sales and marketing is due to an overall decrease in advertising expenses, outside professional services and commissionable sales partially offset by increase in industry conference participation.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased 24.8% or $293,000 to $1,476,000 in 2012. The increase in costs in 2012 is due to an increase in headcount in the second half of fiscal 2011. Research and development expense increased 35.0% or $307,000 to $1,183,000 in 2011. The increase in costs in 2011 is due to an additional headcount of one employee in the second quarter of 2011 and an increase in outside professional services.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses decreased 20.3% or $241,000 to $949,000 in 2012. The decrease is primarily due to an adjustment of accrued legal fees partially offset by an increase in professional service expenses. General and administrative expenses decreased 5.6% or $71,000 to $1,190,000 in 2011. The decrease is primarily due to a reduction in outside professional services associated with the SOAdesk asset acquisition in 2010.

General and administrative expenses are expected to remain fairly static going forward.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2012 and 2011. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Charges). Other income (net) decreased $8,000 in 2012 versus 2011. The decrease is primarily due to the difference of income from debt forgiveness in 2012 of approximately $414,000 versus the additional income of $517,000 for the adjustment to the SOAdesk LLC earn-out. Other income (net) decreased $2,632,000 in 2011 versus 2010. The decrease is primarily due to the write offs of old accounts payables in 2010 partially offset by additional income of $517,000 for the adjustment to the SOAdesk LLC earn-out.

Interest expense decreased $266,000 from $813,000 in 2011 to $547,000 in 2012 due to the decrease in debt obligations incurred by the Company due to the conversion of debt to equity in the first quarter of fiscal 2012. Interest expense increased $73,000 from $740,000 in 2010 to $813,000 in 2011 due to the increase in debt obligations incurred by the Company.

Net Loss. Net loss decreased $2,782,000 to a loss of $188,000 in fiscal 2012. The decrease in loss is primarily due to the increase in software revenue partially offset by the increase in operating expenses in fiscal 2012.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $69,000 on December 31, 2012 compared with $184,000 on December 31, 2011, a decrease of $115,000. The Company incurred a net loss of $188,000 for the year ended December 31, 2012 compared to net loss of $2,970,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2012, the Company had a working capital deficiency of $4,887,000.

Operating activities utilized $492,000 in cash, which was primarily comprised of the loss from operations of $188,000, an adjustment of $414,000 for the write off of certain deferred compensation, an adjustment of $390,000 on the reconciliation of accrued legal fees, an adjustment of $184,000 on the extinguishment of certain debt, an increase of $404,000 in accounts receivable, and a decrease of $222,000 in deferred revenue. This was offset by non-cash charges for depreciation of $24,000 and amortization of $701,000, stock compensation expense of $90,000, bad debt expense of $18,000, a decrease in prepaid expenses of $123,000, and an increase of trade payables and other accruals of $354,000.

 The Company utilized approximately $39,000 in cash in the purchase of updating the Company’s network and computer equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2012 with cash on hand from December 31, 2011, the revenue generated in fiscal 2012 as well as through the use of proceeds from other short term borrowings in the amount of $416,000, net of repayments.

The Company funded its cash needs during the year ended December 31, 2011 with cash on hand from December 31, 2010, as well as through the use of proceeds from other short term borrowings in the amount of $1,357,000, net of repayments.

In December 2012, the Company had stock subscription of 10,200,000 shares of their common stock at a price of $0.05 per share. This was part of an offering in a private investment in the Company’s common stock. The stock subscription was made up of $186,132 of cash from private investors, the extinguishment of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share. The warrants expire in five years. 2,040,000 warrants were issued to these investors. In March 2013, the offering was officially closed and the Company issued 11,840,241 common shares in exchange for $592,012.

From 2010 through 2012, the Company entered into various short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000. In March 2012, Mr. Steffens converted $3,000,000 of his debt into 20,000,000 shares of common stock of the Company at a price of $0.15 per share. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock. At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $148,000 in interest. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes to April 1, 2014.

The Company maintained several Note agreements with an individual investor. The borrowings from time to time were both secured and unsecured. Several notes in the aggregate of $250,000 were due and outstanding under the Note agreements. The loans bear interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012. In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000. This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The note and all outstanding interest were paid in full in February 2013.

During March 2012, the Company converted $3,576,515 in principal and interest on debt held by certain lenders of short and long term notes, including certain directors and significant shareholders of the Company, into 23,843,429 shares of the Company’s common stock at a price of $0.15 per share.

During March 2012, the Company converted $264,800 of accrued Series B dividends owed to certain holders of the Company’s Series B Preferred Stock, including certain directors and significant shareholders of the Company, into 1,765,333 shares of the Company’s common stock at a price of $0.15 per share.

In March 2009, the Company entered into several secured Promissory Notes with certain investors in the aggregate amount of $750,000. The notes bore interest at 15% and matured on January 31, 2012. The notes were secured by the amount due the Company under its support agreement with Merrill Lynch. In addition, each investor was issued a warrant to purchase common stock of the Company. Under the terms of the warrant, which expires in five years, each note holder is entitled to purchase 1,000 shares of Cicero common stock for every $1,000 of principal due under the note. The exercise price on the warrant is $0.20 per share. The shares of common stock underlying the warrants have registration rights and a cashless exercise provision in the event no registration statement is effective for resale, if required. In February 2010, the Company reduced the principal indebtedness by $100,000. In March 2012, the Company paid these notes in their entirety of $650,000.

In October 2007, the Company and BluePhoenix entered into a note payable in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness. Of the new note payable to BluePhoenix, $350,000 was due on January 31, 2009 and the balance was originally due on December 31, 2011. In March 2008, the Company and BluePhoenix agreed to accelerate the principal reduction payment of $350,000 due on January 31, 2009 and $200,000 was paid in March 2008. The Company paid $100,000 in January 2009. BluePhoenix agreed to convert $50,000 of the repayment into 195,848 shares of the Company’s common stock in July 2008. In January 2012, the Company entered into an addendum to the original note to extend the maturity of all outstanding principal and interest of $752,594 to December 31, 2012. At the time of the extension, the Company paid $150,000 towards principal and interest on the note. The unpaid principal and accumulated interest bore interest at a rate of LIBOR (3 months $ LIBOR) plus 6.7% per annum calculated quarterly. In March 2012, the Company made a $50,000 principal reduction payment against this note. In April 2012, the Company paid off the balance of this note at a discount and recognized a gain of approximately $184,000.

Although the Company has incurred an operating loss of approximately $188,000 for the year ended December 31, 2012, and has a history of operating losses. Management feels that the Company has repositioned itself in the marketplace. The creation of Cicero Edge as a proven product in the enterprise mobility space has opened new opportunities in the financial services, insurance, healthcare and government industries where workers are becoming un-tethered from their desktops. The company has entered into several significant contracts in 2011 and 2012 which are generating capital to help sustain its operations. The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects.  The Company has also retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and has received notification of additional forgiveness of liabilities of $404,000 during 2012.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

● an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010. On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”). At September 30, 2010, the maturity date was extended from September 30, 2010 to March 31, 2011. Through a series of amendments, the maturity date was extended to December 31, 2012. In January 2013, the maturity date was further extended to April 1, 2014;

● $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a convertible promissory note as stated below);

● an unsecured convertible note in the aggregate principal amount of $1,000,000, due in November 2015, payable to SOAdesk and convertible into shares of the Company’s Common Stock. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock. At December 31, 2012 the Company was indebted to SOAdesk in the amount of $700,000; and

● certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This note, carried an annual interest rate of 5%, is convertible into shares of the Company’s Series B Preferred Stock at the holder’s option and originally matured on June 30, 2010. The Company paid principal in the amount of $100,000 in April 2010. On June 30, 2010, the convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010. As of September 30, 2010, the convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011. The Company paid principal in the amount of $4,000 in May 2011. The total outstanding debt as of December 31, 2011 is $421,000. In March 2011, the Company and SOAdesk LLC agreed to extend the maturity date until March 31, 2012 and the Company issued a five-year warrant to SOAdesk to purchase up to 100,000 shares of its common stock at an exercise price of $0.08 per share. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder. The total debt discount to be recognized was $175,000 and the Company had reduced the note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the Company had fully amortized the debt discount of $175,000 in the statement of operations. In April 2012, the Company paid this note in full.

The Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the eighteen month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period. The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets. As of March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met. The Company has therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual. The earn-out earned through July 31, 2011 of $843,000 is included in the accounts payable balance at December 31, 2012 and 2011, respectively.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements. We have no unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

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

Revenue Recognition. Our revenues are derived principally from three sources: (i) license fees for the use of our software products; (ii) fees for consulting services and training; and (iii) fees for maintenance and technical support. We generally recognize revenue from software license fees when a license agreement has been signed by both parties, the fee is fixed or determinable collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain.

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

Goodwill.  The Company accounts for goodwill in accordance ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2012, we had a valuation allowance of $73,324,000 against $73,324,000 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2012, the Company has net operating loss carryforwards of approximately $177,808,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2013 and 2032.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May 2012, the Company dismissed its principal independent accountant, Marcum LLP (“Marcum”). The dismissal was approved by the Audit Committee of the Company’s Board of Directors.

Marcum was the Company’s principal independent accountant and reported on the Company’s financial statements for the fiscal year ended December 31, 2011. During 2011, and subsequently up to the date of dismissal, there were no disagreements between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements that, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements.

None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the Company’s 2011 fiscal year nor subsequently up to the date of dismissal, except as set forth in the following sentence. In connection with the audit of the Company’s December 31, 2011 financial statements, Marcum advised the Company of a material weakness in its internal control over financial reporting, in that the Company did not independently account for a significant, complex, and non-routine transaction as of December 31, 2011. However, the transaction has been properly disclosed in the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Marcum’s audit report on financial statements for the fiscal year ended December 31, 2011 of the Company contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

In May 2012, the Company engaged Cherry Bekaert LLP (“CB”) (formerly known as Cherry Bekaert & Holland, L.L.P.) as its principal independent accountant.  The decision to engage CB as the Company’s principal independent accountant was approved by the Audit Committee of the Company’s Board of Directors.  During the Company’s fiscal years ended December 31, 2010 and 2011 and through May 2012, except as set forth in the following paragraph below, neither the Company nor anyone acting on its behalf consulted with CB regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that CB concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

In March 2012, the Company engaged CB as an independent resource to assist management in evaluating the application of ASC 985-605 Software Revenue Recognition for a specific revenue transaction that occurred in December 2011. The Company, in that transaction, entered into a multiple element arrangement. CBH read the contract and assisted management in determining and assessing the applicable provisions of ASC 985-605. As part of that assistance, CB inquired of management with respect to the nature and type of evidential matter that was available to the Company in order for management to make an appropriate assessment of the timing of the revenue recognition. As part of those discussions, CB did not, at any time, indicate or provide their professional opinion with respect to the appropriate revenue recognition for the transaction. But rather, they maintained that such determination was the decision of management and would be subject to the professional judgment of their auditors with respect to the sufficiency of the evidential matter provided to the auditor to support such determination.

Marcum concluded that the deferral of revenue was proper based upon the prescribed guidance in ASC 985-605.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Cherry Bekaert LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)

John L Steffens	71	Director and Chairman
John Broderick	63	Director and Chief Executive Officer/Chief Financial Officer
Antony Castagno	45	Director and Chief Technology Officer
Mark Landis	71	Director
Bruce W. Hasenyager	71	Director
Jay R. Kingley	52	Director
Charles B. Porciello	77	Director
Bruce D. Miller	62	Director
John W. Atherton	70	Director
Don Peppers	62	Director

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

John P. Broderick
Director since July 2005.

Mr. Broderick is currently the Chief Executive Officer and Chief Financial Officer of the Company and is also a director. Mr. Broderick has served as the Chief Executive Officer of the Company since June 2005, as the Chief Financial Officer of the Company since April 2001, and as Corporate Secretary since August 2001. Prior to joining our Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as Chief Financial Officer and Senior Vice President of North American Operations for Programmer's Paradise, a publicly held (NASDAQ: PROG) international software marketer. Mr. Broderick received his B.S. in accounting from Villanova University. We believe Mr. Broderick’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of day to day leadership as our Chief Executive Officer.

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

Mark Landis
Director since July 2005.

Mr. Landis is the Managing Member of Catalyst Partners, a family investment vehicle created in 1995. From 2003 to 2005 he was Executive in Residence of The Jordan Company, a private equity firm based in New York City. In 2003 Mr. Landis retired from being President of the North American Security Division of Siemens Building Technologies, Inc., (SBT) having been Chief Executive Officer of Security Technologies Group, Inc. (STG) which was acquired by Siemens in 2001. Mr. Landis earned his B.A. from Cornell University and his Jurist Doctorate from the University of Pennsylvania. Mr. Landis received his CPCU - Chartered Property and Casualty Underwriter from the American Institute for Property and Liability Underwriters. We believe Mr. Landis’ qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

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

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2012. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of The NASDAQ Stock Market’s listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S due to his experience as a Chief Financial Officer of a public company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations all Section 16(a) reports were filed in a timely manner other than a late filing of a Form 4 by Don Peppers from 2009 which transaction was subsequently reported in an April 2013 filing.

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

The members of the Compensation Committee are Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the former Chief Executive Officer of Pilar Services Inc., a reseller partner. We recognized no revenue with Pilar Services Inc. during 2012 and 2011. There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

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

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2012.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our chief executive officer’s incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. We believe that these metrics also correlate to stockholder value and individual performance. Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2012 and 2011.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2013.

Our Chief Technology Officer, Mr. Castagno, is eligible for non-equity incentive plan compensation with a target bonus of $64,500 for achieving targeted pretax income for fiscal 2013.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan under which grants may be made, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at December 31, 2012, 594,857 shares were available for future option grants and awards. The Company’s previous equity-based compensation plan, entitled Level 8 Systems 1997 Employee Stock Option Plan, expired during fiscal 2007. There are 15,150 options outstanding under that plan.

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

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant. During fiscal 2012, the Company granted options to purchase 70,000 shares to employees.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Non- Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total

John P. Broderick Chief Executive Officer Chief /Financial Officer, Corporate Secretary	2012	$175,000	75,000	$25,000	$6,462	$281,462
	2011	$175,000	--	$25,000	$6,030	$206,030

Antony Castagno Chief Technology Officer	2012	$150,000	--	--	$5,792	$155,792
	2011	$150,000	--	--	$5,402	$155,402
_____________
(1)
In November 2012, the Company issued Mr. Broderick a restricted stock award in the amount of 1,500,000 shares which will vest to him upon termination or a change of control. The Company valued the restricted stock award at the fair market value on the date of the award and is amortizing the total expense of $75,000 over the assumed life of two years.

(2)
Non-equity incentive plan compensation includes a bonus for certain revenue transactions for named executive earned during fiscal year ended December 31, 2012 and 2011. The revenue transaction was the acceptance of the first contract greater than $300,000 for each fiscal year.

(3)
Other compensation includes the Company’s portion of major medical insurance premiums and long term disability premiums for named executives during fiscal year ended December 31, 2012 and 2011, respectively.

Grants of Plan Based Awards

The Company did not award any stock options to the named executives during fiscal 2012 and 2011. The Company did not award any stock appreciation rights (“SARs”) during fiscal 2012 and 2011.

The following table presents the number and values of exercisable options as of December 31, 2012 by the named executive.

Outstanding Equity Awards at December 31, 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)		Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested

John P. Broderick	4,950	(1)	--	$26.00	04/24/2013
	5,000	(2)	--	$31.00	02/18/2014
	549,360	(3)	--	$0.51	08/17/2017
	75,000	(4)	--	$0.09	08/20/2020
						549,630	(5)	$27,481
						1,500,000	(6)	$75,000
Antony Castagno	75,000	(4)	--	$0.09	08/20/2020
______________
(1)	These options were granted on April 24, 2003. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on April 24, 2003.

(2)	These options were granted on February 18, 2004. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on February 18, 2004.

(3)	These options were granted on August 17, 2007. This stock option vests in three equal installments with the first installment vesting on August 17, 2007.

(4)	These options were granted on August 20, 2010. This stock option vests in three equal installments with the first installment vesting on August 20, 2010.

(5)	These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.

(6)
These are restricted stock granted on November 9, 2012. The shares will vest to him in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control.

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2012. Mr. Broderick and Mr. Castagno have 634,310 and 75,000 outstanding options respectively at December 31, 2012.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2013, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion. Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2013, we agreed to pay Mr. Castagno an annual base salary of $150,000 and a performance cash bonus of up to $214,500 per annum based upon exceeding certain pre-tax operating net income metrics, as determined by and at the discretion of the Compensation Committee. If the Company terminates Mr. Castagno’s employment without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over that six (6) month period following termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us, assist any business in attempting to solicit or divert business from us, solicit or hire any person who was our employee during the employment agreement term, or assist any business in attempting to solicit or hire any person who was our employee during the employment agreement term.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to the named executive officers has been estimated in the table below and assume a termination date of December 31, 2012. Since all options held by the executive are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2012.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$102,481	$7,292	$109,773
Disability	--	102,481	7,292	109,773
Involuntary termination without cause	175,000	102,481	7,292	284,773
Change in Control	175,000	102,481	7,292	284,773
Antony Castagno
Death	$--	$--	$6,250	$6,250
Disability	--	--	6,250	6,250
Involuntary termination without cause	75,000	--	6,250	81,250
Change in Control	--	--	6,250	6,250

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Stock Option Plan

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock that may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. No compensation was awarded during fiscal 2012 and 2011.

Director Compensation

No cash or non-cash compensation was paid during fiscal 2012 by us to our non-employee directors who served during fiscal 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 31, 2013 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 85,132,527 common shares, 1,541.618 Series A1 preferred shares and 10,400 Series B preferred shares outstanding as of March 31, 2013.  Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class	No. of Series A1 Shares	% of Class	No. of Series B Shares	% of Class	% of Combined Classes

John L. Steffens (1)	35,518,814	40.2%	14.832	1.0%	6,400.00	61.5%	44.2	% (2)
Jonathan Gallen (3)	9,699,840	11.3%	--	*	1,667.00	16.0%	13.0	% (4)
Mark and Carolyn P. Landis (5)	3,783,717	4.4%	1,326.136	86.0%	--	*	5.9	% (6)
SOAdesk LLC	5,168,860	6.1%	--	*	5,357.71	34.0%	11.6	% (7)
Bruce Miller	2,892,655	3.4%	--	*	--	*	3.4	% (8)
Don Peppers	2,127,512	2.5%	--	*	1,333.33	12.8%	3.9	% (9)
John P. Broderick	2,686,918	3.1%	--	*	--	*	3.1	% (10)
John W. Atherton	166,784	*	--	*	--	*	*	(11)
Bruce W. Hasenyager	50,652	*	--	*	--	*	*	(12)
Charles Porciello	98,286	*	--	*	--	*	*	(13)
Antony Castagno	75,000	*	--	*	--	*	*	(14)
Jay R. Kingley	19,000	*	--	*	--	*	*	(15)
Scott Lustgarten	1,643,934	1.9%	--	*	1,000.00	9.6%	3.0	(16)
All current directors and executive officers as a group (10 persons)	47,393,338	51.6%	1,340.968	87.0%	7,733.33	74.4%	55.9	%(17)
______________
*	Represents less than one percent of the outstanding shares.

1.	The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.

2.
Includes 32,262,529 shares of common stock, 14,832 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock, 6,400,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock, and 3,238,285 shares issuable upon the exercise of warrants and 18,000 shares subject to stock options. The exercise prices of the warrants are as follows: 188,285 at $0.18 per share, 1,450,000 at $0.20 per share and 1,600,000 at $0.25. The exercise price of the stock options is 8,000 at $0.51 per share and 10,000 at $0.09 per share.

3.	The address of Mr. Gallen is 299 Park Avenue New York, New York 10171.

4.
Ahab Partner, L.P. (“Partners”), Ahab International, Ltd. (“International”), Queequeg Partners, L.P. (“Queequeg”) and Queequeg, Ltd. (“Limited,” and collectively with Partners, International and Queequeg, the “Funds”) held in aggregate 9,283,173 shares of common stock, 1,667,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock and warrants to acquire 416,667 shares of common stock. The exercise prices of the warrants are 416,667 at $0.25. Jonathan Gallen possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the Funds. In addition, Jonathan Gallen held the power to direct the disposition of 100,000 shares of common stock held in private investment account. Accordingly, for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Mr. Gallen may be deemed to beneficially own 11,366,840 shares of common stock of the Company.

5.	The address of Mark and Carolyn P. Landis is 503 Lake Drive, Princeton, New Jersey 08540.

6.
Includes 3,771,717 shares of common stock, 1,326,136 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock and 12,000 shares subject to stock options. The exercise price of the stock options is 5,000 at $0.51 per share and 7,000 at $0.09 per share.

7.
Includes 2,000,000 shares of common stock, 3,068,860 shares of common stock issuable upon conversion of one-half of the principal and accumulated interest of a $700,000 convertible promissory note and 5,357,713 common shares issuable upon the conversion of the Series B Convertible Preferred Stock issuable upon conversion of a convertible promissory note in the principal amount of $700,000 and accumulated interest of $104,000.

8.
Consists of 2,774,655 shares of common stock, 18,000 shares subject to stock options and warrants to acquire 100,000 shares of common stock. The exercise prices of the warrants are 100,000 at $0.20. The exercise price of the stock options is 8,000 at $0.51 per share and 10,000 at $0.09 per share. Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds 509,267 shares of common.

9.
Includes 1,582,179 shares of common stock and 1,333,333 common shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to acquire 533,333 shares of common stock and 12,000 shares subject to stock options. The exercise prices of the warrants are 333,333 at $0.25 per share and 200,000 at $0.20 per share. The exercise price of stock options is 5,000 at $0.51 per share and 7,000 at $0.09 per share.

10.
Includes 3,248 shares of common stock. 634,310 shares subject to stock options exercisable within sixty (60) days and 2,049,360 shares of restricted stock that is awarded upon termination or change of control. The exercise prices of stock options range from $0.09 to $39 per share of common stock.

11.
Includes 148,784 shares of common stock, and 100 shares of common stock held in a self-directed IRA and 18,000 shares subject to stock options. The exercise price of stock options is 8,000 at $0.51 per share and 10,000 at $0.09 per share of common stock.

12.
Consists of 32,652 shares of common stock and 18,000 shares subject to stock options. The exercise prices of stock options are as follows: 1,000 at $35.00 per share, 8,000 at $0.51 per share and 10,000 at $0.09 per share of common stock.

13.	Consists of 80,286 shares of common stock and 18,000 shares subject to stock options. The exercise price of stock options is 8,000 at $0.51 per share and 10,000 at $0.09 per share of common stock.

14.	Consists of 75,000 shares subject to stock options. The exercise price of the stock options is $0.09 per share of common stock.

15.
Consists of 1,000 shares of common stock and 18,000 shares subject to stock options. The exercise prices of stock options are as follows: 1,000 at $34.00 per share, 8,000 at $0.51per share and 10,000 at $0.09 per share of common stock.

16.
Includes 1,634,934 shares of common stock and 1,000,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to acquire 450,000 shares of common stock. The exercise prices of the warrants are 200,000 at $0.20 per share and 250,000 at $0.25 per share.

17.	Includes shares issuable upon exercise of options and warrants exercisable within sixty (60) days as described in Notes 7-14 to our financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Loans from Related Parties

At December 31, 2009, the Company was indebted to John L. (Launny) Steffens in the amount of $710,000. The notes bore interest rates from 3% to 12%. All these notes were converted into 4,733 shares of Series B Convertible Preferred Shares at $150 per share in January 2010 as part of the Company’s issuance of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock bears an annual interest of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share. The Series B stock may convert into common stock at a conversion rate of $0.15 per share. The total principal converted was $710,000. Accrued interest of approximately $39,000 on these notes is still outstanding at December 31, 2012.

From 2010 through 2012, the Company entered into various short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000. In March 2012, Mr. Steffens converted $3,000,000 of his debt into 20,000,000 shares of common stock of the Company at a price of $0.15 per share. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock. At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $148,000 in interest. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes till April 1, 2014.

During 2012, the Company entered into a short term note payable with John Broderick, the Chief Executive Office and Chief Financial Officer, for various working capital needs. The note bears interest at 12% and was unsecured. At December 31, 2012, the Company was indebted to Mr. Broderick in the approximate amount of $3,000. No interest was paid in fiscal 2012.

During 2005, the Company entered into short term notes payable with Anthony Pizi, a former director of the Company who resigned in February 2012, for various working capital needs. The notes bore interest at 1% per month and were unsecured. At December 31, 2011, the Company was indebted to Mr. Pizi in the amount of $9,000. No interest was paid in fiscal 2011. In March 2012, Mr. Pizi converted his outstanding principal and interest into 171,487 shares of common stock of the Company at a price of $0.15 per share.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC. For a description of the transactions between the Company and SOAdesk, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – SOAdesk Transaction.

In March 2012, certain of the Company’s directors and significant shareholders converted assorted short and long term notes, accrued interest thereon and accrued Series B preferred stock dividends into shares of common stock of the Company, see Item 5 –Recent Sales of Unregistered Securities.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Cherry Bekaert LLP audited our financial statements for the year ended December 31, 2012.

Marcum LLP audited our financial statements for the year ended December 31, 2011.

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal year 2012 (and reviews of quarterly financial statements on form 10-Q) were $79,000. The aggregate fees billed by Marcum LLP for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal years 2011 (and reviews of quarterly financial statements on form 10-Q) was approximately $99,000.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were audit-related fees billed by Cherry Bekaert LLP for fiscal years 2012 of approximately $4,000. There were no audit-related fees billed by Marcum LLP for fiscal years 2011.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Cherry Bekaert LLP for these services in 2012. There were no fees billed by Marcum LLP for these services in 2011.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Cherry Bekaert LLP for fiscal year 2012. There were no other fees billed by Marcum LLP for fiscal year 2011.

Determination of Auditor Independence

The Audit Committee considered the provision of non-audit services by Cherry Bekaert LLP and determined that the provision of such services was consistent with maintaining the independence of Cherry Bekaert LLP.

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

Independent Registered Public Accounting Firm Report

Independent Registered Public Accounting Firm Report – Fiscal 2011

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(B)	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(C)	Exhibits

The exhibits listed under the Exhibit Index are filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended and restated December 29, 2006 (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 17, 2007).

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).

3.3	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).

3.4	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).

3.5	Certificate of Designation relating to Series B Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 20, 2010).

4.1	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.3 to Cicero Inc.’s Form 10-K filed March 31, 2011).

10.1	Securities Purchase Agreement for Consortium IV (incorporated by reference to exhibit 10.1 to Cicero Inc.’s Form 10-K/A filed July 11, 2007).

10.2	Amended PCA Shell License Agreement, dated as of January 3, 2002, between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8's Form 8-K, filed January 11, 2002).

10.3A	PCA Shell License Agreement between Level 8 Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.2 to Level 8’s Report on Form 8-K, filed September 11, 2000).

10.3B	OEM License Agreement between Cicero Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.12A to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.3C	Software Support and Maintenance Schedule between Cicero Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to exhibit 10.12A to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.4	Employment Agreement between John P. Broderick and the Company effective January 1, 2011 (incorporated by reference to exhibit 10.16 to Cicero Inc.’s Form 10-K filed April 1, 2010). *

10.5	Lease Agreement for Cary, N.C. offices, dated November 7, 2003, between Level 8 Systems, Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.17 to Level 8’s Form 10-K, filed March 31, 2004).

10.6	Level 8 Systems Inc. 1997 Stock Option Plan, as Amended and Restated (incorporated by reference to exhibit 10.2 to Level 8’s Registration Statement on Form S-1/A, filed September 22, 2000, File No. 333-44588).*

10.7A	Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.9A to Level 8’s Form 10-K filed April 2, 2002).*

10.8B	Seventh Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.14 B to Level 8’s Form 10-K, filed March 31, 2004).*

10.9	Lease Agreement for Cary, N.C. offices, dated August 16, 2007, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.21 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.10	Cicero Inc. 2007 Employee Stock Option Plan (incorporated by reference to exhibit 10.22 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.11	Agreement and Promissory Note of Cicero Inc., dated October 30, 2007 among Cicero Inc. and BluePhoenix Solutions Ltd. (incorporated by reference to exhibit 10.23 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.12	Promissory Note of Cicero Inc., dated October 29, 2007 among Cicero Inc. and John L. Steffens (incorporated by reference to exhibit 10.24 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.13	Securities Purchase Agreement, dated as of February 26, 2007, by and among Cicero Inc. and the Purchasers in the February Private Placement (incorporated by reference to exhibit 10.25 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.14	Securities Purchase Agreement, dated as of August 15, 2007, by and among Cicero Inc. and the Purchasers in the August Private Placement (incorporated by reference to exhibit 10.26 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.15	Revolving Loan Agreement dated November 3, 2008 among Cicero Inc. and Barbara Sivan (incorporated by reference to exhibit 10.15 to Cicero Inc., Form 10-K filed March 31, 2009).

10.16	Employment Agreement between John P. Broderick and the Company effective January 1, 2012 (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.17	Form of Long Term Promissory Note dated March 31, 2009 (incorporated by reference to exhibit 10.17 to Cicero Inc., Form 10-K filed March 31, 2009).

10.18	Employment Agreement between Antony Castagno and the Company effective January 1, 2012 (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).*

10.19	Asset Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc., and SOAdesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K filed January 20, 2010).

10.20	Amendment No. 1 to the Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc., and SOADesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K/A filed April 2, 2010).

10.21	Registration Rights Agreement, dated as of January 15, 2010, by and among Cicero Inc. and the Purchasers thereto (incorporated by reference to exhibit 4.4 to Cicero Inc.’s Form 8-K filed January 20, 2010)

10.23	Source Code License Agreement between Cicero Inc. and Convergys Customer Management Group Inc. (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.9	Lease Agreement for Cary, N.C. offices, dated July 21, 2010, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.9 to Cicero Inc.’s Form 10-K filed March 31, 2011).

10.24	Form of Short Term Promissory Note of Cicero Inc. among Cicero Inc. and John L. Steffens (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.26	Amended Employment Agreement between John P. Broderick and the Company effective January 1, 2012 (filed herewith)

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Cherry Bekaert LLP (filed herewith).

23.2	Consent of Marcum LLP (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
_____________
*    Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

Date: April 15, 2013	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date

/s/ John L. Steffens	Chairman of the Board	April 15, 2013
John L. Steffens

/s/ John P. Broderick	Chief Executive Officer/Chief Financial Officer	April 15, 2013
John P. Broderick	(Principal Executive and Financial Officer)

/s/ Antony Castagno	Chief Technology Officer	April 15, 2013
Antony Castagno

/s/ Mark Landis	Director	April 15, 2013
Mark Landis

/s/ Bruce Hasenyager	Director	April 15, 2013
Bruce Hasenyager

/s/ Jay Kingley	Director	April 15, 2013
Jay Kingley

/s/ Bruce D. Miller	Director	April 15, 2013
Bruce D. Miller

/s/ Charles Porciello	Director	April 15, 2013
Charles Porciello

/s/ John W. Atherton	Director	April 15, 2013
John W. Atherton

/s/ Don Peppers	Director	April 15, 2013
Don Peppers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Cicero Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cicero Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP
Raleigh, North Carolina
April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheet of Cicero Inc. and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cicero Inc. and subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Bala Cynwyd, Pennsylvania
April 16, 2012

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$69	$184
Trade accounts receivable, net	1,247	861
Prepaid expenses and other current assets	289	404
Total current assets	1,605	1,449
Property and equipment, net	47	32
Intangible asset, net (Note 6)	28	729
Goodwill (Note 6)	2,832	2,832
Total assets	$4,512	$5,042
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 7)	$826	$6,137
Accounts payable	2,887	3,170
Accrued expenses:
Salaries, wages, and related items	1,119	1,407
Other	271	424
Deferred revenue (Note 2)	1,389	1,611
Total current liabilities	6,492	12,749
Long-term debt (Note 8)	3,509	1,916
Total liabilities	10,001	14,665

Commitments and contingencies (Notes 15 and 16)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,541.6 shares issued and outstanding at December 31, 2012 and 1,542.6 shares issued and outstanding at December 31, 2011, $500 per share liquidation preference (aggregate liquidation value of $771)	--	--
Series B – 10,400 shares issued and outstanding at December 31, 2012 and 2011, $500 per share liquidation preference (aggregate liquidation value of $5,200)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2012 and 2011, respectively; 73,094,286 issued and outstanding at December 31, 2012 and 47,444,524 issued and outstanding at December 31, 2011 (Note 11)	73	47
Common stock - subscribed	10	--
Additional paid-in-capital	236,919	232,506

Accumulated deficit	(242,491)	(242,176)
Total stockholders' deficit	(5,489)	(9,623)
Total liabilities and stockholders' deficit	$4,512	$5,042

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011
Revenue:
Software	$4,061	$676
Maintenance	1,333	1,540
Services	603	1,038
Total operating revenue	5,997	3,254
Cost of revenue:
Software	701	701
Maintenance	145	114
Services	979	1,062
Total cost of revenue	1,825	1,877
Gross margin	4,172	1,377
Operating expenses:
Sales and marketing	1,897	1,679
Research and product development	1,476	1,183
General and administrative	949	1,189
Total operating expenses	4,322	4,051
Loss from operations before other income (charges)	(150)	(2,674)
Other income (charges):
Interest expense	(547)	(813)
Other (Note 1)	509	517
	(38)	(296)

Net loss	(188)	(2,970)
Deemed dividend on preferred stock and 8% preferred stock Series B dividend	127	126
Net loss applicable to common stockholders	$(315)	$(3,096)

Loss per share – basic and diluted	$(0.00)	$(0.07)

Average shares outstanding – basic and diluted	67,038	47,341

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2010	47,098	$47	12	--	$232,369	$(239,080)	$(6,664)
Dividend for preferred B stock						(126)	(126)
Beneficial conversion of preferred A stock	1						--
Issuance of stock for payment of interest	345				26		26
Options issued as compensation					75		75
Restricted shares issued as compensation					36		36
Net loss						(2,970)	(2,970)
Balance at December 31, 2011	47,444	$47	12	--	$232,506	$(242,176)	$(9,623)
Dividend for preferred B stock						(127)	(127)
Beneficial conversion of preferred A stock	1						--
Issuance of stock for payment of debt/interest	23,884	24			3,560		3,584
Issuance of stock for payment of accrued dividends	1,765	2			263		265
Common Stock – Subscription	10,200	10			500		510
Options issued as compensation					48		48
Restricted shares issued as compensation					42		42
Net loss						(188)	(188)
Balance at December 31, 2012	83,294	$83	12	--	$236,919	$(242,491)	$(5,489)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(188)	$(2,970)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	725	722
Stock compensation expense	90	111
Bad debt expense	18	14
Gain on reversal of earn out contingency	--	(517)
Gain on forgiveness of debt	(598)	--
Gain on write down of accrued liability	(390)	--
Changes in assets and liabilities:
Trade accounts receivable and related party receivables	(404)	(738)
Prepaid expenses and other assets	123	(125)
Accounts payable and accrued expenses	354	1,063
Deferred revenue	(222)	1,237
Net cash used in operating activities	(492)	(1,203)
Cash flows from investing activities:
Purchases of property and equipment	(39)	(13)
Cash paid for acquisition of SOAdesk assets	--	--
Net cash used in investing activities	(39)	(13)
Cash flows from financing activities:
Common stock subscription	187	--
Borrowings under short and long-term debt	1,998	2,021
Repayments of short and long-term debt	(1,769)	(664)
Net cash provided by financing activities	416	1,357
Net (decrease)/increase in cash	(115)	141
Cash at beginning of year	184	43
Cash at end of year	$69	$184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$15	$21
Interest	$263	$225

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2012

During April 2012, the Company converted $6,000 of account payable to a vendor by issuing 40,000 shares of its common stock.

During March 2012, the Company converted $265,000 of accrued Series B Preferred Stock dividends by issuing 1,765,333 shares of its common stock.

During March 2012, the Company converted $3,544,000 of debt and $33,000 of interest payable to private and related party lenders by issuing 23,843,429 shares of its common stock.

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

Going Concern and Management Plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $188,000 for the year ended December 31, 2012, and has a history of operating losses. Management feels that the Company has repositioned itself in the marketplace. The creation of Cicero Edge as a proven product in the enterprise mobility space has opened new opportunities in the financial services, insurance, healthcare and government industries where workers are becoming un-tethered from their desktops. The company has entered into several significant contracts in 2011 and 2012 which are generating capital to help sustain its operations. The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects.  The Company has also retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and has received notification of additional forgiveness of liabilities of $404,000 during 2012.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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
The fair value and carrying amount of long-term debt were as follows:

	December 31,
	2012	2011
Fair Value	$3,420,397	$1,887,709
Carrying Value	$3,509,000	$1,916,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.  These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine its valuation. There have been no changes to the valuation technique.

Foreign Currency Translation:

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Cash:

The Company places substantially all cash with various financial institutions. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2012 qualifying and participating noninterest bearing transaction accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2012, the Company did not exceed these insured amounts.

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

Long-Lived Assets:

The Company reviews the recoverability of long-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. The Company accounts for impairments under the Financial Accounting Standards Board ("FASB") guidance now codified as Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”.

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

We apply the provisions of ASC 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete.

When licenses are sold together with system implementation and consulting services, license fees are recognized upon delivery, provided that (i) payment of the license fees is not dependent upon the performance of the consulting and implementation services, (ii) the services are available from other vendors, (iii) the services qualify for separate accounting as we have sufficient experience in providing such services, have the ability to estimate cost of providing such services, and have vendor-specific objective evidence of fair value, and (iv) the services are not essential to the functionality of the software.

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

Maintenance Revenue
Included in recurring revenue is revenue derived from maintenance and support services. We use vendor-specific objective evidence of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

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

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $506,000 and $395,000, for the years ended December 31, 2012 and 2011, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred. Research and development expenses were approximately $1,476,000 and $1,183,000, for the years ended December 31, 2012 and 2011, respectively.

Other Income/(Charges):

Other income (net) in fiscal 2012 consists primarily of a write off of certain debt forgiveness of $414,000.  Other income (net) in fiscal 2011 consists of an additional adjustment of $517,000 to the SOAdesk LLC earn-out.

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2012 and 2011, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2012	2011
Stock options	3,921,493	4,296,193
Warrants	5,928,285	3,888,285
Preferred stock	11,941,618	11,942,618
	21,791,396	20,127,096

$127,000 and $126,000 was accrued for dividends on the Series B Preferred Stock in fiscal 2012 and 2011, respectively. During March 2012, the Company converted $265,000 of accrued dividends into 1,765,333 of common shares of the Company.

Stock-Based Compensation:

The Company adopted ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company granted 70,000 options in fiscal 2012 at exercise prices between $0.05 and $0.19 per share and recognized approximately $48,000 of stock-based compensation.  The Company granted 880,000 options in fiscal 2011 at exercise prices between $0.06 and $0.10 per share and recognized approximately $75,000 of stock-based compensation.  The Company recognized as stock-based compensation approximately $36,000 in fiscal 2012 and 2011 for the restricted shares issued in 2007 to John Broderick, the Chief Executive Officer.  Additionally, the Company recognized as stock based compensation approximately $6,000 in fiscal 2012 for the 1,500,000 restricted shares issued in 2012 to John Broderick.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2012	2011
Fair value of common stock	$0.14	$0.07
Expected life (in years)	9.85 years	10.0 years
Expected volatility	186%	140%
Risk free interest rate	0.19%	0.12%
Expected dividend yield	0%	0%

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our financial position or results of operations.

Reclassification

Certain accounts in the prior annual year-end income statement have been reclassified for comparative purposes to conform with the presentation in the current financial statements. The Company reclassed a department from sales and marketing to research and product development.  The reclass of $214,000 was based on management’s election to reclass one department to reflect that department’s reporting in fiscal 2012. These reclassifications have no effect on previously reported loss.

NOTE 2. DEFERRED REVENUE

In December 2011, the Company entered into a contract with a major Business Process Outsourcer in the amount of $1,200,000. The contract contained multiple elements and under ASC 985-605, the Company evaluated those elements for vendor specific objective evidence. Included in the multiple elements were licenses and advanced training that was scheduled to last approximately six months. The Company was unable to establish vendor specific evidence of the value of the training and as such was required to defer recognition of income on the entire contract until 2012. The Company amortized this income over the initial six months in 2012. The Company received $600,000 in proceeds at the time of the sale and has recognized $600,000 as a receivable as of December 31, 2011.

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

● an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010. On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”). At September 30, 2010 the maturity date was extended from September 30, 2010 to March 31, 2011. Through a series of amendments, the maturity date was extended to December 31, 2012. In January 2013, the maturity date was further extended to April 1, 2014;

● $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a convertible promissory note as stated below);

● an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock. At December 31, 2012 the Company was indebted to SOAdesk in the amount of $700,000; and

● certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This note, which carried an annual interest rate of 5%, was convertible into shares of the Company’s Series B Preferred Stock (Note 7) at the holder’s option and originally matured on June 30, 2010. The Company paid principal in the amount of $100,000 in April 2010. On June 30, 2010, the convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010. As of September 30, 2010, the convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company has determined the embedded conversion option is beneficial and has intrinsic value to the holder. The total debt discount to be recognized was $175,000 and the Company had reduced the note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the Company has fully amortized the debt discount of $175,000 in the statement of operations. The total outstanding debt as of December 31, 2011 was $421,000.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity date until March 31, 2012. In April 2012, the Company paid this note in full.

The Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the 18 month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period. The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets. As of March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met. The Company therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual. At December 31, 2012 and 2011 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.

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
$4,935,000

Simultaneously with the acquisition of the assets of SOAdesk, the Company also closed an initial round of Series B Convertible Preferred Stock of approximately $1,560,000, including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance. The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share. The Series B stock may convert into common stock at a conversion rate of $0.15 per share. Of the $1,560,000 raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement. Dividends accrued at December 31, 2011 amounted to $244,000. In March 2012, the Company converted this amount into 1,765,333 shares of common stock of the Company. Dividends accrued at December 31, 2012 amounted to $106,000.

NOTE 4. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2012	2011
Current trade accounts receivable	$1,247	$861

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2012	2011
Computer equipment	$134	$322
Furniture and fixtures	24	24
Office equipment	35	169
	193	515
Less: accumulated depreciation and amortization	(146)	(483)
	$47	$32

Depreciation and amortization expense of property and equipment was $24,000 and $21,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6. INTANGIBLE ASSET, NET AND GOODWILL

The Company accounts for goodwill in accordance ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired of $2,832,000 in connection with the SOAdesk LLC acquisition in Note 3. The Codification requires that goodwill be tested for impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

Pursuant to recent authoritative accounting guidance, the Company may elect to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through December 31, 2012, no impairment of goodwill has been identified.

The Company’s intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense is $701,000 for fiscal 2012 and 2011, respectively. At December 31, 2012, the net balance of the intangible asset is $28,000, which will be amortized in fiscal year 2013. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives or other relevant factors.

Based upon our annual evaluation testing, we have determined that the fair value of goodwill and the intangible asset exceeds the carrying value of the net assets acquired as of December 31, 2012.

NOTE 7. SHORT-TERM DEBT

Term loan, notes payable, and notes payable to related party consist of the following at December 31 (in thousands):

	2012	2011
Term loan (a)	$--	$753
Note payable asset purchase agreement (b)	--	1,121
Note payable related parties (c)	3	2,959
Notes payable (d)	823	1,304
	$826	$6,137

(a)
In October 2007, the Company agreed to restructure the note payable to Bank Hapoalim and guaranty by BluePhoenix Solutions. Under a new agreement with BluePhoenix, the Company made a principal reduction payment to Bank Hapoalim in the amount of $300,000. Simultaneously, BluePhoenix paid $1,671,000 to Bank Hapoalim, thereby discharging that indebtedness. The Company and BluePhoenix entered into a new note in the amount of $1,021,000, bearing interest at LIBOR plus 1.0% and maturing on December 31, 2011. In addition, BluePhoenix acquired 2,546,149 shares of the Company’s common stock in exchange for $650,000 paid to Bank Hapoalim to retire that indebtedness.  Of the new note payable to BluePhoenix, approximately $350,000 was due on January 31, 2009 and the balance was due on December 31, 2011.  During 2008, the Company paid $200,000 against the principal and BluePhoenix converted $50,000 of principal into 195,848 shares of Cicero common stock. In January 2009, the Company paid $100,000 against the principal. In January 2012, the Company entered into an addendum to the original note to extend the maturity of all outstanding principal and interest of $752,594 to December 31, 2012.  At the time of the extension, the Company paid $150,000 towards principal and interest on this note.  The unpaid principal and accumulated interest shall bear interest at a rate of LIBOR (3 months LIBOR, 0.581%) plus 6.7% per annum calculated quarterly.  In March 2012, the Company made a $50,000 principal reduction payment.  In April 2012, the Company paid off the note at a discount in the amount of $380,000 and recognized approximately $170,000 as a gain.

(b)
At December 31, 2011, the Company was indebted to SOAdesk LLC for the remaining portion of the related long term debt of $1,121,000. (See Note 8)

As part of the Asset Purchase Agreement, the Company was to pay to the shareholders of SOAdesk the sum of $525,000 on March 31, 2010.  In March 2010, the terms of the Asset Purchase Agreement were amended and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment originally due on March 31, 2010.  This note, which carried an annual interest rate of 5%, was secured by shares of the Company’s Series B Preferred Stock.  The note was to mature on June 30, 2010 but was subsequently amended to extend the maturity date to September 30, 2010.  As of September 30, 2010, the maturity date was further extended to March 31, 2011.  In March 2011, the Company and SOAdesk agreed to extend the maturity on the note until March 31, 2012.  In March 2012, the Company and SOAdesk agreed to extend the maturity on the note until December 31, 2012.  In April 2010 and May 2011, the Company paid $100,000 and $4,000, respectively, against the principal. In April 2012, the note was paid in full.

(c)
From 2010 through 2012, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000.  In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $350,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share.  In March 2012, Mr. Steffens agreed to refinance $465,000 of debt, of which only $115,000 was outstanding as of December 31, 2011, and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long term debt as of December 31, 2011 (See Note 8). At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $168,000 in interest.  In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes till April 1, 2014.  As such this amount has been reclassified to long-term debt as of December 31, 2012. (See Note 8)

During 2012, the Company entered into short term notes payable with John Broderick, the Chief Executive Office and Chief Financial Officer, for various working capital needs. The notes bear interest at 12% and was unsecured. At December 31, 2012, the Company was indebted to Mr. Broderick in the approximate amount of $3,000. No interest was paid in fiscal 2012.

From time to time the Company entered into promissory notes with one of the Company’s former directors and the former Chief Information Officer, Anthony Pizi. The notes bear interest at 12% per annum. As of December 31, 2011, the Company was indebted to Anthony Pizi in the amount of $9,000. In March 2012, Mr. Pizi converted his indebtedness into 171,487 shares of common stock of the Company at a price of $0.15 per share.

(d)
The Company has issued a series of short term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the amount of $407,000 and $718,000, respectively, as of December 31, 2012, and 2011 bear interest between 10% and 36% per annum.  In March 2012, the Company converted $235,000 of these notes into 1,566,667 shares of Company’s common stock.  In March 2012, certain private lenders agreed to refinance $83,000 of debt and $301,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  As such this amount has been reclassified to long-term debt at December 31, 2011. (See Note 8)  In March 2013, the same private lenders agreed to extend the maturity date to April 4, 2014.  As such this amount has been classified as long term debt as of December 31, 2012. (See Note 8).

In July 2012, the Company entered into a restructuring settlement with a private lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012. In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000. This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The final payment of the remaining principal of approximately $416,000 was paid in February 2013.

At December 31, 2011, the Company was indebted for the remaining portion of the related long-term debt for several secured Promissory Notes with certain investors in the aggregate amount of $650,000 that were secured by the amount due under the Company’s support contract with Merrill Lynch (See Note 8) In March 2012, these notes were paid in full.

In August 2011, the Company entered into a promissory note with an employee for various working capital needs. The note bears interest at 6% per year and is unsecured. As of December 31, 2011, the Company was indebted to this employee in the amount of $19,000. In April 2012, this loan was paid in full.

NOTE 8. LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following at December 31(in thousands):

	2012	2011
Note payable asset purchase agreement (a)	$700	$--
Note payable – related party (b)	1,773	532
Other long-term debt (c)	1,036	1,384
	$3,509	$1,916

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%. The note was originally scheduled to mature on March 31, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and was secured with shares of the Company’s Series B Preferred Stock. As of September 30, 2010, the maturity date was extended to March 31, 2011. Through a series of amendments, the maturity date was extended to December 31, 2012. In January 2013, the Company and SOAdesk LLC agreed to extend the maturity on the note to April 1, 2014 and as such the Company has reclassed the debt to long term. At December 31, 2012, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $104,000 in interest.

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

(b)
From time to time during 2010 and 2011, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000. In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $50,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt, of which only $115,000 was outstanding as of December 31, 2011, and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013, (See Note 7). As such this amount has been reclassified to long-term debt as of December 31, 2011. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock. At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $168,000 in interest. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes till April 1, 2014. As such this amount has been reclassified to long term debt as of December 31, 2012.

(c)
In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000. The note bears interest at 5% and is due November 14, 2015. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note. The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock. At December 31, 2012 the Company was indebted to SOAdesk in the amount of $700,000.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $301,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. As such this amount has been reclassified to long term debt at December 31, 2011. In March 2013, the maturity date of the note was extended to April 4, 2014. (See Note 7)

Scheduled maturities of the above long-term debt are as follows:

Year
2014	$2,809,000
2015	700,000
$3,509,000

NOTE 9. CONVERSION OF DEBT TO EQUITY

On March 30, 2012, the Company entered into agreements with private lenders and investors, and officers, directors and significant shareholders of the Company; including John L. Steffens, the Chairman of the Board of Directors, to convert $3,243,502 of debt and $33,013 of interest into 21,843,429 common share of the Company’s stock (See Note 6). The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Pursuant to ASC 470-50, when debt is extinguished by delivering noncash assets owned by the debtor, the gain or loss on the extinguishment should be measured by the difference between the net carrying amount of the debt and the fair value of the noncash assets. Any difference between the fair value and the carrying amount of the noncash assets should be recognized as a gain or loss on transfer. As part of management’s analysis in determining the fair market value, the Company engaged an independent expert to help management determine the fair market value of the Company stock and whether a discount to the price of the stock needed to be applied. In analysis of historical studies of discounts attributable to trading restrictions as well as analysis from an option pricing model of protective puts of the Company’s stock, the Company determined that a 25% discount to the closing stock price on the day of the transaction would be necessitated to establish fair market value. The Company calculated an approximately $246,000 gain on the extinguishment of the debt, however, due to the fact that 20,000,000 shares of the transaction were being issued to Mr. Steffens, the Company determined that this was not an arm’s length agreement and as such has recorded the gain through additional paid in capital.

NOTE 10. INCOME TAXES

The Company follows the provisions of ASC Topic 740, “Income Taxes”, and recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company applies ASC Topic 740 to all tax positions for which the statute of limitations remains open.

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The evaluation was performed for the tax years 2009 through 2011, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2008.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest as of or during the period for the tax years 2011 and 2012. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2012	2011
Expected income tax benefit at statutory rate (34%)	$(64)	$(1,010)
State taxes, net of federal tax benefit.	(10)	(176)
Effect of change in valuation allowance	(9,848)	(15,568)
Non-deductible expenses	6	12
Expiration of net operating loss deductions	9,916	16,742
Total	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2012	2011
Current assets:
Accrued expenses, non-tax deductible	$5	$344
Deferred revenue	556	645
Contingent payments	(831)	(627)
Noncurrent assets:
Stock compensation expense	543	513
Loss carryforwards	71,122	79,811
Depreciation and amortization	1,929	2,486
	73,324	83,172

Less: valuation allowance	(73,324)	(83,172)

	$--	$--

At December 31, 2012, the Company had net operating loss carryforwards of approximately $177,808,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2013 and 2032. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating losses related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2012 and 2011 since management does not believe that it is more likely than not that these assets will be realized.

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

Common Stock:

In December 2012, the Company had stock subscription of 10,200,000 shares of their common stock at a price of $0.05 per share. This was part of an offering in a private investment in the Company’s common stock. The stock subscription was made up of $186,132 of cash from private investors, the extinguishment of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share. The warrants expire in five years. 2,040,000 warrants were issued to these investors. In March 2013, the offering was officially closed and the Company issued 11,840,241 common shares in exchange for $592,012.

In April 2012, the Company converted approximately $6,000 of accounts payable to a vendor by issuing 40,000 shares of its common stock.

In March 2012, the Company converted approximately $265,000 of accrued Series B Preferred Stock dividends by issuing 1,765,333 shares of its common stock.

In March 2012, the Company converted approximately $3,544,000 of debt and $33,000 of interest payable to certain directors and significant shareholders of the Company and other private lenders by issuing 23,843,429 shares of its common stock.

In May 2011, the Company issued 200,000 shares of common stock for the conversion of debt of $17,000 to an investor who had entered into a short term promissory note with the Company in August 2010.

In March 2011, the Company issued 145,339 shares of common stock for the conversion of interest payable of $9,000 to an investor who had a short term promissory with the Company.

Stock Grants:

In November 2012, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 1,500,000 shares which will vest to him upon his termination, or change in control. The Company valued the award at the fair market value of the date of the award and is amortizing the total expense of $75,000 over the implicit service period of 2 years. The Company recorded expense of approximately $6,000 in fiscal 2012.

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination. The Company used the Black-Scholes method to value these shares and assumed a life of 7 years. The Company recorded compensation expense of approximately $36,000 for fiscal 2012 and 2011.

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

Activity for stock options issued under these plans for the years ending December 31, 2012 and 2011 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2010	3,503,157	0.09-581.00	$0.60
Granted	880,000	0.06-0.10	$0.07
Forfeited	(85,000)	0.09-0.10	$0.10
Expired	(1,964)	174.00-581.00	$234.78
Balance at December 31, 2011	4,296,193	0.06-39.00	$0.39
Granted	70,000	0.05-0.19	$0.14
Forfeited	(440,000)	0.06-31.00	$0.35
Expired	(4,700)	34.00-39.00	$36.39
Balance at December 31, 2012	3,921,493	0.06-46.00	$0.36	$0.00

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2012 and 2011 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2010	1,021,503	0.09	$0.09
Granted	880,000	0.06-0.10	$0.07
Vested	(945,756)	0.06-0.15	$0.08
Forfeited	(3,333)	0.09	$0.09
Balance at December 31, 2011	952,414	0.06-0.10	$0.08
Granted	70,000	0.05-0.19	$0.14
Vested	(805,747)	0.05-0.09	$0.08
Forfeited	(75,000)	0.08-0.09	$0.08
Balance at December 31, 2012	141,667	0.05-0.19	$0.10

There were 70,000 options granted during 2012 and 880,000 options granted during 2011. The weighted average grant date fair value of options issued during the years ended December 31, 2012 and 2011 was equal to $0.14 and $0.07 per share, respectively. There were no option grants issued below fair market value during 2012 and 2011.

At December 31, 2012, there was unrecognized compensation cost of $9,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 2 years.

At December 31, 2012 and 2011, options to purchase 3,779,826 and 3,343,779 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.05 to $46.00. The following table summarizes information about stock options outstanding at December 31, 2012:

Exercise Price	Number Outstanding	Remaining Contractual Life for Options Oustanding	Number Exercisable	Weighted Average Exercise Price

$0.05-0.08	817,500	8.6	717,500	$0.07
0.09	1,234,750	7.6	1,234,750	0.09
0.10-0.37	420,000	6.5	378,333	0.15
0.38-46.00	1,449,243	4.58	1,449,243	0.82

	3,921,493	6.6	3,779,826	$0.37

Preferred Stock:

Series A-1

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

Series B

The Series B Preferred Stock ranks senior to the Common Stock and on parity with the Company’s outstanding Series A-1 Preferred Stock. As required by the Certificate of Designations applicable to the Series A-1 Preferred Stock, the Company obtained the consent of a holder representing in excess of two thirds of the outstanding shares of Series A-1 Preferred Stock to authorize and issue the shares of Series B Preferred Stock.

Dividends will accrue on each share of Series B Preferred Stock at the rate per annum of eight percent (8%). Dividends will accrue from the date on which a share of Series B Preferred Stock was issued by the Company until paid, whether or not declared, and shall be cumulative; provided, however, that except as set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (the “Series B Certificate”), such dividends will be payable only when, as, and if declared by the Board of Directors, and the Company will be under no obligation to pay such dividends.

Each share of Series B Preferred Stock is convertible, at the option of the holder, into that number of shares of common stock equal to $150.00 (the “Series B Original Issue Price”) divided by the conversion price of the Series B Preferred Stock then in effect, which is initially $0.15, subject to adjustment under certain circumstances as set forth in the Series B Certificate.

In the event of certain specified liquidation events, the holders of Series B Preferred Stock will be entitled to receive an amount per share equal to the Series B Original Issue Price plus any dividends accrued or declared but unpaid thereon before the payment of any amount to the holders of Common Stock and other junior securities.

The holders of Series B Preferred Stock will be entitled to vote, on an as-converted basis, on all matters submitted to a vote of the stockholders of the Company, and the holders of Series B Preferred Stock, Series A-1 Preferred Stock and common stock will vote together as a single class. In addition, until such time as the Company consummates at least an additional $5,000,000 equity financing from institutional or strategic investors, the approval of the holders of at least 2/3 of the outstanding shares of the Series B Preferred Stock voting together separately as a class will be required for the Company to take certain specified actions set forth in the Series B Certificate.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model.

NOTE 12. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan. Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions. The Company opted not to make any matching contributions for 2012 and 2011.

NOTE 13. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2012, three customers accounted for 43%, 21% and 19% of operating revenues and two customers accounted for 80% and 10% of accounts receivable at December 31, 2012. In 2011, four customers accounted for 38%, 17% 11% and 12% of operating revenues and two customers accounted for 70% and 14% of accounts receivable at December 31, 2011.

NOTE 14. RELATED PARTY INFORMATION

From time to time since 2010 the Company has entered into multiple short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. At December 31, 2011, the Company was indebted to Mr. Steffens in the amount of $3,065,000. The loans mature at various dates through December 31, 2012. In March 2012, Mr. Steffens converted $3,000,000 of principal amount due under these notes into 20,000,000 shares of common stock of the Company. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. As such this amount has been reclassified to long-term debt (See Note 8)

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC. For a description of the transactions between the Company and SOAdesk. (See Note 3).

NOTE 15. LEASE COMMITMENTS AND EMPLOYMENT AGREEMENTS

The Company leases certain facilities and equipment under various operating leases. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 consisted of only one lease as follows (in thousands):

Lease Commitments

2013	$98
2014	59
$157

Rent expense was $96,000 for each year ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had no sublease arrangements.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2013, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion. Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company for with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2013, we agreed to pay Mr. Castagno an annual base salary of $150,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion. Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount of $75,000 which is equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

NOTE 16. CONTINGENCIES

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

During fiscal 2011, the Company was served with a writ of summons by a creditor who holds several short- term notes. Several notes in the aggregate of $250,000 were due and outstanding under the Note agreements. The loans bore interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012. In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000. This interest was paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The final payment of the remaining principal of approximately $416,000 was paid in February 2013.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of December 31, 2012 and 2011.

NOTE 17. SUBSEQUENT EVENTS

In March 2013, the Company closed an offering in a private investment in the Company’s common stock and the Company issued 11,840,241 shares of common stock at a price of $0.05 per share in exchange for $592,012. Of the total common shares issued, 7,500,000 shares were issued to members of the Board of Directors who invested in the private investment. The investment was made up of $251,131 of cash from private investors, the exchange of $25,881 of interest on notes with two of the private investors, the exchange of $15,000 of short term debt with one of the private investors, and the exchange of $300,000 of short term debt to Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share. The warrants expire in five years. 2,368,048 warrants were issued to these investors, of this amount, 1,500,000 warrants were issued to members of the Board of Directors who invested in the private investment. As of December 31, 2012, the Company has reported a stock subscription for 10,200,000 shares of their common stock at a price of $0.05 per share in exchange for $510,000 (part of the $592,012 described above). The stock subscription was comprised of $186,132 of cash from private investors, the exchange of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman.