Form 10-Q
period 2013-03-31
CICERO INC
filed 2013-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

85,806,247 shares of common stock were outstanding as of May 13, 2013.

Cicero Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 ($ in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35	$69
Trade accounts receivable, net	100	1,247
Prepaid expenses and other current assets	320	289
Total current assets	455	1,605
Property and equipment, net	47	47
Intangible asset, net (Note 3)	--	28
Goodwill (Note 3)	2,832	2,832
Total assets	$3,334	$4,512
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 4)	$410	$826
Accounts payable	2,851	2,887
Accrued expenses:
Salaries, wages, and related items	1,162	1,119
Other	285	271
Deferred revenue	1,384	1,389
Total current liabilities	6,092	6,492
Long-term debt (Note 5)	3,659	3,509
Total liabilities	9,751	10,001
Commitment and Contingencies (Note 10)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 – 1,541.6 shares issued and outstanding at March 31, 2013 and December 31, 2012	--	--
Series B - 10,400 shares issued and outstanding at March 31, 2013 and at December 31, 2012	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at March 31, 2013 85,132,527 issued and outstanding at March 31, 2013 and 73,094,286 issued and outstanding at December 31, 2012	85	73
Common Stock - subscribed	--	10
Additional paid-in capital	237,033	236,919
Accumulated deficit	(243,535)	(242,491)
Total stockholders' deficit	(6,417)	(5,489)
Total liabilities and stockholders' deficit	$3,334	$4,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Software	$10	$3,238
Maintenance	333	356
Services	160	75
Total operating revenue	503	3,669

Cost of revenue
Software	28	175
Maintenance	49	36
Services	263	270
Total cost of revenue	340	481

Gross margin	163	3,188

Operating expenses:
Sales and marketing	381	512
Research and product development	380	375
General and administrative	300	349
Total operating expenses	1,061	1,236
Income/(loss) from operations	(898)	1,952

Other income/(expense):
Interest expense	(115)	(210)
Gain on forgiveness of debt	--	414

Income taxes	--	--
Net income/(loss)	$(1,013)	$2,156
8% preferred stock Series B dividend and deemed dividend on preferred stock	31	32
Net income/(loss) applicable to common stockholders	$(1,044)	$2,124
Income/(loss) per share applicable to common stockholders:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.03
Weighted average shares outstanding:
Basic	83,609	48,008
Diluted	83,609	73,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income/(loss)	$(1,013)	$2,156
Adjustments to reconcile net income/(loss) to net cash generated in operating activities:
Depreciation and amortization	35	179
Stock compensation expense	24	22
Bad debt expense	--	2
Gain on forgiveness of debt	--	(414)
Changes in assets and liabilities:
Trade accounts receivable	1,147	(2,164)
Prepaid expenses and other assets	(31)	42
Accounts payable and accrued expenses	2	155
Deferred revenue	(5)	185
Net cash generated in operating activities	159	163

Cash flows from investing activities:
Purchases of equipment	(7)	(2)
Net cash used in investing activities	(7)	(2)

Cash flows from financing activities:
Issuance of common stock	65	--
Borrowings under short and long-term debt	165	525
Repayments of short and long-term debt	(416)	(850)
Net cash used by financing activities	(186)	(325)
Net decrease in cash	(34)	(164)
Cash:
Beginning of period	69	184
End of period	$35	$20

Non-Cash Investing and Financing Activities:

During February 2013, the Company converted $10 of interest payable to a private lender by issuing 198,000 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2012	83,294	$83	12	--	$236,919	$(242,491)	$(5,489)
Dividend for preferred B stock						(31)	(31)
Issuance of stock	1,640	2			80		82
Issuance of stock for payment of debt and interest	198				10		10
Options issued as compensation					3		3
Restricted shares issued as compensation					21		21
Net income						(1,013)	(1,013)
Balance at March 31, 2013 (unaudited)	85,132	$85	12	--	$237,033	$(243,535)	$(6,417)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three months ended March 31, 2013 and 2012 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 15, 2013. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations. All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an operating loss of approximately $188,000 for the year ended December 31, 2012, and has a history of operating losses. For the three months ended March 31, 2013, the Company incurred losses of $1,013,000 and had a working capital deficiency of $5,637,000 as of March 31, 2013. Management feels that the Company has repositioned itself in the marketplace. The creation of Cicero Edge as a proven product in the enterprise mobility space has opened new opportunities in the financial services, insurance, healthcare and government industries where workers are becoming un-tethered from their desktops. The Company has entered into several significant contracts in 2012 which are generating capital to help sustain its operations. The Company anticipates continued success in this regard based upon current discussions with active customers and prospects. The Company has also retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and received notification of additional forgiveness of liabilities of $404,000 during 2012. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The fair value and carrying amount of long-term debt were as follows:

	March 31, 2013	December 31, 2012
Fair Value	$3,581,236	$3,420,397
Carrying Value	3,659,000	3,509,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine its valuation. There have been no changes to the valuation technique.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 25,000 options at an exercise price of $0.05 in the first three months of 2013.  The Company recognized stock-based compensation expense of $24,000 for the three months ended March 31, 2013.  This is comprised of $3,000 in connection with outstanding options, $9,000 for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement, and $12,000 for the 1,500,000 shares of restricted stock reserved for Mr. Broderick, in accordance with his 2012 employment agreement.

At March 31, 2013, there was unrecognized compensation cost of $7,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1 year.  In addition, at March 31, 2013, there was $54,000 of unrecognized expense compensation cost related to Mr. Broderick’s 549,360 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of 1.5 years and $80,000 of unrecognized expense compensation cost related to Mr. Broderick’s 1,500,000 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of 1.6 years.

The following table sets forth certain information as of March 31, 2013 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2012	3,921,493
Granted	25,000
Exercised	--
Forfeited	(600)
Outstanding on March 31, 2013	3,945,893

Weighted average exercise price of outstanding options	$0.36

Aggregate Intrinsic Value	$319

Shares available for future grants on March 31, 2013	569,857

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

· an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock. At March 31, 2013 the Company was indebted to SOAdesk in the amount of $700,000; and

· certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This note, which carried an annual interest rate of 5%, was convertible into shares of the Company’s Series B Preferred Stock at the holder’s option and originally matured on June 30, 2010. The Company paid principal in the amount of $100,000 in April 2010. On June 30, 2010, the convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010. Through a series of amendments, the maturity date was extended to March 31, 2012. In April 2012, the Company paid this note in full.

The Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the 18 month period over which the performance targets are being measured. The earn-out award was calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period. The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets. On March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met. The Company therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual. At March 31, 2013 and December 31, 2012 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.

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
$4,935,000

Simultaneously with the acquisition of the assets of SOAdesk, the Company also closed an initial round of Series B Convertible Preferred Stock of approximately $1,560,000, including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1,560,000 raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  Dividends accrued at December 31, 2011 amounted to $244,000.  In March 2012, the Company converted this amount into 1,765,333 shares of common stock of the Company. Dividends accrued at March 31, 2013 and December 31, 2012 amounted to $137,000 and $106,000, respectively.

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

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the fair value of assets and liabilities of the reporting unit to determine the implied fair value of goodwill, which is compared with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through March 31, 2013, no impairment of goodwill has been identified.

The Company’s intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense for the three months ended March 31, 2013 was $28,000, resulting in the intangible asset being fully amortized at March 31, 2013.

NOTE 4.  SHORT TERM DEBT

Short-term debt, and notes payable to related party consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Note payable – related party (a)	18	3
Notes payable (b)	392	823
	$410	$826

(a)
During 2012, the Company entered into short term note payable with John Broderick, the Chief Executive Office and Chief Financial Officer, for various working capital needs. The note bears interest at 12% and was unsecured. At March 31, 2013 and December 31, 2012, the Company was indebted to Mr. Broderick in the approximate amount of $3,000. No interest was paid in fiscal 2013 and 2012.

In the first quarter of 2013, the Company entered into a short term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note is non-interest bearing and was unsecured. At March 31, 2013, the Company was indebted to Mr. Castagno in the amount of $15,000.

(b)
The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders and employees, which provide for short term borrowings, both secured by accounts receivable and unsecured. Of the total outstanding at March 31, 2013 of $392,000, approximately $45,000 is secured by accounts receivable and $347,000 is unsecured. The notes bear interest ranging from 10% to 36% and mature at various times during the year.

In July 2012, the Company entered into a restructuring settlement with a private lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012. In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000. This interest is to be paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The notes were paid in full in February 2013.

NOTE 5.  LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Note payable asset purchase agreement (a)	$700	$700
Note payable – related party (b)	1,923	1,773
Other long-term debt (c)	1,036	1,036
	$3,659	$3,509

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%. The note was originally scheduled to mature on March 31, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and was secured with shares of the Company’s Series B Preferred Stock. As of September 30, 2010, the maturity date was extended to March 31, 2011. Through a series of amendments, the maturity date was extended to December 31, 2012. In January 2013, the Company and SOAdesk LLC agreed to extend the maturity on the note to April 1, 2014 and as such the Company has reclassed the debt to long term. At March 31, 2013, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $112,000 in interest.

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

(b)
From time to time during 2010 and 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $350,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock, which was subsequently converted into shares of common stock of the Company in the first quarter of 2013. At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $168,000 in interest. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014. As such this amount has been reclassified to long-term debt as of December 31, 2012. At March 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $1,923,000 of principal and $221,000 in interest.

(c)
In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000. The note bears interest at 5% and is due November 14, 2015. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note. The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock. At March 31, 2013 and December 31, 2012 the Company was indebted to SOAdesk in the amount of $700,000.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $253,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. In March 2013, the same private lenders agreed to extend the maturity date to April 4, 2014. As such this amount has been classified as long term debt as of March 31, 2013 and December 31, 2012.

NOTE 6.  CONVERSION OF DEBT TO EQUITY

On March 30, 2012, the Company entered into agreements with private lenders, including John L. Steffens, the Chairman of the Board of Directors, to convert $3,243,502 of debt and $33,013 of interest into 21,843,429 common share of the Company’s stock. (See Note 5) The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Pursuant to ASC 470-50, when debt is extinguished by delivering noncash assets owned by the debtor, the gain or loss on the extinguishment should be measured by the difference between the net carrying amount of the debt and the fair value of the noncash assets. Any difference between the fair value and the carrying amount of the noncash assets should be recognized as a gain or loss on transfer. As part of management’s analysis in determining the fair market value, the Company engaged an independent expert to help determine the fair market value of the Company stock and whether a discount to the price of the stock needed to be applied. In analysis of historical studies of discounts attributable to trading restrictions as well as analysis from an option pricing model of protective puts of the Company’s stock, the Company determined that a 25% discount to the closing stock price on the day of the transaction would be necessitated to establish fair market value. The Company calculated an approximately $246,000 gain on the extinguishment of the debt, however, due to the fact that 20,000,000 shares of the transaction were being issued to Mr. Steffens, the Company determined that this was not an arm’s length agreement and as such has recorded the gain through additional paid in capital.

NOTE 7.  STOCKHOLDER’S EQUITY

In December 2012, the Company had stock subscription of 10,200,000 shares of its common stock at a price of $0.05 per share.  This was part of an offering in a private investment in the Company’s common stock. The stock subscription was made up of $186,132 of cash from private investors, the extinguishment of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share.  The warrants expire in five years.  2,040,000 warrants were issued to these investors.  In March 2013, the offering was officially closed and the Company issued 11,840,241 common shares, of which 10,200,000 were attributable to the stock subscription at December 31, 2012, in exchange for $592,012.

NOTE 8.  INCOME TAXES

The Company accounts for income taxes in accordance with FASB guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first three months of fiscal year 2013 or 2012. Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

Options and warrants to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options and warrants were included for the three months ended March 31, 2013. The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2013.

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

We believe Cicero EDGE is a proven, game-changing technology solution that addresses the enterprise mobility challenges of security, compatibility and usability, allowing companies to deliver true mobile solutions in a fraction of the time and cost compared to other approaches such as developing new mobile or web apps. Cicero EDGE allows companies to integrate, automate, and present information from existing desktop applications and back-end systems, delivering enterprise content, applications, and business processes to growing mobile workforces.

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

●	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

●	Loss of key personnel associated with Cicero XM and EDGE development could adversely affect our business;

●	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero XM and EDGE;

●	Our ability to compete may be subject to factors outside our control;

●	The markets for our products are characterized by rapidly changing technologies, evolving industry standards, and frequent new product introductions;

●	We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects;

●	We may be unable to enforce or defend our ownership and use of proprietary and licensed technology; and

●	Our business may be adversely impacted if we do not provide professional services to implement our solutions.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Total revenue	$503	$3,669
Total cost of revenue	340	481
Gross margin	163	3,188
Total operating expenses	1,061	1,236
Income/(Loss) from operations	$(898)	$1,952

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

THREE MONTHS ENDED MARCH 31, 2013 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2012.

Total Revenues. Total revenues decreased $3,166,000, or 86.3%, from $3,669,000 to $503,000, for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. The decrease is due primarily to a decrease in revenue in software sales due to a significant enterprise license sale with UBS AG in the prior period and decrease in maintenance partially offset by an increase in consulting revenue.

Total Cost of Revenue. Total cost of revenue decreased $141,000, or 29.3%, from $481,000 to $340,000, for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. The decrease is primarily attributable to a decrease in cost of software from the intangible asset being fully amortized.

Total Gross Margin. Gross margin was $163,000, or 32.4%, for the three months ended March 31, 2013 as compared to the gross margin of $3,188,000, or 86.9% for the three months ended March 31, 2012. The decrease in gross margin is primarily due to the decrease in total sales.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2013, decreased $175,000, or 14.2%, from $1,236,000 to $1,061,000 as compared with the three months ended March 31, 2012.  The decrease is primarily attributable to a decrease in personnel costs of $55,000, a decrease in commissions of $20,000, a decrease in travel expenses of $63,000 and a decrease in the use of outside professional services of $31,000.

Software Products.
Software Product Revenue. The Company earned $10,000 in software product revenue for the three months ended March 31, 2013 as compared to $3,238,000 in software revenue for the three months ended March 31, 2012, a decrease of $3,228,000. The decrease is primarily due to a significant enterprise license sale with UBS AG in 2012.

Software Product Gross Margin/(Loss). The gross margin loss on software products for the three months ended March 31, 2013 was (180.0%) compared with a gross margin of 94.6 for the three months ended March 31, 2012. The decrease in gross margin is primarily due to the decrease in software revenue partially offset by the decrease in amortization costs of the acquired SOAdesk software which is fully amortized.

Maintenance.
Maintenance Revenue. Maintenance revenue for the three months ended March 31, 2013 decreased by approximately $23,000, or 6.5%, from $356,000 to $333,000 as compared to the three months ended March 31, 2012 due to the cancellation of one renewal contract partially offset by additional software and maintenance sales in the last three quarters of fiscal 2012.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended March 31, 2013 was 85.3% compared with 89.9% for the three months ended March 31, 2012. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease of gross margin is due to the decrease in maintenance revenue.

Services.
Services Revenue. Services revenue for the three months ended March 31, 2013 increased $85,000, or 113.3%, from $75,000 to $160,000 as compared with the three months ended March 31, 2012. The increase in services revenues is primarily attributable to an increase in paid consulting engagements in the first three months of 2013.

Services Gross Margin Loss. Services gross margin loss was 64.4% for the three months ended March 31, 2013 compared with gross margin loss of 260.0% for the three months ended March 31, 2012. The decrease in gross margin loss was primarily attributable to the increase in consulting revenue and a decrease in consulting expenses from reduced travel expense.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2013 decreased by approximately $131,000, or 25.6%, from $512,000 to $381,000 as compared with the three months ended March 31, 2012. The decrease is primarily attributable to a decrease in headcount in the second half of 2012 and a decrease in commissions and travel expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense for the three months ended March 31, 2013 increased by approximately $5,000, or 1.3%, from $375,000 to $380,000 as compared to the three months ended March 31, 2012. The increase in costs for the quarter is primarily due to an increase in the use of outside professional services.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended March 31, 2013 decreased by approximately $49,000, or 14.0%, from $349,000 to $300,000 as compared to the three months ended March 31, 2012. The decrease is primarily attributable to a decrease in personnel expenses and a decrease in professional service expenses.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the loss in the first quarter of 2013 and gain in the first quarter of 2012. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Income (Loss). The Company recorded net loss of $1,013,000 for the three months ended March 31, 2013 as compared to net income of $2,156,000 for the three months ended March 31, 2012. The decrease is primarily due to a $3,228,000 decrease in software product revenue over the prior period as a result of a significant enterprise license with UBS AG in 2012.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $35,000 at March 31, 2013 from $69,000 at December 31, 2012, a decrease of $34,000.

Net cash generated in Operating Activities. Cash generated from operations for the three months ended March 31, 2013 was $159,000 compared to $163,000 for the three months ended March 31, 2012. Cash generated from operations for the three months ended March 31, 2013 was primarily due to a decrease in accounts receivable of $1,147,000, depreciation and amortization of $35,000, stock compensation of $24,000, an increase in accounts payable and accrued expenses of $2,000 partially offset by the net loss of $1,013,000, an increase in prepaid expenses of $31,000 and a decrease in deferred revenue of $5,000.

Net cash used in Investing Activities. The Company purchased $7,000 worth of equipment during the three months ended March 31, 2013 versus $2,000 during the three months ended March 31, 2012.

Net cash used in Financing Activities. Net cash used by financing activities for the three months ended March 31, 2013 was approximately $186,000 as compared with approximately $325,000 for the three months ended March 31, 2012. Cash used by financing activities for the three months ended March 31, 2013 was comprised primarily from the repayment of $416,000 of short term debt offset by cash received from short term borrowings of $165,000 and a capital infusion of $65,000.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2013 with cash on hand from December 31, 2012, the revenue generated in the first three months of 2013, short term borrowings and a capital infusion.

In December 2012, the Company had stock subscription of 10,200,000 shares of its common stock at a price of $0.05 per share. This was part of an offering in a private investment in the Company’s common stock. The stock subscription was made up of $186,132 of cash from private investors, the extinguishment of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share. The warrants expire in five years. 2,040,000 warrants were issued to these investors. In March 2013, the offering was officially closed and the Company issued 11,840,241 common shares, of which 10,200,000 were attributable to the stock subscription at December 31, 2012, in exchange for $592,012.

From time to time during 2012 and 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock. At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $168,000 in interest. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014. At March 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $1,923,000 of principal and $221,000 in interest.

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

The Company has incurred an operating loss of approximately $188,000 for the year ended December 31, 2012, and has a history of operating losses. For the three months ended March 31, 2013, the Company incurred losses of $1,013,000 and had a working capital deficiency of $5,637,000 as of March 31, 2013. Management feels that the Company has repositioned itself in the marketplace. The creation of Cicero Edge as a proven product in the enterprise mobility space has opened new opportunities in the financial services, insurance, healthcare and government industries where workers are becoming un-tethered from their desktops. The Company has entered into several significant contracts in 2012 which are generating capital to help sustain its operations. The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects. The Company has also retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and has received notification of additional forgiveness of liabilities of $404,000 during 2012. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.

Based in that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During fiscal 2011, the Company was served with a writ of summons by a creditor who holds several short term notes. Several notes in the aggregate of $300,000 were due and outstanding under the Note agreements. The loans bore interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012. In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000. This interest was paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The Company has made all interest and principal payments per the settlement agreement and the debt was paid in full in February 2013.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2012, the Company had a stock subscription of 10,200,000 shares of its common stock at a price of $0.05 per share. This was part of an offering in a private investment in the Company’s common stock. The stock subscription was made up of $186,132 of cash from private investors, the extinguishment of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share. The warrants expire in five years. 2,040,000 warrants were issued to these investors. In March 2013, the offering was officially closed and the Company issued 11,840,241 common shares in exchange for $592,012. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

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

CICERO INC.

Date: May 15, 2013	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer