Form 10-Q
period 2013-06-30
CICERO INC
filed 2013-08-14
CIK 945384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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
Yex  ☑    No  ☐

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
Yes  ☐   No  ☑

85,806,247 shares of common stock, $.001 par value, were outstanding as of August 12, 2013.

Cicero Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79	$69
Trade accounts receivable, net	46	1,247
Prepaid expenses and other current assets	192	289
Total current assets	317	1,605
Property and equipment, net	40	47
Intangible asset, net (Note 3)	--	28
Goodwill (Note 3)	2,832	2,832
Total assets	$3,189	$4,512

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 4)	$4,224	$826
Accounts payable	2,976	2,887
Accrued expenses:
Salaries, wages, and related items	1,167	1,119
Other	352	271
Deferred revenue	1,027	1,389
Total current liabilities	9,746	6,492
Long-term debt (Note 5)	700	3,509
Total liabilities	10,446	10,001

Commitments and Contingencies (Note 10)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 - 1,541.6 shares issued and outstanding at June 30, 2013 and December 31, 2012	--	--
Series B - 10,400 shares issued and outstanding at June 30, 2013 and at December 31, 2012	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized 85,806,247 issued and outstanding at June 30, 2013 and 73,094,286 issued and outstanding at December 31, 2012	86	73
Common Stock - subscribed	--	10
Additional paid-in capital	237,089	236,919
Accumulated deficit	(244,432)	(242,491)
Total stockholders' deficit	(7,257)	(5,489)
Total liabilities and stockholders' deficit	$3,189	$4,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Software	$33	$651	$43	$3,888
Maintenance	372	323	705	679
Services	190	71	350	146
Total operating revenue	595	1,045	1,098	4,713

Cost of revenue
Software	--	175	28	351
Maintenance	10	34	59	69
Services	204	253	467	522
Total cost of revenue	214	462	554	942

Gross margin	381	583	544	3,771

Operating expenses:
Sales and marketing	453	593	835	1,105
Research and product development	390	380	770	755
General and administrative	290	423	588	771
Total operating expenses	1,133	1,396	2,193	2,631
Income/(loss) from operations	(752)	(813)	(1,649)	1,140

Other income/(expense):
Interest expense	(113)	(96)	(228)	(306)
Other income/(expense)	--	(91)	(1)	(91)
Gain on forgiveness of debt	--	184	--	598
Total other income/(expense)	(113)	(3)	(229)	201

Income taxes	--	--	--	--
Net income/(loss)	(865)	(816)	(1,878)	1,341
8% preferred stock Series B dividend and deemed dividend on preferred stock	31	32	63	63
Net income/(loss) applicable to common stockholders	$(896)	$(848)	$(1,941)	$1,278

Income/(loss) per share applicable to common stockholders:
Basic	$(0.01)	$(0.01)	$(0.02)	$0.02
Diluted	$(0.01)	$(0.01)	$(0.02)	$0.02
Weighted average shares outstanding:
Basic	85,540	73,083	84,580	60,545
Diluted	85,540	73,083	84,580	83,373

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income/(loss)	$(1,878)	$1,341
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	42	360
Stock compensation expense	46	55
Stock issuance for external consulting fees	35	--
Bad debt expense	--	18
Gain on forgiveness of debt	--	(598)
Changes in assets and liabilities:
Trade accounts receivable	1,201	489
Prepaid expenses and other assets	97	65
Accounts payable and accrued expenses	167	(117)
Deferred revenue	(362)	(743)
Net cash generated by/(used in) operating activities	(652)	870

Cash flows from investing activities:
Purchases of equipment	(7)	(16)
Net cash used in investing activities	(7)	(16)

Cash flows from financing activities:
Issuance of common stock	65	--
Borrowings under short and long-term debt	1,020	725
Repayments of short and long-term debt	(416)	(1,670)
Net cash generated by/(used in) financing activities	669	(945)
Net increase/(decrease) in cash	10	(91)
Cash:
Beginning of period	69	184
End of period	$79	$93

Non-Cash Investing and Financing Activities:

During February 2013, the Company converted $10 of interest payable to a private lender by issuing 198,000 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2012	83,294	$83	12	--	$236,919	$(242,491)	$(5,489)
Dividend for preferred B stock						(63)	(63)
Issuance of stock	1,640	2			80		82
Issuance of stock for payment of debt and interest	198				10		10
Issuance of stock for payment of consulting services	674	1			34		35
Options issued as compensation					4		4
Restricted shares issued as compensation					42		42
Net income						(1,878)	(1,878)
Balance at June 30, 2013 (unaudited)	85,806	$86	12	--	$237,089	$(244,432)	$(7,257)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and six months ended June 30, 2013 and 2012 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 15, 2013.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $188,000 for the year ended December 31, 2012, and has a history of operating losses. For the six months ended June 30, 2013, the Company incurred losses of $1,878,000 and had a working capital deficiency of $9,429,000 as of June 30, 2013. Management feels that the Company has repositioned itself in the marketplace. The creation of Cicero Edge as a proven product in the enterprise mobility space has opened new opportunities in the financial services, insurance, healthcare and government industries where workers are becoming un-tethered from their desktops. Enterprise software sales are typically the result of a long sales cycle. The Company anticipates an improvement in this regard based upon current discussions with active customers and prospects.  The Company retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and received notification of additional forgiveness of liabilities of $404,000 during 2012.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The fair value and carrying amount of long-term debt were as follows:

	June 30, 2013	December 31, 2012

Fair Value	$665,258	$3,420,397
Carrying Value	700,000	3,509,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine its valuation. There have been no changes to the valuation technique.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 25,000 options at an exercise price of $0.05 in the first six months of 2013.  The Company recognized stock-based compensation expense of $22,000 and $46,000 for the three and six months ended June 30, 2013, respectively.  This is comprised of the following amounts for the three and six months, respectively, as of June 30, 2013; $1,000 and $4,000, in connection with outstanding options, $9,000 and $18,000, for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement, and $12,000 and $24,000 for the 1,500,000 shares of restricted stock reserved for Mr. Broderick, in accordance with his 2012 employment agreement.

At June 30, 2013, there was unrecognized compensation cost of $4,000 related to stock options which is expected to be recognized over a weighted-average amortization period of 1 year.  In addition, at June 30, 2013, there was $45,000 of unrecognized expense compensation cost related to Mr. Broderick’s 549,360 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of 1.25 years and $68,000 of unrecognized expense compensation cost related to Mr. Broderick’s 1,500,000 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of 1.3 years.

The following table sets forth certain information as of June 30, 2013 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2012	3,921,493
Granted	25,000
Exercised	--
Forfeited	(136,383)
Outstanding on June 30, 2013	3,810,110

Weighted average exercise price of outstanding options	$0.33

Aggregate Intrinsic Value	$49

Shares available for future grants on June 30, 2013	700,690

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

●
an unsecured convertible note (the “Convertible Note”) in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010.  On March 31, 2010, the maturity date of the Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock .  Through a series of amendments, the maturity date was extended to December 31, 2012. In January 2013, the maturity date was further extended to April 1, 2014;

●	$525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a convertible promissory note and paid in full as stated below);

●
an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock.   In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock.  At June 30, 2013 the Company was indebted to SOAdesk under this note in the amount of $700,000; and

●	certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met (which the Company has determined will not be met completely as stated below).

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

The Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the 18 month period over which the performance targets are being measured. The earn-out award was calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  On March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual.  At June 30, 2013 and December 31, 2012 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.

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

Consideration:
Cash paid	$300,000
Convertible notes payable	2,225,000
Earn-out contingency	2,410,000
Total Consideration	$4,935,000
Allocated to:
Software	$2,103,000
Goodwill ($141,000 is expected to be deductible for tax purposes)	2,832,000
$4,935,000

Simultaneously with the acquisition of the assets of SOAdesk, the Company also closed an initial round of Series B Convertible Preferred Stock of approximately $1,560,000, including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1,560,000 raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  Dividends accrued at December 31, 2011 amounted to $244,000.  In March 2012, the Company converted this amount into 1,765,333 shares of common stock of the Company. Dividends accrued at June 30, 2013 and December 31, 2012 amounted to $169,000 and $106,000, respectively.

NOTE 3.   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill in accordance with ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired of $2,832,000 in connection with the SOAdesk LLC acquisition disclosed in Note 2.  The Codification requires that goodwill be tested for impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step is measuring the fair value of assets and liabilities of the reporting unit to determine the implied fair value of goodwill, which is compared with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through June 30, 2013, no indicator of impairment of goodwill has been identified.

The Company’s intangible asset, consisting of software acquired from SOAdesk, LLC, in the amount of $2,103,000 was being amortized over its estimated useful life of 3 years ending March 31, 2013. Amortization expense for the three months ended March 31, 2013 was $28,000, resulting in the intangible asset being fully amortized.

NOTE 4.   SHORT TERM DEBT

Short-term debt and notes payable to related party consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Note payable asset purchase agreement (a)	700	--
Note payable – related party (b)	2,796	3
Notes payable (c)	728	823
	$4,224	$826

(a)
At June 30, 2013, the Company reclassed to short term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $700,000 with an annual interest rate of 5%.  At June 30, 2013, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $121,000 in interest. (See Note 5)

(b)
From time to time during 2010 and 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year, are unsecured and mature on April 1, 2014.  At June 30, 2013, the notes were reclassed to short term debt and the Company was indebted to Mr. Steffens in the approximate amount of $2,778,000 of principal and $270,000 in interest.  (See Note 5)

During 2012, the Company entered into short term note payable with John Broderick, the Chief Executive Office and Chief Financial Officer, for various working capital needs. The note bears interest at 12% and was unsecured. At June 30, 2013 and December 31, 2012, the Company was indebted to Mr. Broderick in the approximate amount of $3,000. No interest was paid in fiscal 2013 and 2012.

In the first quarter of 2013, the Company entered into a short term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note is non-interest bearing and was unsecured. At June 30, 2013, the Company was indebted to Mr. Castagno in the amount of $15,000.

(c)
The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders and employees, which provide for short term borrowings, both secured by accounts receivable and unsecured.  Of the total outstanding at June 30, 2013 of $392,000, approximately $45,000 is secured by accounts receivable and $347,000 is unsecured.  The notes bear interest ranging from 10% to 36% and mature at various times during the year.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $253,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. In March 2013, the same private lenders agreed to extend the maturity date to April 4, 2014. As such this amount has been classified as long term debt as of December 31, 2012. At June 30, 2013, the Company has reclassed the debt to short term debt. (See Note 5).

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

NOTE 5.    LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Note payable asset purchase agreement (a)	$--	$700
Note payable – related party (b)	--	1,773
Other long-term debt (c)	700	1,036
	$700	$3,509

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and was secured with shares of the Company’s Series B Preferred Stock.  As of September 30, 2010, the maturity date was extended to March 31, 2011.  Through a series of amendments, the maturity date was extended to December 31, 2012.  In January 2013, the Company and SOAdesk LLC agreed to extend the maturity on the note to April 1, 2014 and as such the Company has reclassed the debt to long term as of December 31, 2012.  At June 30, 2013, the Company has reclassed the debt to short term debt. (See Note 4).

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

(b)
From time to time during 2010 and 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $350,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share.  In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock, which was subsequently converted into shares of common stock of the Company in the first quarter of 2013.  At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $168,000 in interest.  In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  As such this amount has been reclassified to long-term debt as of December 31, 2012.  At June 30, 2013, the Company has reclassed the debt to short term debt.  (See Note 4)

(c)
In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due November 14, 2015.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock.  At June 30, 2013 and December 31, 2012 the Company was indebted to SOAdesk in the amount of $700,000.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $253,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2013, the same private lenders agreed to extend the maturity date to April 4, 2014.  As such this amount has been classified as long term debt as of December 31, 2012. At June 30, 2013, the Company has reclassed the debt to short term debt. (See Note 4)

NOTE 6.   CONVERSION OF DEBT TO EQUITY

On March 30, 2012, the Company entered into agreements with private lenders, including John L. Steffens, the Chairman of the Board of Directors, to convert $3,243,502 of debt and $33,013 of interest into 21,843,429 common shares of the Company’s stock. (See Note 5)  The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Pursuant to ASC 470-50, when debt is extinguished by delivering noncash assets owned by the debtor, the gain or loss on the extinguishment should be measured by the difference between the net carrying amount of the debt and the fair value of the noncash assets. Any difference between the fair value and the carrying amount of the noncash assets should be recognized as a gain or loss on transfer. As part of management’s analysis in determining the fair market value, the Company engaged an independent expert to assist the Company in determining the fair market value of the Company stock and whether a discount to the price of the stock needed to be applied.  In analysis of historical studies of discounts attributable to trading restrictions as well as analysis from an option pricing model of protective puts of the Company’s stock, the Company determined that a 25% discount to the closing stock price on the day of the transaction would be necessitated to establish fair market value.  The Company calculated an approximately $246,000 gain on the extinguishment of the debt, however, due to the fact that 20,000,000 shares of the transaction were being issued to Mr. Steffens, the Company determined that this was not an arm’s length agreement and as such has recorded the gain through additional paid in capital.

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

NOTE 8.   INCOME TAXES

The Company accounts for income taxes in accordance with FASB guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first six months of fiscal year 2013 or 2012.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

Options and warrants to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options and warrants were included for the three and six months ended June 30, 2013.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

The following table sets forth the components of basic and diluted earnings per share calculation for the six months ending June 30, 2012 (in thousands, except per share amount):

	For the six months ended June 30, 2012
	Income	Shares	Per-Share Amount

Net income	$1,341
Less: Preferred stock dividends	(63)
Basic EPS
Net income applicable to common stockholders	1,278	60,545	$0.02
Effect of Dilutive Securities
Stock based compensation	19	957
Warrants	--	47
Restricted stock	--	549
Convertible preferred stock	62	11,942
5% Convertible debentures	44	9,333
Diluted EPS
Net Income available to common stockholders + assumed conversions	$1,403	83,373	$0.02

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

The Company is currently in discussions with the state of Delaware regarding the potential underpayment of its annual franchise tax dating back to 2002.  The Company expects that its explanation regarding the amount in dispute will be accepted by Delaware but, should a negotiated resolution not arise in favor of the Company, it may be exposed to a franchise tax liability of approximately $1.6 million.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of June 30, 2013.

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

RESULTS OF OPERATIONS

The table below presents information for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total revenue	$595	$1,045	$1,098	$4,713
Total cost of revenue	214	462	554	942
Gross margin	381	583	544	3,771
Total operating expenses	1,133	1,396	2,193	2,631
Income/(loss) from operations	$(752)	$(813)	$(1,649)	$1,140

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

THREE MONTHS ENDED JUNE 30, 2013 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2012.

Total Revenues.  Total revenues decreased $450,000, or 43.1%, from $1,045,000 to $595,000, for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012. The decrease is due primarily to a decrease in software revenue partially offset by an increase in maintenance and consulting revenue.

Total Cost of Revenue.  Total cost of revenue decreased $248,000, or 53.7%, from $462,000 to $214,000 for the three months ended June 30, 2013, as compared with the three months ended June 30, 2012.  The decrease is primarily due to the intangible assets from the SOAdesk acquisition being fully amortized as of the first quarter 2013.

Total Gross Margin.  Gross margin was $381,000, or 64.0%, for the three months ended June 30, 2013, as compared to the gross margin of $583,000, or 55.8%, for the three months ended June 30, 2012. The decrease in gross margin is primarily due to the decrease in total sales partially offset by the lower expenses from the intangible asset being fully amortized.

Total Operating Expenses.  Total operating expenses decreased $263,000, or 18.8%, from $1,396,000 to $1,133,000 for the three months ended June 30, 2013, as compared with the three months ended June 30, 2012.  The decrease is primarily attributable to a decrease in personnel costs of $40,000, a decrease in commissions of $98,000, and a decrease in the use of outside professional services of $71,000.

Software Products.

Software Product Revenue.  The Company earned $33,000 in software product revenue for the three months ended June 30, 2013 as compared to $651,000 in software revenue for the three months ended June 30, 2012, a decrease of $618,000.  The decrease is primarily due to the somewhat traditional long sales cycles within the enterprise software arena. In 2012, the Company recognized $600,000 of software licenses from one customer.

Software Product Gross Margin.  The gross margin on software products for the three months ended June 30, 2013 was 100.0% compared with a gross margin of 73.1% for the three months ended June 30, 2012.  The increase in gross margin is primarily due to the amortization costs of the acquired SOAdesk software being fully amortized as of the first quarter of 2013 partially offset by the decrease in software sales.

Maintenance.

Maintenance Revenue.  Maintenance revenue for the three months ended June 30, 2013 increased by approximately $49,000, or 15.2%, from $323,000 to $372,000 as compared to the three months ended June 30, 2012 due to the initial annual maintenance contract with a major financial services company partially offset by the cancellation of two maintenance contracts.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended June 30, 2013 was 97.3% compared with 89.5% for the three months ended June 30, 2012.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to the increase in maintenance revenue.

Services.

Services Revenue.  Services revenue increased $119,000, or 167.6%, from $71,000 to $190,000 for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012. The increase in services revenues is primarily attributable to an increase in paid consulting engagements in the second quarter of 2013.

Services Gross Margin Loss.  Services gross margin loss was 7.4% for the three months ended June 30, 2013 compared with gross margin loss of 256.3% for the three months ended June 30, 2012.  The decrease in gross margin loss was primarily attributable to the increase in consulting revenue and the decrease in consulting expenses from a decrease in headcount in 2013.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2013 decreased by approximately $140,000, or 23.6%, from $593,000 to $453,000 as compared with the three months ended June 30, 2012.  The decrease is primarily attributable to decrease in headcount in the second half of 2012 and lower commissions.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $10,000, or 2.6%, from $380,000 to $390,000 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in costs for the quarter is primarily due to an increase in outside professional services partially offset by a decrease in personnel expenses and travel.

General and Administrative.  General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended June 30, 2013 decreased by approximately $133,000, or 31.4%, from $423,000 to $290,000 as compared to the three months ended June 30, 2012.  The decrease is primarily attributable to a decrease in professional service expenses and annual audit fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the second quarter of 2013 and 2012. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $865,000 for the three months ended June 30, 2013 as compared to a net loss of $816,000 for the three months ended June 30, 2012. The increase is primarily due to the decrease in software revenue, offset by decreases in operating expenses and the elimination of software amortization.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2012.

Total Revenues.  Total revenues decreased $3,615,000, or 76.7%, from $4,713,000 to $1,098,000, for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012. The decrease is due primarily to the decrease in revenue in software sales due to two significant enterprise license sales in fiscal 2012 partially offset by an increase in maintenance and consulting revenue.

Total Cost of Revenue.  Total cost of revenue decreased $388,000, or 41.2%, from $942,000 to $554,000, for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012.  The decrease is primarily attributable to a decrease in cost of software as a result of the intangible asset being fully amortized.

Total Gross Margin.  Gross margin was $544,000, or 49.5%, for the six months ended June 30, 2013 as compared to the gross margin of $3,771,000, or 80.0% for the six months ended June 30, 2012. The decrease in gross margin is primarily due to the decrease in total sales.

Total Operating Expenses.  Total operating expenses decreased $438,000, or 16.6%, from $2,631,000 to $2,193,000 for the six months ended June 30, 2013, as compared with the six months ended June 30, 2012.  The decrease is primarily attributable to a decrease in personnel costs of $98,000, a decrease in commissions of $118,000, a decrease in travel expenses of $76,000 and a decrease in the use of outside professional services of $108,000.

Software Products.

Software Product Revenue.  The Company earned $43,000 in software product revenue for the six months ended June 30, 2013 as compared to $3,888,000 in software revenue for the six months ended June 30, 2012, a decrease of $3,845,000.  The decrease is primarily due to two enterprise license sales in fiscal 2012.

Software Product Gross Margin.  The gross margin on software products for the six months ended June 30, 2013 was 34.9% compared with a gross margin of 91.0% for the six months ended June 30, 2012.  The decrease in gross margin is primarily due to the decrease in software revenue partially offset by the lower expenses due to the amortization costs of the acquired SOAdesk software being fully amortized as of the first quarter of 2013.

Maintenance.

Maintenance Revenue.  Maintenance revenue for the six months ended June 30, 2013 increased by approximately $26,000, or 3.8%, from $679,000 to $705,000 as compared to the six months ended June 30, 2012 due to the initial annual maintenance contract with a major financial services company partially offset by the cancellation of two maintenance contracts.

Maintenance Gross Margin.  Gross margin on maintenance products for the six months ended June 30, 2013 was 91.6% compared with 89.8% for the six months ended June 30, 2012.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase of gross margin is due to the increase in maintenance revenue.

Services.

Services Revenue.  Services revenue increased $204,000, or 139.7%, from $146,000 to $350,000 for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012. The increase in services revenues is primarily attributable to an increase in paid consulting engagements in the first six months of 2013.

Services Gross Margin Loss.  Services gross margin loss was 33.4% for the six months ended June 30, 2013 compared with gross margin loss of 257.5% for the six months ended June 30, 2012.  The decrease in gross margin loss was primarily attributable to the increase in consulting revenue and a decrease in consulting expenses from a decrease in headcount and reduced travel expense.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2013 decreased by approximately $270,000, or 24.4%, from $1,105,000 to $835,000 as compared with the six months ended June 30, 2012.  The decrease is primarily attributable to lower headcount and a decrease in commissions from lower sales.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $15,000, or 2.0%, from $755,000 to $770,000 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in costs is primarily due to an increase in outside professional services partially offset by a decrease in travel related expenses.

General and Administrative.  General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the six months ended June 30, 2013 decreased by approximately $183,000, or 23.7%, from $771,000 to $588,000 as compared to the six months ended June 30, 2012.  The decrease is primarily attributable to a decrease in professional service expenses.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the loss in the first six months of 2013 and gain in the first six months of 2012. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Income (Loss).  The Company recorded net loss of $1,878,000 for the six months ended June 30, 2013 as compared to net income of $1,341,000 for the six months ended June 30, 2012. The decrease is primarily due to a $3,845,000 decrease in software product revenue over the prior period primarily as a result of two enterprise license sales in fiscal 2012.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $79,000 at June 30, 2013 from $69,000 at December 31, 2012, an increase of $10,000.

Net cash generated/used in Operating Activities.  Cash used in operations for the six months ended June 30, 2013 was $652,000 compared to cash generated by operations of $870,000 for the six months ended June 30, 2012.  Cash used in operations for the six months ended June 30, 2013 was primarily due to the loss from operations of $1,878,000 and a decrease in deferred revenue of $362,000, partially offset by depreciation and amortization of $42,000, stock compensation of $46,000, stock issuance for consulting services of $35,000, a decrease in accounts receivable of $1,201,000, a decrease in prepaid expenses of $97,000, and an increase in accounts payable and accrued expenses of $167,000.

Net cash used in Investing Activities. The Company purchased $7,000 worth of equipment during the six months ended June 30, 2013 versus $16,000 during the six months ended June 30, 2012.

Net cash generated/used in Financing Activities.  Net cash generated by financing activities for the six months ended June 30, 2013 was approximately $669,000 as compared with net cash used by financing activities of approximately $945,000 for the six months ended June 30, 2012.  Cash generated by financing activities for the six months ended June 30, 2013 was comprised primarily from cash received from short term borrowings of $1,020,000 and a capital infusion of $65,000 offset by the repayment of $416,000 of short term debt.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2013 with cash on hand from December 31, 2012, the revenue generated in the first six months of 2013, short term borrowings and a capital infusion.

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

From time to time during 2012 and 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock.  At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $168,000 in interest.  In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  At June 30, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $2,778,000 of principal and $270,000 in interest.

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

The Company has incurred an operating loss of approximately $188,000 for the year ended December 31, 2012, and has a history of operating losses. For the six months ended June 30, 2013, the Company incurred losses of $1,878,000 and had a working capital deficiency of $9,429,000 as of June 30, 2013. The creation of Cicero Edge as a proven product in the enterprise mobility space has opened new opportunities in the financial services, insurance, healthcare and government industries where workers are becoming un-tethered from their desktops. Enterprise software sales are typically the result of a long sales cycle. The Company anticipates an improvement in this regard based upon current discussions with active customers and prospects.  The Company has also retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and has received notification of additional forgiveness of liabilities of $404,000 during 2012.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.

Based in that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2013, the Company issued 673,720 shares of its common stock, at a price of $0.05 per share, for $34,966 earned in accordance with a consulting agreement with a vendor. The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

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

CICERO INC.

Date: August 14, 2013	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer