Form 10-Q
period 2013-09-30
CICERO INC
filed 2013-11-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

85,806,247 shares of common stock, $.001 par value, were outstanding as of November 12, 2013.

Cicero Inc.

Part I.  Financial Information
Item 1.  Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34	$69
Trade accounts receivable, net	94	1,247
Prepaid expenses and other current assets	115	289
Total current assets	243	1,605
Property and equipment, net	33	47
Intangible asset, net (Note 3)	--	28
Goodwill (Note 3)	2,832	2,832
Total assets	$3,108	$4,512

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 4)	$5,099	$826
Accounts payable	2,948	2,887
Accrued expenses:
Salaries, wages, and related items	1,202	1,119
Other	365	271
Deferred revenue	723	1,389
Total current liabilities	10,337	6,492
Long-term debt (Note 5)	700	3,509
Total liabilities	11,037	10,001

Commitments and Contingencies (Note 10)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 - 1,541.6 shares issued and outstanding at September 30, 2013 and December 31, 2012	--	--
Series B - 10,400 shares issued and outstanding at September 30, 2013 and at December 31, 2012	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized 85,806,247 issued and outstanding at September 30, 2013 and 73,094,286 issued and outstanding at December 31, 2012	86	73
Common Stock - subscribed No common stock subscribed at September 30, 2013 and 10,200,000 subscribed at December 31, 2012	--	10
Additional paid-in capital	237,112	236,919
Accumulated deficit	(245,127)	(242,491)
Total stockholders' deficit	(7,929)	(5,489)
Total liabilities and stockholders' deficit	$3,108	$4,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Software	$24	$96	$67	$3,984
Maintenance	372	322	1,077	1,001
Services	146	151	496	298
Total operating revenue	542	569	1,640	5,283

Cost of revenue
Software	--	175	28	526
Maintenance	25	30	84	99
Services	258	220	724	743
Total cost of revenue	283	425	836	1,368

Gross margin	259	144	804	3,915

Operating expenses:
Sales and marketing	304	355	1,139	1,461
Research and product development	247	357	1,017	1,111
General and administrative	227	292	817	1,063
Total operating expenses	778	1,004	2,973	3,635
Income/(loss) from operations	(519)	(860)	(2,169)	280

Other income/(expense):
Interest expense	(144)	(113)	(372)	(419)
Other income/(expense)	--	2	(1)	(89)
Gain on forgiveness of debt	--	--	--	598
Total other income/(expense)	(144)	(111)	(373)	90

Income taxes	--	--	--	--
Net income/(loss)	(663)	(971)	(2,542)	370
8% preferred stock Series B dividend	32	32	94	95
Net income/(loss) applicable to common stockholders	$(695)	$(1,003)	$(2,636)	$275
Income/(loss) per share applicable to common stockholders:
Basic	$(0.01)	$(0.01)	$(0.03)	$0.00
Diluted	$(0.01)	$(0.01)	$(0.03)	$0.01
Weighted average shares outstanding:
Basic	85,806	73,094	84,993	64,759
Diluted	85,806	73,094	84,993	87,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income/(loss)	$(2,542)	$370
Adjustments to reconcile net income/(loss) to net cash generated by/(used in) operating activities:
Depreciation and amortization	49	540
Stock compensation expense	69	72
Stock issuance for external consulting fees	35	--
Bad debt expense	--	18
Gain on forgiveness of debt	--	(598)
Changes in assets and liabilities:
Trade accounts receivable	1,153	695
Prepaid expenses and other assets	174	109
Accounts payable and accrued expenses	191	74
Deferred revenue	(666)	(998)
Net cash generated by/(used in) operating activities	(1,537)	282

Cash flows from investing activities:
Purchases of equipment	(7)	(16)
Net cash used in investing activities	(7)	(16)

Cash flows from financing activities:
Issuance of common stock	65	--
Borrowings under short and long-term debt	1,860	1,308
Repayments of short and long-term debt	(416)	(1,749)
Net cash generated by/(used in) financing activities	1,509	(441)
Net decrease in cash	(35)	(175)
Cash:
Beginning of period	69	184
End of period	$34	$9

Non-Cash Investing and Financing Activities:

During February 2013, the Company converted $10 of interest payable to a private lender by issuing 198,000 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2012	83,294	$83	12	--	$236,919	$(242,491)	$(5,489)
Dividend for preferred B stock						(94)	(94)
Issuance of stock	1,640	2			80		82
Issuance of stock for payment of debt and interest	198				10		10
Issuance of stock for payment of consulting services	674	1			34		35
Options issued as compensation					6		6
Restricted shares issued as compensation					63		63
Net income						(2,542)	(2,452)
Balance at September 30, 2013 (unaudited)	85,806	$86	12	--	$237,112	$(245,127)	$(7,929)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and nine months ended September 30, 2013 and 2012 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 15, 2013.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $188,000 for the year ended December 31, 2012, and has a history of operating losses. For the nine months ended September 30, 2013, the Company incurred losses of $2,542,000 and had a working capital deficiency of $10,094,000 as of September 30, 2013. The Company retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and received notification of additional forgiveness of liabilities of $598,000 during 2012.  Management feels that the Company has repositioned itself in the marketplace. The creation of Cicero Edge as a product in the enterprise mobility space has opened new opportunities in the financial services, insurance, healthcare and government industries where workers are becoming un-tethered from their desktops. Enterprise software sales are typically the result of a long sales cycle. In an effort to shorten that sales cycle, the Company has promoted its Discovery product which is a lightweight tool for both business and IT to use to determine how work happens at the desktop.  Discovery can capture data and generate reports that will point out bottlenecks in processes where automations or composites are called for.  Those actions would involve the use of the Company’s XM Product.   The Company anticipates an improvement in this regard based upon current discussions with active customers and prospects.  However, should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Financial Instruments:

The carrying amount of the Company’s financial instruments, representing accounts receivable, accounts payable and short-term debt approximate their fair value due to their short term nature.

The fair value and carrying amount of long-term debt were as follows:

	September 30, 2013	December 31, 2012
Fair Value	$670,830	$3,420,397
Carrying Value	700,000	3,509,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine its valuation. There have been no changes to the valuation technique.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 25,000 options at an exercise price of $0.05 in the first nine months of 2013.  The Company recognized stock-based compensation expense of $23,000 and $69,000 for the three and nine months ended September 30, 2013, respectively.  This is comprised of the following amounts for the three and nine months, respectively, as of September 30, 2013; $2,000 and $6,000, in connection with outstanding options, $9,000 and $27,000, for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement, and $12,000 and $36,000 for the 1,500,000 shares of restricted stock reserved for Mr. Broderick, in accordance with his 2012 employment agreement.

At September 30, 2013, there was unrecognized compensation cost of $3,000 related to stock options which is expected to be recognized over a weighted-average amortization period of less than 1 year.  In addition, at September 30, 2013, there was $36,000 of unrecognized expense compensation cost related to Mr. Broderick’s 549,360 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of 1 year and $56,000 of unrecognized expense compensation cost related to Mr. Broderick’s 1,500,000 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of 1 year.

The following table sets forth certain information as of September 30, 2013 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2012	3,921,493
Granted	25,000
Exercised	--
Forfeited	(533,283)
Outstanding on September 30, 2013	3,413,210

Weighted average exercise price of outstanding options	$0.31
Aggregate Intrinsic Value	$--
Shares available for future grants on September 30, 2013	1,094,090

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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

· an unsecured convertible note (the “Convertible Note”) in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010.  On March 31, 2010, the maturity date of the Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock.  Through a series of amendments, the maturity date was extended to December 31, 2012. In January 2013, the maturity date was further extended to April 1, 2014;

·  $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a convertible promissory note and paid in full as stated below);

· an unsecured convertible note in the aggregate principal amount of $1,000,000, payable to SOAdesk and convertible into shares of the Company’s Common Stock.   In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock.  At September 30, 2013 the Company was indebted to SOAdesk under this note in the amount of $700,000; and

· certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met (which the Company has determined will not be met completely as stated below).

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

The Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the 18 month period over which the performance targets are being measured. The earn-out award was calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  On March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual.  At September 30, 2013 and December 31, 2012 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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
$4,935,000

Simultaneously with the acquisition of the assets of SOAdesk, the Company also closed an initial round of Series B Convertible Preferred Stock of approximately $1,560,000, including $700,000 in cash, the cancellation of $710,000 of existing indebtedness and the cancellation of a note of $150,000 to memorialize an advance of payment for Series B Stock prior to issuance.  The Series B Convertible Preferred Stock bears an annual dividend of 8% and provides warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Of the $1,560,000 raised, the Company’s Chairman, Mr. John Steffens invested $910,000 through a combination of cash and debt retirement.  Dividends accrued at December 31, 2011 amounted to $244,000.  In March 2012, the Company converted this amount into 1,765,333 shares of common stock of the Company. Dividends accrued at September 30, 2013 and December 31, 2012 amounted to $201,000 and $106,000, respectively.

NOTE 3.   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill in accordance with ASC Topic 350 “Intangibles – Goodwill and Other Intangible Assets” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step is measuring the fair value of assets and liabilities of the reporting unit to determine the implied fair value of goodwill, which is compared with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through September 30, 2013, no indicator of impairment of goodwill has been identified.

The Company’s intangible asset, consisting of software acquired from SOAdesk, LLC, in the amount of $2,103,000 was being amortized over its estimated useful life of 3 years ending March 31, 2013. Amortization expense for the three months ended March 31, 2013 was $28,000, resulting in the intangible asset being fully amortized.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 4.   SHORT TERM DEBT

Short-term debt and notes payable to related party consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Note payable asset purchase agreement (a)	700	--
Note payable – related party (b)	3,636	3
Notes payable (c)	763	823
	$5,099	$826

(a)
At September 30, 2013, the Company reclassed to short term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $700,000 with an annual interest rate of 5% and a maturity date of April 1, 2014.  At September 30, 2013, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $131,000 in interest. (See Note 5)

(b)	From time to time during 2010 through 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year, are unsecured and mature on April 1, 2014. At September 30, 2013, the notes were reclassed to short term debt and the Company was indebted to Mr. Steffens in the approximate amount of $3,618,000 of principal and $385,000 in interest. (See Note 5)

During 2012, the Company entered into short term note payable with John Broderick, the Chief Executive Office and Chief Financial Officer, for various working capital needs. The note bears interest at 12% and is unsecured. At September 30, 2013 and December 31, 2012, the Company was indebted to Mr. Broderick in the approximate amount of $3,000. No interest was paid in fiscal 2013 and 2012.

In the first quarter of 2013, the Company entered into a short term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note is non-interest bearing and is unsecured. At September 30, 2013, the Company was indebted to Mr. Castagno in the amount of $15,000.

(c)	The Company does not have a revolving credit facility and from time to time has issued a series of short term promissory notes with private lenders and employees, which provide for short term borrowings, both secured by accounts receivable and unsecured. The notes bear interest ranging from 10% to 36% and mature at various times during the year. In August 2013, the Company issued warrants to an existing note holder in connection with a modification of their existing note where certain modifications occurred including the extension of the maturity date. These warrants grant the note holder the right to purchase 25,000 shares of the Company’s common stock at a strike price of $0.10 per share. The warrants have a term of five years.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $253,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. In March 2013, the same private lenders agreed to extend the maturity date to April 4, 2014. As such this amount has been classified as long term debt as of December 31, 2012. At September 30, 2013, the Company has reclassed the debt to short term debt. (See Note 5)

In July 2012, the Company entered into a restructuring settlement with a private lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012. In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000. This interest was paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The notes were paid in full in February 2013.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 5.                      LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Note payable asset purchase agreement (a)	$--	$700
Note payable – related party (b)	--	1,773
Other long-term debt (c)	700	1,036
	$700	$3,509

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended to extend the maturity date to September 30, 2010 and was secured with shares of the Company’s Series B Preferred Stock.  As of September 30, 2010, the maturity date was extended to March 31, 2011.  Through a series of amendments, the maturity date was extended to December 31, 2012.  In January 2013, the Company and SOAdesk LLC agreed to extend the maturity on the note to April 1, 2014 and as such the Company has reclassed the debt to long term as of December 31, 2012.  As of September 30, 2013, the Company has reclassed the debt to short term debt. (See Note 4).

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

(b)	From time to time during 2010 through 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2012, Mr. Steffens converted $3,000,000 of his debt, which included $350,000 which was lent to the Company in the first quarter of 2012, into 20,000,000 shares of common stock of the Company at a price of $0.15 per share. In March 2012, Mr. Steffens agreed to refinance $465,000 of debt and $417,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock, which was subsequently converted into shares of common stock of the Company in the first quarter of 2013. At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $168,000 in interest. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014. As such this amount has been reclassified to long-term debt as of December 31, 2012. As of September 30, 2013, the Company has reclassed the debt to short term debt. (See Note 4)

(c)	In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000. The note bears interest at 5% and is due November 14, 2015. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note. The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock. At September 30, 2013 and December 31, 2012 the Company was indebted to SOAdesk in the amount of $700,000.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $253,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013. In March 2013, the same private lenders agreed to extend the maturity date to April 4, 2014. As such this amount has been classified as long term debt as of December 31, 2012. As of September 30, 2013, the Company has reclassed the debt to short term debt. (See Note 4)

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 6.   CONVERSION OF DEBT TO EQUITY

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

NOTE 8.   INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first nine months of fiscal year 2013 or 2012.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

Options and warrants to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options and warrants were included for the three and nine months ended September 30, 2013.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of September 30, 2013.

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

RESULTS OF OPERATIONS

The table below presents information for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total revenue	$542	$569	$1,640	$5,283
Total cost of revenue	283	425	836	1,368
Gross margin	259	144	804	3,915
Total operating expenses	778	1,004	2,973	3,635
Income/(loss) from operations	$(519)	$(860)	$(2,169)	$280

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

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2012.

Total Revenues.  Total revenues decreased $27,000, or 4.7%, from $569,000 to $542,000, for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. The decrease is due primarily to a decrease in software and consulting revenue partially offset by an increase in maintenance revenue.

Total Cost of Revenue.  Total cost of revenue decreased $142,000, or 33.4%, from $425,000 to $283,000 for the three months ended September 30, 2013, as compared with the three months ended September 30, 2012.  The decrease is primarily due to the intangible assets from the SOAdesk acquisition being fully amortized as of the first quarter 2013.

Total Gross Margin.  Gross margin was $259,000, or 47.8%, for the three months ended September 30, 2013, as compared to the gross margin of $144,000, or 25.3%, for the three months ended September 30, 2012. The increase in gross margin is primarily due to the lower expenses from the intangible asset being fully amortized partially offset by the decrease in total sales.

Total Operating Expenses.  Total operating expenses decreased $226,000, or 22.5%, from $1,004,000 to $778,000 for the three months ended September 30, 2013, as compared with the three months ended September 30, 2012.  The decrease is primarily attributable to a decrease in commissions of $123,000, and a decrease in the use of outside professional services of $61,000.

Software Products.
Software Product Revenue.  The Company earned $24,000 in software product revenue for the three months ended September 30, 2013 as compared to $96,000 in software revenue for the three months ended September 30, 2012, a decrease of $72,000.  The decrease is primarily due to the traditional long sales cycles within the enterprise software arena.

Software Product Gross Margin/(Loss).  The gross margin on software products for the three months ended September 30, 2013 was 100.0% compared with a gross margin loss of (82.3%) for the three months ended September 30, 2012.  The increase in gross margin is primarily due to the amortization costs of the acquired SOAdesk software being fully amortized as of the first quarter of 2013.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended September 30, 2013 increased by approximately $50,000, or 15.5%, from $322,000 to $372,000 as compared to the three months ended September 30, 2012.  The increase in maintenance revenue is primarily due to a new annual maintenance contract with a major financial services company partially offset by the cancellation of two maintenance contracts.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended September 30, 2013 was 93.3% compared with 90.7% for the three months ended September 30, 2012.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to the increase in maintenance revenue.

Services.
Services Revenue.  Services revenue decreased $5,000, or 3.3%, from $151,000 to $146,000 for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012. The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements in the third quarter of 2013.

Services Gross Margin Loss.  Services gross margin loss was 76.7% for the three months ended September 30, 2013 compared with gross margin loss of 45.7% for the three months ended September 30, 2012.  The increase in gross margin loss was primarily attributable to the increase in consulting expenses due to an increase in personnel expenses and the decrease in consulting revenue.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2013 decreased by approximately $51,000, or 14.4%, from $355,000 to $304,000 as compared with the three months ended September 30, 2012.  The decrease is primarily attributable to lower commissions and lower trade show expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $110,000, or 30.8%, from $357,000 to $247,000 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in costs for the quarter is primarily due to a decrease in headcount in third quarter of 2013.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended September 30, 2013 decreased by approximately $65,000, or 22.3%, from $292,000 to $227,000 as compared to the three months ended September 30, 2012.  The decrease is primarily attributable to a decrease in professional service expenses and annual audit fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the third quarter of 2013 and 2012. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $663,000 for the three months ended September 30, 2013 as compared to a net loss of $971,000 for the three months ended September 30, 2012. The decrease is primarily due to the decreases in operating expenses and the elimination of software amortization partially offset by the decrease in software revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2012.

Total Revenues.  Total revenues decreased $3,643,000, or 69.0%, from $5,283,000 to $1,640,000, for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012. The decrease is due primarily to the decrease in revenue in software sales due to two significant enterprise license sales in fiscal 2012 partially offset by an increase in maintenance and consulting revenue.

Total Cost of Revenue.  Total cost of revenue decreased $532,000, or 38.9%, from $1,368,000 to $836,000, for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.  The decrease is primarily attributable to a decrease in cost of software as a result of the intangible asset being fully amortized.

Total Gross Margin.  Gross margin was $804,000, or 49.0%, for the nine months ended September 30, 2013 as compared to the gross margin of $3,915,000, or 74.1% for the nine months ended September 30, 2012. The decrease in gross margin is primarily due to the decrease in total sales.

Total Operating Expenses.  Total operating expenses decreased $662,000, or 18.2%, from $3,635,000 to $2,973,000 for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012.  The decrease is primarily attributable to a decrease in personnel costs of $257,000, a decrease in commissions of $123,000, a decrease in travel expenses of $101,000 and a decrease in the use of outside professional services of $165,000.

Software Products.
Software Product Revenue.  The Company earned $67,000 in software product revenue for the nine months ended September 30, 2013 as compared to $3,984,000 in software revenue for the nine months ended September 30, 2012, a decrease of $3,917,000.  The decrease is primarily due to two significant enterprise license sales in fiscal 2012.

Software Product Gross Margin.  The gross margin on software products for the nine months ended September 30, 2013 was 58.2% compared with a gross margin of 86.8% for the nine months ended September 30, 2012.  The decrease in gross margin is primarily due to the decrease in software revenue partially offset by the lower expenses due to the amortization costs of the acquired SOAdesk software being fully amortized as of the first quarter of 2013.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the nine months ended September 30, 2013 increased by approximately $76,000, or 7.6%, from $1,001,000 to $1,077,000 as compared to the nine months ended September 30, 2012.  The increase in maintenance revenue is primarily due to a new annual maintenance contract with a major financial services company partially offset by the cancellation of two maintenance contracts.

Maintenance Gross Margin.  Gross margin on maintenance products for the nine months ended September 30, 2013 was 92.2% compared with 90.1% for the nine months ended September 30, 2012.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase of gross margin is due to the increase in maintenance revenue.

Services.
Services Revenue.  Services revenue increased $198,000, or 66.4%, from $298,000 to $496,000 for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012. The increase in services revenues is primarily attributable to an increase in paid consulting engagements in the first six months of 2013.

Services Gross Margin Loss.  Services gross margin loss was 46.0% for the nine months ended September 30, 2013 compared with gross margin loss of 149.3% for the nine months ended September 30, 2012.  The decrease in gross margin loss was primarily attributable to the increase in consulting revenue and a decrease in consulting expenses from a decrease in headcount and reduced travel expense.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the nine months ended September 30, 2013 decreased by approximately $322,000, or 22.0%, from $1,461,000 to $1,139,000 as compared with the nine months ended September 30, 2012.  The decrease is primarily attributable to lower headcount, a decrease in commissions from lower sales and lower trade shows expense.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $94,000, or 8.5%, from $1,111,000 to $1,017,000 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in costs is primarily due to lower headcount and a decrease in travel expenses partially offset by an increase in outside professional services.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the nine months ended September 30, 2013 decreased by approximately $246,000, or 23.1%, from $1,063,000 to $817,000 as compared to the nine months ended September 30, 2012.  The decrease is primarily attributable to a decrease in professional service expenses.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the loss in the first nine months of 2013 and gain in the first nine months of 2012. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Income (Loss).  The Company recorded net loss of $2,542,000 for the nine months ended September 30, 2013 as compared to net income of $370,000 for the nine months ended September 30, 2012. The decrease is primarily due to a $3,917,000 decrease in software product revenue over the prior period primarily as a result of two significant enterprise license sales in fiscal 2012.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $34,000 at September 30, 2013 from $69,000 at December 31, 2012, a decrease of $35,000.

Net cash generated/used in Operating Activities.  Cash used in operations for the nine months ended September 30, 2013 was $1,537,000 compared to cash generated by operations of $282,000 for the nine months ended September 30, 2012.  Cash used in operations for the nine months ended September 30, 2013 was primarily due to the loss from operations of $2,542,000 and a decrease in deferred revenue of $666,000, partially offset by depreciation and amortization of $49,000, stock compensation of $69,000, stock issuance for consulting services of $35,000, a decrease in accounts receivable of $1,153,000, a decrease in prepaid expenses of $174,000, and an increase in accounts payable and accrued expenses of $191,000.

Net cash used in Investing Activities. The Company purchased $7,000 worth of equipment during the nine months ended September 30, 2013 versus $16,000 during the nine months ended September 30, 2012.

Net cash generated/used in Financing Activities.  Net cash generated by financing activities for the nine months ended September 30, 2013 was approximately $1,509,000 as compared with net cash used by financing activities of approximately $441,000 for the nine months ended September 30, 2012.  Cash generated by financing activities for the nine months ended September 30, 2013 was comprised primarily from cash received from short term borrowings of $1,860,000 and a capital infusion of $65,000 offset by the repayment of $416,000 of short term debt.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2013 with cash on hand from December 31, 2012, the revenue generated in the first nine months of 2013, short term borrowings and a capital infusion.

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

From time to time during 2012 through 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock.  At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $168,000 in interest.  In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  At September 30, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $3,618,000 of principal and $385,000 in interest.

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

The Company has incurred an operating loss of approximately $188,000 for the year ended December 31, 2012, and has a history of operating losses. For the nine months ended September 30, 2013, the Company incurred losses of $2,542,000 and had a working capital deficiency of $10,094,000 as of September 30, 2013. The Company retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and received notification of additional forgiveness of liabilities of $598,000 during 2012.  Management feels that the Company has repositioned itself in the marketplace. The creation of Cicero Edge as a product in the enterprise mobility space has opened new opportunities in the financial services, insurance, healthcare and government industries where workers are becoming un-tethered from their desktops. Enterprise software sales are typically the result of a long sales cycle. In an effort to shorten that sales cycle, the Company has promoted its Discovery product which is a lightweight tool for both business and IT to use to determine how work happens at the desktop.  Discovery can capture data and generate reports that will point out bottlenecks in processes where automations or composites are called for.  Those actions would involve the use of the Company’s XM Product.   The Company anticipates an improvement in this regard based upon current discussions with active customers and prospects.  However, should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.

Based in that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In August 2013, the Company issued warrants to an existing note holder in connection with a modification of their existing note where certain modifications occurred including the extension of the maturity date. These warrants grant the note holder the right to purchase 25,000 shares of the Company’s common stock at a strike price of $0.10 per share.  The warrants have a term of five years.  These warrants were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

Date: November 14, 2013	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer