Form 10-K
period 2013-12-31
CICERO INC
filed 2014-03-31
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐    Accelerated filer ☐    Non - accelerated filer ☐    Smaller reporting company ☑

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $4,384,699 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 85,806,247 shares of Common Stock outstanding as of March 24, 2014.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

PART I

Item 1.    Business

Overview

Cicero, Inc. (the “Company”) provides desktop activity intelligence and improvement software that enables companies to monitor people, processes, and technology, to identify areas for improvement, and to implement change using existing technologies. The Company provides an innovative and unique combination of application and process integration, automation, presentation and desktop analytics capabilities, all without changes to the underlying applications or requiring costly development expenditures. The Company’s software collects activity and application performance data and track business objects across time and multiple users, as well as measures against defined expected business process flow, for either analysis or to feed a third party application.  The Company’s software also addresses the emerging need for companies' information systems by securely presenting relevant information in an intuitive manner on desktops. In addition to software solutions, the Company also provides technical support, training and consulting services as part of its commitment to providing customers with industry-leading solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest Fortune 500 corporations worldwide.

The Company focuses on the activity intelligence and customer experience management market with emphasis on desktop analytics and business process automation with its Cicero Discovery™ and Cicero XM® products, respectively.

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

Cicero XM delivers a unified smart desktop solution for enterprise contact center and back office employees.  Leveraging existing IT investments Cicero XM integrates applications, automates workflow, guides the employee (presentation, scripts, etc.) and provides control and adaptability in a Smart Desktop.

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

The Company provides an integrated toolkit for each product that provides an intuitive configuration and development environment, which simplifies the process of deploying solutions to the enterprise. The Company provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. In addition, the Company’s software solutions can streamline end-user tasks by providing a single, seamless user interface for simple access to multiple systems or be configured to display one or more composite applications to enhance productivity either on the desktop. Our technology enables automatic information sharing among line-of-business applications and tools. It is ideal for deployment in organizations that need to provide access to enterprise applications on desktops to improve business performance, the user experience, and customer satisfaction. By integrating diverse applications across multiple operating systems, automating business processes and delivering a better user experience, the Company’s products are ideal for the financial services, insurance, healthcare,  governmental and other industries requiring a cost-effective, proven business performance and user experience management solution for enterprise desktops.

Some of the companies that have implemented or are implementing the Company’s software solutions include Merrill Lynch, & Co., Inc., Nationwide Financial Services, First Tennessee Bank, Assurant, JP Morgan Chase, Convergys, and UBS. We have also sold our products to healthcare, banking, and government users.

Cicero Inc. was incorporated in New York in 1988 as Level 8 Systems, Inc. and re-incorporated in Delaware in 1999. Our principal executive offices are located at 8000 Regency Parkway, Suite 542, Cary, NC 27518 and our telephone number is (919) 380-5000. Our web site is www.ciceroinc.com.

Products

The Company’s software products deliver desktop activity intelligence and improvement capabilities to improve business performance. All of our products - Cicero Discovery and Cicero XM - leverage existing technologies by securely monitoring activities and presenting relevant information in an intuitive manner, improving business processes and the user experience.

Cicero Discovery™

Cicero Discovery is a software solution that provides companies operational visibility into how their enterprise desktops are being used and performing to identify areas for process improvement and cost reduction. Cicero Discovery collects activity and application performance data and tracks business objects across time and across multiple users, as well as measures against a defined "expected" business process flow, either for analysis or to feed a third party application. Cicero Discovery is invisible to the end user – it gathers data about what they do, what applications they run, how those applications are used, the health of their computer and the type of data they are working on that the company is interested in.  These data are collected and stored centrally and can be tracked in real-time or via deferred processing.

Companies are using Cicero Discovery to:

●	Monitor for potential business rule, compliance, fraud, and company policy issues.

●	Identify inconsistent workflow or missing steps in given processes.

●	Publish configured events to stop and start call recording software (or any other purpose).

●	Identify the step(s) in any or all processes an object (an account, claim, product, etc.) has been through and also what the latest step was and the current step in process.

●	Define an “anticipated” sequence for a process and report the events as they happen regardless of order.

●	Distinguish the differences between top and bottom performers.

●	Pinpoint repetitive and manual tasks that could be automated.

●	Capture where and when data are cut or copied from applications.

●	Identify if employees are navigating several screens (clicking, alt + tab) to complete tasks.

●	Capture, analyze, and focus on key performance indicators and metrics.

●	Supply desktop activity data to third-party enterprise analysis and reporting applications (e.g., BI, BAM, BPM, WFM/WFO, Speech Analytics, Call Recording, etc.).

●	Improve application usage and better focus/leverage IT investments.

Cicero XM®

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

Services

We provide a full spectrum of technical support, training and consulting services across all of our products as part of our commitment to providing our customers industry-leading business integration solutions.  Our services organization is staffed with experts in the field of systems integration having backgrounds in development, consulting, and business process reengineering.  In addition, our services professionals have substantial industry specific backgrounds with extraordinary depth in our focus marketplaces of financial services, contact centers, and the back office.

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

Our customers are using our solutions to rapidly deploy applications. Some examples of customers' uses of our products include:

●
A Regional Bank - A large U.S. regional bank selected Cicero XM software to provide intelligent unified desktop solutions for their customer service operations and throughout their enterprise. Leveraging existing applications, the new solution captures desktop activities, automates processes, provides user guidance, and displays composite views of information to improve user productivity and the customer experience.

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

●
An insurance company – Information technology and Cicero professionals created a Cicero desktop solution which integrated computer telephony integration, key business systems and numerous secondary applications in use in the contact centers and elsewhere within the organization.  Using Cicero, the contact center agents now use a central, integrated dashboard to navigate between applications, with key information (like customer and policy numbers) passed automatically between applications.

Other customers are systems integrators, which use our software to develop integration solutions for their customers.

Merrill Lynch/Bank of America, JP Morgan Chase, and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2013.  Convergys, Inc., Merrill Lynch/Bank of America and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2012.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into technology partnerships for integrated business solutions with  KnoahSoft, Monet Software, Co-nexus, Pipkins, and Voice Print International.    In addition, we have entered into strategic partnerships with eg solutions and Convergys.  These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

Marketing

The target market for our products and services are in the financial services, insurance, and healthcare industries, as well as users in the intelligence, security and law enforcement communities and other governmental organizations. Increasing competitiveness and consolidation is driving companies in such businesses to increase the efficiency, improve the user experience and improve the quality of their customer contact centers. As a result, companies are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

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

Research and Product Development

We incurred research and development expense of approximately $1,272,000 and $1,476,000 in 2013 and 2012, respectively.

Since Cicero Discovery and Cicero XM are relatively new products in a relatively untapped market, it is imperative to constantly enhance the features and functionality of these products.  Our budget for research and development is based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

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

The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services can compete favorably, we may not be able to increase our competitive position against current and potential competitors. In addition, many companies choose to deploy their own information technology personnel or utilize system developers to write new code or rewrite existing applications in an effort to deploy solutions to desktops. As a result, prospective customers may decide against purchasing and implementing externally developed and produced solutions such as ours.

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

Our product competes directly with other contact center solutions offered by OpenSpan, Jacada, Verint, and NICE.  We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

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

Employees

As of December 31, 2013, we employed 25 full time employees.  Our employees are not represented by a union or a collective bargaining agreement.

Available Information

Our web address is www.ciceroinc.com.  We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Also, the public may read and copy such material at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission also maintains an internet site that contains reports, proxy and information statements, and other information at www.sec.gov.

Forward Looking and Cautionary Statements

Certain statements contained in this Annual Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). We may also make forward looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders, in press releases and in other public statements. In addition, our representatives may from time to time make oral forward looking statements. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in our filings with the Securities and Exchange Commission and in materials incorporated therein by reference: our future success depends on the market acceptance of our products and successful execution of the strategic direction; general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; an unexpected revenue shortfall may adversely affect our business because our expenses are largely fixed; our quarterly operating results may vary significantly because we are not able to accurately predict the amount and timing of individual sales and this may adversely impact our stock price; trends in sales of our products and general economic conditions may affect investors' expectations regarding our financial performance and may adversely affect our stock price; our future results may depend upon the continued growth and business use of the Internet; we may lose market share and be required to reduce prices as a result of competition from our existing competitors, other vendors and information systems departments of customers; we may not have the ability to recruit, train and retain qualified personnel; rapid technological change could render the Company's products obsolete; loss of any one of our major customers could adversely affect our business; our products may contain undetected software errors, which could adversely affect our business; because our technology is complex, we may be exposed to liability claims; we may be unable to enforce or defend our ownership and use of proprietary technology; because we are a technology company, our common stock may be subject to erratic price fluctuations; and we may not have sufficient liquidity and capital resources to meet changing business conditions.

Item 1A. Risk Factors

We have a history of losses and there are no assurances that such losses may not continue.

We experienced operating losses and net losses for each of the years from 2000 through 2013. We incurred a net loss of $0.2 million for 2012 and $3.2 million for 2013.  As of December 31, 2013, we had a working capital deficit of $5.3 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.   If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 31, 2014 on our consolidated financial statements for the period ended December 31, 2013 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our recurring losses from operations and working capital deficit. Our ability to continue as a going concern will be determined by our ability to secure customer contracts that will drive sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We depend on an acceptance of our products for ongoing revenue.

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2013, the Company had a working capital deficiency of $5.3 million. In order to generate sufficient revenues to sustain its operations, the Company will need to attract more accounts in the near future.

Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue.

Our ability to generate revenue depends on the overall demand for customer experience management software and services and a recently introduced product within the enterprise mobilitymarket. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for customer experience management in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger transactions. Those situations may cause a decrease in our revenue. A decrease in demand for our software and services caused, in part, by a weakening of the economy, may result in a decrease in our revenue rates.

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

Furthermore, licensing fees for Cicero XM are significant and each sale can or will account for a large percentage of our revenue and a single sale may have a significant impact on the results of a quarter. In addition, the substantial commitment of executive time and financial resources that have historically been required in connection with a customer’s decision to purchase our software increases the risk of quarter-to-quarter fluctuations. Our software sales require a significant commitment of time and financial resources because it is an enterprise product. Typically, the purchase of our products involves a significant technical evaluation by the customer and the delays frequently associated with customers’ internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months. It also subjects the sales cycle for our products to a number of significant risks, including our customers’ budgetary constraints and internal acceptance reviews. The length of our sales cycle may vary substantially from customer to customer.

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

Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero Discovery and Cicero XM.

Cicero Discovery is designed to provide a unique way for an enterprise to understand what is truly happening on their users’ desktops. To effectively penetrate the market for solutions to this problem, Cicero Discovery will compete with traditional quality assurance and desktop analytic solutions that attempt to solve this business problem. Quality assurance and desktop analytic solutions are currently sold and marketed by companies such as OpenSpan and Verint. There can be no assurance that our potential customers will determine that Cicero Discovery’s methodology is superior to solutions provided by the competitors described above in addressing this business problem. Moreover, the information systems departments of our target customers, large financial institutions, are large and may elect to attempt to internally develop an internal solution to this business problem rather than to purchase the Cicero Discovery product.

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

Accordingly, we may not be able to provide products and services that compare favorably with the products and services of our competitors or the internally developed solutions of our customers. These competitive pressures could delay or prevent adoption of Cicero Discovery or Cicero XM or require us to reduce the price of our products, either of which could have a material adverse effect on our business, operating results and financial condition.

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

The reputation of our software may be damaged and we may face a loss of revenue if our software products fail to perform as intended or contain significant defects.

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

Our business may be adversely impacted by cyber security breach.

Third parties may attempt to fraudulently induce employees or customers to disclose sensitive information such as user names, passwords, or other information in order to gain access to our data, which could result in significant legal and financial exposure and a loss of confidence in the security of our service that would harm our future business prospects. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Our corporate headquarters and administrative functions are based in offices of approximately 5,038 square feet in our Cary, North Carolina office pursuant to a lease which expires in 2014.  The Company is currently in negotiations to renew the lease.  We also believe that our present facilities are suitable for continuing our existing and planned operations.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007, we formally changed our name to Cicero Inc. and now trade under the ticker CICN.  The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2013 and 2012.

	2013		2012
Quarter	High	Low	High	Low
First	$0.10	$0.05	$0.19	$0.05
Second	$0.06	$0.05	$0.19	$0.14
Third	$0.06	$0.03	$0.15	$0.08
Fourth	$0.04	$0.01	$0.09	$0.04

The closing price of the common stock on March 24, 2014 was $0.04 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.   As of March 24, 2014, we had 209 registered stockholders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2013, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan, the Level 8 Systems, Inc. 1997 Stock Option Incentive Plan, the 1995 Non-Qualified Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	3,396,210	$0.31	1,111,090
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

The Software product segment is comprised of the Cicero Discovery and Cicero XM products.  Cicero Discovery delivers desktop analytics and reporting for the enterprise.  Cicero Discovery collects activity and application performance data and tracks business objects across time and across multiple users as well as measures against a defined "expected" business process flow, either for analysis or to feed a third party application.  Cicero XM enables businesses to transform human interaction across the enterprise. Cicero XM enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero XM automates up and down-stream process flows, enforcing compliance and optimizing handle time and provides a task-oriented desktop, reducing training time and enabling delivery of best in class service. Cicero XM captures real-time information about each interaction, guiding the business user through an activity and capturing usage data to spot trends and forecast problems before they occur.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Years Ended December 31,
	2013	2012
Revenue:
Software	5.7%	67.7%
Maintenance	65.7%	22.2%
Services	28.6%	10.1%
Total	100.0%	100.0%

Cost of revenue:
Software	1.3%	11.7%
Maintenance	5.0%	2.4%
Services	44.0%	16.3%
Total	50.3%	30.4%

Gross margin	49.7%	69.6%

Operating expenses:
Sales and marketing	64.9%	31.6%
Research and product development	58.0%	24.6%
General and administrative	48.1%	15.8%
Total	171.1%	72.1%

Loss from operations	(121.4)%	(2.5)%
Other income/(expense), net	(24.9)%	(0.6)%
Net loss	(146.3)%	(3.1)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2013	2012
United States	100%	100%

 Years Ended December 31, 2013 and 2012

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

Total revenues for the year ended December 31, 2013 decreased 63.4% or $3,805,000 from $5,997,000 in 2012 to $2,192,000 in 2013. The decrease in revenues in 2013 is due primarily to the decrease in revenue in software sales due to two significant enterprise license sales in fiscal 2012 partially offset by an increase in maintenance and consulting revenue.

Software Products. Software products revenue for the year ended December 31, 2013 decreased 96.9% or $3,937,000 from $4,061,000 in 2012 to $124,000 in 2013.  The decrease in software revenue in 2013 is primarily due to two significant enterprise license sales in fiscal 2012 and no significant software sales in 2013.

The gross margin on software products was 77.4% and 82.7% for the year ended December 31, 2013 and 2012, respectively.  Cost of software is composed primarily of amortization expense related to intangible assets acquired as part of the SOAdesk LLC transaction in January 2010. The decrease in gross margin is primarily due to the decrease in software revenue partially offset by the lower expenses due to the amortization costs of the acquired SOAdesk software being fully amortized as of the first quarter of 2013.

The Company expects to see an increase in software sales coupled with improving margins on software products as Cicero Discovery and Cicero XM gain acceptance in the marketplace. The Company’s expectations are based on its modification of the sales approach with customers and prospects. The Company believes that the entry level product for an enterprise is Discovery which allows companies to measure and then manage. Using data and analytics to drive change in an organization begins with capturing that data. This approach is being embraced by the company’s prospects. In addition, the Company and its products continue to be recognized in the marketplace with technology and partnership awards.

Maintenance.  Maintenance revenues for the year ended December 31, 2013 increased 8.0% or $107,000 from $1,333,000 in 2012 to $1,440,000 in 2013. The increase in maintenance revenue in 2013 is primarily due to a new annual maintenance contract with a major financial services company partially offset by the cancellation of two other maintenance contracts.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 92.4% and 89.1% for 2013 and 2012, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero Discovery and Cicero XM products. The cost of maintenance should increase slightly.

Services.  Services revenue for the year ended December 31, 2013 increased 4.1% or $25,000 from $603,000 in 2012 to $628,000 in 2013.   The increase in services revenues in 2013 is primarily attributable to an increase in paid consulting engagements.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was (53.5%) and (62.4%) for fiscal 2013 and 2012, respectively.  The decrease in gross margin loss in 2013 was primarily attributable to the increase in consulting revenue and a decrease in consulting expenses from a decrease in headcount and reduced travel expense.

Services revenues are expected to increase as the Cicero Discovery and Cicero XM products gain acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as industry conference participation and promotional expenses. Sales and marketing expenses decreased 25.0% or $474,000 to $1,423,000 in 2013.  The decrease is primarily attributable to lower headcount, a decrease in commissions from lower sales and lower trade shows expense.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.  Research and development expense decreased 13.8% or $204,000 to $1,272,000 in 2013. The decrease in costs is primarily due to lower headcount and a decrease in travel expenses partially offset by an increase in outside professional services.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses increased 11.2% or $106,000 to $1,055,000 in 2013.  The increase is primarily attributable to an adjustment of accrued legal fees in 2012 partially offset by a decrease in professional service expenses.

General and administrative expenses are expected to remain fairly static going forward.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2013 and 2012. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Charges). Other income (net) decreased $510,000 from other income of $509,000 in 2012 to other loss of $1,000 in 2013.  The decrease is primarily due to income from net debt forgiveness in 2012 of approximately $507,000.

Interest expense decreased $2,000 from $547,000 in 2012 to $545,000 in 2013 due to the decrease in debt obligations incurred by the Company due to the conversion of debt to equity in the first quarter of fiscal 2012 partially offset by the additional debt incurred in fiscal year 2013.

Net Loss. Net loss increased $3,018,000 from a net loss of $188,000 in 2012 to a net loss of $3,206,000 in fiscal 2013.  The increase in loss is primarily due to the decrease in software revenue and a decrease in other income, partially offset by the decrease in operating expenses in fiscal 2013.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $5,000 on December 31, 2013 compared with $69,000 on December 31, 2012, a decrease of $64,000.  The Company incurred a net loss of $3,206,000 for the year ended December 31, 2013 compared to net loss of $188,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for each of the past three years. At December 31, 2013, the Company had a working capital deficiency of $5,330,000.

Operating activities utilized $2,375,000 in cash, which was primarily comprised of the loss from operations of $3,206,000 and a decrease of $7,000 in deferred revenue.  This was offset by non-cash charges for depreciation of $27,000 and amortization of $28,000, stock compensation expense of $92,000, stock issuance for outside consulting services of $35,000, a decrease in trade receivable of $122,000, a decrease in prepaid expenses of $81,000, and an increase of trade payables and other accruals of $453,000.

The Company utilized approximately $9,000 in cash in the purchase of updating the Company’s network and computer equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2013 with cash on hand from December 31, 2012, the revenue generated in fiscal 2013 as well as through the use of proceeds from other short term borrowings in the amount of $2,255,000, net of repayments.

In December 2012, the Company had stock subscription of 10,200,000 shares of its common stock at a price of $0.05 per share.  This was part of an offering in a private investment in the Company’s common stock. The stock subscription was made up of $186,132 of cash from private investors, the extinguishment of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share.  The warrants expire in five years.  2,040,000 warrants were issued to these investors. In 2013, an additional investment in the offering was made up of $60,000 of cash from private investors and the exchange of $15,000 of short term debt and the extinguishment of $2,012 of interest on a note with one of the private investors for 1,640,241 shares of the Company’s common stock and 328,048 warrants. In March 2013, the offering was officially closed and the Company issued 11,840,241 common shares in exchange for $592,012.

From time to time during 2012 through 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock.  At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $148,000 in interest.  In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015.

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

Although the Company has incurred an operating loss of approximately $3,206,000 for the year ended December 31, 2013, and has a history of operating losses, management believes that its repositioned strategy of leading with its Discovery product to measure how work happens and then follow with its integration capabilities through its XM product will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects.  The Company has also retired approximately $1,900,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and has received notification of additional forgiveness of liabilities of $404,000 during 2012.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

● an unsecured convertible note in the aggregate principal amount of $700,000, payable to SOAdesk, with an annual interest rate of 5% and an original maturity date of March 31, 2010.  On March 31, 2010, the maturity date of the unsecured Convertible Note was extended from March 31, 2010 to September 30, 2010 and was secured by shares of the Company’s Series B Preferred Stock (the “Convertible Note”).  At September 30, 2010, the maturity date was extended from September 30, 2010 to March 31, 2011.  Through a series of amendments, the maturity date was extended to April 1, 2013. In March 2014, the maturity date was further extended to June 30, 2015;

●  $525,000, payable in cash to SOAdesk on March 31, 2010 (subsequently converted into a convertible promissory note as stated below);

● an unsecured convertible note in the aggregate principal amount of $1,000,000, due in January 2015, payable to SOAdesk and convertible into shares of the Company’s Common Stock.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock.  At December 31, 2013 the Company was indebted to SOAdesk under this note in the amount of $700,000 in principal and $172,000 in interest; and

● certain earn-out contingencies of $2,410,000 based on product and enterprise revenue performance targets being met.

The terms of the Asset Purchase Agreement were amended on March 31, 2010, and the Company issued a $525,000 convertible promissory note to SOAdesk in lieu of the $525,000 payment. This note, carried an annual interest rate of 5%, was convertible into shares of the Company’s Series B Preferred Stock at the holder’s option and originally matured on June 30, 2010.  The Company paid principal in the amount of $100,000 in April 2010.  On June 30, 2010, the convertible note was amended to extend the maturity date from June 30, 2010 to September 30, 2010.  As of September 30, 2010, the convertible note was further amended to extend the maturity date from September 30, 2010 to March 31, 2011.  The Company paid principal in the amount of $4,000 in May 2011.  In March 2011, the Company and SOAdesk LLC agreed to extend the maturity date until March 31, 2012 and the Company issued a five-year warrant to SOAdesk to purchase up to 100,000 shares of its common stock at an exercise price of $0.08 per share.  In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company determined the embedded conversion option is beneficial and has intrinsic value to the holder.  The total debt discount to be recognized was $175,000 and the Company had reduced the note by that amount and increased Additional Paid in Capital by the same amount. As of December 31, 2010, the Company had fully amortized the debt discount of $175,000 in the statement of operations.  In April 2012, the Company paid this note in full.

The Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Such payments are payable quarterly during the eighteen month period over which the performance targets are being measured. The earn-out award is to be calculated, subject to adjustment, based upon the cumulative effect of achieved revenue performance targets during the applicable earn-out period.  The obligation was determined by management after consultation with an independent appraiser using the income approach methodology analyzing the Company’s discounted cash flow and management’s input on probability of attaining the different revenue performance targets.  As of March 31, 2011, the Company had determined that the earn-out targets originally recorded as part of the acquisition will not be completely met.  The Company has therefore recorded a gain of $517,000 in the first quarter of 2011, in addition to the $1,050,000 gain recorded in the fourth quarter of 2010, in the statement of operations from the reversal of part of the earn-out accrual.  The earn-out earned through July 31, 2011 of $843,000 is included in the accounts payable balance at December 31, 2013 and 2012, respectively.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements. We have no unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Critical Accounting Policies

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

We consider the most significant accounting policies and estimates in our financial statements to be those surrounding: (1) revenue recognition; (2) allowance for doubtful trade accounts receivable; (3) goodwill; (4) capitalization and valuation of software product technology; and (5) valuation of deferred tax assets.  These accounting policies, the basis for any estimates and potential impact to our Consolidated Financial Statements, should any of the estimates change, are further described as follows:

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

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future.  At December 31, 2013, we had a valuation allowance of $63,448,000 against $63,448,000 of gross deferred tax assets.  We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2013, the Company has net operating loss carryforwards of approximately $154,858,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2014 and 2033.

Recent Accounting Pronouncements:

None applicable.

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

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	72	Director and Chairman
John Broderick	64	Director and Chief Executive Officer/Chief Financial Officer
Antony Castagno	46	Director and Chief Technology Officer
Mark Landis	72	Director
Bruce W. Hasenyager	72	Director
Jay R. Kingley	53	Director
Charles B. Porciello	78	Director
Bruce D. Miller	63	Director
John W. Atherton	71	Director
Don Peppers	63	Director

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

John P. Broderick
Director since July 2005.

Mr. Broderick is currently the Chief Executive Officer and Chief Financial Officer of the Company and is also a director. Mr. Broderick has served as the Chief Executive Officer of the Company since June 2005, as the Chief Financial Officer of the Company since April 2001, and as Corporate Secretary since August 2001. Prior to joining our Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as Chief Financial Officer and Senior Vice President of North American Operations for Programmer's Paradise, a publicly held international software marketer.  Mr. Broderick received his B.S. in accounting from Villanova University.  We believe Mr. Broderick’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of day to day leadership as our Chief Executive Officer.

Antony Castagno
Director since March 2010.

Mr. Castagno has been the Chief Technology Officer of the Company since January 2010 and a director since March 2010.  Mr. Castagno brings over 20 years of leadership and technology experience to Cicero and is responsible for the technology vision and execution for Cicero’s customer experience software. Prior to joining Cicero in January 2010, Mr. Castagno was the Chief Executive Officer of SOAdesk LLC, which pioneered the Intelligent Agent Desktop and Customer Interaction Management space. From 2005 to 2007, Mr. Castagno was the co-founder and Chief Technology Officer for OpenSpan, where he led the development of client side integration. Mr. Castagno graduated from the United States Military Academy at West Point in 1989 with a BS in Computer Science. Over the course of Mr. Castagno’s career, he has held leadership and technology positions with Deloitte, Verifone, ADP, Personic and was the founder of Vertical Thought an Atlanta-based technology incubator.  We believe Mr. Castagno’s qualifications to serve on our Board of Directors include his experience as Chief Executive Officer of SOAdesk, LLC.

Mark Landis
Director since July 2005.

Mr. Landis has been a director of the Company since July 2005.  Mr. Landis is the Managing Member of Catalyst Partners, a family investment vehicle created in 1995. From 2003 to 2005 he was Executive in Residence of The Jordan Company, a private equity firm based in New York City.  In 2003 Mr. Landis retired from being President of the North American Security Division of Siemens Building Technologies, Inc., (SBT) having been Chief Executive Officer of Security Technologies Group, Inc. (STG) which was acquired by Siemens in 2001.  Mr. Landis earned his B.A. from Cornell University and his Jurist Doctorate from the University of Pennsylvania.  Mr. Landis received his CPCU - Chartered Property and Casualty Underwriter from the American Institute for Property and Liability Underwriters.  We believe Mr. Landis’ qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

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

Jay R. Kingley
Director since November 2002.

Mr. Kingley has been a director of the Company since November 2002.  Mr. Kingley is currently the Chief Executive Officer of Innocution Partners, LLC, a consultancy that focuses on helping companies monetize creativity through innovation and disciplined execution and Chairman of Kingley Institute LLC, a medical wellness company. Prior to that, Mr. Kingley has served as CEO of Warren Partners, LLC, a software development and consultancy company. Mr. Kingley was Managing Director of a business development function of Zurich Financial Services Group from 1999-2001.  Prior to joining Zurich Financial Services Group, Mr. Kingley was Vice President of Diamond Technology Partners, Inc., a management-consulting firm.  We believe Mr. Kingley’s qualifications to serve on our Board of Directors include his experience as Chief Executive Officer of  a software development and consultancy company.

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

Bruce D. Miller
Director since July 2005.

Mr. Miller has been a director of the Company since July 2005.  Mr. Miller has been a General Partner of Delphi Partners, Ltd. a privately-owned investment partnership since 1989.  He is the treasurer and a director of American Season Corporation.  Mr. Miller is a board member of Cape Air/Nantucket Airlines, Inc.  Mr. Miller is a trustee of the Egan Maritime Foundation and is involved in other non-profit activities.  Mr. Miller received his B.S. in Finance from Lehigh University and subsequently earned an M.B.A. from Lehigh.  We believe Mr. Miller’s qualifications to serve on our Board of Directors include his experience as General Partner of a privately owned investment partnership.

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

Don Peppers
Director since June 2007.

Mr. Peppers has been a director since June 20, 2007.  Mr. Peppers formed Marketing 1:1, Inc. in January 1992 which became Peppers & Rogers Group, a customer-centered management consulting firm with offices located in the United States, Europe, the Middle East, Latin America and South Africa.  He has written or co-authored ten books on marketing, sales, and customer relationships issues.  Peppers & Rogers Group is now a unit of TeleTech Holdings (TTEC), a business process outsourcer based in Denver, Colorado.From October 1990 to January 1992, Mr. Peppers was the Chief Executive Officer of Perkins/Butler Direct Marketing, a top-20 U.S.-direct-marketing agency.  Prior to marketing and advertising, he worked as an economist in the oil business and as the director of accounting for a regional airline. Mr. Peppers holds a Bachelor's Degree in astronautical engineering from the U.S. Air Force Academy, and a Master's Degree in public affairs from Princeton University's Woodrow Wilson School.  We believe Mr. Pepper’s qualifications to serve on our Board of Directors include his years of experience providing strategic advisory services to organizations.

There are no family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2013. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of The NASDAQ Stock Market’s listing standards. Mr. John W. Atherton was designated the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K due to his experience as a Chief Financial Officer of a public company.

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

Item 11. Executive Compensation.

Compensation Committee Membership and Organization

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. Its duties include:

●	Setting the total compensation of our Chief Executive Officer and evaluating his performance based on corporate goals and objectives;

●	Reviewing and approving the Chief Executive Officer’s decisions relevant to the total compensation of the Company’s other executive officer;

●	Making recommendations to the Board of Directors with respect to equity-based plans in order to allow us to attract and retain qualified personnel; and

●	Reviewing director compensation levels and practices, and recommending, from time to time, changes in such compensation levels and practices of the Board of Directors.

The members of the Compensation Committee are Messrs. Kingley and Porciello. None of the current members of the Compensation Committee has served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. Mr. Porciello is the former Chief Executive Officer of Pilar Services Inc., a reseller partner.  We recognized no revenue with Pilar Services Inc. during 2013 and 2012.  There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

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

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2013.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our executive officers’ incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. We believe that these metrics also correlate to stockholder value and individual performance. Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2013 and 2012 and our Chief Technology Officer achieved a non-equity bonus of $45,372 in 2013.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2014.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan under which grants may be made, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards; at December 31, 2013, 1,111,090 shares were available for future option grants and awards. The Company’s previous equity-based compensation plan, entitled Level 8 Systems 1997 Employee Stock Option Plan, expired during fiscal 2007. There are 6,100 options outstanding under that plan.

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

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.  During fiscal 2013, the Company granted options to purchase 25,000 shares to employees.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal year 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards (1)	Non- Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
John P. Broderick	2013	$175,000	--	$25,000	$5,627	$205,627
Chief Executive Officer,	2012	$175,000	75,000	$25,000	$6,462	$281,462
Chief Financial Officer,
Corporate Secretary

Antony Castagno	2013	$150,000	--	$45,372	$6,289	$201,661
Chief Technology Officer	2012	$150,000	--	--	$5,792	$155,792

(1)
In November 2012, the Company issued Mr. Broderick a restricted stock award in the amount of 1,500,000 shares which will vest to him upon termination or a change of control. The Company valued the restricted stock award at the fair market value on the date of the award and is amortizing the total expense of $75,000 over the assumed life of two years.

(2)
Non-equity incentive plan compensation for Mr. Broderick includes a bonus for certain revenue transactions earned during fiscal year ended December 31, 2013 and 2012.  The revenue transaction was the acceptance of the first contract greater than $300,000 for each fiscal year. Non-equity incentive plan compensation for Mr. Castagno includes a bonus for any revenues in excess of his base salary when engaged in consulting services on behalf of the Company.

(3)
Other compensation includes the Company’s portion of major medical insurance premiums and long term disability premiums for named executives during fiscal year ended December 31, 2013 and 2012, respectively.

Grants of Plan Based Awards

The Company did not award any stock options to the named executives during fiscal 2013 and 2012.  The Company did not award any stock appreciation rights (“SARs”) during fiscal 2013 and 2012.

The following table presents the number and values of exercisable options as of December 31, 2013 by the named executive.

Outstanding Equity Awards at December 31, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)		Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
John P. Broderick	5,000	(1)	--	$31.00	02/18/2014
	549,360	(2)	--	$0.51	08/17/2017
	75,000	(3)	--	$0.09	08/20/2020
						549,630	(4)	$10,993
						1,500,000	(5)	$30,000
Antony Castagno	75,000	(3)	--	$0.09	08/20/2020

(1)	These options were granted on February 18, 2004. This stock option vested and became exercisable in three equal annual installments with the first installment vesting on February 18, 2004.

(2)	These options were granted on August 17, 2007. This stock option vests in three equal installments with the first installment vesting on August 17, 2007.

(3)	These options were granted on August 20, 2010. This stock option vests in three equal installments with the first installment vesting on August 20, 2010.

(4)	These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.

(5)
These are restricted stock granted on November 9, 2012.  The shares will vest to him in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control.

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2013. Mr. Broderick and Mr. Castagno have 629,360 and 75,000 outstanding options respectively at December 31, 2013.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2014, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company.  Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2013, we agreed to pay Mr. Castagno an annual base salary of $150,000 and a performance cash bonus of up to $215,000 per annum based upon exceeding certain pre-tax operating net income metrics, as determined by and at the discretion of the Compensation Committee.  If the Company terminates Mr. Castagno’s employment without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over that six (6) month period following termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us,  assist any business in attempting to solicit or divert business from us, solicit or hire any person who was our employee during the employment agreement term, or assist any business in attempting to solicit or hire any person who was our employee during the employment agreement term. During 2013 the Company amended Mr. Castagno’s employment agreement to provide that Mr. Castagno could engage in consulting services on behalf of the Company and would be compensated for any revenues in excess of his base salary as a bonus.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to the named executive officers has been estimated in the table below and assume a termination date of December 31, 2013.  Since all options held by the executives are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2013 and 2012 and accrued salaries for fiscal 2013 that had not been paid in fiscal 2013.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$40,993	$44,792	$85,785
Disability	--	40,993	44,792	85,785
Involuntary termination without cause	175,000	40,993	44,792	260,785
Change in Control	175,000	40,993	44,792	260,785
Antony Castagno
Death	$--	$--	$36,987	$36,987
Disability	--	--	36,987	36,987
Involuntary termination without cause	75,000	--	36,987	111,987
Change in Control	--	--	36,987	111,987

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Stock Option Plan

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock that may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. During fiscal 2013, the Company granted options to purchase 25,000 shares to its employees; however no grants were awarded to our named executive officers during fiscal 2013 and 2012.

Director Compensation

No cash or non-cash compensation was paid during fiscal 2013 by us to our non-employee directors who served during fiscal 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of February 28, 2014 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 85,806,247 common shares, 1,541.618 Series A1 preferred shares and 10,400 Series B preferred shares outstanding as of February 28, 2014.   Beneficial ownership is determined in accordance with Rule 13-3(d) promulgated by the SEC under the Securities Exchange Act of 1934.  Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class	No. of Series A1 Shares	% of Class	No. of Series B Shares	% of Class	% of Combined Classes
John L. Steffens (1)	35,518,814	39.9%	14.832	1.0%	6,400.00	61.5%	43.9	% (2)
Jonathan Gallen (3)	9,699,840	11.2%	--	*	1,667.00	16.0%	12.9	% (4)
Mark and Carolyn P. Landis (5)	3,783,717	4.4%	1,326.136	86.0%	--	*	5.9	% (6)
SOAdesk LLC	5,357,713	6.2%	--	*	5,811.32	35.8%	12.2	% (7)
Bruce Miller	2,892,655	3.4%	--	*	--	*	3.4	% (8)
Don Peppers	2,127,512	2.5%	--	*	1,333.33	12.8%	3.9	% (9)
John P. Broderick	2,681,968	3.0%	--	*	--	*	3.0	% (10)
John W. Atherton	166,784	*	--	*	--	*	*	(11)
Bruce W. Hasenyager	50,652	*	--	*	--	*	*	(12)
Charles Porciello	98,286	*	--	*	--	*	*	(13)
Antony Castagno	75,000	*	--	*	--	*	*	(14)
Jay R. Kingley	19,000	*	--	*	--	*	*	(15)
Scott Lustgarten	1,643,934	1.9%	--	*	1,000.00	9.6%	3.0	(16)
All current directors and executive officers as a group (10 persons)	47,414,388	51.2%	1,340.968	87.0%	7,733.33	74.4%	55.6	%(17)

*	Represents less than one percent of the outstanding shares.

1.	The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.

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

7.
Includes 2,000,000 shares of common stock, 3,257,713 shares of common stock issuable upon conversion of one-half of the principal and accumulated interest of a $700,000 convertible promissory note and 5,811,320 common shares issuable upon the conversion of the Series B Convertible Preferred Stock issuable upon conversion of a convertible promissory note in the principal amount of $700,000 and accumulated interest of $172,000.

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

10.
Includes 3,248 shares of common stock.  629,360 shares subject to stock options exercisable within sixty (60) days and 2,049,360 shares of restricted stock that is awarded upon termination or change of control.

11.	Includes 148,784 shares of common stock, and 100 shares of common stock held in a self-directed IRA and 18,000 shares subject to stock options.

12.	Consists of 32,652 shares of common stock and 18,000 shares subject to stock options.

13.	Consists of 80,286 shares of common stock and 18,000 shares subject to stock options.

14.	Consists of 75,000 shares subject to stock options.

15.	Consists of 1,000 shares of common stock and 18,000 shares subject to stock options.

16.	Includes 1,634,934 shares of common stock and 1,000,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to acquire 450,000 shares of common stock.

17.	Includes shares issuable upon conversion of shares of preferred stock and exercise of options and warrants as described in above Notes for each director and officer.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Loans from Related Parties

From time to time during 2012 through 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock.  At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $148,000 in interest.  In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2015.

During 2012 and 2013, the Company entered into several short term notes payable with John Broderick, the Chief Executive Office and Chief Financial Officer, for various working capital needs. The notes bear interest at 12% and were unsecured. At December 31, 2013, the Company was indebted to Mr. Broderick in the approximate amount of $6,000 in principal and $428 in interest. No interest was paid in fiscal 2013.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC. For a description of the transactions between the Company and SOAdesk, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – SOAdesk Transaction.  During 2013, the Company entered into a short term note payable with Mr. Castagno for various working capital needs.  The note was non-interest bearing and was unsecured.  At December 31, 2013, the Company was indebted to Mr. Castagno in the approximate amount of $15,000.

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

Item 14.    Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Cherry Bekaert LLP audited our financial statements for the year ended December 31, 2013 and 2012.

Audit Fees

Audit fees include fees for the audit of the Company’s annual financial statements, fees for the review of the Company’s interim financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered to our company for the audit of the Company's annual financial statements for fiscal year 2013 and 2012 (and reviews of quarterly financial statements on Form 10-Q) were $78,750 and $79,000, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. There were no audit-related fees billed by Cherry Bekaert LLP for fiscal year 2013 and audit-related fees billed by Cherry Bekaert LLP for fiscal year 2012 of approximately $4,000.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Cherry Bekaert LLP for these services in 2013 and 2012.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Cherry Bekaert LLP for fiscal year 2013 and 2012.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).

3.3	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).

3.4	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).

3.5	Certificate of Designation relating to Series B Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 20, 2010).

4.1	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.3 to Cicero Inc.’s Form 10-K filed March 31, 2011).

4.4	Form of Investor Warrant Agreement (filed herewith)

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

10.7A	Fifth Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.9A to Level 8’s Form 10-K filed April 2, 2002).*

10.8B	Seventh Amendment to Level 8 Systems Inc. 1997 Stock Option Plan (incorporated by reference to exhibit 10.14 B to Level 8’s Form 10-K, filed March 31, 2004).*

10.1	Cicero Inc. 2007 Employee Stock Option Plan (incorporated by reference to exhibit 10.22 to Cicero Inc.’s Form 10-K filed March 31, 2008).

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

10.2
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

10.22	Form of Short Term Secured Promissory Note of Cicero Inc. among Cicero Inc. and John Broderick (filed herewith).

10.23	Source Code License Agreement between Cicero Inc. and Convergys Customer Management Group Inc. (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.9
Lease Agreement for Cary, N.C. offices, dated July 21, 2010, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.9 to Cicero Inc.’s Form 10-K filed March 31, 2011).

10.24	Form of Short Term Promissory Note of Cicero Inc. among Cicero Inc. and John L. Steffens (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.25	Form of Short Term Promissory Note of Cicero Inc. among Cicero Inc. and Antony Castagno (filed herewith).

10.26	Amended Employment Agreement between John P. Broderick and the Company effective January 1, 2012 (incorporated by reference to exhibit 10.26 to Cicero Inc., Form 10-K filed April 15, 2013)

10.27	Registration Rights Agreement, dated as of March 20, 2013, by and among Cicero Inc. and the Purchasers thereto (filed herewith)

10.28	Form of Securities Purchase Agreement by and among Cicero, Inc. and the Purchasers thereto (filed herewith)

10.29	Amended Employment Agreement between Antony Castagno and the Company effective July 3, 2013 (filed herewith)

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Cherry Bekaert LLP (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*        Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer
Date: March 31, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date

/s/John L. Steffens	Chairman of the Board	March 31, 2014
John L. Steffens

/s/ John P. Broderick	Chief Executive Officer/Chief Financial Officer	March 31, 2014
John P. Broderick	(Principal Executive and Financial and Accounting Officer)

/s/ Antony Castagno	Chief Technology Officer	March 31, 2014
Antony Castagno

/s/ Mark Landis	Director	March 31, 2014
Mark Landis

/s/ Bruce Hasenyager	Director	March 31, 2014
Bruce Hasenyager

/s/ Jay Kingley	Director	March 31, 2014
Jay Kingley

/s/ Bruce D. Miller	Director	March 31, 2014
Bruce D. Miller

/s/ Charles Porciello	Director	March 31, 2014
Charles Porciello

/s/ John W. Atherton	Director	March 31, 2014
John W. Atherton

/s/ Don Peppers	Director	March 31, 2014
Don Peppers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cicero, Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Cicero Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP
Raleigh, North Carolina
March 31, 2014

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$5	$69
Trade accounts receivable, net	1,125	1,247
Prepaid expenses and other current assets	208	289
Total current assets	1,338	1,605
Property and equipment, net	29	47
Intangible asset, net (Note 4)	--	28
Goodwill (Note 4)	2,832	2,832
Total assets	$4,199	$4,512

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short-term debt (Note 5)	$456	$826
Accounts payable	3,178	2,887
Accrued expenses:
Salaries, wages, and related items	1,235	1,119
Other	417	271
Deferred revenue	1,382	1,389
Total current liabilities	6,668	6,492
Long-term debt (Note 6)	6,134	3,509
Total liabilities	12,802	10,001

Commitments and contingencies (Notes 13 and 14)

Stockholders' deficit:

Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,541.6 shares issued and outstanding at December 31, 2013 and 2012, $500 per share liquidation preference (aggregate liquidation value of $771)	--	--
Series B – 10,400 shares issued and outstanding at December 31, 2013 and 2012, $500 per share liquidation preference (aggregate liquidation value of $5,200)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2013 and 2012; 85,806,247 issued and outstanding at December 31, 2013 and 73,094,286 issued and outstanding at December 31, 2012 (Note 9)	86	73
Common stock - subscribed	--	10
Additional paid-in-capital	237,135	236,919

Accumulated deficit	(245,824)	(242,491)
Total stockholders' deficit	(8,603)	(5,489)
Total liabilities and stockholders' deficit	$4,199	$4,512

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012
Revenue:
Software	$124	$4,061
Maintenance	1,440	1,333
Services	628	603
Total operating revenue	2,192	5,997
Cost of revenue:
Software	28	701
Maintenance	110	145
Services	964	979
Total cost of revenue	1,102	1,825
Gross margin	1,090	4,172
Operating expenses:
Sales and marketing	1,423	1,897
Research and product development	1,272	1,476
General and administrative	1,055	949
Total operating expenses	3,750	4,322
Loss from operations before other income (charges)	(2,660)	(150)
Other income (charges):
Interest expense	(545)	(547)
Other (Note 1)	(1)	509
	(546)	(38)

Net loss	(3,206)	(188)
8% preferred stock Series B dividend	127	127
Net loss applicable to common stockholders	$(3,333)	$(315)

Loss per share – basic and diluted	$(0.04)	$(0.00)

Average shares outstanding – basic and diluted	85,198	67,038

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2011	47,444,524	$47	11,941	--	$232,506	$(242,176)	$(9,623)
Dividend for preferred B stock						(127)	(127)
Beneficial conversion of preferred A stock	1,000						--
Issuance of stock for payment of debt/interest	23,884,429	24			3,560		3,584
Issuance of stock for payment of accrued dividends	1,765,333	2			263		265
Common Stock – Subscription	10,200,000	10			500		510
Options issued as compensation					48		48
Restricted shares issued as compensation					42		42
Net loss						(188)	(188)
Balance at December 31, 2012	83,294,286	$83	11,941	--	$236,919	$(242,491)	$(5,489)
Dividend for preferred B stock						(127)	(127)
Issuance of stock for payment of debt/interest	198,000				10		10
Issuance of stock for external consulting fees	673,720	1			34		35
Issuance of common stock	1,640,241	2			80		82
Options issued as compensation					8		8
Restricted shares issued as compensation					84		84
Net loss						(3,206)	(3,206)
Balance at December 31, 2013	85,806,247	$86	11,941	--	$237,135	$(245,824)	$(8,603)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,206)	$(188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	725
Stock compensation expense	92	90
Stock issuance for external consulting fees	35	--
Bad debt expense	--	18
Gain on forgiveness of debt	--	(598)
Gain on write down of accrued liability	--	(390)
Changes in assets and liabilities:
Trade accounts receivable	122	(404)
Prepaid expenses and other assets	81	123
Accounts payable and accrued expenses	453	354
Deferred revenue	(7)	(222)
Net cash used in operating activities	(2,375)	(492)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(39)
Net cash used in investing activities	(9)	(39)
Cash flows from financing activities:
Issuance of common stock	65	--
Common stock subscription	--	187
Borrowings under short and long-term debt	2,671	1,998
Repayments of short and long-term debt	(416)	(1,769)
Net cash provided by financing activities	2,320	416
Net decrease in cash	(64)	(115)
Cash at beginning of year	69	184
Cash at end of year	$5	$69

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$12	$15
Interest	$19	$263

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-Cash Investing and Financing Activities

2013

During February 2013, the Company converted $10,000 of interest payable to a private lender by issuing 198,000 shares of its common stock.

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

Going Concern and Management Plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $3,206,000 for the year ended December 31, 2013, and has a history of operating losses. Management believes that its repositioned strategy of leading with its Discovery product to measure how work happens and then follow with its integration capabilities through its XM product will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $1988,000 and $2,671,000 and also retired approximately $1,796,000 and $416,000 of debt in 2012 and 2013, respectively. Additionally, the Company converted $3,800,000 of debt into common stock and has received notification of additional forgiveness of liabilities of $404,000 during 2012.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The fair value and carrying amount of long-term debt were as follows:

	December 31,
	2013	2012
Fair Value	$6,110,141	$3,420,397
Carrying Value	$6,134,000	$3,509,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities.  These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine its valuation. There have been no changes to the valuation technique.

Cash:

The Company places substantially all cash with various financial institutions. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2013, the Company did not exceed these insured amounts.

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

Accrued Other:

Accrued other is primarily comprised of accrued dividends of $233,000 and $106,000 at December 31, 2013 and 2012, respectively, and the remaining balance is comprised of accrued auditing, royalty, consulting and other.

Revenue Recognition:

We derive revenue from three sources: license fees, recurring revenue and professional services. Recurring revenue includes software maintenance and support. Maintenance and support consists of technical support. Professional services primarily consists of consulting, implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue, net of taxes collected from customers and remitted to governmental authorities.

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

License Revenue
We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, no significant obligations remain, the fee is fixed or determinable, and collection of the resulting receivable is probable. In software arrangements that include rights to multiple software products and/or services, we use the residual method under which revenue is allocated to the undelivered elements based on vendor-specific objective evidence of the fair value of such undelivered elements. The residual amount of revenue is allocated to the delivered elements and recognized as revenue, assuming all other criteria for revenue recognition have been met. Such undelivered elements in these arrangements typically consist of software maintenance and support, implementation and consulting services.

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

Cost of Revenue:

The primary component of the Company's cost of revenue for its software products is the amortization of software for the assets acquired from SOAdesk in January 2010. (See Note 4)

The primary component of the Company's cost of revenue for maintenance and services is compensation expense.

Advertising Expenses:

The Company expenses advertising costs as incurred.  Advertising expenses were approximately $388,000 and $506,000, for the years ended December 31, 2013 and 2012, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred.  Research and development expenses were approximately $1,272,000 and $1,476,000, for the years ended December 31, 2013 and 2012, respectively.

Other Income/(Charges):

Other income (net) in fiscal 2012 consists primarily of a write off of certain debt forgiveness of $414,000.

Income Taxes:

The Company uses FASB guidance now codified as ASC 740 “Income Taxes” to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is ''more likely than not'' that recorded deferred tax assets will not be realized.  (See Note 8.)

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2013 and 2012, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2013	2012
Stock options	3,396,210	3,921,493
Warrants	6,281,333	5,928,285
Preferred stock	11,941,618	11,941,618
	21,619,161	21,791,396

$127,000 was accrued for dividends on the Series B Preferred Stock in fiscal 2013 and 2012, respectively.  During March 2012, the Company converted $265,000 of accrued dividends into 1,765,333 common shares of the Company.

Stock-Based Compensation:

The Company adopted ASC 718 “Compensation – Stock Compensation”, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company granted 25,000 options in fiscal 2013 at an exercise price of $0.05 per share and recognized approximately $8,000 of stock-based compensation.  The Company granted 70,000 options in fiscal 2012 at exercise prices between $0.05 and $0.19 per share and recognized approximately $48,000 of stock-based compensation.  The Company recognized as stock-based compensation approximately $36,000 in fiscal 2013 and 2012 for the restricted shares issued in 2007 to John Broderick, the Chief Executive Officer.  Additionally, the Company recognized as stock based compensation approximately $48,000 and $6,000 in fiscal 2013 and 2012 for the 1,500,000 restricted shares issued in 2012 to John Broderick.

The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2013	2012
Fair value of common stock	$0.05	$0.14
Expected life (in years)	9.99 years	9.85 years
Expected volatility	169%	186%
Risk free interest rate	0.40%	0.19%
Expected dividend yield	0%	0%

Recent Accounting Pronouncements:

None applicable.

NOTE 2.    ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2013	2012
Current trade accounts receivable	$1,125	$1,247

NOTE 3.    PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2013	2012
Computer equipment	$143	$134
Furniture and fixtures	24	24
Office equipment	35	35
	202	193
Less: accumulated depreciation and amortization	(173)	(146)

	$29	$47

Depreciation and amortization expense of property and equipment was $27,000 and $24,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 4.    INTANGIBLE ASSET, NET AND GOODWILL

The Company accounts for goodwill in accordance ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired of $2,832,000 in connection with the SOAdesk LLC acquisition in 2010. ASC Topic 350 requires that goodwill be tested for impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

Pursuant to recent authoritative accounting guidance, the Company may elect to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through December 31, 2013, no impairment of goodwill has been identified.

The Company’s intangible asset with a finite life in the amount of $2,103,000 is being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense is $28,000 and $701,000 for fiscal 2013 and 2012, respectively. At December 31, 2013, the intangible asset has been fully amortized.

Based upon our annual evaluation testing, we have determined that the implied fair value of goodwill exceeds the carrying value of the goodwill as of December 31, 2013.

NOTE 5.    SHORT-TERM DEBT

Term loan, notes payable, and notes payable to related party consist of the following at December 31 (in thousands):

	2013	2012
Note payable related parties (a)	$21	$3
Notes payable (b)	435	823
	$456	$826

(a)
During 2012 and 2013, the Company entered into various short term notes payable with John Broderick, the Chief Executive Officer and Chief Financial Officer, for various working capital needs. The notes bear interest at 12% and were unsecured. At December 31, 2012, the Company was indebted to Mr. Broderick in the approximate amount of $3,000. No interest was paid in fiscal 2012. At December 31, 2013, the Company was indebted to Mr. Broderick in the approximate amount of $6,000. No interest was paid in fiscal 2013.

During 2013, the Company entered into a short term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note was non-interest bearing and unsecured. At December 31, 2013, the Company was indebted to Mr. Castagno in the approximate amount of $15,000. No interest was paid in fiscal 2013.

(b)
The Company has issued a series of short term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the aggregate amount of $435,000 and $407,000, respectively, as of December 31, 2013, and 2012 bear interest between 10% and 36% per annum.  In March 2012, the Company converted $235,000 of these previously held notes into 1,566,667 shares of Company’s common stock.

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

NOTE 6.    LONG-TERM DEBT

Long-term loan and notes payable consist of the following at December 31 (in thousands):

	2013	2012
Note payable asset purchase agreement (a)	$700	$700
Note payable – related party (b)	4,398	1,773
Other long-term debt (c)	1,036	1,036
	$6,134	$3,509

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended through a series of amendments, the maturity date was extended to June 30, 2015.  At December 31, 2013, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $139,000 in interest.

The note is convertible into shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The Company is obligated to repay any principal of the loan with fifty percent of any gross proceeds of any Series B Preferred capital raised through maturity of the note.  The note is convertible at the holder’s option at any time or at maturity.

(b)
From time to time during 2012 through 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock.  At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $148,000 in interest.  In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  As such this amount has been classified as long term debt as of December 31, 2012.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015. As such this amount has been classified as long term debt.

(c)
In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due January 14, 2015.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock.  At December 31, 2012 the Company was indebted to SOAdesk in the amount of $700,000 of principal and $137,000 in interest.  At December 31, 2013, the Company was indebted to SOAdesk in the amount of $700,000 of principal and $172,000 in interest.

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $301,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2013, the maturity date of the note was extended to April 4, 2014. As such this amount has been reclassified to long term debt at December 31, 2012. In March 2014, the maturity date of the note was extended to June 30, 2015.  As such this amount has been reclassified to long term debt at December 31, 2013.

Scheduled maturities of the above long-term debt are as follows:

Year
2015	$6,134,000

$6,134,000

NOTE 7.   CONVERSION OF DEBT TO EQUITY

On March 30, 2012, the Company entered into agreements with private lenders and investors, and officers, directors and significant shareholders of the Company; including John L. Steffens, the Chairman of the Board of Directors, to convert $3,243,502 of debt and $33,013 of interest into 21,843,429 common shares of the Company’s stock.  The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Pursuant to ASC 470-50, when debt is extinguished by delivering noncash assets owned by the debtor, the gain or loss on the extinguishment should be measured by the difference between the net carrying amount of the debt and the fair value of the noncash assets. Any difference between the fair value and the carrying amount of the noncash assets should be recognized as a gain or loss on transfer. As part of management’s analysis in determining the fair market value, the Company engaged an independent expert to help management determine the fair market value of the Company stock and whether a discount to the price of the stock needed to be applied.  In analysis of historical studies of discounts attributable to trading restrictions as well as analysis from an option pricing model of protective puts of the Company’s stock, the Company determined that a 25% discount to the closing stock price on the day of the transaction would be required to establish fair market value.  The Company calculated an approximately $246,000 gain on the extinguishment of the debt, however, due to the fact that 20,000,000 shares of the transaction were being issued to Mr. Steffens, the Company determined that this was not an arm’s length agreement and as such has recorded the gain through additional paid in capital.

NOTE 8. INCOME TAXES

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

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.  The evaluation was performed for the tax years 2010 through 2012, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2009.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the period for the tax years 2012 and 2013.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2013	2012
Expected income tax benefit at statutory rate (34%)	$(1,090)	$(64)
State taxes, net of federal tax benefit	(192)	(10)
Effect of change in valuation allowance	(9,876)	(9,848)
Non-deductible expenses	4	6
Expiration of net operating loss deductions	11,154	9,916
Total	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2013	2012
Current assets:
Accrued expenses, non-tax deductible	$99	$5
Deferred revenue	553	556
Contingent payments	(831)	(831)
Noncurrent assets:
Stock compensation expense	580	543
Loss carryforwards	61,942	71,122
Depreciation and amortization	1,105	1,929
	63,448	73,324

Less: valuation allowance	(63,448)	(73,324)

	$--	$--

At December 31, 2013, the Company had net operating loss carryforwards of approximately $154,858,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2014 and 2033. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating losses related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2013 and 2012 since management does not believe that it is more likely than not that these assets will be realized.

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

In January 2010, the Company issued to certain accredited investors 9,067 shares of Series B Convertible Preferred Stock at $150 per share for a total of $1,360,000, including $500,000 in cash, the cancellation of $710,000 of existing indebtedness.  The Series B Convertible Preferred Stock bears an annual dividend of 8%.  The Series B stock may convert into common stock at a conversion rate of $0.15 per share.  Additionally, the Series B stock investors were issued warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The warrants expire in five years.  2,266,667 warrants were issued to these investors.

Common Stock:

During February 2013, the Company converted approximately $10,000 of interest payable to a private lender by issuing 198,000 shares of its common stock.

In December 2012, the Company had stock subscription of 10,200,000 shares of their common stock at a price of $0.05 per share.  This was part of an offering in a private investment in the Company’s common stock. The stock subscription was made up of $186,132 of cash from private investors, the extinguishment of $23,868 of interest on a note with one of the private investors, and the exchange of $300,000 of short term debt with Mr. John Steffens, the Company’s Chairman. Additionally, the investors were issued warrants to purchase common stock of the Company at a strike price of $0.20 per share.  The warrants expire in five years.  2,040,000 warrants were issued to these investors. In 2013, an additional investment in the offering was made up of $60,000 of cash from private investors and the exchange of $15,000 of short term debt and the extinguishment of $2,012 of interest on a note with one of the private investors for 1,640,241 shares of the Company’s common stock and 328,048 warrants.  In March 2013, the offering was officially closed and the Company issued 11,840,241 common shares in exchange for $592,012.

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

Stock Grants:

In November 2012, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 1,500,000 shares which will vest to him upon his termination, or change in control.  The Company valued the award at the fair market value of the date of the award and is amortizing the total expense of $75,000 over the implicit service period of 2 years.  The Company recorded expense of approximately $48,000 and $6,000 in fiscal 2013 and 2012, respectively. The Company has unrecognized compensation expense of approximately $28,000 associated with this grant.

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination.  The Company used the Black-Scholes method to value these shares and assumed a life of 7 years.  The Company recorded compensation expense of approximately $36,000 for fiscal 2013 and 2012. The Company has unrecognized compensation expense of approximately $43,000 associated with this grant.

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

Activity for stock options issued under these plans for the years ending December 31, 2013 and 2012 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2011	4,296,193	0.06-39.00	$0.39
Granted	70,000	0.05-0.19	$0.14
Forfeited	(440,000)	0.06-31.00	$0.35
Expired	(4,700)	34.00-39.00	$36.39
Balance at December 31, 2012	3,921,493	0.06-46.00	$0.36
Granted	25,000	0.05	$0.05
Forfeited	(544,733)	0.06-46.00	$0.44
Expired	(5,550)	22.00-26.00	$25.57
Balance at December 31, 2013	3,396,210	0.05-46.00	$0.31	$0.00

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2013 and 2012 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2011	952,414	0.06-0.10	$0.08
Granted	70,000	0.05-0.19	$0.14
Vested	(805,747)	0.05-0.09	$0.08
Forfeited	(75,000)	0.08-0.09	$0.08
Balance at December 31, 2012	141,667	0.05-0.19	$0.10
Granted	25,000	0.05	$0.05
Vested	(33,334)	0.05-0.19	$0.12
Forfeited	(8,333)	0.16	$0.16
Balance at December 31, 2013	125,000	0.05-0.19	$0.08

There were 25,000 options granted during 2013 and 70,000 options granted during 2012. The weighted average grant date fair value of options issued during the years ended December 31, 2013 and 2012 was equal to $0.05 and $0.14 per share, respectively. There were no option grants issued below fair market value during 2013 and 2012.

At December 31, 2013, there was unrecognized compensation cost of $2,000 related to stock options which is expected to be recognized over a weighted-average amortization period of one year.

At December 31, 2013 and 2012, options to purchase 3,271,210 and 3,779,826 and shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.05 to $46.00. The following table summarizes information about stock options outstanding at December 31, 2013:

Exercise Price	Number Outstanding	Remaining Contractual Life for Options Outstanding	Number Exercisable	Weighted Average Exercise Price

$0.05-0.08	725,000	7.7	608,333	$0.07
0.09	997,750	6.6	997,750	0.09
0.10-0.37	370,000	5.4	361,667	0.15
0.38-31.00	1,303,460	3.6	1,303,460	0.65

	3,396,210	5.6	3,271,210	$0.32

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

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model.  In accordance with ASC 815, these warrants are classified as equity. The warrants were issued in conjunction with certain promissory notes, the Series B preferred Stock offering, and the private investment in the Company’s shares.  At December 31, 2013, there were 6,281,333 exercisable warrants at an exercise price between $0.08 and $0.25 per share.

	Number of Warrants	Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2012	5,928,285	$0.08-$0.25	$0.22
Issued	353,048	$0.10-$0.20	$0.19
Exercised	--	--	--
Forfeited	--	--	--
Balance at December 31, 2013	6,281,333	$0.10-$0.25	$0.22

NOTE 10. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan.  Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary.  Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions.  The Company opted not to make any matching contributions for 2013 and 2012.

NOTE 11. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2013, three customers accounted for 46%, 13% and 12% of operating revenues and one customer accounted for 89% of accounts receivable at December 31, 2013.  In 2012, three customers accounted for 43%, 21% and 19% of operating revenues and two customers accounted for 80% and 10% of accounts receivable at December 31, 2012.

NOTE 12. RELATED PARTY INFORMATION

From time to time during 2012 through 2013, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In December 2012, Mr. Steffens converted $300,000 of his debt into a subscription of 6,000,000 shares of the Company’s common stock at a price of $0.05 per share as part of a private investment in the Company’s stock.  At December 31, 2012, the Company was indebted to Mr. Steffens in the approximate amount of $1,773,000 of principal and $148,000 in interest.  In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  As such this amount has been classified as long term debt as of December 31, 2012.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015. As such this amount has been classified as long term debt as of December 31, 2013. (See Note 6)

During 2012 and 2013, the Company entered into several short term notes payable with John Broderick, the Chief Executive Officer and Chief Financial Officer, for various working capital needs. The notes bear interest at 12% and were unsecured. At December 31, 2012, the Company was indebted to Mr. Broderick in the approximate amount of $3,000. No interest was paid in fiscal 2012.  At December 31, 2013, the Company was indebted to Mr. Broderick in the approximate amount of $6,000. No interest was paid in fiscal 2013.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC. During 2013, the Company entered into a short term note payable with Mr. Castagno for various working capital needs.  The note was non-interest bearing and was unsecured.  At December 31, 2013, the Company was indebted to Mr. Castagno in the approximate amount of $15,000.

NOTE 13.  COMMITMENTS AND EMPLOYMENT AGREEMENTS

The Company leases certain facilities and equipment under various operating leases.  Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 consisted of only one lease as follows (in thousands):

Lease Commitments

2014	$59

$59

Rent expense was $98,000 and $96,000 for each year ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, the Company had no sublease arrangements.

Per the Asset Purchase Agreement with SOAdesk LLC in 2010, the Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets.  At December 31, 2013 and 2012 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2014, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company.  Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2013, we agreed to pay Mr. Castagno an annual base salary of $150,000.  Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount of $75,000 which is equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so. During 2013 the Company amended Mr. Castagno’s employment agreement to provide that Mr. Castagno could engage in consulting services on behalf of the Company and would be compensated for any revenues in excess of his base salary as a bonus.

NOTE 14. CONTINGENCIES

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

During 2011, the Company was served with a writ of summons by a creditor who holds several short-term notes.  Several notes in the aggregate of $250,000 were due and outstanding under the Note agreements. The loans bore interest at 36% per annum. In July 2012, the Company entered into a restructuring settlement with the lender whereby the lender agreed to accept $495,000 in full satisfaction of all principal and interest due under the Note agreements, as of June 1, 2012, plus interest in the amount of approximately $21,000 for the period from June 1, 2012 to July 31, 2012.  In addition, the Company agreed to pay interest for the period after July 31, 2012 in the aggregate amount of approximately $67,000.  This interest was paid in seven monthly installments of approximately $9,750 each from August 2012 through February 2013. The final payment of the remaining principal of approximately $416,000 was paid in February 2013.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of December 31, 2013 and 2012.

The Company is currently in discussions with the State of Delaware regarding the possible underpayment of its annual franchise tax dating back to 2002.  The Company has recently filed with the IRS amended federal tax returns, upon which the Delaware franchise tax is partially based, for years 1999 through 2011 and has submitted those amended federal tax returns to the State of Delaware.  The Company believes the value of its assets reflected in such amended tax returns should ameliorate the possible underpayment, and that if the State of Delaware re-calculates the Company’s franchise taxes based upon its amended returns, the Company would have no outstanding balance for its Delaware franchise tax.  Upon resolution thereof, the Company’s Certificate of Incorporation would be reinstated.  However, should the State of Delaware not accept the amended tax returns, or accept the amended tax returns but not re-calculate franchise tax based thereon, the Company believes, based on certain conversations with an employee of the Delaware Franchise Tax Bureau, it would be exposed to a franchise tax liability of approximately $1.6 million, and possibly more depending on interest and penalties which could be assessed.  Should the Company not be able to re-instate its Certificate of Incorporation with the State of Delaware, its corporate powers would continue to be inoperative.

NOTE 15. SUBSEQUENT EVENTS

In March 2014, the Company amended various promissory notes of approximately $4,398,000 with John L. (Launny) Steffens, the Chairman of the Board of Directors, its promissory note of $700,000 with SOAdesk LLC, and its promissory note of approximately $336,000 with a private lender.  The notes were all amended to extend the maturity date on each note until June 30, 2015.

In January 2014, the Company entered into various note payables totaling $135,000 with Mr. Steffens.  The notes bear interest at 12%.  They are unsecured and mature on June 30, 2015.