Form 10-Q
period 2014-03-31
CICERO INC
filed 2014-05-20
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

Yes ☑ No ☐

85,806,247 shares of common stock, $.001 par value, were outstanding as of May 14, 2014.

Cicero Inc.

Part I.   Financial Information
Item 1.  Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15	$5
Trade accounts receivable, net	190	1,125
Prepaid expenses and other current assets	182	208
Total current assets	387	1,338
Property and equipment, net	24	29
Goodwill (Note 2)	2,832	2,832
Total assets	$3,243	$4,199
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 3)	$765	$456
Accounts payable	3,133	3,178
Accrued expenses:
Salaries, wages, and related items	1,317	1,235
Other	431	417
Deferred revenue	1,363	1,382
Total current liabilities	7,009	6,668
Long-term debt (Note 4)	5,569	6,134
Total liabilities	12,578	12,802
Commitments and Contingencies (Note 7)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 – 1,541.6 shares issued and outstanding at March 31, 2014 and December 31, 2013
Series B -  10,400 shares issued and outstanding at March 31, 2014 and at December 31, 2013
	----	----
Common stock, $0.001 par value, 215,000,000 shares authorized 85,806,247 issued and outstanding at March 31, 2014 and at December 31, 2013	86	86
Additional paid-in capital	237,157	237,135
Accumulated deficit	(246,578)	(245,824)
Total stockholders' deficit	(9,335)	(8,603)
Total liabilities and stockholders' deficit	$3,243	$4,199

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Software	$116	$10
Maintenance	361	333
Services	62	160
Total operating revenue	539	503

Cost of revenue
Software	--	28
Maintenance	27	49
Services	223	263
Total cost of revenue	250	340

Gross margin	289	163

Operating expenses:
Sales and marketing	259	381
Research and product development	272	380
General and administrative	302	300
Total operating expenses	833	1,061
Loss from operations	(544)	(898)

Other income/(expense):
Interest expense	(179)	(115)
Total other income/(expense)	(179)	(115)

Income taxes	--	--
Net loss	(723)	(1,013)
8% preferred stock Series B dividend	31	31
Net loss applicable to common stockholders	$(754)	$(1,044)
Loss per share applicable to common stockholders:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic	85,806	83,609
Diluted	85,806	83,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(723)	$(1,013)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	5	35
Stock compensation expense	22	24
Changes in assets and liabilities:
Trade accounts receivable	935	1,147
Prepaid expenses and other assets	26	(31)
Accounts payable and accrued expenses	20	2
Deferred revenue	(19)	(5)
Net cash generated by operating activities	266	159

Cash flows from investing activities:
Purchases of equipment	--	(7)
Net cash used in investing activities	--	(7)

Cash flows from financing activities:
Issuance of common stock	--	65
Borrowings under short and long-term debt	135	165
Repayments of short and long-term debt	(391)	(416)
Net cash used in financing activities	(256)	(186)
Net increase/(decrease) in cash	10	(34)
Cash:
Beginning of period	5	69
End of period	$15	$35

Non-Cash Investing and Financing Activities:

During February 2013, the Company converted $10 of interest payable to a private lender by issuing 198,000 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2013	85,806,247	$86	11,941	--	$237,135	$(245,824)	$(8,603)
Dividend for preferred B stock						(31)	(31)
Options issued as compensation					1		1
Restricted shares issued as compensation					21		21
Net income						(723)	(723)
Balance at March 31, 2014	85,806,247	$86	11,941	--	$237,157	$(246,578)	$(9,335)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three months ended March 31, 2014 and 2013 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $3,206,000 for the year ended December 31, 2013, and has a history of operating losses. For the three months ended March 31, 2014, the Company incurred losses of $723,000 and had a working capital deficiency of $6,622,000 as of March 31, 2014.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $135,000 and $2,671,000 in 2014 and 2013, respectively.  The Company has also retired approximately $391,000 and $416,000 of debt in 2014 and 2013, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The fair value and carrying amount of long-term debt were as follows:

	March 31, 2014	December 31, 2013
Fair Value	$5,568,671	$6,110,141
Carrying Value	5,569,000	6,134,000

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine their valuation. There have been no changes to the valuation technique.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company did not issue any options in the first three months of 2014.  The Company recognized stock-based compensation expense of $22,000 for the three months ended March 31, 2014.  This is comprised of the following amounts for the three months as of March 31, 2014; $1,000 in connection with outstanding options, $9,000 for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement, and $12,000 for the 1,500,000 shares of restricted stock reserved for Mr. Broderick, in accordance with his 2012 employment agreement.

At March 31, 2014, there was unrecognized compensation cost of $1,000 related to stock options which is expected to be recognized over a weighted-average amortization period of less than 1 year.  In addition, at March 31, 2014, there was approximately $18,000 of unrecognized expense compensation cost related to Mr. Broderick’s 549,360 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of less than 1 year and approximately $30,000 of unrecognized expense compensation cost related to Mr. Broderick’s 1,500,000 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of less than 1 year.

The following table sets forth certain information as of March 31, 2014 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan, the Cicero Inc. 1997 Stock Option Incentive Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2013	3,396,210
Granted	--
Exercised	--
Forfeited	(168,600)
Outstanding on March 31, 2014	3,227,610

Weighted average exercise price of outstanding options	$0.24

Aggregate Intrinsic Value	$-

Shares available for future grants on March 31, 2014	1,273,590

NOTE 2.   INTANGIBLE ASSETS, NET AND GOODWILL

The Company accounts for goodwill in accordance with ASC Topic 350 “Intangibles – Goodwill and Other Intangible Assets” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill includes the excess of the purchase price over the fair value of net assets acquired of $2,832,000 in connection with the SOAdesk LLC acquisition in fiscal 2010.  The Codification requires that goodwill be tested for impairment at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step is measuring the fair value of assets and liabilities of the reporting unit to determine the implied fair value of goodwill, which is compared with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through March 31, 2014, no indicator of impairment of goodwill has been identified.

The Company’s intangible asset, consisting of software acquired from SOAdesk, LLC, in the amount of $2,103,000 was being amortized over its estimated useful life of 3 years which ended in the quarter ended March 31, 2013. Amortization expense for the three months ended March 31, 2013 was $28,000, resulting in the intangible asset being fully amortized.

NOTE 3.   SHORT TERM DEBT

Short-term debt and notes payable to related party consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Note payable – related party (a)	15	21
Notes payable (b)	750	435
	$765	$456

(a)
During 2013 and prior, the Company entered into various short term notes payable with John Broderick, the Chief Executive Officer and Chief Financial Officer, for various working capital needs. The notes bear interest at 12% and were unsecured. At December 31, 2013, the Company was indebted to Mr. Broderick in the approximate amount of $6,000. In February 2014, the debt of $6,000 and approximate interest of $500 was paid in full.

During 2013, the Company entered into a short term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note was non-interest bearing and unsecured. At December 31, 2013, the Company was indebted to Mr. Castagno in the approximate amount of $15,000. No interest was paid in fiscal 2013.  In March 2014, Mr. Castagno amended the note extending the term date to December 31, 2014 and the note bears interest at 10%.

(b)
The Company has issued a series of short term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the aggregate amount of $50,000 and $435,000, respectively, as of March 31, 2014 and December 31, 2013, bear interest between 10% and 36% per annum.  In the first quarter of 2014, the Company repaid approximately $385,000 of the outstanding notes and $52,000 of interest.

In January 2014, the Company reclassified to short term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk in the original amount of $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015.  At March 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $180,000 in interest. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  (See Note 4).

NOTE 4.    LONG-TERM DEBT

Long-term loan and notes payable to related party consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Note payable asset purchase agreement (a)	$700	$700
Note payable – related party (b)	4,533	4,398
Other long-term debt (c)	336	1,036
	$5,569	$6,134

(a)
In January 2010, per the Asset Purchase Agreement, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015.  At March 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $147,000 in interest.

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

(b)
From time to time during 2012 through 2014, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. At March 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $4,533,000 of principal and $639,000 in interest.  In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015. As such this amount has been classified as long term debt.

(c)
In January 2010, as part of the Asset Purchase Agreement, the Company entered into an unsecured Convertible Promissory Note with SOAdesk in the amount of $1,000,000.  The note bears interest at 5% and is due January 14, 2015.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock.  At December 31, 2013, the Company was indebted to SOAdesk in the amount of $700,000 of principal and $172,000 in interest.  At March 31, 2014, this note has been reclassified to short term debt. (See Note 3).

In March 2012, certain private lenders agreed to refinance $83,000 of debt and $301,000 of accrued interest at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2013, the maturity date of the note was extended to April 4, 2014. At March 31, 2014, the Company was indebted to the private lenders in the approximate amount of $336,000 of principal and $85,000 in interest.  In March 2014, the maturity date of the note was extended to June 30, 2015.  As such this amount has been reclassified to long term debt at December 31, 2013.

NOTE 5.   INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first three months of fiscal year 2014 or 2013.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 6.   LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding and vested restricted stock.  Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities.  Potentially dilutive securities outstanding during the periods presented include stock options, warrants, restricted stock, preferred stock and convertible debt. These are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options and warrants were included for the three months ended March 31, 2014 and 2013.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

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

The Company is currently in discussions with the State of Delaware regarding the possible underpayment of its annual franchise tax dating back to 2002.  The Company has recently filed with the IRS amended federal tax returns, upon which the Delaware franchise tax is partially based, for years 1999 through 2011 and has submitted those amended federal tax returns to the State of Delaware.  The Company believes the value of its assets reflected in such amended tax returns should ameliorate the possible underpayment, and that if the State of Delaware re-calculates the Company’s franchise taxes based upon its amended returns, the Company would have no outstanding balance for its Delaware franchise tax.  Upon resolution thereof, the Company’s Certificate of Incorporation would be reinstated.  Currently the discussions are focused on an amount due of approximately $105,000, but until there is a settlement, the previously reported amount or some other amount may be sought by the state.  Upon resolution thereof, the Company’s Certificate of Incorporation would be reinstated.  Should the Company not be able to reinstate its Certificate of Incorporation with the State of Delaware, its corporate powers would continue to be inoperative.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2014.

NOTE 8. SUBSEQUENT EVENTS

In April and May 2014, the Company entered into various note payables totaling $338,000 with Mr. Steffens.  The notes bear interest at 12%.  They are unsecured and mature on June 30, 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cicero, Inc. (the “Company”) provides desktop activity intelligence and improvement software that enables companies to monitor people, processes, and technology, to identify areas for improvement, and to implement change using existing technologies. The Company provides an innovative and unique combination of application and process integration, automation, presentation and desktop analytics capabilities, all without changes to the underlying applications or requiring costly development expenditures. The Company’s software collects activity and application performance data and tracks business objects across time and multiple users, as well as measures against defined expected business process flow, for either analysis or to feed a third party application.  The Company’s software also addresses the emerging need for companies' information systems by securely presenting relevant information in an intuitive manner on desktops. In addition to software solutions, the Company also provides technical support, training and consulting services as part of its commitment to providing customers with industry-leading solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest Fortune 500 corporations worldwide.

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

The Company provides an integrated toolkit for each product that provides an intuitive configuration and development environment, which simplifies the process of deploying solutions to the enterprise. The Company provides a unique approach that allows companies to organize components of their existing applications to better align them with tasks and operational processes. In addition, the Company’s software solutions can streamline end-user tasks by providing a single, seamless user interface for simple access to multiple systems or be configured to display one or more composite applications to enhance productivity either on the desktop. Our technology enables automatic information sharing among line-of-business applications and tools. It is ideal for deployment in organizations that need to provide access to enterprise applications on desktops to improve business performance, the user experience, and customer satisfaction. By integrating diverse applications across multiple operating systems, automating business processes and delivering a better user experience, the Company’s products are best suited for the financial services, insurance, healthcare,  governmental and other industries requiring a cost-effective, proven business performance and user experience management solution for enterprise desktops.

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

●	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

●	Loss of key personnel associated with Cicero Discovery and XM development could adversely affect our business;

●	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero Discovery and XM;

●	Our ability to compete may be subject to factors outside our control;

●	The markets for our products are characterized by rapidly changing technologies, evolving industry standards, and frequent new product introductions;

●	We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects;

●	We may be unable to enforce or defend our ownership and use of proprietary and licensed technology; and

●	Our business may be adversely impacted if we do not provide professional services to implement our solutions.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Total revenue	$539	$503
Total cost of revenue	250	340
Gross margin	289	163
Total operating expenses	833	1,061
Loss from operations	$(544)	$(898)

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

THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2013.

Total Revenues.  Total revenues increased $36,000, or 7.2%, from $503,000 to $539,000, for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013. The increase is due primarily to an increase in software and maintenance revenue partially offset by a decrease in service revenue.

Total Cost of Revenue.  Total cost of revenue decreased $90,000, or 26.5%, from $340,000 to $250,000 for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013.  The decrease is primarily due to lower outside consulting expenses, lower travel expenses and the intangible assets from the SOAdesk acquisition being fully amortized as of the first quarter 2013.

Total Gross Margin.  Gross margin was $289,000, or 53.6%, for the three months ended March 31, 2014, as compared to the gross margin of $163,000, or 32.4%, for the three months ended March 31, 2013. The increase in gross margin is primarily due the increase in sales and the lower expenses from lower outside consulting expenses and the intangible asset being fully amortized.

Total Operating Expenses.  Total operating expenses decreased $228,000, or 21.5%, from $1,061,000 to $833,000 for the three months ended March 31, 2014, as compared with the three months ended March 31, 2013.  The decrease is primarily attributable to a decrease in headcount and lower trade show expense.

Software Products.
Software Product Revenue.  The Company earned $116,000 in software product revenue for the three months ended March 31, 2014 as compared to $10,000 in software revenue for the three months ended March 31, 2013, an increase of $106,000.  The increase is primarily due to the additional sales resulting from the growing focus by the Company of Cicero Discovery.

Software Product Gross Margin/(Loss).  The gross margin on software products for the three months ended March 31, 2014 was 100.0% compared with a gross margin loss of (180.0%) for the three months ended March 31, 2013.  The increase in gross margin is primarily due to the amortization costs of the acquired SOAdesk software being fully amortized as of the first quarter of 2013.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended March 31, 2014 increased by approximately $28,000, or 8.4%, from $333,000 to $361,000 as compared to the three months ended March 31, 2013.  The increase in maintenance revenue is primarily due to new software sales in the second half of fiscal 2013.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended March 31, 2014 was 92.5% compared with 85.3% for the three months ended March 31, 2013.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to the increase in maintenance revenue and lower outside consulting expense.

Services.
Services Revenue.  Services revenue decreased $98,000, or 61.3%, from $160,000 to $62,000 for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013. The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements in the first quarter of 2014.

Services Gross Margin Loss.  Services gross margin loss was 259.7% for the three months ended March 31, 2014 compared with gross margin loss of 64.4% for the three months ended March 31, 2013.  The increase in gross margin loss was primarily attributable to a decrease in consulting revenue partially offset by lower travel expenses.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2014 decreased by approximately $122,000, or 32.0%, from $381,000 to $259,000 as compared with the three months ended March 31, 2013.  The decrease is primarily attributable to a decrease in headcount and lower trade show expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $108,000, or 28.4%, from $380,000 to $272,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The decrease in costs for the quarter is primarily due to a decrease in headcount and lower outside consulting expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended March 31, 2014 increase by approximately $2,000, or 0.7%, from $300,000 to $302,000 as compared to the three months ended March 31, 2013.  The increase is primarily attributable to the timing of audit fees partially offset by a decrease in headcount.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first quarter of 2014 and 2013. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $723,000 for the three months ended March 31, 2014 as compared to a net loss of $1,013,000 for the three months ended March 31, 2013. The decrease is primarily due to the decreases in operating expenses and the elimination of software amortization and the increase in total revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $15,000 at March 31, 2014 from $5,000 at December 31, 2013, an increase of $10,000.

Net cash generated by Operating Activities.  Cash generated by operations for the three months ended March 31, 2014 was $266,000 compared to cash generated by operations of $159,000 for the three months ended March 31, 2013.  Cash generated by operations for the three months ended March 31, 2014 was primarily due to depreciation and amortization of $5,000, stock compensation of $22,000, a decrease in accounts receivable of $935,000, a decrease in prepaid expenses of $26,000, and an increase in accounts payable and accrued expenses of $20,000 partially offset by the loss from operations of $723,000 and a decrease in deferred revenue of $19,000.

Net cash used in Investing Activities. The Company did not purchase any equipment during the three months ended March 31, 2014 versus purchases of equipment totaling $7,000 during the three months ended March 31, 2013.

Net cash used in Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2014 was approximately $256,000 as compared with net cash used by financing activities of approximately $186,000 for the three months ended March 31, 2013.  Cash used in financing activities for the three months ended March 31, 2014 was comprised primarily from the repayment of $391,000 of short term debt offset by cash received from short term borrowings of $135,000.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2014 with cash on hand from December 31, 2013, the revenue generated in the first three months of 2014, and short term borrowings.

From time to time during 2012 through 2014, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. At March 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $4,533,000 of principal and $639,000 in interest.  In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015.

The Company has incurred an operating loss of approximately $3,206,000 for the year ended December 31, 2013, and has a history of operating losses.  For the three months ended March 31, 2014, the Company incurred losses of $723,000 and had a working capital deficiency of $6,622,000 as of March 31, 2014.  However, management believes that its repositioned strategy of leading with its Discovery product use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates a continued success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $135,000 and $2,671,000 in 2014 and 2013, respectively.  The Company has also retired approximately $391,000 and $416,000 of debt in 2014 and 2013, respectively.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.

Based in that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CICERO INC.

Date: May 20, 2014	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer