Form 10-Q
period 2014-09-30
CICERO INC
filed 2014-11-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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
Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company ☐

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
Yes ☐ No ☐
85,848,237 shares of common stock, $.001 par value, were outstanding as of November 7, 2014.

Cicero Inc.

Part I. Financial Information
Item 1.  Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$51	$5
Trade accounts receivable, net	110	1,125
Prepaid expenses and other current assets	194	208
Total current assets	355	1,338
Property and equipment, net	20	29
Goodwill (Note 2)	2,832	2,832
Total assets	$3,207	$4,199
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term debt (Note 3)	$7,732	$456
Accounts payable	3,659	3,178
Accrued expenses:
Salaries, wages, and related items	1,385	1,235
Other	509	417
Deferred revenue	722	1,382
Total current liabilities	14,007	6,668
Long-term debt	--	6,134
Total liabilities	14,007	12,802
Commitments and Contingencies (Note 6 and 7) Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 – 1,541.6 shares issued and outstanding at September 30, 2014 and December 31, 2013
Series B -  10,400 shares issued and outstanding at September 30, 2014 and at December 31, 2013
	-- --	-- --
Common stock, $0.001 par value, 215,000,000 shares authorized, 85,806,247 issued and outstanding at September 30, 2014 and at December 31, 2013	86	86
Additional paid-in capital	237,200	237,135
Accumulated deficit	(248,086)	(245,824)
Total stockholders' deficit	(10,800)	(8,603)
Total liabilities and stockholders' deficit	$3,207	$4,199

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Revenue:
Software	$12	$24	$308	$67
Maintenance	367	372	1,095	1,077
Services	4	146	72	496
Total operating revenue	383	542	1,475	1,640

Cost of revenue
Software	--	--	--	28
Maintenance	24	25	78	84
Services	141	258	526	724
Total cost of revenue	165	283	604	836

Gross margin	218	259	871	804

Operating expenses:
Sales and marketing	231	304	790	1,139
Research and product development	325	247	902	1,017
General and administrative	258	227	796	817
Total operating expenses	814	778	2,488	2,973
Loss from operations	(596)	(519)	(1,617)	(2,169)

Other income/(expense):
Interest expense	(197)	(144)	(551)	(372)
Other income/(expense)	--	--	--	(1)
Total other income/(expense)	(197)	(144)	(551)	(373)

Net loss	(793)	(663)	(2,168)	(2,542)
8% preferred stock Series B dividend	32	32	94	94
Net loss applicable to common stockholders	$(825)	$(695)	$(2,262)	$(2,636)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average shares outstanding:
Basic and Diluted	85,806	85,806	85,806	84,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,168)	$(2,542)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16	49
Stock compensation expense	65	69
Stock issuance for external consulting fees	--	35
Changes in assets and liabilities:
Trade accounts receivable	1,015	1,153
Prepaid expenses and other assets	14	174
Accounts payable and accrued expenses	629	191
Deferred revenue	(660)	(666)
Net cash used by operating activities	(1,089)	(1,537)

Cash flows from investing activities:
Purchases of equipment	(7)	(7)
Net cash used by investing activities	(7)	(7)

Cash flows from financing activities:
Issuance of common stock	--	65
Borrowings under short and long-term debt	1,536	1,860
Repayments of short and long-term debt	(394)	(416)
Net cash generated by financing activities	1,142	1,509
Net increase/(decrease) in cash	46	(35)
Cash:
Beginning of period	5	69
End of period	$51	$34

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock
	Shares		Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2013	85,806,247	$86	11,941	--	$237,135	$(245,824)	$(8,603)
Dividend for preferred B stock						(94)	(94)
Options issued as compensation					2		2
Restricted shares issued as compensation					63		63
Net loss						(2,168)	(2,168)
Balance at September 30, 2014 (unaudited)	85,806,247	$86	11,941	--	$237,200	$(248,086)	$(10,800)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three and nine months ended September 30, 2014 and 2013 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $3,206,000 for the year ended December 31, 2013, and has a history of operating losses. For the nine months ended September 30, 2014, the Company incurred losses of $2,168,000 and had a working capital deficiency of $13,652,000 as of September 30, 2014.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $1,536,000 and $2,671,000 in 2014 and 2013, respectively.  The Company has also retired approximately $394,000 and $416,000 of debt in 2014 and 2013, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 15,000 options at an exercise price of $0.025 in the first nine months of 2014.  The Company recognized stock-based compensation expense of $21,000 and $65,000 for the three and nine months ended September 30, 2014, respectively.  This is comprised of the following amounts for the three and nine months, respectively, as of September 30, 2014; $0 and $2,000 in connection with outstanding options, $9,000 and $27,000 for the 549,360 shares of restricted stock reserved for Mr. John Broderick, the Company’s CEO, in accordance with his 2007 employment agreement, and $12,000 and $36,000 for the 1,500,000 shares of restricted stock reserved for Mr. Broderick, in accordance with his 2012 employment agreement.

At September 30, 2014, there was unrecognized compensation cost of approximately $300 related to stock options which is expected to be recognized over a weighted-average amortization period of 1.5 years.  In addition, at September 30, 2014, there was approximately $6,000 of unrecognized expense compensation cost related to Mr. Broderick’s 1,500,000 shares of unvested restricted stock that is expected to be recognized over a weighted-average period of less than 1 year.

The following table sets forth certain information as of September 30, 2014 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2013	3,396,210
Granted	15,000
Exercised	--
Forfeited	(168,600)
Outstanding on September 30, 2014	3,242,610

Weighted average exercise price of outstanding options	$0.24
Aggregate Intrinsic Value	$0.00

Shares available for future grants on September 30, 2014	1,258,590

Weighted average of remaining contractual life	4.89

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance.  According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

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

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step is measuring the fair value of assets and liabilities of the reporting unit to determine the implied fair value of goodwill, which is compared with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through September 30, 2014, no indicator of impairment of goodwill has been identified.

The Company’s intangible asset, consisting of software acquired from SOAdesk, LLC, in the amount of $2,103,000 was being amortized over its estimated useful life of 3 years ended March 31, 2013. Amortization expense for the three months ended March 31, 2013 was $28,000, resulting in the intangible asset being fully amortized.

NOTE 3.   SHORT-TERM DEBT

Short-term debt and notes payable to related party consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Note payable - asset purchase agreement (a)	$700	$--
Note payable – related party (b)	5,946	21
Notes payable (c)	1,086	435
	$7,732	$456

(a)
In June 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5% as per the Asset Purchase Agreement.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015.  At September 30, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $165,000 in interest. At December 31, 2013, this debt was classified as long-term debt but subsequently has been reclassified to short term debt.

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

(b)
From 2012 through 2014, the Company entered into various short-term notes payable with John Broderick, the Chief Executive Officer and Chief Financial Officer, for various working capital needs. The notes bear interest at 12% and were unsecured. At December 31, 2013, the Company was indebted to Mr. Broderick in the approximate amount of $6,000. In February 2014, the debt of $6,000 and approximate interest of $500 was paid in full.

During 2013, the Company entered into a short-term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note was non-interest bearing and unsecured. At December 31, 2013, the Company was indebted to Mr. Castagno in the approximate amount of $15,000. No interest was paid in fiscal 2013.  In March 2014, Mr. Castagno amended the note extending the term date till December 31, 2014 and the note bears interest at 10%.  At September 30, 2014, the Company was indebted to Mr. Castagno in the amount of $15,000 in principal and approximately $800 in interest.

From time to time during 2012 through 2014, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year, are unsecured and mature on June 30, 2015. In June 2014, the Company reclassified its outstanding debt with Mr. Steffens to short term debt.  At September 30, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $5,931,000 of principal and $949,000 in interest.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015. As such this amount was classified as long term debt at December 31, 2013.

(c)
The Company has issued a series of short-term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the aggregate principal amount of $50,000 and $435,000, respectively, as of September 30, 2014 and December 31, 2013, bear interest between 10% and 36% per annum.  The Company repaid approximately $385,000 of the outstanding notes and $52,000 of interest in fiscal 2014.

In January 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015.  At September 30, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $198,000 in interest. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.  The note is convertible at the option of the holder with one-third convertible in January 2011, two-thirds convertible in January 2012, and the entire note convertible in January 2013 or at maturity.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock.  At December 31, 2013, the Company was indebted to SOAdesk in the amount of $700,000 of principal and $172,000 in interest and was classified as long term debt but subsequently had been reclassified to short-term debt.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with certain private lenders that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2014, the maturity date of the note was extended to June 30, 2015 and reclassified to long term debt at December 31, 2013.  At September 30, 2014, the Company was indebted to these private lenders in the amount of $336,000 in principal and $103,000 in interest.

NOTE 4.   INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first nine months of fiscal year 2014 or 2013.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 5.   LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding.  Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities.  Potentially dilutive securities outstanding during the periods presented include stock options, restricted stock, preferred stock and convertible debt.

Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options were included for the three and nine months ended September 30, 2014 and 2013.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

NOTE 6.   COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018.   Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2014 consisted of only one lease as follows (in thousands):

Lease Commitments

2014	$17
2015	102
2016	103
2017	106
2018	89

$417

NOTE 7.   CONTINGENCIES

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

The Company is currently in discussions with the State of Delaware regarding the possible underpayment of its annual franchise tax dating back to 2002.  The Company filed with the IRS amended federal tax returns, upon which the Delaware franchise tax is partially based, for years 1999 through 2011 and has submitted those amended federal tax returns to the State of Delaware.  The Company believes the value of its assets reflected in such amended tax returns should ameliorate the possible underpayment, and that if the State of Delaware re-calculates the Company’s franchise taxes based upon its amended returns, the Company would have no or a small outstanding balance for its Delaware franchise tax.  Upon resolution thereof, the Company’s Certificate of Incorporation would be reinstated.  Currently the discussions are focused on an amount due of approximately $42,000 based on correspondence with the State of Delaware, which takes into account certain offered credits, but until there is a settlement, the previously reported amount or some other amount may be sought by the state.  Should the Company not be able to reinstate its Certificate of Incorporation with the State of Delaware, its corporate powers would continue to be inoperative.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of September 30, 2014.

NOTE 8. SUBSEQUENT EVENTS

In October 2014, the Company entered into various notes payable totaling $260,000 with Mr. Steffens.  The notes bear interest at 12%.  They are unsecured and mature on June 30, 2015.

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

RESULTS OF OPERATIONS

The table below presents information for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total revenue	$383	$542	$1,475	$1,640
Total cost of revenue	165	283	604	836
Gross margin	218	259	871	804
Total operating expenses	814	778	2,488	2,973
Income/(loss) from operations	$(596)	$(519)	$(1,617)	$(2,169)

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

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2013.

Total Revenues.  Total revenues decreased $159,000, or 29.3%, from $542,000 to $383,000, for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. The decrease is due primarily to a decrease in consulting revenue.

Total Cost of Revenue.  Total cost of revenue decreased $118,000, or 41.7%, from $283,000 to $165,000 for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013.  The decrease is primarily due to a decrease in headcount and lower consulting expenses.

Total Gross Margin.  Gross margin was $218,000, or 56.9%, for the three months ended September 30, 2014, as compared to the gross margin of $259,000, or 47.8%, for the three months ended September 30, 2013. The decrease in gross margin is primarily due to the decrease in sales partially offset by the lower expenses from a reduction in headcount and lower outside consulting expenses.

Total Operating Expenses.  Total operating expenses increased $36,000, or 4.6%, from $778,000 to $814,000 for the three months ended September 30, 2014, as compared with the three months ended September 30, 2013.  The increase is primarily attributable to franchise tax accrual recorded in third quarter 2014 partially offset by a decrease in headcount and lower trade show expenses.

Software Products.
Software Product Revenue.  The Company earned $12,000 in software product revenue for the three months ended September 30, 2014 as compared to $24,000 in software revenue for the three months ended September 30, 2013, a decrease of $12,000.  The decrease is primarily due to the traditional long sales cycles within the enterprise software arena.

Software Product Gross Margin.  The gross margin on software products for the three months ended September 30, 2014 and September 30, 2013 was 100.0% due to the intangible assets from the SOAdesk acquisition being fully amortized as of the first quarter 2013.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended September 30, 2014 decreased by approximately $5,000, or 1.3%, from $372,000 to $367,000 as compared to the three months ended September 30, 2013.  The decrease in maintenance revenue is primarily due to the non-renewal of one maintenance contract.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended September 30, 2014 was 93.5% compared with 93.3% for the three months ended September 30, 2013.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to the decrease in the timing of outside consulting expense in 2013.

Services.
Services Revenue.  Services revenue decreased $142,000, or 97.3%, from $146,000 to $4,000 for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements in the third quarter of 2014.

Services Gross Margin Loss.  Services gross margin loss was 3,425.0% for the three months ended September 30, 2014 compared with gross margin loss of 76.7% for the three months ended September 30, 2013.  The increase in gross margin loss was primarily attributable to a decrease in consulting revenue partially offset by a decrease in headcount and lower travel expenses.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2014 decreased by approximately $73,000, or 24.0%, from $304,000 to $231,000 as compared with the three months ended September 30, 2013.  The decrease is primarily attributable to a decrease in headcount, decrease in outside professional services expense and lower trade show expenses which was partially due to a timing difference due to a change in estimate.  Previously the Company estimated the use of its prepaid trade show expenses ratably but now estimates its use when the trade show occurs.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $78,000, or 31.6%, from $247,000 to $325,000 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The increase in costs for the quarter is primarily due to an increase in headcount and outside consulting expense for research development.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended September 30, 2014 increased by approximately $31,000, or 13.7%, from $227,000 to $258,000 as compared to the three months ended September 30, 2013.  The increase is primarily due to a franchise tax accrual partially offset by a decrease in headcount.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the third quarter of 2014 and 2013. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $793,000 for the three months ended September 30, 2014 as compared to a net loss of $663,000 for the three months ended September 30, 2013. The increase in net loss is primarily due to the decreases in total revenue partially offset by the decrease of cost of revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2013.

Total Revenues.  Total revenues decreased $165,000, or 10.1%, from $1,640,000 to $1,475,000, for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The decrease is due primarily due to a decrease in consulting revenue partially offset by an increase in software and maintenance revenue.

Total Cost of Revenue.  Total cost of revenue decreased $232,000, or 27.8%, from $836,000 to $604,000 for the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013.  The decrease is primarily due to a decrease in headcount, lower travel expenses due to a decrease in services revenue and the intangible assets from the SOAdesk acquisition being fully amortized as of the first quarter 2013.

Total Gross Margin. Gross margin was $871,000, or 59.1%, for the nine months ended September 30, 2014, as compared to the gross margin of $804,000, or 49.0%, for the nine months ended September 30, 2013. The increase in gross margin is primarily due to the increase in software and maintenance revenue and its higher gross margin partially offset by the lower consulting revenue and its lower gross margin.  The impact of the lower consulting revenue was offset by the decrease in expenses from a decrease in headcount, a decrease in travel expenses and lower outside consulting expenses.

Total Operating Expenses.  Total operating expenses decreased $485,000, or 16.3%, from $2,973,000 to $2,488,000 for the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013.  The decrease is primarily attributable to a decrease in headcount and lower trade show expenses.

Software Products.
Software Product Revenue.  The Company earned $308,000 in software product revenue for the nine months ended September 30, 2014 as compared to $67,000 in software revenue for the nine months ended September 30, 2013, an increase of $241,000.  The increase is primarily due to the sale of one enterprise license during the first nine months of 2014.

Software Product Gross Margin.  The gross margin on software products for the nine months ended September 30, 2014 was 100.0% compared with a gross margin of 58.2% for the nine months ended September 30, 2013.  The increase in gross margin is primarily due to the increase in revenue and the amortization costs of the acquired SOAdesk software being fully amortized as of the first quarter of 2013.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the nine months ended September 30, 2014 increased by approximately $18,000, or 1.7%, from $1,077,000 to $1,095,000 as compared to the nine months ended September 30, 2013.  The increase in maintenance revenue is primarily due to new software sales in the second half of fiscal 2013.

Maintenance Gross Margin.  Gross margin on maintenance products for the nine months ended September 30, 2014 was 92.9% compared with 92.2% for the nine months ended September 30, 2013.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to the increase in maintenance revenue and lower outside consulting expense.

Services.
Services Revenue.  Services revenue decreased $424,000, or 85.5%, from $496,000 to $72,000 for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements in the first nine months of 2014.

Services Gross Margin Loss.  Services gross margin loss was 630.6% for the nine months ended September 30, 2014 compared with gross margin loss of 46.0% for the nine months ended September 30, 2013.  The increase in gross margin loss was primarily attributable to a decrease in consulting revenue partially offset by a decrease in headcount and lower travel expenses.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the nine months ended September 30, 2014 decreased by approximately $349,000, or 30.6%, from $1,139,000 to $790,000 as compared with the nine months ended September 30, 2013.  The decrease is primarily attributable to a decrease in headcount and lower trade show expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $115,000, or 11.3%, from $1,017,000 to $902,000 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The decrease in costs is primarily due to a decrease in headcount and lower travel expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the nine months ended September 30, 2014 decreased by approximately $21,000, or 2.6%, from $817,000 to $796,000 as compared to the nine months ended September 30, 2013.  The decrease is primarily attributable to a decrease in headcount.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first nine months of 2014 and 2013. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $2,168,000 for the nine months ended September 30, 2014 as compared to a net loss of $2,542,000 for the nine months ended September 30, 2013. The decrease in net loss is primarily due to the decreases in operating expenses and software being fully amortized in 2013 partially offset by the increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $51,000 at September 30, 2014 from $5,000 at December 31, 2013, an increase of $46,000.

Net cash used by Operating Activities. Cash used by operations for the nine months ended September 30, 2014 was $1,089,000 compared to cash used by operations of $1,537,000 for the nine months ended September 30, 2013.  Cash used by operations for the nine months ended September 30, 2014 was primarily due to the loss from operations of $2,168,000 and a decrease in deferred revenue of $660,000 partially offset  by the increase in depreciation and amortization of $16,000, stock compensation of $65,000, a decrease in accounts receivable of $1,015,000, a decrease in prepaid expenses of $14,000, and an increase in accounts payable and accrued expenses of $629,000.

Net cash used in Investing Activities. The Company had purchases of equipment totaling $7,000 and $7,000 for the nine months ended September 30, 2014 and 2013, respectively.

Net cash generated by Financing Activities.  Net cash generated in financing activities for the nine months ended September 30, 2014 was approximately $1,142,000 as compared with net cash generated by financing activities of approximately $1,509,000 for the nine months ended September 30, 2013.  Cash generated by financing activities for the nine months ended September 30, 2014 was comprised primarily from the cash received from short term borrowings of $1,536,000 offset by the repayment of $394,000 of short term debt.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2014 with cash on hand from December 31, 2013, the revenue generated in the first nine months of 2014, and short term borrowings.

From time to time during 2012 through 2014, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015. At September 30, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $5,931,000 of principal and $949,000 in interest.

Subsequent to September 30, 2014, the Company entered into various notes payable totaling $260,000 with Mr. Steffens.  The notes bear interest at 12%.  They are unsecured and mature on June 30, 2015.

The Company has incurred an operating loss of approximately $3,206,000 for the year ended December 31, 2013, and has a history of operating losses.  For the nine months ended September 30, 2014, the Company incurred losses of $2,168,000 and had a working capital deficiency of $13,652,000 as of September 30, 2014.  However, management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $1,536,000 and $2,671,000 in 2014 and 2013, respectively.  The Company has also retired approximately $394,000 and $416,000 of debt in 2014 and 2013, respectively.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2014, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 14, 2014