Form 10-K/A
period 2013-12-31
CICERO INC
filed 2014-12-12
CIK 945384

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

There were 85,806,247 shares of Common Stock outstanding as of March 24, 2014.

Documents Incorporated by Reference: None

Explanatory Paragraph:

The purpose of filing the amendment is to file an amended auditor consent.

PART IV

Item 15. Exhibits

(B) Exhibits

The exhibits listed under the Exhibit Index are filed as part of this Annual Report on Form 10-K/A.

Exhibit Index

Exhibit Number	Description

3.1
Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended and restated December 29, 2006 (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 17, 2007).

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).

3.3	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).

3.4	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).

3.5	Certificate of Designation relating to Series B Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 20, 2010).

4.1	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.3 to Cicero Inc.’s Form 10-K filed March 31, 2011).

4.4	Form of Investor Warrant Agreement (incorporated by reference to exhibit 4.4 to Cicero Inc., Form 10-K filed March 31, 2014)

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

10.22	Form of Short Term Secured Promissory Note of Cicero Inc. among Cicero Inc. and John Broderick (incorporated by reference to exhibit 10.22 to Cicero Inc., Form 10-K filed March 31, 2014).

10.23	Source Code License Agreement between Cicero Inc. and Convergys Customer Management Group Inc. (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.24	Form of Short Term Promissory Note of Cicero Inc. among Cicero Inc. and John L. Steffens (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.25	Form of Short Term Promissory Note of Cicero Inc. among Cicero Inc. and Antony Castagno (incorporated by reference to exhibit 10.25 to Cicero Inc., Form 10-K filed March 31, 2014).

10.26	Amended Employment Agreement between John P. Broderick and the Company effective January 1, 2012 (incorporated by reference to exhibit 10.26 to Cicero Inc., Form 10-K filed April 15, 2013)*

10.27
Registration Rights Agreement, dated as of March 20, 2013, by and among Cicero Inc. and the Purchasers thereto (incorporated by reference to exhibit 10.27 to Cicero Inc., Form 10-K filed March 31, 2014)

10.28	Form of Securities Purchase Agreement by and among Cicero, Inc. and the Purchasers thereto (incorporated by reference to exhibit 10.28 to Cicero Inc., Form 10-K filed March 31, 2014)

10.29	Amended Employment Agreement between Antony Castagno and the Company effective July 3, 2013 (incorporated by reference to exhibit 10.29 to Cicero Inc., Form 10-K filed March 31, 2014)*

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Cherry Bekaert LLP (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*        Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

Date: December 12, 2014	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer