Form 10-K
period 2014-12-31
CICERO INC
filed 2015-03-31
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the above Act. Yes [  ] No ☒

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
Large accelerated filer ☐                         Accelerated filer ☐                                 Non - accelerated filer ☐                         Smaller reporting company ☒

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $2,832,992 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 85,848,237 shares of common stock outstanding as of March 24, 2015.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

PART I

Item 1. Business

Overview

Cicero, Inc. (the “Company”) provides desktop activity intelligence and improvement software that helps organizations isolate issues and automates employee tasks in the contact center and back office.  The Company provides an innovative and unique combination of application and process integration, automation, and desktop analytics capabilities, all without changes to the underlying applications or requiring costly development expenditures. The Company’s software collects activity and application performance data and tracks business objects across time and multiple users, as well as measures against defined expected business process flow, for either analysis or to feed a third-party application.  In addition to software solutions, the Company also provides technical support, training and consulting services as part of its commitment to providing customers with industry-leading solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest Fortune 500 corporations worldwide.

The Company focuses on the activity intelligence and customer experience management market with emphasis on desktop analytics and automation with its Cicero Discovery™ and Cicero Discovery Automation™ products, respectively.

Cicero Discovery delivers desktop analytics for the enterprise. Leveraging a suite of sensors, Cicero Discovery provides endpoint analytics by collecting activity data and mapping employee effort to highlight areas for improvement in business processes, compliance, training and application utilization. Cicero Discovery is a lightweight and configurable tool to collect activity and application performance data and track business objects across time and across multiple users as well as measure against a defined "expected" business process flow, either for analysis or to feed a third-party application. Cicero Discovery helps customers identify what is actually happening to an object through its life cycle and identify optimal business process and/or critical steps that are missing or holding up the process.

Cicero Discovery includes a Studio environment that enables business analysts and other non-IT staff to configure which applications, processes, and business objects to monitor and how the data should be stored for reporting or shared with another application.

Cicero Discovery Automation delivers all the features of the Cicero Discovery product as well as desktop automation for enterprise contact center and back office employees.  Leveraging existing IT investments Cicero Discovery Automation integrates applications, automates workflow, and provides control and adaptability at the end user desktop.

Cicero Discovery Solution includes a Studio environment that enables business analysts and other non-IT staff to configure and enhance desktop integrations, scripts, and workflows without any impact on underlying applications or business logic.

The Cicero Discovery and Cicero Discovery Automation provide Single Sign-On (SSO) and stay signed on capability.   The software maintains a secure credential store that facilitates single sign-on. Passwords can be reset but are non-retrievable. Stored interactions can be selectively encrypted based on the needs of the enterprise. All network communications are compressed and encrypted for transmission.

Cicero Discovery Automation enables the abstraction and separation of the department’s existing technical environment from its business logic. This physical separation empowers IT and the operations managers to build and change the business logic at their discretion. The abstraction capability converts the contact center and other departments into a flexible and agile operating environment that can rapidly and cost effectively respond to the dynamic needs of the enterprise.

The Company provides an intuitive configuration toolkit for each product, which simplifies the process of deploying solutions to the enterprise. The Company provides a unique approach that allows companies to organize functionality of their existing applications to better align them with tasks and operational processes. In addition, the Company’s software solutions can streamline end-user tasks and enable automatic information sharing among line-of-business siloed applications and tools. It is ideal for deployment in organizations that need to provide access to enterprise applications on desktops to iteratively improve business performance, the user experience, and customer satisfaction. By integrating disparate applications, automating business processes and delivering a better user experience, the Company’s products are ideal for the financial services, insurance, healthcare,  governmental and other industries requiring a cost-effective, proven business performance and user experience management solution for enterprise desktops.

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

Products

The Company’s software products deliver desktop activity intelligence and improvement capabilities to improve business performance. All of our products - Cicero Discovery and Cicero Discovery Automation - leverage existing technologies by securely collecting desktop activity data and automating redundant, manual processes, improving business processes and the user experience.

Cicero Discovery™

Cicero Discovery is software that provides companies operational visibility into how their enterprise desktops and remote laptops are being used and performing to identify areas for process improvement and cost reduction. Cicero Discovery collects activity and application performance data and tracks business objects across time and across multiple users, as well as measures against a defined "expected" business process flow, either for analysis or to feed a third-party application. Cicero Discovery is invisible to the end user – it gathers data about what they do, what applications they run, how those applications are used, the health of their computer and the type of data they are working on that the company is interested in.  These data are collected and stored centrally and can be tracked in real-time or via deferred processing.

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

Cicero Discovery Automation™

Cicero Discovery Automation enables businesses to transform human interaction across the enterprise. It enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero Discovery Automation automates up and down-stream process flows, enforcing compliance and optimizing handle and transaction time, reducing training time and enabling delivery of best in class service. Cicero Discovery Automation also captures real-time information about each process at the desktop, allowing organizations to spot trends and forecast problems before they occur.

Cicero Discovery Automation software offers a proven, innovative departure from traditional, costly and labor-intensive enterprise application integration and automation solutions. The Company provides non-invasive application integration, reduces enterprise integration implementation cost and time, and extends companies' Service-Oriented Architecture (“SOA”) to the desktop. Cicero Discovery Automation also enables customers to transform applications, business processes and human expertise into a cost effective business solution that improves operational efficiency.

By using Cicero Discovery Automation technology, companies can decrease their customer management costs, improve the customer experience, maximize the lifetime value of existing customers, and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on their information technology investments. In addition, the Company’s software enables organizations to reduce the business risks inherent in replacement or re-engineering of mission-critical applications and extend the productive life and functional reach of their application portfolio.

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

Consulting Services
We offer consulting services around our product offerings in project management, applications and platform integration, application design and development and application renewal, along with expertise in a wide variety of development environments and programming languages. We also have an active partner program in which we recruit leading IT consulting and system integration firms to provide services for the design, implementation and deployment of our solutions. Our consulting organization supports third-party consultants by providing architectural and enabling services.

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

Our customers are using our solutions to rapidly deploy applications. Some examples of customers' uses of our products include:

●
A Regional Bank - A large U.S. regional bank selected Cicero software to provide intelligent unified desktop solutions for their customer service operations and throughout their enterprise. Leveraging existing applications, the new solution captures desktop activities, automates processes, provides user guidance, and displays composite views of information to improve user productivity and the customer experience.

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

Merrill Lynch/Bank of America and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2014.    Merrill Lynch/Bank of America, JP Morgan Chase, and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in 2013.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into technology partnerships for integrated business solutions with Teleopti, KnoahSoft, Monet Software, Co-nexus, Pipkins, and Voice Print International.    In addition, we have entered into strategic partnerships with NCS Technologies, eg solutions and Convergys.  These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

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

Research and Product Development

We incurred research and development expense of approximately $1,227,000 and $1,272,000 in 2014 and 2013, respectively.

Since Cicero Discovery and Cicero Discovery Automation are new products in a relatively untapped market, it is imperative to constantly enhance the features and functionality of these products.  Our budget for research and development is based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

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

Our product competes directly with other back office and contact center solutions offered by OpenSpan, Jacada, Verint, and NICE.  We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

Intellectual Property

Our success is dependent upon developing, protecting and maintaining our intellectual property assets. We rely upon combinations of copyright, trademark and trade secrecy protections, along with contractual provisions, to protect our intellectual property rights in software, documentation, data models, methodologies, data processing systems and related written materials in the international marketplace. We have completed applications for patents on our United Data Model.  Copyright protection is generally available under United States laws and international treaties for our software and printed materials. The effectiveness of these various types of protection can be limited, however, by variations in laws and enforcement procedures from country to country.  We use the registered trademarks “Cicero®”, “United Data Model®”, and “United Desktop®”.

All other product and company names mentioned herein are for identification purposes only and are the property of, and may be trademarks of, their respective owners.
Employees

As of December 31, 2014, we employed 24 full-time employees.  Our employees are not represented by a union or a collective bargaining agreement.

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

We experienced operating losses and net losses for each of the years from 2000 through 2014. We incurred a net loss of $3.2 million for 2013 and $3.9 million for 2014.  As of December 31, 2014, we had a working capital deficit of $14.3 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.   If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 31, 2015 on our consolidated financial statements for the period ended December 31, 2014 included an emphasis of matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our recurring losses from operations and working capital deficit. Our ability to continue as a going concern will be determined by our ability to secure customer contracts that will drive sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Historically, we have relied on equity and debt offerings, borrowings and operating cash flows to finance our working capital requirements. Reliance on internally generated cash to finance our operations could substantially limit our operational and financial flexibility. We have experienced negative cash flows from operations for the past three years. To the extent that we have insufficient operating cash flows, our ability to finance our operations may be limited by the extent to which we are able to raise capital through debt or equity financings. The extent to which we will be able to use shares of capital stock will depend on the market value of our capital stock from time to time and the willingness of potential investors to invest in our company. Using shares of capital stock for this purpose also may result in significant dilution to our then existing stockholders. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. Besides, our ability to obtain external financing is subject to a number of uncertainties, including:
•            our future financial condition, results of operations and cash flows;
•            the state of global credit markets; and
•            general market conditions for financing activities by companies in our industry.

Our failure to obtain a sufficient amount of capital on acceptable terms to finance our operations may materially and adversely affect the growth of our business.

We depend on an acceptance of our products for ongoing revenue.

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for the past three years. At December 31, 2014, the Company had a working capital deficiency of $14.3 million. In order to generate sufficient revenues to sustain its operations, the Company will need to attract more accounts in the near future.

Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue.

Our ability to generate revenue depends on the overall demand for customer experience management software and services and a recently introduced product within the enterprise mobilitymarket. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for customer experience management in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make the spending environment more challenging for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger transactions. Those situations may cause a decrease in our revenue. A decrease in demand for our software and services caused, in part, by a weakening of the economy, may result in a decrease in our revenue rates.

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

Furthermore, licensing fees for Cicero Discovery Automation are significant and each sale can or will account for a large percentage of our revenue and a single sale may have a significant impact on the results of a quarter. In addition, the substantial commitment of executive time and financial resources that have historically been required in connection with a customer’s decision to purchase our software increases the risk of quarter-to-quarter fluctuations. Our software sales require a significant commitment of time and financial resources because it is an enterprise product. Typically, the purchase of our products involves a significant technical evaluation by the customer and the delays frequently associated with customers’ internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months. It also subjects the sales cycle for our products to a number of significant risks, including our customers’ budgetary constraints and internal acceptance reviews. The length of our sales cycle may vary substantially from customer to customer.

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

Failure to execute our strategies could result in impairment of goodwill, which may negatively impact profitability.

We have goodwill of $1.7 million as of December 31, 2014, which represents 56% of our total assets. During fiscal 2014, we recorded impairment charges of $1.2 million primarily related to goodwill. We evaluate goodwill for impairment on an annual basis. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting unit changes in future periods, we may be required to record an impairment charge related to goodwill, which would reduce earnings in such period.

Loss of key personnel associated with Cicero® development could adversely affect our business.

Loss of key executive personnel or the software engineers we have hired with specialized knowledge of our technology could have a significant impact on our execution of our new strategy given that they have specialized knowledge developed over a long period of time with respect to our technology.

Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero Discovery and Cicero Discovery Automation.

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

Cicero Discovery Automation is designed to address in a novel way the problems that large companies face integrating the functionality of different software applications by integrating these applications at the desktop. To effectively penetrate the market for solutions to this disparate application problem, Cicero Discovery Automation will compete with traditional Enterprise Application Integration, or EAI, solutions that attempt to solve this business problem at the server or back-office level. Server level EAI solutions are currently sold and marketed by companies such as NEON, Mercator, Vitria, and BEA. There can be no assurance that our potential customers will determine that Cicero Discovery Automation’s desktop integration methodology is superior to traditional middleware EAI solutions provided by the competitors described above in addressing this business problem. Moreover, the information systems departments of our target customers, large financial institutions, are large and may elect to attempt to internally develop an internal solution to this business problem rather than to purchase the Cicero Discovery Automation product.

Accordingly, we may not be able to provide products and services that compare favorably with the products and services of our competitors or the internally developed solutions of our customers. These competitive pressures could delay or prevent adoption of Cicero Discovery or Cicero Discovery Automation or require us to reduce the price of our products, either of which could have a material adverse effect on our business, operating results and financial condition.

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

We believe that to fully implement our business plan we will be required to enhance our ability to work with the Windows 7 and Windows 8.1 operating systems as well as the Windows Server 2012 R2 operating system by adding additional development and consulting personnel to complement our sales plan.

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

Our software enables customers’ software applications to integrate and is often used for mission critical functions or applications. Errors, defects or other performance problems in our software or failure to provide technical support could result in financial or other damages to our customers. Customers could seek damages for losses from us. In addition, the failure of our software and solutions to perform to customers’ expectations could give rise to warranty claims.  The integration of our software with our customer’s applications increase the risk that a customer may bring a lawsuit against us. Even if our software is not at fault, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our corporate headquarters and administrative functions are based in offices of approximately 5,038 square feet in our Cary, North Carolina office pursuant to a lease which expires in 2018.  We believe that our present facilities are suitable for continuing our existing and planned operations.

Item 3. Legal Proceedings

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007, we formally changed our name to Cicero Inc. and now trade under the ticker CICN.  The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2014 and 2013.

	2014		2013
Quarter	High	Low	High	Low
First	$0.04	$0.01	$0.10	$0.05
Second	$0.04	$0.02	$0.06	$0.05
Third	$0.03	$0.02	$0.06	$0.03
Fourth	$0.03	$0.02	$0.04	$0.01

The closing price of the common stock on March 24, 2015 was $0.05 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.   As of March 24, 2015, we had 204 registered stockholders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2014, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	3,150,110	$0.24	1,351,090
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

The Software product segment is comprised of the Cicero Discovery and Cicero Discovery Automation products.  Cicero Discovery delivers desktop analytics and reporting for the enterprise.  Cicero Discovery collects activity and application performance data and tracks business objects across time and across multiple users as well as measures against a defined "expected" business process flow, either for analysis or to feed a third-party application.  Cicero Discovery Automation enables businesses to transform human interaction across the enterprise. Cicero Discovery Automation enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero Discovery Automation automates up and down-stream process flows, enforcing compliance and optimizing handle time, reducing training time and enabling delivery of best in class service. Cicero Discovery Automation captures real-time information about business processes at the desktop, allowing organizations to spot trends and forecast problems before they occur.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Years Ended December 31,
	2014	2013
Revenue:
Software	18.4%	5.7%
Maintenance	76.8%	65.7%
Services	4.8%	28.6%
Total	100.0%	100.0%

Cost of revenue:
Software	0.0%	1.3%
Maintenance	5.4%	5.0%
Services	34.7%	44.0%
Total	40.1%	50.3%

Gross margin	59.9%	49.7%

Operating expenses:
Sales and marketing	57.7%	64.9%
Research and product development	64.5%	58.0%
General and administrative	51.5%	48.1%
Goodwill impairment charge	61.7%	0.0%
Total	235.4%	171.1%

Loss from operations	(175.5)%	(121.4)%
Other income/(expense), net	(30.9)%	(24.9)%
Net loss	(206.4)%	(146.3)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2014	2013
United States	97%	100%
Europe	3%	--
	100%	100%

 Years Ended December 31, 2014 and 2013

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

Total revenues for the year ended December 31, 2014 decreased 13.2% or $289,000 from $2,192,000 in 2013 to $1,903,000 in 2014. The decrease in revenues in 2014 is due primarily to the decrease in consulting revenue partially offset by an increase in software sales and maintenance revenue.

Software Products. Software products revenue for the year ended December 31, 2014 increase 182.3% or $226,000 from $124,000 in 2013 to $350,000 in 2014.  The increase is primarily due to the sale of one enterprise license during the fiscal year 2014.

The gross margin on software products was 100.0% and 77.4% for the years ended December 31, 2014 and 2013, respectively.  Cost of software is composed primarily of amortization expense related to intangible assets acquired as part of the SOAdesk LLC transaction in January 2010. The increase in gross margin is due to the increase in software revenue and the amortization costs of the acquired SOAdesk software being fully amortized as of the first quarter of 2013.

The Company expects to see an increase in software sales coupled with improving margins on software products as Cicero Discovery and Cicero Discovery Automation gain acceptance in the marketplace. The Company’s expectations are based on its modification of the sales approach with customers and prospects. The Company believes that the entry level product for an enterprise is Discovery which allows companies to measure and then manage. Using data and analytics to drive change in an organization begins with capturing that data. This approach is being embraced by the company’s prospects. In addition, the Company and its products continue to be recognized in the marketplace with technology and partnership awards.

Maintenance.  Maintenance revenues for the year ended December 31, 2014 increased 1.5% or $21,000 from $1,440,000 in 2013 to $1,461,000 in 2014.  The increase in maintenance revenue in 2014 is primarily due to new software sales in fiscal 2014.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 93.0% and 92.4% for 2014 and 2013, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero Discovery and Cicero Discovery Automation products. The cost of maintenance should increase slightly.

Services.  Services revenue for the year ended December 31, 2014 decreased 85.4% or $536,000 from $628,000 in 2013 to $92,000 in 2014.  The decrease in services revenues in 2014 is primarily attributable to a decrease in paid consulting engagements.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was (617.4%) and (53.5%) for fiscal 2014 and 2013, respectively.  The increase in gross margin loss in 2014 was primarily attributable to the decrease in consulting revenue partially offset by a decrease in consulting expenses from a decrease in headcount and reduced travel expense.

Services revenues are expected to increase as the Cicero Discovery and Cicero Discovery Automation products gain acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as industry conference participation and promotional expenses. Sales and marketing expenses decreased 22.8% or $325,000 to $1,098,000 in 2014.  The decrease is primarily attributable to lower headcount, a decrease in trade shows expense and lower travel expenses.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.  Research and development expense decreased 3.5% or $45,000 to $1,227,000 in 2014. The decrease in costs is primarily due to lower headcount and a decrease in travel expenses partially offset by an increase in outside professional services.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses decreased 7.1% or $75,000 to $980,000 in 2014.  The decrease is primarily attributable to a decrease in headcount and stock option expense partially offset by an increase in bad debt expense.

General and administrative expenses are expected to remain fairly static going forward.

Goodwill impairment charge. In 2014, we recorded a non-cash goodwill impairment charge of $1,174,000. We test goodwill for impairment annually on December 31 using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, guideline public company methodology and industry transaction methodology. Our goodwill impairment test as of December 31, 2014, indicated that the carrying value of our SOA acquisition goodwill exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1,174,000 in fiscal year 2014, reducing our goodwill from $2,832,000 to $1,658,000.  No impairment of goodwill was identified as of December 31, 2013.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2014 and 2013. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Charges). Other income (net) increased $185,000 from other loss of $1,000 in 2013 to other income of $184,000 in 2014.  The increase is primarily due to income from the write off of old liabilities of approximately $208,000 partially offset by $24,000 of expense for a prior year matching contribution to its defined contribution plan.

Interest expense increased $227,000 from $545,000 in 2013 to $772,000 in 2014 due to the increase in debt obligations incurred by the Company in fiscal year 2014.

Net Loss. Net loss increased $721,000 from a net loss of $3,206,000 in 2013 to a net loss of $3,927,000 in fiscal 2014.  The increase in loss is primarily due to the goodwill impairment charge, the increase in interest expense, and the decrease in operating revenue which caused a decrease in operating expenses in fiscal year 2014.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $20,000 on December 31, 2014 compared with $5,000 on December 31, 2013, an increase of $15,000.  The Company incurred a net loss of $3,927,000 for the year ended December 31, 2014 compared to net loss of $3,206,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for fiscal 2014 and 2013. At December 31, 2014, the Company had a working capital deficiency of $14,258,000.

Operating activities utilized $1,880,000 in cash, which was primarily comprised of the loss from operations of $3,927,000, a $208,000 non-cash gain from the write off of old liabilities and a decrease of $29,000 in prepaid expenses.  This was offset by non-cash charges for depreciation of $22,000 and stock-based compensation expense of $71,000, bad debt expense of $40,000, goodwill impairment charge of $1,174,000, a decrease in trade receivable of $50,000, an increase of trade payables and other accruals of $910,000 and an increase of deferred revenue of $17,000.

 The Company utilized approximately $7,000 in cash in the purchase of updating the Company’s network and computer equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2014 with cash on hand from December 31, 2013, the revenue generated in fiscal 2014, as well as, through the use of proceeds from other short-term borrowings in the amount of $1,902,000, net of repayments.

From time to time during 2012 through 2014, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until June 30, 2015.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest.

Although the Company has incurred an operating loss of approximately $3,927,000 for the year ended December 31, 2014, and has a history of operating losses, management believes that its repositioned strategy of leading with its Discovery product to measure how work happens and then follow with its integration capabilities through its Automation product will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 31, 2015, on our consolidated financial statements for the period ended December 31, 2014 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements. We have no unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Critical Accounting Policies

The policies discussed below are considered by us to be critical to an understanding of our consolidated financial statements because they require us to apply the most judgment and make estimates regarding matters that are inherently uncertain.  Specific risks for these critical accounting policies are described in the following paragraphs.  With respect to the policies discussed below, we note that because of the uncertainties inherent in forecasting, the estimates frequently require adjustment.

Our consolidated financial statements and related disclosures, which are prepared to conform to accounting principles generally accepted in the United States of America, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and accounts receivable and expenses during the period reported.  We are also required to disclose amounts of contingent assets and liabilities at the date of the consolidated financial statements.  Our actual results in future periods could differ from those estimates.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

We consider the most significant accounting policies and estimates in our consolidated financial statements to be those surrounding: (1) revenue recognition; (2) allowance for doubtful trade accounts receivable; (3) goodwill; (4) capitalization and valuation of software product technology; and (5) valuation of deferred tax assets.  These accounting policies, the basis for any estimates and potential impact to our consolidated financial statements, should any of the estimates change, are further described as follows:

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

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future.  At December 31, 2014, we had a valuation allowance of $56,454,000 against $56,454,000 of gross deferred tax assets.  We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2014, the Company has net operating loss carryforwards of approximately $136,914,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2018 and 2034.

Recent Accounting Pronouncements:

In August 2014, the FASB issued a new accounting standard update which provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the consolidated financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance.  According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

(b) Management’s Responsibility for Consolidated Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements fairly represent the Company’s consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c) Management’s Assessment of Internal Control over Financial Reporting

The management of Cicero Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	73	Director and Chairman
John Broderick	65	Director and Chief Executive Officer/Chief Financial Officer
Antony Castagno	47	Director and Chief Technology Officer
Mark Landis	73	Director
Bruce W. Hasenyager	73	Director
Jay R. Kingley	54	Director
Charles B. Porciello	79	Director
Bruce D. Miller	64	Director
John W. Atherton, Jr.	72	Director
Don Peppers	64	Director

John L. Steffens
Director since May, 2007.

Mr. Steffens was appointed to our Board of Directors on May 16, 2007, and is the Founder and Senior Managing Director of Spring Mountain Capital, LP. Prior to founding Spring Mountain Capital in 2001, Mr. Steffens spent 38 years at Merrill Lynch & Co., Inc., where he held numerous senior management positions, including President of Merrill Lynch Consumer Markets, Vice Chairman of Merrill Lynch & Co., Inc., and Chairman of its U.S. Private Client Group. Under his leadership, the Private Client Group experienced tremendous growth, increasing assets under management from $200 billion to $1.6 trillion. Mr. Steffens also served on the board of directors of Merrill Lynch & Co., Inc. from April 1986 until July 2001.

Mr. Steffens currently serves on the board of directors of Colony Financial, Inc. He also serves on the board of managers of HealthpointCapital and the advisory boards of StarVest Partners and Wicks Communication & Media Partners, L.P. In addition, he is currently National Chairman Emeritus of the Alliance for Aging Research and a member of the Board of Overseers of the Geisel School of Medicine at Dartmouth. Previously, Mr. Steffens served as Chairman of the Securities Industry Association (now the Securities Industry and Financial Markets Association, or SIFMA) and as a Trustee of the Committee for Economic Development. In 2010, Mr. Steffens was the recipient of the Billie Jean King Contribution Award from the Women's Sports Foundation. Mr. Steffens received a B.A. in Economics from Dartmouth College and also completed Harvard Business School’s Advanced Management Program.  We believe Mr. Steffen’s qualifications to serve on our Board of Directors include his experience in leading complex enterprises and his experience as a senior executive.

John P. Broderick
Director since July 2005.

Mr. Broderick is currently the Chief Executive Officer and Chief Financial Officer of the Company and is also a director. Mr. Broderick has served as the Chief Executive Officer of the Company since June 2005, as the Chief Financial Officer of the Company since April 2001, and as Corporate Secretary since August 2001. Prior to joining our Company, Mr. Broderick was Executive Vice President of Swell Inc., a sports media e-commerce company where he oversaw the development of all commerce operations and served as the organization's interim Chief Financial Officer. Previously, Mr. Broderick served as Chief Financial Officer and Senior Vice President of North American Operations for Programmer's Paradise, a publicly held international software marketer.  Mr. Broderick received his B.S. degree in accounting from Villanova University.  We believe Mr. Broderick’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of day to day leadership as our Chief Executive Officer.

Antony Castagno
Director since March 2010.

Mr. Castagno has been the Chief Technology Officer of the Company since January 2010 and a director since March 2010.  Mr. Castagno brings over 20 years of leadership and technology experience to Cicero and is responsible for the technology vision and execution for Cicero’s customer experience software. Prior to joining Cicero in January 2010, Mr. Castagno was the Chief Executive Officer of SOAdesk LLC, which pioneered the Intelligent Agent Desktop and Customer Interaction Management space. From 2005 to 2007, Mr. Castagno was the co-founder and Chief Technology Officer for OpenSpan, where he led the development of client side integration. Mr. Castagno graduated from the United States Military Academy at West Point in 1989 with a B.S. degree in Computer Science. Over the course of Mr. Castagno’s career, he has held leadership and technology positions with Deloitte, Verifone, ADP, Personic and was the founder of Vertical Thought an Atlanta-based technology incubator.  We believe Mr. Castagno’s qualifications to serve on our Board of Directors include his experience as Chief Executive Officer of SOAdesk LLC.

Mark Landis
Director since July 2005.

Mr. Landis has been a Director of the Company since July 2005.  Mr. Landis retired in 2003 from Siemens Building Technology’s where he served as president of the North American Security Division since 2001.  Previously he served as CEO of Security Technologies Group from 1988 until it was sold to Siemens Building Technology’s in 2001.  In 2008 he became Chairman of Docassist, LLC.  Mr. Landis earned his B.A. from Cornell University and his Juris Doctorate from the University of Pennsylvania.  Mr. Landis received his Chartered Property and Casualty Underwriter (CPCU) from the American Institute for Property and Liability Underwriters.  We believe Mr. Landis’ qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

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

Jay R. Kingley
Director since November 2002.

Mr. Kingley has been a Director of the Company since 2002.  Mr. Kingley is currently Managing Partner/Chief Executive Officer of Apogee Group LLC d/b/a Lionshare Partners, a consultancy that helps entrepreneurs and businesses create, build, and operate a market changing business through innovation, disciplined execution, and intelligently leveraging technology.  Mr. Kingley also serves as the Executive Chairman of the Mindful Eating Company, a healthcare business focused on the treatment of obesity.  He is also a member of the Board of Directors of Collaborative Health, a privately owned technology platform focused on employer wellness.  Prior to these, Mr. Kingley was a managing director in charge of business innovation and development at Zurich Financial Services.  He also served as head of the financial services practice and as a member of the operating committee of Diamond Management & Technology Consultants.  We believe Mr. Kingley’s qualifications to serve on our Board of Directors include his experience as Chief Executive Officer of a business consulting company that helps clients leverage technology for competitive advantage and as a Board Member of a technology based services company.

Charles B. Porciello
Director since June 2005.

Mr. Porciello has been a Director since June 6, 2005.  He is co-founder and partner in Business Vision Advisors, LLC, a firm established to assist businesses enter the US Federal Market.  He retired from Pilar Services in 2010 after serving as CEO for seven years. Prior to that, he served as Chief Operating Officer of Enterprise Integration Corporation, a minority-owned IT services company and worked for various IT companies, developing and facilitating in their growth.   Mr. Porciello retired from the U.S. Air Force in 1982 after serving his country for twenty four years. Mr. Porciello graduated from the U.S. Military Academy with a B.S. in Engineering and received his Master’s Degree in Management from the University of Nebraska.  We believe Mr. Porciello’s qualifications to serve on our Board of Directors include his experience as Chief Operating Officer of an IT service company and his many years of experience in the industry.

Bruce D. Miller
Director since July 2005.

Mr. Bruce D. Miller has been a Director since July 2005.  He has served as General Partner of Delphi Partners, Ltd. a closely held investment partnership, since 1989.  Mr. Miller is a long-standing member of the board of Cape Air/Nantucket Airlines and was recently named a Trustee of the Cape Cod Five Cent Savings Bank. He has been involved with numerous non-profits in his home town of Nantucket, Massachusetts.  Mr. Miller received both a B.S. in Finance and an M.B.A. from Lehigh University.  We believe Mr. Miller’s qualifications to serve on our Board of Directors include his experience as General Partner of a privately owned investment partnership.

John W. Atherton, Jr.
Director since May 2006.

Mr. Atherton has been a Director since May 12, 2006.  Since 2009, Mr. Atherton has been the President and Chief Financial Officer of CityFed Financial, a financial holding company, based in Nantucket, Massachusetts.  He previously served as Chairman of CityFed Financial from 1991 until 2005 and also Vice President and Chief Financial Officer from 2005 until 2009.  Mr. Atherton received his B.A. Degree from Wesleyan University (Middletown, Connecticut) and an M.B.A. with Distinction from Babson College (Wellesley, Massachusetts).  We believe Mr. Atherton’s qualifications to serve on our Board of Directors include his experience as Chief Financial Officer and Chairman of a financial holding company.

Don Peppers
Director since June 2007.

Mr. Peppers has been a Director since June 20, 2007.  Mr. Peppers formed Marketing 1:1, Inc. in January 1992 which became Peppers & Rogers Group, a customer-centered management consulting firm with offices located in the United States, Europe, the Middle East, Latin America and South Africa.  He has written or co-authored ten books on marketing, sales, and customer relationships issues.  Peppers & Rogers Group is now a unit of TeleTech Holdings (TTEC), a business process outsourcer based in Denver, Colorado.  From October 1990 to January 1992, Mr. Peppers was the Chief Executive Officer of Perkins/Butler Direct Marketing, a top-20 U.S.-direct-marketing agency.  Prior to marketing and advertising, he worked as an economist in the oil business and as the director of accounting for a regional airline. Mr. Peppers holds a Bachelor's Degree in astronautical engineering from the U.S. Air Force Academy, and a Master's Degree in public affairs from Princeton University's Woodrow Wilson School.  We believe Mr. Pepper’s qualifications to serve on our Board of Directors include his years of experience providing strategic advisory services to organizations.

There are no family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mr. Bruce Miller, Mr. Bruce Hasenyager and Mr. John W. Atherton, Jr. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2014. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of The NASDAQ Stock Market’s listing standards. Mr. John W. Atherton, Jr. was designated the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K due to his experience as a Chief Financial Officer of a public company.

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

Components of Executive Compensation

The compensation program for our Named Executive Officers consists of:

●	Base salary;
●	Non-equity incentive plan compensation;
●	Long-term equity incentive compensation; and
●	Other benefits

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2014.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our executive officers’ incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. We believe that these metrics also correlate to stockholder value and individual performance. Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2014 and 2013 and our Chief Technology Officer achieved a non-equity bonus of $7,632 in 2014 and $45,372 in 2013.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2015.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan under which grants may be made, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards.  At December 31, 2014, 1,351,090 shares were available for future option grants and awards.

To date, awards have been mainly in the form of non-qualified stock options granted under the Plan. The Compensation Committee grants these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.  During fiscal 2014, the Company granted options to purchase 15,000 shares to employees.

We account for equity compensation paid to all of our employees under the rules of Financial Accounting Standards Board guidance now codified as ASC 718 “Compensation – Stock Compensation,” which requires us to estimate and record compensation expense over the service period of the award. All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the date of grant. Generally, the granting of a non-qualified stock option to our executive officers is not a taxable event to those employees, provided, however, that the exercise of such stock would result in taxable income to the optionee equal to the difference between the fair market value of the stock on the exercise date and the exercise price paid for such stock. Similarly, a restricted stock award subject to a vesting requirement is also not taxable to our executive officers unless such individual makes an election under section 83(b) of the Internal Revenue Code of 1986, as amended. In the absence of a section 83(b) election, the value of the restricted stock award becomes taxable to the recipient as the restriction lapses.

Other Benefits

Our executive officers participate in benefit programs that are substantially the same as all other eligible employees of the Company.

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal years 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Stock Awards	Non- Equity Incentive Plan Compensation		All Other Compensation (5)	Total
John P. Broderick	2014	$175,000	(1)	--	$25,000	(3)	$7,340	$207,340
Chief Executive Officer, Chief Financial Officer, Corporate Secretary	2013	$175,000	(1)	--	$25,000	(3)	$5,627	$205,627

Antony Castagno	2014	$150,000	(2)	--	$7,632	(4)	$6,981	$164,613
Chief Technology Officer	2013	$150,000		--	$45,372	(4)	$6,289	$201,661

(1)	Mr. Broderick is currently deferring $25,000 of his annual salary which commenced in July 2013.

(2)	Mr. Castagno is currently deferring $25,000 of his annual salary which commenced in April 2014.

(3)
Non-equity incentive plan compensation for Mr. Broderick includes a bonus for certain revenue transactions earned during fiscal year ended December 31, 2014 and 2013.  The revenue transaction was the acceptance of the first contract greater than $300,000 for each fiscal year.

(4)	Non-equity incentive plan compensation for Mr. Castagno includes a bonus for any revenues in excess of his base salary when engaged in consulting services on behalf of the Company.

(5)
Other compensation includes the Company’s portion of major medical insurance premiums and long-term disability premiums for named executives during fiscal years ended December 31, 2014 and 2013, respectively.

Grants of Plan Based Awards

The Company did not award any stock options to the named executives during fiscal 2014 and 2013.  The Company did not award any stock appreciation rights (SARs) during fiscal 2014 and 2013.

The following table presents the number and values of exercisable options as of December 31, 2014 by the named executive.

Outstanding Equity Awards at December 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)		Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
John P. Broderick	549,360	(1)	--	$0.51	08/17/2017
	75,000	(2)	--	$0.09	08/20/2020
						549,630	(3)	$10,993
						1,500,000	(4)	$30,000
Antony Castagno	75,000	(2)	--	$0.09	08/20/2020

(1)	These options were granted on August 17, 2007. This stock option vested in three equal installments with the first installment vesting on August 17, 2007.

(2)	These options were granted on August 20, 2010. This stock option vested in three equal installments with the first installment vesting on August 20, 2010.

(3)	These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.

(4)
These are restricted stock granted on November 9, 2012.  The shares will vest to him in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control.

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2014. Mr. Broderick and Mr. Castagno have 624,360 and 75,000 outstanding options respectively at December 31, 2014.

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

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to the named executive officers has been estimated in the table below and assume a termination date of December 31, 2014.  Since all options held by the executives are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2012 through 2014 that had not been paid in fiscal 2014.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$40,993	$94,792	$135,785
Disability	--	40,993	94,792	135,785
Involuntary termination without cause	175,000	40,993	94,792	310,785
Change in Control	175,000	40,993	94,792	310,785
Antony Castagno
Death	$--	$--	$18,750	$36,987
Disability	--	--	18,750	36,987
Involuntary termination without cause	75,000	--	18,750	93,750
Change in Control	75,000	--	18,750	93,750

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Stock Option Plan

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock that may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. During fiscal 2014, the Company granted options to purchase 15,000 shares to its employees; however, no grants were awarded to our named executive officers during fiscal 2014 and 2013.

Director Compensation

No cash or non-cash compensation was paid during fiscal 2014 by us to our non-employee directors who served during fiscal 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of February 28, 2015 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 85,848,237 common shares, 1,499.628 Series A1 preferred shares and 10,400 Series B preferred shares outstanding as of February 28, 2015.   Beneficial ownership is determined in accordance with Rule 13-3(d) promulgated by the SEC under the Securities Exchange Act of 1934.  Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class	No. of Series A1 Shares	% of Class	No. of Series B Shares	% of Class	% of Combined Classes
John L. Steffens (1)	33,918,814	38.8%	14.832	1.0%	6,400.00	61.5%	42.9	% (2)
Jonathan Gallen (3)	9,283,173	10.8%	--	*	1,667.00	16.0%	12.5	% (4)
Mark and Carolyn P. Landis (5)	3,783,717	4.4%	1,326.136	86.0%	--	*	5.9	% (6)
SOAdesk LLC	8,182,373	9.5%	--	*	5,867.87	36.1%	15.3	% (7)
Bruce Miller	2,892,655	3.4%	--	*	--	*	3.4	% (8)
Don Peppers	2,127,512	2.5%	--	*	1,333.33	12.8%	3.9	% (9)
John P. Broderick	2,676,968	3.0%	--	*	--	*	3.0	% (10)
John W. Atherton, Jr.	166,784	*	--	*	--	*	*	(11)
Bruce W. Hasenyager	50,652	*	--	*	--	*	*	(12)
Charles Porciello	98,286	*	--	*	--	*	*	(13)
Antony Castagno	75,000	*	--	*	--	*	*	(14)
Jay R. Kingley	19,000	*	--	*	--	*	*	(15)
Scott Lustgarten	1,393,934	1.6%	--	*	1,000.00	9.6%	2.8	(16)
All current directors and executive officers as a group (10 persons)	45,809,388	50.3%	1,340.968	87.0%	7,733.33	74.4%	54.8	%(17)

*	Represents less than one percent of the outstanding shares.

1.	The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.

2.
Includes 32,262,529 shares of common stock, 14,832 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock, 6,400,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock, and 1,638,285 shares issuable upon the exercise of warrants and 18,000 shares subject to stock options.

3.	The address of Mr. Gallen is 299 Park Avenue New York, New York 10171.

4.
Ahab Partner, L.P. (“Partners”), Ahab International, Ltd. (“International”), Queequeg Partners, L.P. (“Queequeg”) and Queequeg, Ltd. (“Limited,” and collectively with Partners, International and Queequeg, the “Funds”) held in aggregate 9,283,173 shares of common stock, 1,667,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock. Jonathan Gallen possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the Funds.  In addition, Jonathan Gallen held the power to direct the disposition of 100,000 shares of common stock held in private investment account.  Accordingly, for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Mr. Gallen may be deemed to beneficially own 10,950,173 shares of common stock of the Company.

5.	The address of Mark and Carolyn P. Landis is 54 Dillon Way, Washington Crossing, Pa. 18977.

6.	Includes 3,771,717 shares of common stock, 1,326,136 common shares issuable upon conversion of the Series A-1 Convertible Preferred Stock and 12,000 shares subject to stock options.

7.
Includes 2,000,000 shares of common stock, 6,082,373 shares of common stock issuable upon conversion of the principal and accumulated interest of a $700,000 convertible promissory note and 5,867,867 common shares issuable upon the conversion of the Series B Convertible Preferred Stock issuable upon conversion of a convertible promissory note in the principal amount of $700,000 and accumulated interest of $180,000.

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

10.
Includes 3,248 shares of common stock.  624,360 shares subject to stock options exercisable within sixty (60) days and 2,049,360 shares of restricted stock that is awarded upon termination or change of control.

11.	Includes 148,784 shares of common stock, and 100 shares of common stock held in a self-directed IRA and 18,000 shares subject to stock options.

12.	Consists of 32,652 shares of common stock and 18,000 shares subject to stock options.

13.	Consists of 80,286 shares of common stock and 18,000 shares subject to stock options.

14.	Consists of 75,000 shares subject to stock options.

15.	Consists of 1,000 shares of common stock and 18,000 shares subject to stock options.

16.	Includes 1,193,934 shares of common stock and 1,000,000 common shares issuable upon conversion of the Series B Convertible Preferred Stock, warrants to acquire 200,000 shares of common stock.

17.	Includes shares issuable upon conversion of shares of preferred stock and exercise of options and warrants as described in above Notes for each director and officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from Related Parties

From time to time during 2012 through 2014, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until April 1, 2014.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until April 1, 2015.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest.

During 2012 and 2013, the Company entered into several short-term notes payable with John Broderick, the Chief Executive Office and Chief Financial Officer, for various working capital needs. The notes bear interest at 12% and were unsecured. At December 31, 2013, the Company was indebted to Mr. Broderick in the approximate amount of $6,000 in principal and $500 in interest. The notes and interest were paid in full in fiscal 2014.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC which was acquired by the Company in 2010.  During 2013, the Company entered into a short term note payable with Mr. Castagno for various working capital needs.  The note bears interest of 10% and was unsecured.  At December 31, 2014, the Company was indebted to Mr. Castagno in the approximate amount of $15,000 in principal and $1,400 in interest.  The note and interest were paid in full in March 2015.

Director Independence

Our Board of Directors currently consists of ten members.  They are John L. Steffens, John P. Broderick, Antony Castagno, Mark Landis, Bruce Hasenyager, Jay Kingley, Bruce D. Miller, Charles Porciello, John W. Atherton, Jr, and Don Peppers.  Mr. Steffens is the Company’s Chairman of the Board, Mr. Broderick is the Company’s Chief Executive Officer and Chief Financial Officer and Mr. Castagno is the Company’s Chief Technology Officer.  The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the NYSE Amex Company Guide, §803(A)(2).  Under such definition, Messrs. Steffens, Landis, Hasenyager, Kingley, Miller, Porciello, Atherton and Peppers are independent directors.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Cherry Bekaert LLP audited our consolidated financial statements for the years ended December 31, 2014 and 2013.

Audit Fees

Audit fees include fees for the audit of the Company’s annual consolidated financial statements, fees for the review of the Company’s interim consolidated financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered to our company for the audit of the Company's annual consolidated financial statements for fiscal year 2014 and 2013 (and reviews of quarterly consolidated financial statements on Form 10-Q) were $81,150 and $78,750, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. There were no audit-related fees billed by Cherry Bekaert LLP for fiscal years 2014 and 2013.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Cherry Bekaert LLP for these services in 2014 and 2013.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Cherry Bekaert LLP for fiscal years 2014 and 2013.

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(A)           Consolidated Financial Statements

The following consolidated financial statements of the Company and the related reports of Independent Registered Public Accounting Firms thereon are set forth immediately following the Index of Consolidated Financial Statements which appears on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

3.2	Certificate of Designation relating to Series A1 Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.2 to Level 8’s Form 8-K filed January 17, 2007).

3.3	Certificate of Incorporation of Level 8 Systems, Inc., a Delaware corporation, as amended August 4, 2003 (incorporated by reference to exhibit 3.1 to Level 8’s Form 10-K filed March 31, 2004).

3.4	Bylaws of Level 8 Systems, Inc., a Delaware corporation (incorporated by reference to exhibit 3.2 to Level 8’s Form 10-K filed April 2, 2002).

3.5	Certificate of Designation relating to Series B Convertible Redeemable Preferred Stock (incorporated by reference to exhibit 3.1 to Level 8’s Form 8-K filed January 20, 2010).

4.1	Form of Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.3 to Cicero Inc.’s Form 10-K filed March 31, 2011).

4.4	Form of Investor Warrant Agreement (incorporated by reference to exhibit 4.4 to Cicero Inc.’s Form 10-K filed March 31, 2014)

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

10.10	Cicero Inc. 2007 Employee Stock Option Plan (incorporated by reference to exhibit 10.22 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.12	Promissory Note of Cicero Inc., dated October 29, 2007 among Cicero Inc. and John L. Steffens (incorporated by reference to exhibit 10.24 to Cicero Inc.’s Form 10-K filed March 31, 2008).

10.15	Revolving Loan Agreement dated November 3, 2008 among Cicero Inc. and Barbara Sivan (incorporated by reference to exhibit 10.15 to Cicero Inc., Form 10-K filed March 31, 2009).

10.17	Form of Long-term Promissory Note dated March 31, 2009 (incorporated by reference to exhibit 10.17 to Cicero Inc., Form 10-K filed March 31, 2009).

10.19	Asset Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc., and SOAdesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K filed January 20, 2010).

10.20
Amendment No. 1 to the Purchase Agreement dated January 15, 2010 between Cicero Inc., Vertical Thought Inc., and SOADesk LLC (incorporated by reference to exhibit 2.1 to Cicero’s Form 8-K/A filed April 2, 2010).

10.21
Registration Rights Agreement, dated as of January 15, 2010, by and among Cicero Inc. and the Purchasers thereto (incorporated by reference to exhibit 4.4 to Cicero Inc.’s Form 8-K filed January 20, 2010).

10.22	Form of Short Term Secured Promissory Note of Cicero Inc. among Cicero Inc. and John Broderick (incorporated by reference to exhibit 10.22 to Cicero Inc.’s Form 10-K filed March 31, 2014).

10.23	Source Code License Agreement between Cicero Inc. and Convergys Customer Management Group Inc. (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.9
Lease Agreement for Cary, N.C. offices, dated July 21, 2010, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.9 to Cicero Inc.’s Form 10-K filed March 31, 2011).

10.24	Form of Short-Term Promissory Note of Cicero Inc. among Cicero Inc. and John L. Steffens (incorporated by reference to exhibit 10.16 to Cicero Inc., Form 10-K filed April 16, 2012).

10.25	Form of Short-Term Promissory Note of Cicero Inc. among Cicero Inc. and Antony Castagno (incorporated by reference to exhibit 10.25 to Cicero Inc.’s Form 10-K filed March 31, 2014).

10.26	Amended Employment Agreement between John P. Broderick and the Company effective January 1, 2012 (incorporated by reference to exhibit 10.26 to Cicero Inc., Form 10-K filed April 15, 2013)*

10.27
Registration Rights Agreement, dated as of March 20, 2013, by and among Cicero Inc. and the Purchasers thereto (incorporated by reference to exhibit 10.27 to Cicero Inc.’s Form 10-K filed March 31, 2014).

10.28	Form of Securities Purchase Agreement by and among Cicero, Inc. and the Purchasers thereto (incorporated by reference to exhibit 10.28 to Cicero Inc.’s Form 10-K filed March 31, 2014).

10.29	Amended Employment Agreement between Antony Castagno and the Company effective July 3, 2013 (incorporated by reference to exhibit 10.29 to Cicero Inc.’s Form 10-K filed March 31, 2014)*.

10.30	Lease Agreement for Cary, N.C. offices, dated July 11, 2014, between Cicero Inc. and Regency Park Corporation (filed herewith).

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*        Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

Date: March 31, 2015	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date
/s/John L. Steffens John L. Steffens	Chairman of the Board	March 31, 2015
/s/ John P. Broderick John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive and Financial and Accounting Officer)	March 31, 2015
/s/ Antony Castagno Antony Castagno	Chief Technology Officer	March 31, 2015
/s/ Mark Landis Mark Landis	Director	March 31, 2015
/s/ Bruce Hasenyager Bruce Hasenyager	Director	March 31, 2015
/s/ Jay Kingley Jay Kingley	Director	March 31, 2015
/s/ Bruce D. Miller Bruce D. Miller	Director	March 31, 2015
/s/ Charles Porciello Charles Porciello	Director	March 31, 2015
/s/ John W. Atherton, Jr. John W. Atherton, Jr.	Director	March 31, 2015
/s/ Don Peppers Don Peppers	Director	March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Cicero Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2014.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP
Raleigh, North Carolina
March 31, 2015

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$20	$5
Trade accounts receivable	1,035	1,125
Prepaid expenses and other current assets	237	208
Total current assets	1,292	1,338
Property and equipment, net	14	29
Goodwill (Note 4)	1,658	2,832
Total assets	$2,964	$4,199
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 5)	$8,492	$456
Accounts payable	2,012	2,219
Accrued expenses:
Salaries, wages, and related items	1,400	1,235
Interest payable	1,674	959
Other	573	417
Deferred revenue	1,399	1,382
Total current liabilities	15,550	6,668
Long-term debt	--	6,134
Total liabilities	15,550	12,802
Commitments and contingencies (Notes 11 and 12)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – 1,499.6 shares issued and outstanding at December 31, 2014; 1,541.6 shares issued and outstanding at December 31, 2013, $500 per share liquidation preference (aggregate liquidation value of $750)	--	--
Series B – 10,400 shares issued and outstanding at December 31, 2014 and 2013, $500 per share liquidation preference (aggregate liquidation value of $5,200)	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized at December 31, 2014 and 2013; 85,848,237 issued and outstanding at December 31, 2014 and 85,806,247 issued and outstanding at December 31, 2013 (Note 7)	86	86
Additional paid-in-capital	237,206	237,135
Accumulated deficit	(249,878)	(245,824)
Total stockholders’ deficit	(12,586)	(8,603)
Total liabilities and stockholders’ deficit	$2,964	$4,199

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013
Revenue:
Software	$350	$124
Maintenance	1,461	1,440
Services	92	628
Total operating revenue	1,903	2,192
Cost of revenue:
Software	--	28
Maintenance	103	110
Services	660	964
Total cost of revenue	763	1,102
Gross margin	1,140	1,090
Operating expenses:
Sales and marketing	1,098	1,423
Research and product development	1,227	1,272
General and administrative	980	1,055
Goodwill impairment charge	1,174	--
Total operating expenses	4,479	3,750
Loss from operations before other income (charges)	(3,339)	(2,660)
Other income (charges):
Interest expense	(772)	(545)
Other (Note 1)	184	(1)
	(588)	(546)

Net loss	(3,927)	(3,206)
8% preferred stock Series B dividend	127	127
Net loss applicable to common stockholders	$(4,054)	$(3,333)

Loss per share – basic and diluted	$(0.05)	$(0.04)

Average shares outstanding – basic and diluted	85,816	85,198

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2012	83,294,286	$83	11,941	--	$236,919	$(242,491)	$(5,489)
Dividend for preferred B stock						(127)	(127)
Issuance of stock for payment of debt/interest	198,000				10		10
Issuance of stock for external consulting fees	673,720	1			34		35
Issuance of common stock	1,640,241	2			80		82
Options issued as compensation					8		8
Restricted shares issued as compensation					84		84
Net loss						(3,206)	(3,206)
Balance at December 31, 2013	85,806,247	$86	11,941	--	$237,135	$(245,824)	$(8,603)
Dividend for preferred B stock						(127)	(127)
Conversion of preferred stock	41,990		42				--
Options issued as compensation					2		2
Restricted shares issued as compensation					69		69
Net loss						(3,927)	(3,927)
Balance at December 31, 2014	85,848,237	$86	11,899	--	$237,206	$(249,878)	$(12,586)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,927)	$(3,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	55
Stock compensation expense	71	92
Stock issuance for external consulting fees	--	35
Bad debt expense	40	--
Goodwill impairment charge	1,174	--
Gain on write down of accrued liability	(208)	--
Changes in assets and liabilities:
Trade accounts receivable	50	122
Prepaid expenses and other assets	(29)	81
Accounts payable and accrued expenses	910	453
Deferred revenue	17	(7)
Net cash used in operating activities	(1,880)	(2,375)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(9)
Net cash used in investing activities	(7)	(9)
Cash flows from financing activities:
Issuance of common stock	--	65
Borrowings under short and long-term debt	2,296	2,671
Repayments of short and long-term debt	(394)	(416)
Net cash provided by financing activities	1,902	2,320
Net increase/(decrease) in cash	15	(64)
Cash at beginning of year	5	69
Cash at end of year	$20	$5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$12	$12
Interest	$56	$19

Non-Cash Investing and Financing Activities

2014

None.

2013

During February 2013, the Company converted $10,000 of interest payable to a private lender by issuing 198,000 shares of its common stock.
The accompanying notes are an integral part of the consolidated financial statements.

 CICERO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Cicero Inc., (‘’Cicero’’ or the ‘’Company’’), is a provider of business integration software which enables organizations to integrate new and existing information and processes at the desktop.  Business integration software addresses the emerging need for a company’s information systems to deliver enterprise-wide views of the company’s business information processes. Cicero Inc. was incorporated in New York in 1988 as Level 8 Systems, Inc. and re-incorporated in Delaware in 1999.

Going Concern and Management Plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $3,927,000 for the year ended December 31, 2014, and has a history of operating losses. Management believes that its repositioned strategy of leading with its Discovery product to measure how work happens and then follow with its integration capabilities through its Discovery Automation product will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company’s subsidiaries are wholly owned for the periods presented.

All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from these estimates.  Significant estimates include the recoverability of long-lived assets, valuation and recoverability of goodwill, stock based compensation, revenue recognition, deferred taxes and related valuation allowances and valuation of equity instruments.

Financial Instruments:

The carrying amount of the Company’s financial instruments, representing accounts receivable, accounts payable and short-term debt approximate their fair value due to their short-term nature.

Cash:

The Company places substantially all cash with various financial institutions. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2014, the Company did not exceed these insured amounts.

Trade Accounts Receivable:

Trade accounts receivable are stated in the amount management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts.  Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable.  Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Long-Lived Assets:

The Company reviews the recoverability of long-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. The Company accounts for impairments under the Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment.”

Accrued Other:

Accrued other is primarily comprised of accrued dividends of $359,000 and $233,000 at December 31, 2014 and 2013, respectively, and the remaining balance is comprised of accrued tax, royalty, consulting and other.

Revenue Recognition:

We derive revenue from three sources: license fees, maintenance and support revenue and professional services. Maintenance and support consists of technical support. Professional services primarily consists of consulting, implementation services and training. Significant management judgments and estimates are made and used to determine the revenue recognized in any accounting period. Material differences may result in changes to the amount and timing of our revenue for any period if different conditions were to prevail. We present revenue, net of taxes collected from customers and remitted to governmental authorities.

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

Cost of Revenue:

The primary component of the Company’s cost of revenue for its software products is the amortization of software for the assets acquired from SOAdesk in January 2010.

The primary component of the Company’s cost of revenue for maintenance and services is compensation expense.

Advertising Expenses:

The Company expenses advertising costs as incurred.  Advertising expenses were approximately $218,000 and $388,000, for the years ended December 31, 2014 and 2013, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred unless such costs meet the software capitalization criteria.  Research and development expenses were approximately $1,227,000 and $1,272,000, for the years ended December 31, 2014 and 2013, respectively.

Goodwill impairment charge.

In 2014, we recorded a non-cash goodwill impairment charge of $1,174,000. We test goodwill for impairment annually on December 31 using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, guideline public company methodology and industry transaction methodology. Our goodwill impairment test as of December 31, 2014, indicated that the carrying value of our SOA acquisition goodwill exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1,174,000 in fiscal year 2014, reducing our goodwill from $2,832,000 to $1,658,000.  No impairment of goodwill was identified as of December 31, 2013.

Other Income/(net):

Other income (net) in fiscal 2014 consists primarily of a write off of certain liabilities deemed no longer payable of $208,000 partially offset by $24,000 of expense for a prior year matching contribution to its defined contribution plan.

Income Taxes:

The Company uses FASB guidance now codified as ASC 740 “Income Taxes” to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is ‘’more likely than not’’ that recorded deferred tax assets will not be realized.  (See Note 6.)

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2014 and 2013, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2014	2013
Stock options	3,150,110	3,396,210
Warrants	5,281,333	6,281,333
Preferred stock	11,899,628	11,941,618
	20,331,071	21,619,161

$127,000 was accrued for dividends on the Series B Preferred Stock in fiscal year 2014 and 2013, respectively.

Stock-Based Compensation:

The Company accounts for stock-based compensation to employee under ASC 718 “Compensation – Stock Compensation,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company granted 15,000 options in fiscal year 2014 at an exercise price of $0.02 per share and recognized approximately $2,000 of stock-based compensation.  The Company granted 25,000 options in fiscal 2013 at an exercise price of $0.05 per share and recognized approximately $8,000 of stock-based compensation.  The Company recognized as stock-based compensation approximately $27,000 and $36,000 in fiscal 2014 and 2013, respectively, for the restricted shares issued in 2007 to John Broderick, the Chief Executive Officer.  Additionally, the Company recognized as stock based compensation approximately $43,000 and $48,000 in fiscal year 2014 and 2013, respectively, for the 1,500,000 restricted shares issued in 2012 to John Broderick.

The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2014	2013
Fair value of common stock	$0.02	$0.05
Expected life (in years)	9.99 years	9.99 years
Expected volatility	181%	169%
Risk free interest rate	0.86%	0.40%
Expected dividend yield	0%	0%

Recent Accounting Pronouncements:

In August 2014, the FASB issued a new accounting standard update which provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the consolidated financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance.  According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

NOTE 2. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2014	2013
Current trade accounts receivable	$1,035	$1,125

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2014	2013
Computer equipment	$150	$143
Furniture and fixtures	24	24
Office equipment	35	35
	209	202
Less: accumulated depreciation and amortization	(195)	(173)

	$14	$29

Depreciation and amortization expense of property and equipment was $22,000 and $27,000 for the years ended December 31, 2014 and 2013, respectively.

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

Upon completion of the fiscal year 2014 test, the goodwill of our SOA acquisition was determined to be impaired. The impairment was the result of slower than projected growth in revenue. This goodwill impairment charge of $1,174,000 also represented our accumulated goodwill impairment as of December 31, 2014.  There was no impairment of goodwill in year 2013.

Goodwill
Balance at December 31, 2013	$2,832,000
Additions	--
Impairment	1,174,000
Balance at December 31, 2014	$1,658,000

The Company’s intangible asset with a finite life in the amount of $2,103,000 was being amortized over its estimated useful life of 3 years for software acquired from SOAdesk LLC. Amortization expense is $28,000 for fiscal 2013. At December 31, 2013, the intangible asset has been fully amortized.

NOTE 5. DEBT

Debt and notes payable to related party consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Note payable – asset purchase agreement (a)	$700	$700
Note payable – related party (b)	6,706	4,419
Notes payable (c)	1,086	1,471
Total debt	8,492	6,590
Less current portion	(8,492)	(456)
Total long term debt	$--	$6,134

(a)
In June 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5% as per the Asset Purchase Agreement.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $175,000 in interest. At December 31, 2013, this debt was classified as long-term debt but subsequently has been reclassified to short-term debt.

The note is convertible into shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The Company is obligated to repay any principal of the loan with 50% of any gross proceeds of any Series B Preferred capital raised through maturity of the note.  The note is convertible at the holder’s option at any time or at maturity.

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

During 2013, the Company entered into a short-term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note was non-interest bearing and unsecured. At December 31, 2013, the Company was indebted to Mr. Castagno in the approximate amount of $15,000. No interest was paid in fiscal 2013.  In March 2014, Mr. Castagno amended the note extending the term date till December 31, 2014 and the note bears interest at 10%.  At December 31, 2014, the Company was indebted to Mr. Castagno in the amount of $15,000 in principal and approximately $1,400 in interest.  In March 2015, the debt of $15,000 and approximate interest of $1,700 was paid in full.

From time to time during 2012 through 2014, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year, are unsecured and mature on June 30, 2015. At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until June 30, 2015. As such this amount was classified as long-term debt at December 31, 2013.  In June 2014, the Company reclassified its outstanding debt with Mr. Steffens to short-term debt.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest.

(c)
The Company has issued a series of short-term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the aggregate principal amount of $50,000 of principal and $41,000 of interest and $435,000 of principal and $61,000 of interest, respectively, as of December 31, 2014 and December 31, 2013, bear interest between 10% and 36% per annum.  The Company repaid approximately $385,000 of the outstanding notes and $53,000 of interest in fiscal year 2014.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock and the note was amended to extend the maturity date till March 28, 2015.  In March 2015, the note was amended to extend the maturity date till June 30, 2015.  At December 31, 2013, the Company was indebted to SOAdesk in the amount of $700,000 of principal and $172,000 in interest and was classified as long-term debt but subsequently had been reclassified to short-term debt.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $207,000 in interest. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2014, the maturity date of the note was extended to June 30, 2015 and reclassified to long term debt at December 31, 2013.  At December 31, 2014, the Company was indebted to this private lender in the amount of $336,000 in principal and $112,000 in interest.

NOTE 6. INCOME TAXES

The Company follows the provisions of ASC Topic 740, “Income Taxes,” and recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority.  The Company applies ASC Topic 740 to all tax positions for which the statute of limitations remains open.

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.  The evaluation was performed for the tax years 2012 through 2014, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2010.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the period for the tax years 2013 and 2014.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2014	2013
Expected income tax benefit at statutory rate (34%)	$(1,335)	$(1,090)
State taxes, net of federal tax benefit	(235)	(192)
Effect of change in valuation allowance	(6,994)	(9,876)
Non-deductible expenses	1	4
Expiration of net operating loss deductions	8,563	11,154
Total	$--	$--

Significant components of the net deferred tax asset (liability) at December 31 were as follows:

	2014	2013
Current assets:
Accrued expenses, non-tax deductible	$153	$99
Deferred revenue	560	553
Contingent payments	(831)	(831)
Noncurrent assets:
Stock compensation expense	616	580
Loss carryforwards	54,765	61,942
Depreciation and amortization	1,191	1,105
	56,454	63,448

Less: valuation allowance	(56,454)	(63,448)

	$--	$--

At December 31, 2014, the Company had net operating loss carryforwards of approximately $136,914,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2018 and 2034. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating losses related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2014 and 2013 since management does not believe that it is more likely than not that these assets will be realized.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.  In December 2014, the Company completed a Section 382 study which concluded that an ownership change occurred for the three year testing period ended March 2000 but that no other ownership change occurred through December 2014 leaving our NOL carryforwards balance at December 31, 2014 at approximately $136,914,000. The study further concluded that the NOL limitation would not affect the three years in question as the total NOL’s for those years is less than the calculated limitation.

NOTE 7. STOCKHOLDERS’ EQUITY

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

Common Stock:

During February 2013, the Company converted approximately $10,000 of interest payable to a private lender by issuing 198,000 shares of its common stock.  We had no such transactions in 2014.

Stock Grants:

In November 2012, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 1,500,000 shares which will vest to him upon his termination, or change in control.  The Company valued the award at the fair market value of the date of the award and is amortizing the total expense of $75,000 over the implicit service period of 2 years.  The Company recorded expense of approximately $43,000 and $48,000 and in fiscal 2014 and 2013, respectively. The Company has recognized all compensation expense associated with this grant as of December 31, 2014.

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination.  The Company used the Black-Scholes method to value these shares and assumed a life of 7 years.  The Company recorded compensation expense of approximately $27,000 and $36,000 for fiscal 2014 and 2013.  The Company has recognized all compensation expense associated with this grant as of December 31, 2014.

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

Under the terms of the Plans, the exercise price of the stock options may not be less than the fair market value of the stock on the date of the award and the options are exercisable for a period not to exceed ten years from date of grant. Stock appreciation rights entitle the recipients to receive the excess of the fair market value of the Company's stock on the exercise date, as determined by the Board of Directors, over the fair market value on the date of grant. Performance shares entitle recipients to acquire Company stock upon the attainment of specific performance goals set by the Board of Directors. Restricted stock entitles recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period. The Board may also grant unrestricted stock to participants at a cost not less than 85% of fair market value on the date of sale. Options granted vest at varying periods up to five years and expire in ten years.

Activity for stock options issued under these plans for the years ending December 31, 2014 and 2013 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2012	3,921,493	0.06-46.00	$0.36
Granted	25,000	0.05	$0.05
Forfeited	(544,733)	0.06-46.00	$0.44
Expired	(5,550)	22.00-26.00	$25.57
Balance at December 31, 2013	3,396,210	0.05-46.00	$0.31
Granted	15,000	0.02	$0.02
Forfeited	(255,000)	0.06-0.51	$0.38
Expired	(6,100)	31.00	$31.00
Balance at December 31, 2014	3,150,110	0.02-0.51	$0.24	$0.00

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2014 and 2013 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2012	141,667	0.05-0.19	$0.10
Granted	25,000	0.05	$0.05
Vested	(33,334)	0.05-0.19	$0.12
Forfeited	(8,333)	0.16	$0.16
Balance at December 31, 2013	125,000	0.05-0.19	$0.08
Granted	15,000	0.02	$0.02
Vested	(121,667)	0.02-0.19	$0.07
Forfeited	--	---	--
Balance at December 31, 2014	18,333	0.02-0.05	$0.04

There were 15,000 options granted during 2014 and 25,000 options granted during 2013. The weighted average grant date fair value of options issued during the years ended December 31, 2014 and 2013 was equal to $0.02 and $0.05 per share, respectively. There were no option grants issued below fair market value during 2014 and 2013.

At December 31, 2014, there was unrecognized compensation cost of $175 related to stock options which is expected to be recognized over a weighted-average amortization period of one year.

At December 31, 2014 and 2013, options to purchase 3,131,777 and 3,271,210 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.02 to $0.5. The following table summarizes information about stock options outstanding at December 31, 2014:

Exercise Price	Number Outstanding	Remaining Contractual Life for Options Outstanding	Number Exercisable	Weighted Average Exercise Price

$0.02-0.08	720,000	6.8	701,667	$0.07
0.09	947,750	5.6	947,750	0.09
0.10-0.37	360,000	4.4	360,000	0.15
0.38-31.00	1,122,360	2.6	1,122,360	0.51

	3,150,110	4.7	3,131,777	$0.24

Preferred Stock:

Series A-1

The holders of the Series A-1 preferred stock shall have the rights and preferences set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware.  The Series A-1 preferred stock is convertible at any time at the option of the holder into an initial conversion ratio of 1,000 shares of common stock for each share of Series A-1 preferred stock.  The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations.  The Series A-1 preferred stock is also convertible on an automatic basis in the event that (i) the Company closes on an additional $5,000,000 equity financing from strategic or institutional investors, or (ii) the Company has four consecutive quarters of positive cash flow as reflected on the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) and filed with the Securities Exchange Commission.  The holders of Series A-1 preferred stock are entitled to receive equivalent dividends on an as-converted basis whenever the Company declares a dividend on its common stock, other than dividends payable in shares of common stock.  The holders of the Series A-1 preferred stock are entitled to a liquidation preference of $500 per share of Series A-1 preferred stock upon the liquidation of the Company.  The Series A-1 preferred stock is not redeemable.

The holders of Series A-1 preferred stock also possess the following voting rights.  Each share of Series A-1 preferred stock shall represent that number of votes equal to the number of shares of common stock issuable upon conversion of a share of Series A-1 preferred stock.  The holders of Series A-1 preferred stock, the series B preferred stock (see below) and the holders of common stock shall vote together as a class on all matters except: (i) regarding the election of the Board of Directors of the Company (as set forth below); (ii) as required by law; or (iii) regarding certain corporate actions to be taken by the Company (as set forth below).

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

Series B

The Series B Preferred Stock ranks senior to the common stock and on parity with the Company’s outstanding Series A-1 Preferred Stock. As required by the Certificate of Designations applicable to the Series A-1 Preferred Stock, the Company obtained the consent of a holder representing in excess of two-thirds of the outstanding shares of Series A-1 Preferred Stock to authorize and issue the shares of Series B Preferred Stock.

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

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model.  In accordance with ASC 815, these warrants are classified as equity.  The warrants were issued in conjunction with certain promissory notes, the Series B preferred Stock offering, and the private investment in the Company’s shares.  At December 31, 2014, there were 5,281,333 exercisable warrants at an exercise price between $0.08 and $0.25 per share.

	Number of Warrants	Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2012	5,928,285	$0.08-$0.25	$0.22
Issued	353,048	$0.10-$0.20	$0.19
Exercised	--	--	--
Forfeited	--	--	--
Balance at December 31, 2013	6,281,333	$0.08-$0.25	$0.22
Issued	--	--	--
Exercised	--	--	--
Forfeited	(1,000,000)	$0.20	$0.20
Balance at December 31, 2014	5,281,333	$0.08-$0.25	$0.22

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan.  Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary.  Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions.  The Company opted not to make any matching contributions for 2014 and 2013.

NOTE 9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2014, two customers accounted for 53% and 17% of operating revenues and one customer accounted for 97% of accounts receivable at December 31, 2014.  In 2013, three customers accounted for 46%, 13% and 12% of operating revenues and one customer accounted for 89% of accounts receivable at December 31, 2013.

NOTE 10. RELATED PARTY INFORMATION

From time to time during 2012 through 2014, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until April 1, 2014.  At December 31, 2013, the Company was indebted to Mr. Steffens in the approximate amount of $4,398,000 of principal and $505,000 in interest. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until June 30, 2015.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest.

During 2012 and 2013, the Company entered into several short term notes payable with John Broderick, the Chief Executive Officer and Chief Financial Officer, for various working capital needs. The notes bear interest at 12% and were unsecured. At December 31, 2013, the Company was indebted to Mr. Broderick in the approximate amount of $6,000 in principal and $500 in interest. The notes and interest were paid in full in fiscal 2014.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC which was acquired by the Company in 2010.  During 2013, the Company entered into a short term note payable with Mr. Castagno for various working capital needs.  The note bears interest of 10% and was unsecured.  At December 31, 2014, the Company was indebted to Mr. Castagno in the approximate amount of $15,000 in principal and $1,400 in interest. In March 2015, the debt of $15,000 and approximate interest of $1,700 was paid in full.

NOTE 11. COMMITMENTS AND EMPLOYMENT AGREEMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018.   Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 consisted of only one lease as follows (in thousands):

Lease Commitments

2015	$102
2016	103
2017	106
2018	89

$400

Rent expense was $100,000 and $98,000 for each years ended December 31, 2014 and 2013, respectively.

Per the Asset Purchase Agreement with SOAdesk LLC in 2010, the Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets.  At December 31, 2014 and 2013 the Company has recorded $843,000 in accounts payable for the earn-out earned through July 31, 2011.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2014, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, at its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company.  Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

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

NOTE 12. CONTINGENCIES

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

In October 2003, we were served with a summons and complaint in Superior Court of North Carolina regarding unpaid invoices for services rendered by one of our subcontractors.  The amount in dispute was approximately $200,000 and is included in accounts payable. Subsequent to March 31, 2004, we settled this litigation.  Under the terms of the settlement agreement, we agreed to pay a total of $189,000 plus interest over a 19-month period ending November 15, 2005. The Company has not made any additional payments and has a remaining liability of approximately $88,000.  In December 2014, the Company wrote off the remaining $88,000 liability as the statute of limitations for collections of judgments in North Carolina had expired in May 2014.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of December 31, 2014 and 2013.

The Company was in discussions with the State of Delaware regarding the possible underpayment of its annual franchise tax dating back to 2002.  The Company filed with the IRS amended federal tax returns, upon which the Delaware franchise tax is partially based, for years 1999 through 2011 and has submitted those amended federal tax returns to the State of Delaware.  The Company believed the value of its assets reflected in such amended tax returns should ameliorate the possible underpayment, and that if the State of Delaware re-calculates the Company’s franchise taxes based upon its amended returns, the Company would have no outstanding balance for its Delaware franchise tax.  Upon resolution thereof, the Company’s Certificate of Incorporation would be reinstated.  However, had the State of Delaware not accept the amended tax returns, or accept the amended tax returns but not re-calculate franchise tax based thereon, the Company believes, based on certain conversations with an employee of the Delaware Franchise Tax Bureau, it would be exposed to a franchise tax liability of approximately $42,000.  As of December 31, 2014, the Company had recorded a liability of $42,000.  In February 2015, the Company paid $45,000 to the State of Delaware to satisfy all outstanding liabilities and had its Certificate of Incorporation with the State of Delaware re-instated.

NOTE 13. SUBSEQUENT EVENTS

In January 2015, the Company entered into various note payables totaling $260,000 with Mr. Steffens.  The notes bear interest at 12%.  They are unsecured and mature on June 30, 2015.