Form 10-Q
period 2015-03-31
CICERO INC
filed 2015-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☑
155,353,377 shares of common stock, $.001 par value, were outstanding as of May 11, 2015.

Cicero Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$670	$20
Trade accounts receivable, net	50	1,035
Prepaid expenses and other current assets	310	237
Total current assets	1,030	1,292
Property and equipment, net	16	14
Goodwill (Note 2)	1,658	1,658
Total assets	$2,704	$2,964
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Debt (Note 3)	$8,737	$8,492
Accounts payable	2,090	2,012
Accrued expenses:
Salaries, wages, and related items	1,486	1,400
Accrued interest	1,905	1,674
Other	587	573
Deferred revenue	1,381	1,399
Total liabilities	16,186	15,550

Commitments and Contingencies (Note 6 and 7)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 – 1,499.6 shares issued and outstanding at March 31, 2015 and December 31, 2014	--	--
Series B - 10,400 shares issued and outstanding at March 31, 2015 and at December 31, 2014	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized, 85,848,237 issued and outstanding at March 31, 2015 and at December 31, 2014	86	86
Additional paid-in capital	237,206	237,206
Accumulated deficit	(250,774)	(249,878)
Total stockholders' deficit	(13,482)	(12,586)
Total liabilities and stockholders' deficit	$2,704	$2,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Software	$86	$116
Maintenance	367	361
Services	7	62
Total operating revenue	460	539

Cost of revenue
Software	--	--
Maintenance	30	27
Services	148	223
Total cost of revenue	178	250

Gross margin	282	289

Operating expenses:
Sales and marketing	281	259
Research and product development	341	272
General and administrative	291	302
Total operating expenses	913	833
Loss from operations	(631)	(544)

Other income/(expense):
Interest expense	(234)	(179)
Total other income/(expense)	(234)	(179)

Net loss	(865)	(723)
8% preferred stock Series B dividend	31	31
Net loss applicable to common stockholders	$(896)	$(754)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and Diluted	85,848	85,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(865)	$(723)
Adjustments to reconcile net loss to net cash generated by operating activities:
Depreciation and amortization	4	5
Stock compensation expense	--	22
Changes in assets and liabilities:
Trade accounts receivable	985	935
Prepaid expenses and other current assets	(73)	26
Accounts payable and accrued expenses	378	20
Deferred revenue	(18)	(19)
Net cash generated by operating activities	411	266

Cash flows from investing activities:
Purchases of equipment	(6)	--
Net cash used by investing activities	(6)	--

Cash flows from financing activities:
Borrowings under debt	260	135
Repayments of debt	(15)	(391)
Net cash generated/(used by) financing activities	245	(256)
Net increase in cash	650	10
Cash:
Beginning of period	20	5
End of period	$670	$15

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2014	85,848,237	$86	11,899	--	$237,206	$(249,878)	$(12,586)
Dividend for preferred B stock						(31)	(31)
Net loss						(865)	(865)
Balance at March 31, 2015 (unaudited)	85,848,237	$86	11,899	--	$237,206	$(250,774)	$(13,482)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying financial statements for the three months ended March 31, 2015 and 2014 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $3,927,000 for the year ended December 31, 2014, and has a history of operating losses. For the three months ended March 31, 2015, the Company incurred losses of $865,000 and had a working capital deficiency of $15,156,000 as of March 31, 2015.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $260,000 and $2,296,000 in 2015 and 2014, respectively.  The Company has also repaid approximately $15,000 and $394,000 of debt in 2015 and 2014, respectively. Additionally, in April 2015, the Company’s Chairman, Mr. Launny Steffens, converted $6,950,514 of debt into 69,505,140 shares of common stock of the Company.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company did not issue any option in the first three months of 2015.  The Company recognized stock-based compensation expense of $38 for the three months ended March 31, 2015 in connection with outstanding options.

The following table sets forth certain information as of March 31, 2015 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2014	3,150,110
Granted	--
Exercised	--
Forfeited	--
Outstanding on March 31, 2015	3,150,110

Weighted average exercise price of outstanding options	$0.24

Aggregate Intrinsic Value	$0.00

Shares available for future grants on March 31, 2015	1,351,090

Weighted average of remaining contractual life	4.44

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

Upon completion of the fiscal year 2014 test, the goodwill of our SOAdesk LLC acquisition was determined to be impaired. The impairment was the result of slower than projected growth in revenue. This goodwill impairment charge of $1,174,000 also represented our accumulated goodwill impairment as of December 31, 2014.  Through March 31, 2015, no indicator of impairment of goodwill has been identified.

Goodwill
Balance at December 31, 2014	$1,658,000
Additions	--
Impairment	--
Balance at March 31, 2015	$1,658,000

NOTE 3.   SHORT TERM DEBT

Debt and notes payable to related party consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Note payable – asset purchase agreement (a)	$700	$700
Note payable – related party (b)	6,951	6,706
Notes payable (c)	1,086	1,086
Total short term debt	$8,737	$8,492

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5% as per the Asset Purchase Agreement.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $175,000 in interest. At March 31, 2015, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $183,000 in interest.

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

(b)
During 2013, the Company entered into a short-term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note was non-interest bearing and unsecured. In March 2014, Mr. Castagno amended the note extending the term date till December 31, 2014 and the note bore interest at 10%. At December 31, 2014, the Company was indebted to Mr. Castagno in the approximate amount of $15,000 and approximately $1,400 in interest. No interest was paid in fiscal 2014. In March 2015, the debt of $15,000 and approximate interest of $1,700 was paid in full.

From time to time during 2012 through 2015, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year, are unsecured and mature on June 30, 2015. At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest.  At March 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $6,950,514 of principal and $1,343,000 of interest.  In April 2015, Mr. Steffens converted all of his principal of $6,950,514 into 69,505,140 shares of common stock of the Company.

(c)
The Company has issued a series of short-term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the aggregate principal amount of $50,000 of principal and $41,000 of interest and $50,000 of principal and $44,000 of interest, respectively, as of December 31, 2014 and March 31, 2015, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of Company’s Common Stock and the note was amended to extend the maturity date till March 28, 2015.  In March 2015, the note was amended to extend the maturity date till June 30, 2015.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $207,000 in interest. At March 31, 2015, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $215,000 in interest.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2013, the maturity date of the note was extended to June 30, 2015.  At December 31, 2014, the Company was indebted to this private lender in the amount of $336,000 in principal and $112,000 in interest. At March 31, 2015, the Company was indebted to this private lender in the amount of $336,000 in principal and $121,000 in interest.

NOTE 4.   INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first three months of fiscal year 2015 or 2014.  Because of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options were included for the three months ended March 31, 2015 and 2014.  The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period.

NOTE 6.   COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018.   Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2015 consisted of only one lease as follows (in thousands):

Lease Commitments

2015	$77
2016	103
2017	106
2018	89
$375

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2015.

NOTE 8. SUBSEQUENT EVENTS

On April 8, 2015, the Company entered into an Exchange Agreement with Mr. Steffens to convert an aggregate of $6,950,514 of principal amount of debt into 69,505,140 shares of the Company’s common stock at a conversion rate of $0.10 per share. The debt was represented by various promissory notes issued by the Company to Mr. Steffens between March 2012 and January 2015.

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

The Company provides an intuitive configuration toolkit for each product, which simplifies the process of deploying solutions to the enterprise. The Company provides a unique approach that allows companies to organize functionality of their existing applications to better align them with tasks and operational processes. In addition, the Company’s software solutions can streamline end-user tasks and enable automatic information sharing among line-of-business, siloed applications and tools. It is ideal for deployment in organizations that need to provide access to enterprise applications on desktops to iteratively improve business performance, the user experience, and customer satisfaction. By integrating disparate applications, automating business processes and delivering a better user experience, the Company’s products are ideal for the financial services, insurance, healthcare,  governmental and other industries requiring a cost-effective, proven business performance and user experience management solution for enterprise desktops.

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

●	We develop new and unproven technology and products;

●	We depend on an unproven strategy for ongoing revenue;

●	Our inability to obtain sufficient capital either through internally generated cash or through the use of equity or debt offerings could impair the growth of our business.

●	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

●
The so-called “penny stock rule” could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline;

●	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

●	Loss of key personnel associated with Cicero Discovery and Cicero Discovery Automation development could adversely affect our business;

●	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero Discovery and Cicero Discovery Automation;

●	Our ability to compete may be subject to factors outside our control;

●	The markets for our products are characterized by rapidly changing technologies, evolving industry standards, and frequent new product introductions;

●	We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects;

●	We may be unable to enforce or defend our ownership and use of proprietary and licensed technology; and

●	Our business may be adversely impacted if we do not provide professional services to implement our solutions.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Total revenue	$460	$539
Total cost of revenue	178	250
Gross margin	282	289
Total operating expenses	913	833
Loss from operations	$(631)	$(544)

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

THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2014.

Total Revenues.  Total revenues decreased $79,000, or 14.7%, from $539,000 to $460,000, for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The decrease is due primarily to a decrease in license and consulting revenue.

Total Cost of Revenue.  Total cost of revenue decreased $72,000, or 28.8%, from $250,000 to $178,000 for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014.  The decrease is primarily due to a decrease in headcount due to a reallocation of personnel and lower travel expenses.

Total Gross Margin.  Gross margin was $282,000, or 61.3%, for the three months ended March 31, 2015, as compared to the gross margin of $289,000, or 53.6%, for the three months ended March 31, 2014. The decrease in gross margin is primarily due to the decrease in sales partially offset by the lower expenses from a reallocation of personnel.

Total Operating Expenses.  Total operating expenses increased $80,000, or 9.6%, from $833,000 to $913,000 for the three months ended March 31, 2015, as compared with the three months ended March 31, 2014.  The increase is primarily attributable to an increase in headcount and higher outsides consulting services partially offset by a decrease in travel expenses and a decrease in stock option expenses.

Software Products.

Software Product Revenue.  The Company earned $86,000 in software product revenue for the three months ended March 31, 2015 as compared to $116,000 in software revenue for the three months ended March 31, 2014, a decrease of $30,000.  The decrease is primarily due to the traditional long sales cycles within the enterprise software arena.

Software Product Gross Margin.  The gross margin on software products for the three months ended March 31, 2015 and March 31, 2014 was 100.0%.

Maintenance.

Maintenance Revenue.  Maintenance revenue for the three months ended March 31, 2015 increased by approximately $6,000, or 1.7%, from $361,000 to $367,000 as compared to the three months ended March 31, 2014.  The increase in maintenance revenue is primarily due to the new software product sales in the second half of fiscal 2014.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended March 31, 2015 was $337,000 or 91.8% compared with $334,000 or 92.5% for the three months ended March 31, 2014.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to greater maintenance revenue.

Services.

Services Revenue.  Services revenue decreased $55,000, or 88.7%, from $62,000 to $7,000 for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The decrease in services revenues is primarily attributable to a decrease in one significant paid consulting engagement in the first quarter of 2015.

Services Gross Margin Loss.  Services gross margin loss was $141,000 or 2,014.3% for the three months ended March 31, 2015 compared with gross margin loss of $161,000 or 259.7% for the three months ended March 31, 2014.  The decrease in gross margin loss was primarily attributable to a decrease in personnel costs partially offset by a decrease in services revenue.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2015 increased by approximately $22,000, or 8.5%, from $259,000 to $281,000 as compared with the three months ended March 31, 2014.  The increase is primarily attributable to higher trade show expenses partially offset by a decrease in travel expenses and commissions.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $69,000, or 25.4%, from $272,000 to $341,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The increase in costs for the quarter is primarily due to an increase in headcount from a reallocation of personnel and outside consulting expense for research development.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended March 31, 2015 decreased by approximately $11,000, or 3.6%, from $302,000 to $291,000 as compared to the three months ended March 31, 2014.  The decrease is primarily due to a decrease in stock option expense and lower travel costs.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first quarter of 2015 and 2014. Because of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $865,000 for the three months ended March 31, 2015 as compared to a net loss of $723,000 for the three months ended March 31, 2014. The increase in net loss is primarily due to the decreases in total revenue partially offset by the decrease of cost of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $670,000 at March 31, 2015 from $20,000 at December 31, 2014, an increase of $650,000.  The increase is primarily attributable to the collections of accounts receivable from year end and revenue generated in the first quarter of 2015.

Net cash generated by Operating Activities.  Cash generated by operations for the three months ended March 31, 2015 was $411,000 compared to cash generated by operations of $266,000 for the three months ended March 31, 2014.  Cash generated by operations for the three months ended March 31, 2015 was primarily due to an increase in depreciation of $4,000, a decrease in accounts receivable of $985,000 and an increase in accounts payable and accrued expenses of $378,000 partially offset by the loss from operations of $865,000, an increase in prepaid expenses of $73,000 and a decrease in deferred revenue of $18,000.

Net cash used in Investing Activities. The Company had purchases of equipment totaling $6,000 for the three months ended March 31, 2015.  The Company had no purchases for the three months ended March 31, 2014.

Net cash generated by/(used in) Financing Activities.  Net cash generated by financing activities for the three months ended March 31, 2015 was approximately $245,000 as compared with net cash used in financing activities of approximately $256,000 for the three months ended March 31, 2014.  Cash generated by financing activities for the three months ended March 31, 2015 was comprised primarily from the cash received from short term borrowings of $260,000 offset by the repayment of $15,000 of short term debt.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2015 with cash on hand from December 31, 2014, the revenue generated in the first three months of 2015, and short term borrowings.

From time to time during 2012 through 2015, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015. At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,690,000 of principal and $1,139,000 in interest. At March 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $6,950,514 of principal and $1,343,000 in interest.

On April 8, 2015, the Company entered into an Exchange Agreement with Mr. Steffens to convert an aggregate of $6,950,514 of principal amount of debt into 69,505,140 shares of the Company’s common stock at a conversion rate of $0.10 per share.

The Company has incurred an operating loss of approximately $3,927,000 for the year ended December 31, 2014, and has a history of operating losses. For the three months ended March 31, 2015, the Company incurred losses of $865,000 and had a working capital deficiency of $15,156,000 as of March 31, 2015.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $260,000 and $2,296,000 in 2015 and 2014, respectively.  The Company has also repaid approximately $15,000 and $394,000 of debt in 2015 and 2014, respectively. Additionally, in April 2015, the Company’s Chairman, Mr. Launny Steffens, converted $6,950,514 of debt into 69,505,140 shares of common stock of the Company.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2015, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 15, 2015