Form 10-Q
period 2015-06-30
CICERO INC
filed 2015-08-13
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☑

180,353,377 shares of common stock, $.001 par value, were outstanding as of August 10, 2015.

Cicero Inc.
Index

Part I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$57	$20
Trade accounts receivable, net	106	1,035
Prepaid expenses and other current assets	231	237
Total current assets	394	1,292
Property and equipment, net	15	14
Goodwill (Note 2)	1,658	1,658
Total assets	$2,067	$2,964
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Short-term debt (Note 3)	$787	$8,492
Accounts payable	1,154	2,012
Accrued expenses:
Salaries, wages, and related items	1,545	1,400
Accrued interest	1,953	1,674
Other	662	573
Deferred revenue	1,041	1,399
Total current liabilities	7,142	15,550
Long-term debt (Note 3)	2,157	--
Total liabilities	9,299	15,550

Commitments and Contingencies (Note 7 and 8)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 – 1,499.6 shares issued and outstanding at June 30, 2015 and December 31, 2014	--	--
Series B - 10,400 shares issued and outstanding at June 30, 2015 and at December 31, 2014	--	--
Common stock, $0.001 par value, 215,000,000 shares authorized, 155,353,377 issued and outstanding at June 30, 2015 and 85,848,237 issued and outstanding at December 31, 2014	155	86
Additional paid-in capital	244,088	237,206
Accumulated deficit	(251,475)	(249,878)
Total stockholders' deficit	(7,232)	(12,586)
Total liabilities and stockholders' deficit	$2,067	$2,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Software	$119	$180	$205	$296
Maintenance	368	367	735	728
Services	22	6	28	68
Total operating revenue	509	553	968	1,092

Cost of revenue
Software	--	--	--	--
Maintenance	27	27	56	54
Services	141	163	289	386
Total cost of revenue	168	190	345	440

Gross margin	341	363	623	652

Operating expenses:
Sales and marketing	338	300	619	559
Research and product development	408	305	749	577
General and administrative	216	234	507	536
Total operating expenses	962	839	1,875	1,672
Loss from operations	(621)	(476)	(1,252)	(1,020)

Other income/(expense):
Interest expense	(49)	(176)	(283)	(355)
Total other income/(expense)	(49)	(176)	(283)	(355)

Net loss	(670)	(652)	(1,535)	(1,375)
8% preferred stock Series B dividend	31	31	62	62
Net loss applicable to common stockholders	$(701)	$(683)	$(1,597)	$(1,437)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic and Diluted	150,007	85,806	118,105	85,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,535)	$(1,375)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7	11
Stock compensation expense	--	44
Changes in assets and liabilities:
Trade accounts receivable	929	1,047
Prepaid expenses and other current assets	6	36
Accounts payable and accrued expenses	436	295
Deferred revenue	(358)	(365)
Net cash used by operating activities	(515)	(307)

Cash flows from investing activities:
Purchases of equipment	(8)	(5)
Net cash used by investing activities	(8)	(5)

Cash flows from financing activities:
Borrowings under debt	575	748
Repayments of debt	(15)	(391)
Net cash generated by financing activities	560	357
Net increase in cash	37	45
Cash:
Beginning of period	20	5
End of period	$57	$50

Non-Cash Investing and Financing Activities:

During April 2015, the Company converted $6,951 of debt to related party lender by issuing 69,505,140 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2014	85,848,237	$86	11,899	--	$237,206	$(249,878)	$(12,586)
Dividend for preferred B stock						(62)	(62)
Issuance of stock for payment of debt	69,505,140	69			6,882		6,951
Net loss						(1,535)	(1,535)
Balance at June 30, 2015 (unaudited)	155,353,377	$155	11,899	--	$244,088	$(251,475)	$(7,232)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited condensed financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

The year-end condensed balance sheet data was derived from audited consolidated financial statements in accordance with the rules and regulations of the SEC, but does not include all disclosures required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All of the Company's subsidiaries are wholly owned for the periods presented.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $3,927,000 for the year ended December 31, 2014, and has a history of operating losses. For the six months ended June 30, 2015, the Company incurred losses of $1,535,000 and had a working capital deficiency of $6,748,000 as of June 30, 2015.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $575,000 and $2,296,000 in 2015 and 2014, respectively.  The Company has also repaid approximately $15,000 and $391,000 of debt in 2015 and 2014, respectively. Additionally, in April 2015, the Company’s Chairman, Mr. Launny Steffens, converted $6,950,514 of debt into 69,505,140 shares of common stock of the Company.  In July 2015, the Company completed a sale of 25 million shares of its common stock to a group of nine investors, led by the Company’s Chairman of the Board, John (Launny) Steffens and the Privet group, LLC, for $1,000,000.  Additionally, the investors can exercise warrants for an additional 205,277,778 of the Company’s common shares for an additional $9,000,000.  The warrants expire in three years.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The fair value and carrying amount of long-term debt were as follows:

	June 30, 2015	December 31, 2014
Fair Value	2,061,495	--
Carrying Value	2,157,000	--

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine their valuation. There have been no changes to the valuation technique.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 25,000 options at an exercise price of $0.05 in the first six months of 2015.  The Company recognized stock-based compensation expense of $38 and $513 for the three and six months ended June 30, 2015 in connection with outstanding options.

The following table sets forth certain information as of June 30, 2015 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2014	3,150,110
Granted	25,000
Exercised	--
Forfeited	(18,000)
Outstanding on June 30, 2015	3,157,110

Weighted average exercise price of outstanding options	$0.24
Aggregate Intrinsic Value	$385
Shares available for future grants on June 30, 2015	1,344,090

Weighted average of remaining contractual life	4.23

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

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance.  According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

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

Upon completion of the fiscal year 2014 test, the goodwill of our SOAdesk LLC acquisition was determined to be impaired. The impairment was the result of slower than projected growth in revenue. This goodwill impairment charge of $1,174,000 also represented our accumulated goodwill impairment as of December 31, 2014.  Through June 30, 2015, no indicator of impairment of goodwill has been identified.

Goodwill
Balance at December 31, 2014	$1,658,000
Additions	--
Impairment	--
Balance at June 30, 2015	$1,658,000

NOTE 3.   DEBT

Debt and notes payable to related party consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Notes payable – asset purchase agreement (a)	$1,543	$700
Notes payable – related party (b)	315	6,706
Notes payable (c)	1,086	1,086
Total Debt	2,944	8,492
Less current portion	(787)	(8,492)
Total long term debt	$2,157	$--

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5% as per the Asset Purchase Agreement.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015.  In June 2015, the note was amended and the maturity date was extended to June 30, 2017.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $175,000 in interest. At June 30, 2015, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $192,000 in interest.

In June 2015, the note was amended so that the note is convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note from the original conversion to shares of Series B Convertible Preferred Stock at the rate of one share per every $150 of principal and interest due under the note.  The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold.  The note is convertible at the holder’s option at any time or at maturity.

As part of the Asset Purchase Agreement, the Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Per the Asset Purchase Agreement, the earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable.  The Company had recorded $842,606 in its accounts payable as of December 31, 2014.  In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk.  The maturity date of the note is December 31, 2015 with an annual interest rate of 10%.  The Company also entered into a convertible promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) with a maturity date of June 30, 2017 that was non-interest bearing.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal due under the note. The note is convertible at the holder’s option at any time or at maturity.

(b)
During 2013, the Company entered into a short-term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note was non-interest bearing and unsecured. In March 2014, Mr. Castagno amended the note extending the term date until December 31, 2014 and the note bore interest at 10%. At December 31, 2014, the Company was indebted to Mr. Castagno in the approximate amount of $15,000 and approximately $1,400 in interest. No interest was paid in fiscal 2014. In March 2015, the debt of $15,000 and approximate interest of $1,700 was paid in full.

From time to time during 2012 through 2015, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year, are unsecured and mature on June 30, 2015. On April 8, 2015, the Company entered into an Exchange Agreement with Mr. Steffens to convert an aggregate of $6,950,514 of principal amount of debt into 69,505,140 shares of the Company’s common stock at a conversion rate of $0.10 per share.  Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes are non-interest bearing with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest.  At June 30, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $315,000 of principal and $1,361,000 of interest.

(c)
The Company has issued a series of short-term promissory notes with private lenders, which provide for short term borrowings, both secured by accounts receivable and unsecured.  The notes in the aggregate principal amount of $50,000 of principal and $41,000 of interest and $50,000 of principal and $47,000 of interest, respectively, as of December 31, 2014 and June 30, 2015, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s Common Stock.  Through a series of amendments, the note was amended to extend the maturity date until June 30, 2015.  In June 2015, the note was amended to extend the maturity date until June 30, 2017.  The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $207,000 in interest. At June 30, 2015, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $224,000 in interest.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2013, the maturity date of the note was extended to June 30, 2015.  In June 2015, the maturity date of the note was extended to June 30, 2017, a repayment schedule of quarterly principal and interest payments of $12,000 beginning on September 30, 2015 and two milestone payments of $125,000 on February 28, 2016 and 2017, respectively were added.  At December 31, 2014, the Company was indebted to this private lender in the amount of $336,000 in principal and $112,000 in interest. At June 30, 2015, the Company was indebted to this private lender in the amount of $336,000 in principal and $129,000 in interest.

NOTE 4.   CONVERSION OF DEBT TO EQUITY

On April 8, 2015, the Company entered into agreement with John L. Steffens, the Chairman of the Board of Directors, to convert $6,950,514 of principal amount of debt into 69,505,140 common share of the Company’s stock. (See Note 3)  The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Due to the fact that the transaction was with Mr. Steffens, the Company’s Chairman of the Board, the Company determined that this was not an arm’s length agreement and as such has recorded the entire transaction through additional paid in capital.

NOTE 5.   INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first six months of fiscal year 2015 or 2014.  As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options were included for the three and six months ended June 30, 2015 and 2014.

NOTE 7.   COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018.   Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2015 consisted of only one lease as follows (in thousands):

Lease Commitments

2015	$51
2016	103
2017	106
2018	89
$349

NOTE 8.   CONTINGENCIES

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of June 30, 2015.

NOTE 9. SUBSEQUENT EVENTS

On July 15, 2015, the Company entered into a Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with investors named therein, including Privet Fund LP (“Privet”), five directors of the Company, including John L. Steffens, Donald Peppers, Bruce D. Miller, Mark Landis, and Thomas Avery, and three other persons (collectively the nine investors are referred to as the “Purchasers”), pursuant to which the Purchasers severally purchased, in the aggregate, 25,000,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 205,277,778 shares of the Company’s common stock (“Warrants”) for an aggregate consideration of $1,000,000.

The Warrants are exercisable for a period of three years beginning at any time after 60 days of issuance. The exercise prices of the Warrants are as follows: (i) Warrants to purchase up to 87,500,000 shares of the Company’s common stock are exercisable at a price of $0.04 per share (“Tranche I”); (ii) Warrants to purchase up to 77,777,778 shares of the Company’s common stock are exercisable at a price of $0.045 per share (“Tranche II”); and (iii) Warrants to purchase up to 40,000,000 shares of the Company’s common stock are exercisable at a price of $0.05 per share (“Tranche III”). The Warrants are exercisable only for cash, as the exercise price paid is intended to increase the funding of the Company. All the exercise prices and numbers of shares are subject to customary anti-dilution provisions. The Warrants contain an exercise limitation provision that prohibits exercise of the Warrants to the extent that the exercise would result in the issuance of shares of the Company’s common stock that would cause either (a) the Company to be deemed an investment company under the Investment Company Act of 1940, as amended, or (b) an ownership change within the meaning of Internal Revenue Code Section 382 (and applicable U.S. Treasury regulations pursuant to such section) limiting the use of the Company’s net operating losses, carryforwards and other tax attributes.  Because the Company does not have a sufficient number of authorized shares at this time to permit it to issue the shares upon exercise of the Warrants, the exercise of the Warrants is also subject to the Company obtaining authorization of the stockholders and filing an amendment to the certificate of incorporation to increase the number of authorized shares of the Company’s common stock within 60 days after the closing of the transaction. Once that increase in the capitalization has been completed, the Company is obligated to reserve a sufficient number of shares of the Company’s common stock to enable the exercise of the Warrants.

The use of proceeds from this transaction are for general corporate purposes, as approved from time to time by the Board of Directors (the “Board”), which approval must include approval by a majority of the directors that have been designated by Privet.

As a condition to closing, Mr. Steffens gave an option to the Company for it to require the conversion of outstanding interest due on previously converted notes in favor of Mr. Steffens at a conversion rate of $0.10 per share, which as of July 8, 2015, would have resulted in the issuance of 13,608,700 shares of the Company’s common stock if the Company option were exercised.

In connection with the execution of the Purchase Agreement, the Company entered into an Investor Rights Agreement with Privet and Mr. Steffens (the “Investors”), granting the Investors the right to require the Company to file with the Securities and Exchange Commission up to four requested registration statements to register for resale the Investors’ shares of common stock purchased under the Purchase Agreement and purchased upon exercise of any of the Warrants (the “Registrable Securities”). The Investors also are granted unlimited “piggy-back” registration rights with respect to the Registrable Securities. The obligation to register the Registrable Securities continues until those securities have been sold or transferred by the holders of the registration rights or may be sold without limitation under Rule 144 or otherwise may be sold without restriction.

As a result of the transaction, (i) Privet became the record holder of approximately 10.1% of the outstanding and issued shares of common stock, and has the right to purchase under the Warrants an additional 149,852,778 shares of common stock which would correspondingly increase its percentage of ownership and it has the right to appoint directors, and (ii) Mr. Steffens will decreased his current 65.5% ownership of the common stock of the Company to 59.3%, while retaining his current control position in the common stock.  Together Privet and Mr. Steffens, excluding the exercise of the Warrants, have a majority of the voting control of the Company.

In July 2015, the Company entered into various notes payable totaling $290,000 with Mr. Steffens.  The notes bear interest between 0% and 12%.  They are unsecured and mature on December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables.

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

RESULTS OF OPERATIONS

The table below presents information for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total revenue	$509	$553	$968	$1,092
Total cost of revenue	168	190	345	440
Gross margin	341	363	623	652
Total operating expenses	962	839	1,875	1,672
Income/(loss) from operations	$(621)	$(476)	$(1,252)	$(1,020)

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

THREE MONTHS ENDED JUNE 30, 2015 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2014.

Total Revenues.  Total revenues decreased $44,000, or 8.0%, from $553,000 to $509,000, for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The decrease is due primarily to a decrease in license revenue.

Total Cost of Revenue.  Total cost of revenue decreased $22,000, or 11.6%, from $190,000 to $168,000 for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014.  The decrease is primarily due to a decrease in headcount due to a reallocation of personnel and lower travel expenses.

Total Gross Margin.  Gross margin was $341,000, or 67.0%, for the three months ended June 30, 2015, as compared to the gross margin of $363,000, or 65.6%, for the three months ended June 30, 2014. The decrease in gross margin is primarily due to the decrease in sales partially offset by the lower expenses from a reallocation of personnel.

Total Operating Expenses.  Total operating expenses increased $123,000, or 14.7%, from $839,000 to $962,000 for the three months ended June 30, 2015, as compared with the three months ended June 30, 2014.  The increase is primarily attributable to an increase in headcount and higher outsides consulting services partially offset by a decrease in travel expenses and a decrease in stock option expenses.

Software Products.

Software Product Revenue.  The Company earned $119,000 in software product revenue for the three months ended June 30, 2015 as compared to $180,000 in software revenue for the three months ended June 30, 2014, a decrease of $61,000.  The decrease is primarily due to the traditional long sales cycles within the enterprise software arena.

Software Product Gross Margin.  The gross margin on software products for the three months ended June 30, 2015 and June 30, 2014 was 100.0%.

Maintenance.

Maintenance Revenue.  Maintenance revenue for the three months ended June 30, 2015 increased by approximately $1,000, or 0.3%, from $367,000 to $368,000 as compared to the three months ended June 30, 2014.  The increase in maintenance revenue is primarily due to the new software product sales in the second half of fiscal 2014 and new sales in fiscal 2015.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended June 30, 2015 was $341,000 or 92.7% compared with $340,000 or 92.6% for the three months ended June 30, 2014.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to greater maintenance revenue.

Services.

Services Revenue.  Services revenue increased $16,000, or 266.7%, from $6,000 to $22,000 for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The increase in services revenues is primarily attributable to an increase in one significant paid consulting engagement in the second quarter of 2015.

Services Gross Margin Loss.  Services gross margin loss was $119,000 or 540.9% for the three months ended June 30, 2015 compared with gross margin loss of $157,000 or 2,616.7% for the three months ended June 30, 2014.  The decrease in gross margin loss was primarily attributable to a decrease in personnel costs and an increase in services revenue.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2015 increased by approximately $38,000, or 12.7%, from $300,000 to $338,000 as compared with the three months ended June 30, 2014.  The increase is primarily attributable to higher trade show expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $103,000, or 33.8%, from $305,000 to $408,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  The increase in costs for the quarter is primarily due to an increase in headcount from a reallocation of personnel and outside consulting expense for research development.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended June 30, 2015 decreased by approximately $18,000, or 7.7%, from $234,000 to $216,000 as compared to the three months ended June 30, 2014.  The decrease is primarily due to a decrease in stock option expense.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the second quarter of 2015 and 2014. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $670,000 for the three months ended June 30, 2015 as compared to a net loss of $652,000 for the three months ended June 30, 2014. The increase in net loss is primarily due to the decreases in total revenue and increase in operating expenses partially offset by the decrease of cost of revenue.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2014.

Total Revenues.  Total revenues decreased $124,000, or 11.4%, from $1,092,000 to $968,000, for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The decrease is due primarily due to a decrease in software and consulting revenue partially offset by an increase in maintenance revenue.

Total Cost of Revenue.  Total cost of revenue decreased $95,000, or 21.6%, from $440,000 to $345,000 for the six months ended June 30, 2015, as compared with the six months ended June 30, 2014.  The decrease is primarily due to a decrease in headcount and lower travel expenses.

Total Gross Margin.  Gross margin was $623,000, or 64.4%, for the six months ended June 30, 2015, as compared to the gross margin of $652,000, or 59.7%, for the six months ended June 30, 2014. The decrease in gross margin is primarily due to the decrease in software and consulting revenue partially offset by the decrease in consulting revenue costs.  The impact of the lower consulting revenue was offset by the decrease in expenses from a decrease in headcount.

Total Operating Expenses.  Total operating expenses increased $203,000, or 12.1%, from $1,672,000 to $1,875,000 for the six months ended June 30, 2015, as compared with the six months ended June 30, 2014.  The increase is primarily attributable to an increase in headcount reclass and higher outside consulting expenses and an increase in trade show expense.

Software Products.

Software Product Revenue.  The Company earned $205,000 in software product revenue for the six months ended June 30, 2015 as compared to $296,000 in software revenue for the six months ended June 30, 2014, a decrease of $91,000.  The decrease is primarily due to the sale of one enterprise license during the first six months of 2014.

Software Product Gross Margin.  The gross margin on software products for the six months ended June 30, 2015 and June 30, 2014 was 100.0%, respectively.

Maintenance.

Maintenance Revenue.  Maintenance revenue for the six months ended June 30, 2015 increased by approximately $7,000, or 1.0%, from $728,000 to $735,000 as compared to the six months ended June 30, 2014.  The increase in maintenance revenue is primarily due to new software sales in the second half of fiscal 2014 and the first six months of 2015.

Maintenance Gross Margin.  Gross margin on maintenance products for the six months ended June 30, 2015 was $679,000 or 92.4% compared with 674,000 or 92.6% for the six months ended June 30, 2014.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The decrease in gross margin percentage is due to the increase in personnel costs.

Services.

Services Revenue.  Services revenue decreased $40,000, or 58.8%, from $68,000 to $28,000 for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements in the first six months of 2015.

Services Gross Margin Loss.  Services gross margin loss was $261,000 or 932.1% for the six months ended June 30, 2015 compared with gross margin loss of $318,000 or 467.6% for the six months ended June 30, 2014.  The increase in gross margin percentage loss was primarily attributable to a decrease in consulting revenue partially offset by a decrease in headcount.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2015 increased by approximately $60,000, or 10.7%, from $559,000 to $619,000 as compared with the six months ended June 30, 2014.  The increase is primarily attributable to an increase in trade show expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $172,000, or 29.8%, from $577,000 to $749,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The increase in costs is primarily due to an increase in headcount and higher outside consulting expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the six months ended June 30, 2015 decreased by approximately $29,000, or 5.4%, from $536,000 to $507,000 as compared to the six months ended June 30, 2014.  The decrease is primarily attributable to a decrease in stock option expense.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first six months of 2015 and 2014. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $1,535,000 for the six months ended June 30, 2015 as compared to a net loss of $1,375,000 for the six months ended June 30, 2014. The increase in net loss is primarily due to the decreases in revenue and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $57,000 at June 30, 2015 from $20,000 at December 31, 2014, an increase of $37,000.  The increase is primarily attributable to the collections of accounts receivable from year end, revenue generated in the first six months of 2015 and short term borrowings.

Net cash used by Operating Activities.  Cash used by operations for the six months ended June 30, 2015 was $515,000 compared to cash used by operations of $307,000 for the six months ended June 30, 2014.  Cash used by operations for the six months ended June 30, 2015 was primarily due to the loss from operations of $1,535,000 and a decrease in deferred revenue of $358,000 partially offset by  an increase in depreciation of $7,000, a decrease in accounts receivable of $929,000 and an increase in accounts payable and accrued expenses of $436,000 and a decrease in prepaid expenses of $6,000.

Net cash used in Investing Activities. The Company had purchases of equipment totaling $8,000 for the six months ended June 30, 2015 as compared to $5,000 for the six months ended June 30, 2014.

Net cash generated by Financing Activities.  Net cash generated by financing activities for the six months ended June 30, 2015 was approximately $560,000, and $357,000 for the six months ended June 30, 2014.  Cash generated by financing activities for the six months ended June 30, 2015 was comprised primarily from the cash received from short term borrowings of $575,000 offset by the repayment of $15,000 of short term debt.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2015 with cash on hand from December 31, 2014, the revenue generated in the first six months of 2015, and short term borrowings.

From time to time during 2012 through 2015, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015. On April 8, 2015, the Company entered into an Exchange Agreement with Mr. Steffens to convert an aggregate of $6,950,514 of principal amount of debt into 69,505,140 shares of the Company’s common stock at a conversion rate of $0.10 per share.  Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes are non-interest bearing with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,690,000 of principal and $1,139,000 in interest. At June 30, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $315,000 of principal and $1,361,000 in interest.

The Company has incurred an operating loss of approximately $3,927,000 for the year ended December 31, 2014, and has a history of operating losses. For the six months ended June 30, 2015, the Company incurred losses of $1,535,000 and had a working capital deficiency of $6,748,000 as of June 30, 2015.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $575,000 and $2,296,000 in 2015 and 2014, respectively.  The Company has also repaid approximately $15,000 and $391,000 of debt in 2015 and 2014, respectively. Additionally, in April 2015, the Company’s Chairman, Mr. Launny Steffens, converted $6,950,514 of debt into 69,505,140 shares of common stock of the Company.  In July 2015, the Company completed a sale of 25 million shares of its common stock to a group of nine investors, led by the Company’s Chairman of the Board, John (Launny) Steffens and the Privet group, LLC, for $1,000,000.  Additionally, the investors can exercise warrants for an additional 205,277,778 of the Company’s common shares for an additional $9,000,000.  The warrants expire in three years.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2015, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CICERO INC.

Date: August 13, 2015	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer