Form 10-Q
period 2015-09-30
CICERO INC
filed 2015-11-13
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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
Yes ☐  No ☒

192,253,005 shares of common stock, $.001 par value, were outstanding as of November 11, 2015.

Cicero Inc.

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,047	$20
Trade accounts receivable, net	132	1,035
Prepaid expenses and other current assets	230	237
Total current assets	1,409	1,292
Property and equipment, net	12	14
Goodwill (Note 2)	1,658	1,658
Total assets	$3,079	$2,964
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Short-term debt (Note 3)	$1,452	$8,492
Accounts payable	1,441	2,012
Accrued expenses:
Salaries, wages, and related items	1,584	1,400
Accrued interest	1,993	1,674
Other	639	573
Deferred revenue	750	1,399
Total current liabilities	7,859	15,550
Long-term debt (Note 3)	2,132	--
Total liabilities	9,991	15,550
Commitments and Contingencies (Note 8 and 9)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series A-1 – No shares issued and outstanding at September 30, 2015 and 1,499.6 shares issued and outstanding at December 31, 2014	--	--
Series B - No shares issued and outstanding at September 30, 2015 and 10,400 shares issued and outstanding at December 31, 2014	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized, 192,253,005 issued and outstanding at September 30, 2015 and 85,848,237 issued and outstanding at December 31, 2014 (Note 5)	192	86
Additional paid-in capital	244,178	237,206
Accumulated deficit	(251,282)	(249,878)
Total stockholders' deficit	(6,912)	(12,586)
Total liabilities and stockholders' deficit	$3,079	$2,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Software	$140	$12	$345	$308
Maintenance	372	367	1,106	1,095
Services	30	4	59	72
Total operating revenue	542	383	1,510	1,475

Cost of revenue
Software	--	--	--	--
Maintenance	26	24	82	78
Services	145	141	434	526
Total cost of revenue	171	165	516	604

Gross margin	371	218	994	871

Operating expenses:
Sales and marketing	215	231	833	790
Research and product development	359	325	1,108	902
General and administrative	419	258	928	796
Total operating expenses	993	814	2,869	2,488
Loss from operations	(622)	(596)	(1,875)	(1,617)

Other income/(expense):
Interest expense	(43)	(197)	(325)	(551)
Total other income/(expense)	(43)	(197)	(325)	(551)

Net loss	(665)	(793)	(2,200)	(2,168)
8% preferred stock Series B dividend	24	32	86	94
Deemed dividend applicable to warrant purchase	882	--	882	--
Net loss applicable to common stockholders	$(1,571)	$(825)	$(3,168)	$(2,262)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic and Diluted	178,735	85,806	138,537	85,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,200)	$(2,168)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10	16
Stock compensation expense	9	65
Changes in assets and liabilities:
Trade accounts receivable	903	1,015
Prepaid expenses and other current assets	7	14
Accounts payable and accrued expenses	755	629
Deferred revenue	(649)	(660)
Net cash used by operating activities	(1,165)	(1,089)

Cash flows from investing activities:
Purchases of equipment	(8)	(7)
Net cash used by investing activities	(8)	(7)

Cash flows from financing activities:
Issuance of common stock	1,000	--
Borrowings under debt	1,410	1,536
Repayments of debt	(210)	(394)
Net cash generated by financing activities	2,200	1,142
Net increase in cash	1,027	46
Cash:
Beginning of period	20	5
End of period	$1,047	$51

Non-Cash Investing and Financing Activities:

During April 2015, the Company converted $6,951 of debt to related party lender by issuing 69,505,140 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	85,848,237	$86	11,899	--	$237,206	$(249,878)	$(12,586)
Dividend for preferred B stock						(86)	(86)
Options issued as compensation					9		9
Conversion of preferred stock to common stock	11,899,628	12	(11,899)		(12)		--
Common stock and warrant issuance	25,000,000	25			93	882	1,000
Issuance of stock for payment of debt	69,505,140	69			6,882		6,951
Net loss						(2,200)	(2,200)
Balance at September 30, 2015 (unaudited)	192,253,005	$192	--	--	$244,178	$(251,282)	$(6,912)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited condensed financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $3,927,000 for the year ended December 31, 2014, and has a history of operating losses. For the nine months ended September 30, 2015, the Company incurred losses of $2,200,000 and had a working capital deficiency of $6,450,000 as of September 30, 2015.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $1,410,000 and $2,296,000 in 2015 and 2014, respectively.  The Company has also repaid approximately $210,000 and $394,000 of debt in 2015 and 2014, respectively. Additionally, in April 2015, the Company’s Chairman, Mr. Launny Steffens, converted $6,950,514 of debt into 69,505,140 shares of common stock of the Company.  In July 2015, the Company completed a sale of 25 million shares of its common stock and warrants to purchase up to 205,277,778 shares of its common stock to a group of nine investors, led by the Company’s Chairman of the Board, John (Launny) Steffens and the Privet Group, LLC, for $1,000,000.  Should the investors exercise the warrants, which have exercise prices ranging from $0.04 to $0.05 per share, the Company would receive an additional $9,000,000 in proceeds. The warrants expire in three years.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The fair value and carrying amount of long-term debt were as follows:

	September 30, 2015	December 31, 2014
Fair Value	$2,048,710	--
Carrying Value	$2,132,457	--

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine their valuation. There have been no changes to the valuation technique.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company issued 525,000 options at an exercise price of $0.05 in the first nine months of 2015.  The Company recognized stock-based compensation expense of $9,801 and $10,352 for the three and nine months ended September 30, 2015 in connection with outstanding options.  The Company has $15,255 in unrecognized stock-based compensation expense as of September 30, 2015.

The following table sets forth certain information as of September 30, 2015 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2014	3,150,110
Granted	525,000
Exercised	--
Forfeited	(18,000)
Outstanding on September 30, 2015	3,657,110

Weighted average exercise price of outstanding options	$0.21
Aggregate Intrinsic Value	$299
Shares available for future grants on September 30, 2015	844,090

Weighted average of remaining contractual life	4.78

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

Upon completion of the fiscal year 2014 test, the goodwill of our SOAdesk LLC acquisition was determined to be impaired. The impairment was the result of slower than projected growth in revenue. This goodwill impairment charge of $1,174,000 also represented our accumulated goodwill impairment as of December 31, 2014.  Through September 30, 2015, no indicator of impairment of goodwill has been identified.

Goodwill
Balance at December 31, 2014	$1,658,000
Additions	--
Impairment	--
Balance at September 30, 2015	$1,658,000

NOTE 3.   DEBT

Debt and notes payable to related party consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Notes payable – asset purchase agreement (a)	$1,518	$700
Notes payable – related parties (b)	980	6,706
Notes payable (c)	1,086	1,086
Total Debt	3,584	8,492
Less current portion	(1,452)	(8,492)
Total long term debt	$2,132	$--

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5% as per the Asset Purchase Agreement.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015.  In June 2015, the note was amended and the maturity date was extended to June 30, 2017.  In July 2015, the Company paid $25,000 toward the principal amount of the note.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $175,000 in interest. At September 30, 2015, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $200,000 in interest.

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

As part of the Asset Purchase Agreement, the Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. Per the Asset Purchase Agreement, the earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable.  The Company had recorded $842,606 in its accounts payable as of December 31, 2014.  In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk.  The maturity date of the note is December 31, 2015 with an annual interest rate of 10%.  At September 30, 2015, the Company was indebted to SOAdesk for $421,303 in principal and approximately $11,000 in interest.  The Company also entered into a convertible promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) with a maturity date of June 30, 2017 that was non-interest bearing.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal due under the note. The note is convertible at the holder’s option at any time or at maturity.  At September 30, 2015 the Company was indebted to SOAdesk for $421,303 in principal.

(b)
During 2013, the Company entered into a short-term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note was non-interest bearing and unsecured. In March 2014, Mr. Castagno amended the note extending the maturity date until December 31, 2014 and the note bore interest at 10%. At December 31, 2014, the Company was indebted to Mr. Castagno in the approximate amount of $15,000 and approximately $1,400 in interest. No interest was paid in fiscal 2014.  In March 2015, the debt of $15,000 and approximate interest of $1,700 was paid in full.

From time to time during 2012 through 2015, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year, are unsecured and mature on June 30, 2015. On April 8, 2015, the Company entered into an Exchange Agreement with Mr. Steffens to convert an aggregate of $6,950,514 of principal amount of debt into 69,505,140 shares of the Company’s common stock at a conversion rate of $0.10 per share.  Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  The Company had repaid $170,000 in principal as of September 30, 2015.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest.  At September 30, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $980,000 of principal and $1,362,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings.  The notes in the aggregate principal amount of $50,000 of principal and $41,000 of interest and $50,000 of principal and $50,000 of interest, respectively, as of December 31, 2014 and September 30, 2015, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s Common Stock.  Through a series of amendments, the note was amended to extend the maturity date until June 30, 2015.  In June 2015, the note was amended to extend the maturity date until June 30, 2017.  The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $207,000 in interest. At September 30, 2015, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $233,000 in interest.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2013, the maturity date of the note was extended to June 30, 2015.  In June 2015, the maturity date of the note was extended to June 30, 2017, a repayment schedule of quarterly principal and interest payments of $12,000 beginning on September 30, 2015 and two milestone payments of $125,000 on February 28, 2016 and 2017, respectively were added.  At December 31, 2014, the Company was indebted to this private lender in the amount of $336,000 in principal and $112,000 in interest. At September 30, 2015, the Company was indebted to this private lender in the amount of $336,000 in principal and $138,000 in interest.

NOTE 4.   CONVERSION OF DEBT TO EQUITY

On April 8, 2015, the Company entered into agreement with John L. Steffens, the Chairman of the Board of Directors, to convert $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock. (See Note 3)  The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Due to the fact that the transaction was with Mr. Steffens, the Company’s Chairman of the Board, the Company determined that this was not an arm’s length agreement and as such has recorded the entire transaction through additional paid in capital.

NOTE 5.   STOCKHOLDER’S EQUITY

At the Company’s Annual Meeting held on September 11, 2015, the shareholders approved the following proposals:

1.
An amendment to the Company’s Amended and Restated Certificate of Incorporation (“Charter”) to increase the number of authorized shares of common stock, par value $0.001 per share, from 215,000,000 to 600,000,000;

2.
An amendment to the Company’s Charter to allow stockholders to be able to act by written consent only while Privet Fund LP and its affiliates (a “Privet Stockholder”) own an aggregate of at least 30% of the Company’s outstanding voting stock;

3.	An amendment to the Company’s Charter to provide that only the Board of Directors may call a special meeting of stockholders of the Company;

4.	An amendment to the Company’s Charter to renounce the Company’s expectancy regarding certain corporate opportunities presented to a Privet Stockholder;

5.	An amendment to the Company’s Charter to not be governed by the provisions of Section 203 of the Delaware General Corporation Law;

6.	An amendment to the Company’s Charter establishing the courts located within the State of Delaware as the exclusive forum for the adjudication of certain legal actions by the stockholders; and

7.	An amendment to the Company’s Charter to authorize 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share.

Also at the Annual Meeting, the holders of the Company’s Series A-1 Convertible Preferred Stock approved an amendment to Article IV (Conversion) of the Series A-1 Convertible Preferred Stock Certificate of Designations to the effect that the Series A-1 Preferred Stock will automatically convert into common stock upon the Company consummating an equity financing for at least $1,000,000; and the holders of the Company’s Series B Convertible Preferred Stock approved an amendment to Section 6 (Automatic Conversion) of the Series B Convertible Preferred Stock Certificate of Designations to the effect that the Series B Preferred Stock will automatically convert into common stock upon the Company consummating an equity financing for at least $1,000,000.

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

As a result of the transaction, (i) Privet became the record holder of approximately 10.1% of the outstanding and issued shares of common stock, and has the right to purchase under the Warrants an additional 149,852,778 shares of common stock which would correspondingly increase its percentage of ownership and it has the right to appoint directors, and (ii) Mr. Steffens decreased his current 65.5% ownership of the common stock of the Company to 59.3%, while retaining his current control position in the common stock.  Together Privet and Mr. Steffens, excluding the exercise of the Warrants, have a majority of the voting control of the Company.

NOTE 6.   INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first nine months of fiscal year 2015 or 2014.  As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options or warrants to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options or warrants were included in the calculation of loss per share for the three and nine months ended September 30, 2015 and 2014.

NOTE 8.   COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018.   Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2015 consisted of only one lease as follows (in thousands):

Lease Commitments

2015	$26
2016	103
2017	106
2018	89
$324

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of September 30, 2015.

NOTE 10. SUBSEQUENT EVENTS

In October 2015, the Company entered into various notes payable totaling $315,000 with Mr. Steffens.  The notes are non-interest bearing.  They are unsecured and mature on December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables.

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities, liquidity and capital resources and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risk and uncertainties include, among others, the following:

●	We develop new and unproven technology and products;

●	We depend on an unproven strategy for ongoing revenue;

●	An inability to obtain sufficient capital either through internally generated cash or through the use of equity or debt offerings could impair the growth of our business.

●	Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue;

●
The so-called “penny stock rule” could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid which could cause the price of our stock to decline;

●	Because we cannot accurately predict the amount and timing of individual sales, our quarterly operating results may vary significantly, which could adversely impact our stock price;

●	A loss of key personnel associated with Cicero Discovery and Cicero Discovery Automation development could adversely affect our business;

●	Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero Discovery and Cicero Discovery Automation;

●	Our ability to compete may be subject to factors outside our control;

●	The markets for our products are characterized by rapidly changing technologies, evolving industry standards, and frequent new product introductions;

●	We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects;

●	We may be unable to enforce or defend our ownership and use of proprietary and licensed technology; and

●	Our business may be adversely impacted if we do not provide professional services to implement our solutions.

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

RESULTS OF OPERATIONS

The table below presents information for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total revenue	$542	$383	$1,510	$1,475
Total cost of revenue	171	165	516	604
Gross margin	371	218	994	871
Total operating expenses	993	814	2,869	2,488
Loss from operations	$(622)	$(596)	$(1,875)	$(1,617)

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

We generally recognize revenue from software license fees when our obligations to the customer are fulfilled, which is typically upon delivery or installation.  Revenue related to software maintenance contracts is recognized ratably over the term of the contracts.  Revenues from services are recognized on a time and materials basis as the services are performed and amounts due from customers are deemed collectible and non-refundable.  Within the revenue recognition rules pertaining to software arrangements, certain assumptions are made in determining whether the fee is fixed and determinable and whether collectability is probable.  Should our actual experience with respect to collections differ from our initial assessment, there could be adjustments to future results.

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2014.

Total Revenues.  Total revenues increased $159,000, or 41.5%, from $383,000 to $542,000, for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The increase is due primarily to an increase in license and services revenue.

Total Cost of Revenue.  Total cost of revenue increased $6,000, or 3.6%, from $165,000 to $171,000 for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014.  The increase is primarily due to the timing of certain personnel costs.

Total Gross Margin.  Gross margin was $371,000, or 68.5%, for the three months ended September 30, 2015, as compared to the gross margin of $218,000, or 56.9%, for the three months ended September 30, 2014. The increase in gross margin is primarily due to the increase in sales.

Total Operating Expenses.  Total operating expenses increased $179,000, or 22.0%, from $814,000 to $993,000 for the three months ended September 30, 2015, as compared with the three months ended September 30, 2014.  The increase is primarily attributable to an increase in headcount and higher legal and professional services in conjunction with the $1,000,000 equity financing in the third quarter of 2015.

Software Products.
Software Product Revenue.  The Company earned $140,000 in software product revenue for the three months ended September 30, 2015 as compared to $12,000 in software revenue for the three months ended September 30, 2014, an increase of $128,000.  The increase is primarily due to additional licenses ordered from an existing customer and subscription revenue that began in late fiscal 2014.

Software Product Gross Margin.  The gross margin on software products for the three months ended September 30, 2015 and September 30, 2014 was 100.0%.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the three months ended September 30, 2015 increased by approximately $5,000, or 1.4%, from $367,000 to $372,000 as compared to the three months ended September 30, 2014.  The increase in maintenance revenue is primarily due to the new software product sales in the second half of fiscal 2014 and new sales in fiscal 2015.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended September 30, 2015 was $346,000 or 93.0% compared with $343,000 or 93.5% for the three months ended September 30, 2014.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to greater maintenance revenue.

Services.
Services Revenue.  Services revenue increased $26,000, or 650.0%, from $4,000 to $30,000 for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The increase in services revenues is primarily attributable to an increase in paid consulting engagements in the third quarter of 2015.

Services Gross Margin Loss.  Services gross margin loss was $115,000 or 383.3% for the three months ended September 30, 2015 compared with gross margin loss of $137,000 or 3,425.0% for the three months ended September 30, 2014.  The decrease in gross margin loss was primarily attributable to an increase in services revenue.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2015 decreased by approximately $16,000, or 6.9%, from $231,000 to $215,000 as compared with the three months ended September 30, 2014.  The decrease is primarily attributable to lower trade show expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $34,000, or 10.5%, from $325,000 to $359,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  The increase in costs for the quarter is primarily due to an increase in headcount from a reallocation of personnel and stock option expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended September 30, 2015 increased by approximately $161,000, or 62.4%, from $258,000 to $419,000 as compared to the three months ended September 30, 2014.  The increase is primarily due to an increase in legal and professional service fees associated with the $1,000,000 equity financing in the third quarter of fiscal 2015.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the third quarter of 2015 and 2014. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $664,000 for the three months ended September 30, 2015 as compared to a net loss of $793,000 for the three months ended September 30, 2014. The decrease in net loss is primarily due to the increase in total revenue partially offset by the increase of operating costs and interest expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2014.

Total Revenues.  Total revenues increased $35,000, or 2.4%, from $1,475,000 to $1,510,000, for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The increase is due primarily due to an increase in software and maintenance revenue partially offset by a decrease in services revenue.

Total Cost of Revenue.  Total cost of revenue decreased $88,000, or 14.6%, from $604,000 to $516,000 for the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014.  The decrease is primarily due to a decrease in headcount and lower travel expenses.

Total Gross Margin.  Gross margin was $994,000, or 65.8%, for the nine months ended September 30, 2015, as compared to the gross margin of $871,000, or 59.1%, for the nine months ended September 30, 2014. The increase in gross margin is primarily due to the increase in software and maintenance revenue partially offset by the decrease in consulting revenue costs.  The impact of the lower consulting revenue was offset by the decrease in expenses from a decrease in headcount.

Total Operating Expenses.  Total operating expenses increased $381,000, or 15.3%, from $2,488,000 to $2,869,000 for the nine months ended September 30, 2015, as compared with the nine months ended September 30, 2014.  The increase is primarily attributable to an increase in headcount reclass, higher outside consulting expenses in research and development, and higher legal and professional services expenses related to the $1,000,000 equity financing in the third quarter of fiscal 2015.

Software Products.
Software Product Revenue.  The Company earned $345,000 in software product revenue for the nine months ended September 30, 2015 as compared to $308,000 in software revenue for the nine months ended September 30, 2014, an increase of $37,000.  The increase is primarily due to additional licenses ordered from an existing customer and subscription revenue that began in late fiscal 2014.

Software Product Gross Margin.  The gross margin on software products for the nine months ended September 30, 2015 and September 30, 2014 was 100.0%, respectively.

Maintenance.
Maintenance Revenue.  Maintenance revenue for the nine months ended September 30, 2015 increased by approximately $11,000, or 1.0%, from $1,095,000 to $1,106,000 as compared to the nine months ended September 30, 2014.  The increase in maintenance revenue is primarily due to new software sales in the second half of fiscal 2014 and the first nine months of 2015.

Maintenance Gross Margin.  Gross margin on maintenance products for the nine months ended September 30, 2015 was $1,024,000 or 92.6% compared with $1,017,000 or 92.9% for the nine months ended September 30, 2014.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to the increase in maintenance revenue.

Services.
Services Revenue.  Services revenue decreased $13,000, or 18.1%, from $72,000 to $59,000 for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The decrease in services revenues is primarily attributable to a decrease in paid consulting engagements in the first nine months of 2015.

Services Gross Margin Loss.  Services gross margin loss was $375,000 or 635.6% for the nine months ended September 30, 2015 compared with gross margin loss of $454,000 or 630.6% for the nine months ended September 30, 2014.  The decrease in gross margin loss was primarily attributable to a decrease in headcount partially offset by a decrease in consulting revenue.

Operating Expenses:
Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the nine months ended September 30, 2015 increased by approximately $43,000, or 5.4%, from $790,000 to $833,000 as compared with the nine months ended September 30, 2014.  The increase is primarily attributable to an increase in trade show expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $206,000, or 22.8%, from $902,000 to $1,108,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  The increase in costs is primarily due to an increase in headcount and higher outside consulting expense.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the nine months ended September 30, 2015 increased by approximately $132,000, or 16.6%, from $796,000 to $928,000 as compared to the nine months ended September 30, 2014.  The increase is primarily attributable to an increase in legal and professional services expenses related to the $1,000,000 equity financing in the third quarter of fiscal 2015 partially offset by a decrease in stock option expense.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first nine months of 2015 and 2014. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $2,200,000 for the nine months ended September 30, 2015 as compared to a net loss of $2,168,000 for the nine months ended September 30, 2014. The increase in net loss is primarily due to higher operating expenses partially offset by an increase in revenue and lower cost of revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $1,047,000 at September 30, 2015 from $20,000 at December 31, 2014, an increase of $1,027,000.  The increase is primarily attributable to the equity issuance related to the $1,000,000 equity financing in July 2015, collections of accounts receivable from year end, revenue generated in the first nine months of 2015 and short term borrowings.

Net cash used by Operating Activities.  Cash used by operations for the nine months ended September 30, 2015 was $1,165,000 compared to cash used by operations of $1,089,000 for the nine months ended

September 30, 2014.  Cash used by operations for the nine months ended September 30, 2015 was primarily due to the loss from operations of $2,200,000 and a decrease in deferred revenue of $649,000 partially offset by an increase in depreciation of $10,000, stock option expense of $9,000, a decrease in accounts receivable of $903,000, an increase in accounts payable and accrued expenses of $755,000 and a decrease in prepaid expenses of $7,000.

Net cash used in Investing Activities. The Company had purchases of equipment totaling $8,000 for the nine months ended September 30, 2015 as compared to $7,000 for the nine months ended September 30, 2014.

Net cash generated by Financing Activities.  Net cash generated by financing activities for the nine months ended September 30, 2015 was approximately $2,200,000, and $1,142,000 for the nine months ended September 30, 2014.  Cash generated by financing activities for the nine months ended September 30, 2015 was comprised primarily from the cash received from the equity financing of $1,000,000 and short term borrowings of $1,410,000 offset by the repayment of $210,000 of short term debt.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2015 with cash on hand from December 31, 2014, the revenue generated in the first nine months of 2015, short term borrowings and an equity financing of $1,000,000 from the sale of common stock and warrants.

From time to time during 2012 through 2015, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2013, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until April 1, 2014.  In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short term notes until June 30, 2015. On April 8, 2015, the Company entered into an Exchange Agreement with Mr. Steffens to convert an aggregate of $6,950,514 of principal amount of debt into 69,505,140 shares of the Company’s common stock at a conversion rate of $0.10 per share.  Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes are non-interest bearing with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest. At September 30, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $980,000 of principal and $1,362,000 in interest.

The Company has incurred an operating loss of approximately $3,927,000 for the year ended December 31, 2014, and has a history of operating losses. For the nine months ended September 30, 2015, the Company incurred losses of $2,200,000 and had a working capital deficiency of $6,450,000 as of September 30, 2015.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $1,410,000 and $2,296,000 in 2015 and 2014, respectively.  The Company has also repaid approximately $210,000 and $394,000 of debt in 2015 and 2014, respectively. Additionally, in April 2015, the Company’s Chairman, Mr. Launny Steffens, converted $6,950,514 of debt into 69,505,140 shares of common stock of the Company.  In July 2015, the Company completed a sale of 25 million shares of its common stock and warrants to purchase up to 205,277,778 shares of its common stock to a group of nine investors, led by the Company’s Chairman of the Board, John (Launny) Steffens and the Privet Group, LLC, for $1,000,000.  Should the investors exercise the warrants, which have exercise prices ranging from $0.04 to $0.05 per share, the Company would receive an additional $9,000,000 in proceeds.  The warrants expire in three years.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2015, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
John P. Broderick
Chief Executive Officer and Chief Financial Officer Date: November 13, 2015