Form 10-K
period 2015-12-31
CICERO INC
filed 2016-03-30
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company.  Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]                                                                Accelerated filer [_]                                    Non - accelerated filer [_] Smaller reporting company [X]

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $7,612,315 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 192,253,005 shares of common stock outstanding as of March 22, 2016.

Documents Incorporated by Reference: None
CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

PART I

Item 1.  Business

Overview

Cicero, Inc. (the “Company”) provides desktop activity intelligence and improvement software that helps organizations isolate issues and automates employee tasks in the contact center and back office.  The Company provides an innovative and unique combination of application and process integration, automation, and desktop analytics capabilities, all without changing the underlying applications or requiring costly application development. The Company’s software collects desktop activity and application performance data and tracks business objects across time and multiple users, as well as measures against defined expected business process flows, for either analysis or to feed a third-party application.  In addition to software solutions, the Company also provides technical support, training and consulting services as part of its commitment to providing customers with industry-leading solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest Fortune 500 corporations worldwide.

The Company focuses on the activity intelligence and customer experience management market with emphasis on desktop analytics and automation with its Cicero Discovery™, Cicero Insight™ and Cicero Automation™ products.

Cicero Discovery collects desktop activity leveraging a suite of sensors.  Cicero Discovery is a lightweight and configurable tool to collect activity and application performance data and track business objects across time and across multiple users as well as measure against a defined "expected" business process flow, either for analysis or to feed a third-party application.

Cicero Insight is a measurement and analytics solution that collects and presents high value information about quality, productivity, compliance, and revenue from frontline activity to target areas for improvement.  Powered by Cicero Discovery sensors, Cicero Insight collects activity data about the applications, when and how they are used and makes it readily available for analysis and action to the business community.

Cicero Automation delivers all the features of the Cicero Discovery product as well as desktop automation for enterprise contact center and back office employees.  Leveraging existing IT investments Cicero Automation integrates applications, automates workflow, and provides control and adaptability at the end user desktop.

Cicero Automation also provide Single Sign-On (SSO) and stay signed on capability.   The software maintains a secure credential store that facilitates single sign-on. Passwords can be reset but are non-retrievable. Stored interactions can be selectively encrypted based on the needs of the enterprise. All network communications are compressed and encrypted for transmission.

The Company provides an intuitive configuration toolkit for each product, which simplifies the process of deploying and managing the solutions in the enterprise. The Company provides a unique way of capturing untapped desktop activity data using sensors, combining it with other data sources, and making it readily available for analysis and action to the business community.  The Company also provides a unique approach that allows companies to organize functionality of their existing applications to better align them with tasks and operational processes. In addition, the Company’s software solutions can streamline end-user tasks and enable automatic information sharing among line-of-business siloed applications and tools. It is ideal for deployment in organizations that need to provide access to enterprise applications on desktops to iteratively improve business performance, the user experience, and customer satisfaction. By leveraging desktop activity data, integrating disparate applications, automating business processes and delivering a better user experience, the Company’s products are ideal for the financial services, insurance, healthcare, governmental and other industries requiring a cost-effective, proven business performance and user experience management solution for enterprise desktops.

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

Products

The Company’s software products deliver desktop activity intelligence and improvement capabilities to improve business performance. All of our products - Cicero Discovery, Cicero Insight, and Cicero Automation - leverage existing technologies by securely collecting desktop activity data and automating redundant, manual processes, improving business processes and the user experience.

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

Cicero Insight™
Cicero Insight is a measurement and analytics solution that collects and presents high value information about quality, productivity, compliance, and revenue from frontline activity to target areas for improvement.  Using a set of configurable sensors at the employees’ desktop Cicero Insight collects activity data about the applications, when and how they are used and makes it readily available for analysis and action to the business community.  Cicero Insight:
•	Provides a source of rich data from the desktop, which is not readily obtainable or commonly utilized in business level analysis.
•	Is a solution to analyze data and identify areas of improvement with actionable intelligence (data-driven decisions).
•	Helps companies establish a desktop knowledge baseline.
•	Delivers role-based dashboards, reporting and analytics in a web and mobile context.
•	Supports data harmonization with the integration and correlation of data from other data platforms.

Companies are using Cicero Insight to:
•	See how the events at the desktop impact business goals, the employee and customer experience.
•	Measure and assessing activity (what activity, by whom, where, how much and when).
•	Identify compliance issues (installed software and versions, approved/unapproved apps, web usage and domain access, copying files, external drive access, etc.).
•	Identify top performers, best practices, etc.
•	Have current hardware configuration and state of utilization data.
•	Establish a knowledge baseline for the employee desktop.
•	Measure and assess performance (hardware and user).
•	Measure and assess process/task efficiency (look at the frequency of use of an application vs total time spent in an application).
•	Identify improvement opportunities through automation, training, process changes, and fraud/regulatory and compliance changes.

Cicero Automation™
Cicero Automation enables businesses to transform human interaction across the enterprise. It enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero Automation automates up and down-stream process flows, enforcing compliance and optimizing handle and transaction time, reducing training time and enabling delivery of best in class service. Cicero Automation also captures real-time information about each process at the desktop, allowing organizations to spot trends and forecast problems before they occur.

Cicero Automation software offers a proven, innovative departure from traditional, costly and labor-intensive enterprise application integration and automation solutions. The Company provides non-invasive application integration, reducing enterprise integration implementation cost and time. Cicero Automation also enables customers to transform applications, business processes and human expertise into a cost effective business solution that improves operational efficiency.

By using Cicero Automation technology, companies can decrease their customer management costs, improve the customer experience, maximize the lifetime value of existing customers, and more efficiently cross-sell the full range of their products and services resulting in an overall increase in return on their information technology investments. In addition, the Company’s software enables organizations to reduce the business risks inherent in replacement or re-engineering of mission-critical applications and extend the productive life and functional reach of their application portfolio.

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

Merrill Lynch/Bank of America and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in fiscal 2015 and fiscal 2014.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into technology partnerships for integrated business solutions with Teleopti, Avaya/KnoahSoft, Nexidia, Co-nexus, and Voice Print International.    In addition, we have entered into strategic partnerships with Aspect, eg solutions and Convergys.  These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

Marketing

The target market for our products and services are in the financial services, insurance, and healthcare industries, as well as users in the intelligence and security communities and other governmental organizations. Increasing competitiveness and consolidation is driving companies in such businesses to increase the efficiency, improve the user experience and improve the quality of their customer contact centers. As a result, companies are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

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

Core marketing functions include product marketing, digital marketing and public relations.  We utilize focused marketing programs that are intended to attract potential customers in our target vertical industries and to promote our Company and our brands. Our marketing programs are specifically directed at our target markets, and include speaking engagements, public relations campaigns, focused trade shows and web site marketing, while devoting substantial resources to supporting the field sales team with high quality sales tools and ancillary material.  As product acceptance grows and our target markets increase, we will shift to broader marketing programs.

The marketing department also produces ancillary material for presentation or distribution to prospects, including demonstrations, presentation materials, white papers, case studies, articles, brochures, and data sheets.

Research and Product Development

We incurred research and development expense of approximately $1,445,000 and $1,227,000 in 2015 and 2014, respectively.

Since Cicero Discovery, Cicero Insight, and Cicero Automation are new products in a relatively untapped market, it is imperative to constantly enhance the features and functionality of these products.  Our budget for research and development is based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

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

•
Recently, there have been several companies that offer capabilities similar to our software in that these companies advertise that they can capture desktop activity and integrate applications without modifying the underlying code for those applications. OpenSpan is one company who advertises that they can capture desktop activity and provide integration at the point of contact or on the desktop.

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

Employees

As of December 31, 2015, we employed 24 full-time employees.  Our employees are not represented by a union or a collective bargaining agreement.

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

We experienced operating losses and net losses for each of the years from 2001 through 2015. We incurred a net loss of $3.9 million for 2014 and $2.8 million for 2015.  As of December 31, 2015, we had a working capital deficit of $6.8 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues.   If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 30, 2016 on our consolidated financial statements for the period ended December 31, 2015 included an emphasis of matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our recurring losses from operations and working capital deficit. Our ability to continue as a going concern will be determined by our ability to secure customer contracts that will drive sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our inability to obtain sufficient capital either through internally generated cash or through the use of equity or debt offerings could impair the growth of our business.

Historically, we have relied on equity and debt offerings, borrowings and operating cash flows to finance our working capital requirements. Reliance on internally generated cash to finance our operations could substantially limit our operational and financial flexibility. We have experienced negative cash flows from operations for a number of years, including the past three years. To the extent that we have insufficient operating cash flows, our ability to finance our operations may be limited by the extent to which we are able to raise capital through debt or equity financings. The extent to which we will be able to use shares of capital stock will depend on the market value of our capital stock from time to time and the willingness of potential investors to invest in our company. Using shares of capital stock for this purpose also may result in significant dilution to our then existing stockholders. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. Besides, our ability to obtain external financing is subject to a number of uncertainties, including:

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

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for a number of years, including the past three years. At December 31, 2015, the Company had a working capital deficiency of $6.8 million. In order to generate sufficient revenues to sustain its operations, the Company will need to attract more accounts in the near future.

Economic conditions could adversely affect our revenue growth and cause us not to achieve desired revenue.

Our ability to generate revenue depends on the overall demand for customer experience management software and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for customer experience management in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make the spending environment more challenging for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services and/or cause customers or prospective customers to be more cautious in undertaking larger transactions. Those situations may cause a decrease in our revenue. A decrease in demand for our software and services caused, in part, by a weakening of the economy, may result in a decrease in our revenue rates.

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

Furthermore, licensing fees for Cicero Automation are significant and each sale can or will account for a large percentage of our revenue and a single sale may have a significant impact on the results of a quarter. In addition, the substantial commitment of executive time and financial resources that have historically been required in connection with a customer’s decision to purchase our software increases the risk of quarter-to-quarter fluctuations. Our software sales require a significant commitment of time and financial resources because it is an enterprise product. Typically, the purchase of our products involves a significant technical evaluation by the customer and the delays frequently associated with customers’ internal procedures to approve large capital expenditures and to test, implement and accept new technologies that affect key operations. This evaluation process frequently results in a lengthy sales process of several months. It also subjects the sales cycle for our products to a number of significant risks, including our customers’ budgetary constraints and internal acceptance reviews. The length of our sales cycle may vary substantially from customer to customer.

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

We have goodwill of $1.7 million as of December 31, 2015, which represents 52% of our total assets. During fiscal 2014, we recorded impairment charges of $1.2 million primarily related to goodwill. We evaluate goodwill for impairment on an annual basis. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting unit changes in future periods, we may be required to record an impairment charge related to goodwill, which would reduce earnings in such period.

Loss of key personnel associated with Cicero® development could adversely affect our business.

Loss of key executive personnel or the software engineers we have hired with specialized knowledge of our technology could have a significant impact on our execution of our new strategy given that they have specialized knowledge developed over a long period of time with respect to our technology.

Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero Discovery, Cicero Insight, and Cicero Automation.

Cicero products are designed to provide a unique way for an enterprise to understand what is truly happening on their users’ desktops. To effectively penetrate the market for solutions to this problem, Cicero products will compete with traditional quality assurance and desktop analytic solutions that attempt to solve this business problem. Quality assurance and desktop analytics solutions are currently sold and marketed by companies such as OpenSpan and Verint. There can be no assurance that our potential customers will determine that Cicero methodology is superior to solutions provided by the competitors described above in addressing this business problem. Moreover, the information systems departments of our target customers, large financial institutions, are large and may elect to attempt to internally develop an internal solution to this business problem rather than to purchase a Cicero product.

Cicero Automation is designed to address in a novel way the problems that large companies face integrating the functionality of different software applications by integrating these applications at the desktop. To effectively penetrate the market for solutions to this disparate application problem, Cicero Automation will compete with traditional Enterprise Application Integration, or EAI, solutions that attempt to solve this business problem at the server or back-office level. Server level EAI solutions are currently sold and marketed by companies such as NEON, Mercator, Vitria, and BEA. There can be no assurance that our potential customers will determine that Cicero Automation’s desktop integration methodology is superior to traditional middleware EAI solutions provided by the competitors described above in addressing this business problem. Moreover, the information systems departments of our target customers, large financial institutions, are large and may elect to attempt to internally develop an internal solution to this business problem rather than to purchase the Cicero Automation product.

Accordingly, we may not be able to provide products and services that compare favorably with the products and services of our competitors or the internally developed solutions of our customers. These competitive pressures could delay or prevent adoption of Cicero Discovery, Cicero Insight or Cicero Automation or require us to reduce the price of our products, either of which could have a material adverse effect on our business, operating results and financial condition.

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

Not applicable.

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

PART II

Item 5. Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007, we formally changed our name to Cicero Inc. and now trade under the ticker CICN.  The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2015 and 2014.

	2015		2014
Quarter	High	Low	High	Low
First	$0.05	$0.02	$0.04	$0.01
Second	$0.06	$0.04	$0.04	$0.02
Third	$0.06	$0.03	$0.03	$0.02
Fourth	$0.04	$0.02	$0.03	$0.02

The closing price of the common stock on March 21, 2016 was $0.03 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.   As of March 22, 2016, we had 226 registered stockholders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2015, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	3,657,110	$0.21	844,090
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

The Software product segment is comprised of the Cicero Discovery and Cicero Automation products.  Cicero Discovery delivers desktop analytics and reporting for the enterprise.  Cicero Discovery collects activity and application performance data and tracks business objects across time and across multiple users as well as measures against a defined "expected" business process flow, either for analysis or to feed a third-party application.  Cicero Automation enables businesses to transform human interaction across the enterprise. Cicero Automation enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero Automation automates up and down-stream process flows, enforcing compliance and optimizing handle time, reducing training time and enabling delivery of best in class service. Cicero Automation captures real-time information about business processes at the desktop, allowing organizations to spot trends and forecast problems before they occur.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Years Ended December 31,
	2015	2014
Revenue:
Software	20.1%	18.4%
Maintenance	76.1%	76.8%
Services	3.8%	4.8%
Total	100.0%	100.0%

Cost of revenue:
Software	0.0%	0.0%
Maintenance	5.6%	5.4%
Services	29.8%	34.7%
Total	35.3%	40.1%

Gross margin	64.6%	59.9%

Operating expenses:
Sales and marketing	55.6%	57.7%
Research and product development	74.4%	64.5%
General and administrative	59.2%	51.5%
Goodwill impairment charge	--%	61.7%
Total	189.2%	235.4%

Loss from operations	(124.5)%	(175.5)%
Other income/(expense), net	(21.7)%	(30.9)%
Net loss	(146.3)%	(206.4)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2015	2014
United States	92%	97%
Europe	8%	3%
	100%	100%

 Years Ended December 31, 2015 and 2014

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

Total revenues for the year ended December 31, 2015 increased 2.1% or $40,000 from $1,903,000 in 2014 to $1,943,000 in 2015. The increase in revenues in 2015 is due primarily to the increase in software sales and maintenance revenue partially offset by a decrease in consulting revenue.

Software Products. Software products revenue for the year ended December 31, 2015 increased 11.7% or $41,000 from $350,000 in 2014 to $391,000 in 2015.  The increase is primarily due to the growing acceptance of the Cicero Discovery in the marketplace.

The gross margin on software products was 100.0% for the years ended December 31, 2015 and 2014, respectively.

The Company expects to see an increase in software sales coupled with improving margins on software products as Cicero Discovery, Cicero Insight and Cicero Automation gain acceptance in the marketplace. The Company’s expectations are based on its modification of the sales approach with customers and prospects. The Company believes that the entry level product for an enterprise is Discovery which allows companies to measure and then manage. Using data and analytics to drive change in an organization begins with capturing that data. We believe that this approach is being embraced by the company’s prospects. In addition, the Company and its products continue to be recognized in the marketplace with technology and partnership awards.

Maintenance.  Maintenance revenues for the year ended December 31, 2015 increased 1.2% or $18,000 from $1,461,000 in 2014 to $1,479,000 in 2015.  The increase in maintenance revenue in 2015 is primarily due to new software sales in fiscal 2015.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 92.7% and 93.0% for 2015 and 2014, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero Discovery, Cicero Insight and Cicero Automation products. The cost of maintenance should increase slightly.

Services.  Services revenue for the year ended December 31, 2015 decreased 20.7% or $19,000 from $92,000 in 2014 to $73,000 in 2015.  The decrease in services revenues in 2015 is primarily attributable to a decrease in paid consulting engagements.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was (693.2%) and (617.4%) for fiscal 2015 and 2014, respectively.  The increase in gross margin loss in 2015 was primarily attributable to the decrease in consulting revenue partially offset by a decrease in consulting expenses from a decrease in headcount.

Services revenues are expected to increase as the Cicero Discovery, Cicero Insight, and Cicero Automation products gain acceptance.

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as industry conference participation and promotional expenses. Sales and marketing expenses decreased 1.6% or $18,000 to $1,080,000 in 2015.  The decrease is primarily attributable to lower headcount partially offset by higher commission expense.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development.  Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead.  Research and development expense increased 17.8% or $218,000 to $1,445,000 in 2015. The increase in costs is primarily due to higher headcount and an increase in outside professional services.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses increased 17.4% or $171,000 to $1,151,000 in 2015.  The increase is primarily attributable to an increase in legal and professional services expenses related to the $1,000,000 equity financing in the third quarter of fiscal 2015.

General and administrative expenses are expected to decrease as the Company does not expect to incur significant legal and professional services expenses in fiscal 2016.

Goodwill impairment charge. There was no goodwill impairment identified as of December 31, 2015.  In 2014, we recorded a non-cash goodwill impairment charge of $1,174,000. We test goodwill for impairment annually on December 31 using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, guideline public company methodology and industry transaction methodology. Our goodwill impairment test as of December 31, 2014, indicated that the carrying value of our SOA acquisition goodwill exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1,174,000 in fiscal year 2014, reducing our goodwill from $2,832,000 to $1,658,000.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2015 and 2014. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Loss). Other loss (net) decreased $185,000 from other income of $184,000 in 2014 to other loss of $1,000 in 2015.  The decrease is primarily due to income from the write off of old liabilities of approximately $208,000 partially offset by $24,000 of expense for a prior year matching contribution to its defined contribution plan that was recorded in fiscal 2014.

Interest expense decreased $350,000 from $772,000 in 2014 to $422,000 in 2015 due to the conversion by John L. (Launny) Steffens, the Chairman of the Board of Directors, of $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock.

Net Loss. Net loss decreased $1,084,000 from a net loss of $3,927,000 in 2014 to a net loss of $2,843,000 in fiscal 2015.  The decrease in loss is primarily due to the goodwill impairment charge in fiscal 2014 and the increase in operating revenue, partially offset by the higher operating costs associated with the $1 million equity financing.

Impact of Inflation.  Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $1,009,000 on December 31, 2015 compared with $20,000 on December 31, 2014, an increase of $989,000.  The Company incurred a net loss of $2,843,000 for the year ended December 31, 2015 compared to net loss of $3,927,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for fiscal 2015 and 2014. At December 31, 2015, the Company had a working capital deficiency of $6,801,000.

Operating activities utilized $2,066,000 in cash, which was primarily comprised of the loss from operations of $2,845,000 and a decrease deferred revenue of $794,000.  This was offset by non-cash charges for depreciation of $13,000 and stock-based compensation expense of $12,000, amortization of debt discount of $56,000, a decrease in trade receivable of $779,000, a decrease in prepaid expenses of $2,000, an increase of trade payables and other accruals of $709,000.

 The Company utilized approximately $10,000 in cash in the purchase of updating the Company’s network and computer equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2015 with cash on hand from December 31, 2014, the revenue generated in fiscal 2015, the cash received from the equity financing of $1,000,000 as well as, through the use of proceeds from other short-term borrowings in the amount of $2,065,000, net of repayments.

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

From time to time during 2012 through 2015, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until June 30, 2015.  In April 2015, the Company entered into agreement with Mr. Steffens to convert $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock.  Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  The Company had repaid $170,000 in principal as of December 31, 2015.  In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $1,845,000 of principal and $1,362,000 of interest.

Although the Company has incurred an operating loss of approximately $2,843,000 for the year ended December 31, 2015, and has a history of operating losses, management believes that its repositioned strategy of leading with its Discovery product to measure how work happens and then follow with its integration capabilities through its Automation product will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 30, 2016, on our consolidated financial statements for the period ended December 31, 2015 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Our consolidated financial statements and related disclosures, which are prepared to conform to accounting principles generally accepted in the United States of America, require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period reported.  We are also required to disclose amounts of contingent assets and liabilities at the date of the consolidated financial statements.  Our actual results in future periods could differ from those estimates.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Goodwill.  The Company accounts for goodwill in accordance ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.  Should our actual experience differ from our initial assessment, there would be an adjustment to goodwill.

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

Valuation of Deferred Tax Assets.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future.  At December 31, 2015, we had a valuation allowance of $57,588,000 against $57,588,000 of gross deferred tax assets.  We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2015, the Company has net operating loss carryforwards of approximately $141,458,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2019 and 2035.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board’s (FASB) new leases standard Accounting Standard Updates (ASU) 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.  The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018. See Note 11 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	74	Director and Chairman
John Broderick	66	Director and Chief Executive Officer/Chief Financial Officer
Antony Castagno	48	Chief Technology Officer
Ryan Levenson	40	Director
Thomas Avery	62	Director
Mark Landis	74	Director
Bruce D. Miller	65	Director
Don Peppers	65	Director

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

Antony Castagno

Mr. Castagno has been the Chief Technology Officer of the Company since January 2010.  Mr. Castagno brings over 20 years of leadership and technology experience to Cicero and is responsible for the technology vision and execution for Cicero’s customer experience software. Prior to joining Cicero in January 2010, Mr. Castagno was the Chief Executive Officer of SOAdesk LLC, which pioneered the Intelligent Agent Desktop and Customer Interaction Management space. From 2005 to 2007, Mr. Castagno was the co-founder and Chief Technology Officer for OpenSpan, where he led the development of client side integration. Mr. Castagno graduated from the United States Military Academy at West Point in 1989 with a B.S. degree in Computer Science. Over the course of Mr. Castagno’s career, he has held leadership and technology positions with Deloitte, Verifone, ADP, Personic and was the founder of Vertical Thought an Atlanta-based technology incubator.

Ryan Levenson
Director since July 2015.

Mr. Levenson was appointed to serve on the Board of Directors in July 2015, pursuant to a director designation right granted to Privet Fund LP in connection with its purchase of the Company’s common stock and warrants in July 2015.  Mr. Levenson is currently and has been Principal and Managing Member of Privet Fund Management LLC, an investment firm, since its founding in February 2007.  Mr. Levenson currently serves as a director of RELM Wireless Corp (NYSE MKT: RWC), a manufacturer and distributor of wireless communications products.  Previously, Mr. Levenson served as a director and member of the Compensation, Organization and Corporate Governance Committee of Material Sciences Corp. (NASDAQ: MASC) from May 2013 until its sale in March 2014. Mr. Levenson also served as a member of the board of directors and Compensation and Audit Committees of The Middleby Corporation (NASDAQ: MIDD) from May 2006 until November 2012. Prior to founding Privet Fund Management LLC in February 2007, Mr. Levenson served as Vice President of Business Development at MSI, a privately held building products distributor and construction services company, from 2003 until 2006. Prior to his service with MSI, Mr. Levenson served as a financial analyst for Cramer Rosenthal McGlynn’s long/short equity hedge fund after working at SAC Capital Advisors LLC in a similar capacity. Mr. Levenson graduated from Vanderbilt University with a degree in art history.  We believe Mr. Levenson’s qualifications to serve on our Board of Directors include his financial background and previous business experience.

Thomas Avery
Director since July 2015.

Mr. Avery was appointed to serve on our Board of Directors in July 2015, pursuant to a director designation right granted to Privet Fund LP in connection with its purchase of the Company’s common stock and warrants in July 2015. Mr. Avery has over 37 years of investment banking and venture capital experience which includes serving as a Managing Director at Raymond James & Associates from 2000 until 2014; the head of the investment banking group at Interstate/Johnson-Lane from 1995 to 2000; a general partner at Noro-Moseley Partners from 1989 to 1995; a general partner at Summit Partners from 1984 to 1989; and Senior Vice President at The Robinson-Humphrey Company from 1977 to 1984.  During his career as a venture capitalist, Mr. Avery served on numerous private company boards, assisting those companies with advice and help in financing their enterprises; planning and executing growth strategies; and building effective management teams.  Mr. Avery is currently serving on the board of directors of KIPP Metro Atlanta, a national charter school organization serving low income, minority children.  Mr. Avery graduated Summa Cum Laude from the Georgia Institute of Technology with a bachelor’s degree in industrial management and from the Harvard Business School with a master’s degree in business administration. We believe Mr. Avery’s qualifications to serve on our Board of Directors include his over 37 years of investment banking and venture capital experience.

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

Audit Committee

The Audit Committee is composed of Mr. Mark Landis and Mr. Bruce Miller. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2015. Each member attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of The NASDAQ Stock Market’s listing standards. Mr. John W. Atherton, Jr. who was designated the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K due to his experience as a Chief Financial Officer of a public company resigned from the Board on July 15, 2015.  Mr. Mark Landis is the current “audit committee financial expert” due to his experience as a senior executive.

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

Item 11. Executive Compensation.

Compensation Committee Membership and Organization

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. Its duties include:

•	Setting the total compensation of our Chief Executive Officer and evaluating his performance based on corporate goals and objectives;

•	Reviewing and approving the Chief Executive Officer’s decisions relevant to the total compensation of the Company’s other executive officer;

•	Making recommendations to the Board of Directors with respect to equity-based plans in order to allow us to attract and retain qualified personnel; and

•	Reviewing director compensation levels and practices, and recommending, from time to time, changes in such compensation levels and practices of the Board of Directors.

The members of the Compensation Committee were Messrs. Jay Kingley and Charles Porciello up until their resignation from the Board of Directors on July 15, 2015. None of the members of the Compensation Committee had served as an executive officer of the Company, and no executive officer of the Company has served as a member of the Compensation Committee of any other entity of which Messrs. Kingley and Porciello have served as executive officers. The Board has not filled the open positions on the Compensation Committee.  There were no interlocking relationships between us and other entities that might affect the determination of the compensation of the directors and executive officers of the Company. The Compensation Committee meets on an as necessary basis during the year.

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

Components of Executive Compensation

The compensation program for our Named Executive Officers consists of:

•	Base salary;
•	Non-equity incentive plan compensation;
•	Long-term equity incentive compensation; and
•	Other benefits

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Compensation Committee considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2015.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our executive officers’ incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics closely correlate to stockholder value. We believe that these metrics also correlate to stockholder value and individual performance. Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2015 and 2014.  Our Chief Technology Officer did not achieve a non-equity bonus in fiscal 2015 and achieved a non-equity bonus of $7,632 in fiscal 2014.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2016.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan under which grants may be made, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Compensation Committee of our Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards.  At December 31, 2015, 844,090 shares were available for future option grants and awards.

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

Grants to other employees are typically made upon initial employment and then periodically as the Compensation Committee so determines. The Compensation Committee has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Compensation Committee approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant.  During fiscal 2015, the Company granted options to purchase 525,000 shares to employees.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal years 2015 and 2014.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary		Stock Awards	Non- Equity Incentive Plan Compensation		All Other Compensation (5)	Total
John P. Broderick Chief Executive Officer, Chief Financial Officer, Corporate Secretary	2015	$175,000	(1)	--	$25,000	(3)	$7,810	$207,810
	2014	$175,000	(1)	--	$25,000	(3)	$7,340	$207,340

Antony Castagno Chief Technology Officer	2015	$150,000	(2)	--	--		$7,638	$157,638
	2014	$150,000	(2)	--	$7,632	(4)	$6,981	$164,613

(1)	Mr. Broderick is currently deferring $25,000 of his annual salary which commenced in July 2013.

(2)	Mr. Castagno is currently deferring $25,000 of his annual salary which commenced in April 2014.

(3)
Non-equity incentive plan compensation for Mr. Broderick includes a bonus for certain revenue transactions earned during fiscal year ended December 31, 2015 and 2014.  The revenue transaction was the acceptance of the first contract greater than $300,000 for each fiscal year.

(4)	Non-equity incentive plan compensation for Mr. Castagno includes a bonus for any revenues in excess of his base salary when engaged in consulting services on behalf of the Company.

(5)
Other compensation includes the Company’s portion of major medical insurance premiums and long-term disability premiums for named executives during fiscal years ended December 31, 2015 and 2014, respectively.

Grants of Plan Based Awards

The Company awarded 211,539 stock options to Mr. Castagno in fiscal 2015.  Mr. Broderick did not receive any stock option awards in fiscal 2015. The Company did not award any stock options to the named executives during fiscal 2014.  The Company did not award any stock appreciation rights (SARs) during fiscal 2015 and 2014.

The following table presents the number and values of exercisable options as of December 31, 2015 by the named executive.

Outstanding Equity Awards at December 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)		Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
John P. Broderick	549,360	(1)	--	$0.51	08/17/2017
	75,000	(2)	--	$0.09	08/20/2020
						549,630	(4)	$11,542
						1,500,000	(5)	$31,500
Antony Castagno	75,000	(2)	--	$0.09	08/20/2020
	70,513	(3)	141,026	$0.05	07/20/2025

(1)	These options were granted on August 17, 2007. This stock option vested in three equal installments with the first installment vesting on August 17, 2007.

(2)	These options were granted on August 20, 2010. This stock option vested in three equal installments with the first installment vesting on August 20, 2010.

(3)	These options were granted on July 21, 2015. This stock option vested in three equal installments with the first installment vesting on July 21, 2015.

(4)	These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.

(5)
These are restricted stock granted on November 9, 2012.  The shares will vest to him in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control.

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2015. Mr. Broderick and Mr. Castagno have 624,360 and 286,539 outstanding options respectively at December 31, 2015.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2015, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, in its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company.  Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2015, we agreed to pay Mr. Castagno an annual base salary of $150,000 and a performance cash bonus of up to $215,000 per annum based upon exceeding certain pre-tax operating net income metrics, as determined by and at the discretion of the Compensation Committee.  If the Company terminates Mr. Castagno’s employment without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over that six (6) month period following termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us,  assist any business in attempting to solicit or divert business from us, solicit or hire any person who was our employee during the employment agreement term, or assist any business in attempting to solicit or hire any person who was our employee during the employment agreement term.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to the named executive officers has been estimated in the table below and assumes a termination date of December 31, 2015.  Since all options held by the executives are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2012 through 2015 that had not been paid in fiscal 2015.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$43,042	$137,500	$180,542
Disability	--	43,042	137,500	180,542
Involuntary termination without cause	175,000	43,042	137,500	355,542
Change in Control	175,000	43,042	137,500	355,542
Antony Castagno
Death	$--	$--	$43,750	$43,750
Disability	--	--	43,750	43,750
Involuntary termination without cause	75,000	--	43,750	118,750
Change in Control	75,000	--	43,750	118,750

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Stock Option Plan

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock that may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. During fiscal 2015, the Company granted options to purchase 525,000 shares to its employees.  This included 211,539 options to Mr. Castagno.  No grants were awarded to our named executive officers during fiscal 2014.

Director Compensation

No cash or non-cash compensation was paid during fiscal 2015 by us to our non-employee directors who served during fiscal 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of February 29, 2016 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 192,253,005 common shares outstanding as of February 29, 2016.   Beneficial ownership is determined in accordance with Rule 13-3(d) promulgated by the SEC under the Securities Exchange Act of 1934.  Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class
John L. Steffens (1)	153,341,564	65.9%
Ryan Levinson (2)	168,102,778	49.1%
Jonathan Gallen (3)	10,950,173	5.7%
Mark and Carolyn P. Landis (4)	8,564,020	4.4%
Antony Castagno/SOAdesk LLC(5)	17,360,206	8.4%
Thomas Avery (6)	4,605,555	2.3%
Bruce Miller (7)	6,346,822	3.2%
Don Peppers (8)	5,429,957	2.8%
John P. Broderick (9)	2,676,968	1.4%
All current directors and executive officers as a group (8 persons) (10)	366,427,870	88.6%

*	Represents less than one percent of the outstanding shares.

1.
The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022.  Includes 112,932,501 shares of common stock, 40,391,063 shares issuable upon the exercise of warrants and 18,000 shares subject to stock options.

2.	The address of Mr. Levinson is 8000 Regency Parkway, Suite 542, Cary, NC 27518. Includes 18,250,000 shares of common stock and 149,852,778 shares issuable upon the exercise of warrants.

3.
The address of Mr. Gallen is 299 Park Avenue New York, New York 10171.  Ahab Partner, L.P. (“Partners”), Ahab International, Ltd. (“International”), Queequeg Partners, L.P. (“Queequeg”) and Queequeg, Ltd. (“Limited,” and collectively with Partners, International and Queequeg, the “Funds”) held in aggregate 10,950,173 shares of common stock. Jonathan Gallen possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by the Funds.  In addition, Jonathan Gallen held the power to direct the disposition of 100,000 shares of common stock held in private investment account.  Accordingly, for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Mr. Gallen may be deemed to beneficially own 10,950,173 shares of common stock of the Company.

4.
The address of Mark and Carolyn P. Landis is 54 Dillon Way, Washington Crossing, Pa. 18977. Includes 5,472,853 shares of common stock, 3,079,167 shares issuable upon the exercise of warrants and 12,000 shares subject to stock options.

5.
The address of Mr. Castagno is 8000 Regency Parkway, Suite 542, Cary, NC 27518.  Mr. Castagno is a principal owner of SOAdesk LLC.  Includes 2,000,000 shares of common stock, 6,277,993 shares of common stock issuable upon conversion of a convertible promissory note in the principal amount of $700,000 and accumulated interest of $242,000, 5,886,987 common shares issuable upon conversion of a convertible promissory note in the principal amount of $675,000 and accumulated interest of $208,000, 100,000 shares issuable upon the exercise of warrants and 286,539 shares subject to stock options.

6.	The address of Mr. Avery is 8000 Regency Parkway, Suite 542, Cary, NC 27518. Includes 500,000 shares of common stock and 4,105,555 shares issuable upon the exercise of warrants.

7.
The address of Mr. Miller is 8000 Regency Parkway, Suite 542, Cary, NC 27518.  Consists of 3,149,655 shares of common stock, 18,000 shares subject to stock options and warrants to acquire 3,179,167 shares of common stock. Mr. Miller has sole or shared voting or dispositive power with respect to the securities held by Delphi Partners, Ltd., which holds 509,267 shares of common stock.

8.
The address of Mr. Peppers is 8000 Regency Parkway, Suite 542, Cary, NC 27518.  Includes 3,165,179 shares of common stock, warrants to acquire 2,252,778 shares of common stock and 12,000 shares subject to stock options.

9.
The address of Mr. Broderick is 8000 Regency Parkway, Suite 542, Cary, NC 27518.  Includes 3,248 shares of common stock.  624,360 shares subject to stock options exercisable within sixty (60) days and 2,049,360 shares of restricted stock that is awarded upon termination or change of control.

10.	Includes shares issuable upon conversion of convertible promissory notes and exercise of options and warrants as described in above Notes for each director and officer.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Loans from Related Parties

From time to time during 2012 through 2015, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until April 1, 2015.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest. In April 2015, the Company entered into agreement with Mr. Steffens to convert $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock.  Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  The Company had repaid $170,000 in principal as of December 31, 2015.  In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $1,845,000 of principal and $1,362,000 of interest.

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

Director Independence

Our Board of Directors currently consists of seven members.  They are John L. Steffens, John P. Broderick, Ryan Levenson, Thomas Avery, Mark Landis, Bruce D. Miller, and Don Peppers.  Mr. Steffens is the Company’s Chairman of the Board, Mr. Broderick is the Company’s Chief Executive Officer and Chief Financial Officer.  The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the NYSE Amex Company Guide, §803(A)(2).  Under such definition, Messrs. Steffens, Levenson, Avery, Landis, Miller, and Peppers are independent directors.

Item 14.  Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Cherry Bekaert LLP audited our consolidated financial statements for the years ended December 31, 2015 and 2014.

Audit Fees

Audit fees include fees for the audit of the Company’s annual consolidated financial statements, fees for the review of the Company’s interim consolidated financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered to our company for the audit of the Company's annual consolidated financial statements for fiscal year 2015 and 2014 (and reviews of quarterly consolidated financial statements on Form 10-Q) were $84,462 and $81,150, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. Audit-related fees billed by Cherry Bekaert LLP for fiscal year 2015 were $6,725.  There were no audit-related fees billed by Cherry Bekaert LLP for fiscal year 2014.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Cherry Bekaert LLP for these services in 2015 and 2014.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Cherry Bekaert LLP for fiscal years 2015 and 2014.

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(A)           Consolidated Financial Statements

The following consolidated financial statements of the Company and the related reports of Independent Registered Public Accounting Firm thereon are set forth immediately following the Index of Consolidated Financial Statements which appears on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

3.1
Second Amended and Restated Certificate of Incorporation of Cicero Inc., a Delaware corporation, (incorporated by reference to Annex A to Cicero’s Definitive Proxy Statement on Schedule 14A filed August 27, 2015).

3.4	Amended and Restated Bylaws of Cicero Inc., a Delaware corporation (incorporated by reference to exhibit 3.1 to Cicero’s Form 8-K filed July 16, 2015).

4.1	Form of Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.3 to Cicero Inc.’s Form 10-K filed March 31, 2011).

4.4	Form of Investor Warrant Agreement (incorporated by reference to exhibit 4.4 to Cicero Inc.’s Form 10-K filed March 31, 2014)

4.5	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to exhibit 10.3 to Cicero Inc.’s Form 8-K filed July 16, 2015)

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

10.31
Stock and Warrant Purchase Agreement, dated as of July 15, 2015, by and among Cicero Inc. and the purchasers named thereto (incorporated by reference to exhibit 10.1 to Cicero’s Form 8-K filed July 16, 2015)

10.32	Investor Rights Agreement, dated as of July 15, 2015, by and among Cicero Inc., Privet Fund LP and John L. Steffens (incorporated by reference to exhibit 10.2 to Cicero’s Form 8-K filed July 16, 2015)

10.33	Form of Indemnification Agreement for Directors of Cicero Inc. (incorporated by reference to exhibit 10.4 to Cicero’s Form 8-K filed July 16, 2015)

10.34	Form of Inventions and Non-Competition Agreement for Employees of Cicero Inc. (incorporated by reference to exhibit 10.5 to Cicero’s Form 8-K filed July 16, 2015)

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*        Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer Date: March 30, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date

/s/John L. Steffens John L. Steffens	Chairman of the Board	March 30, 2016
/s/ John P. Broderick John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive and Financial and Accounting Officer)	March 30, 2016
/s/ Antony Castagno Antony Castagno	Chief Technology Officer	March 30, 2016
/s/ Ryan Levenson Ryan Levenson	Director	March 30, 2016
/s/ Thomas Avery Thomas Avery	Director	March 30, 2016
/s/ Mark Landis Mark Landis	Director	March 30, 2016
/s/ Bruce D. Miller Bruce D. Miller	Director	March 30, 2016
/s/ Don Peppers Don Peppers	Director	March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Cicero Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP
Raleigh, North Carolina
March 30, 2016

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,009	$20
Trade accounts receivable	256	1,035
Prepaid expenses and other current assets	235	237
Total current assets	1,500	1,292
Property and equipment, net	11	14
Goodwill (Note 4)	1,658	1,658
Total assets	$3,169	$2,964
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt less unamortized discount of $219 (Note 5)	$2,098	$8,492
Accounts payable	1,336	2,012
Accrued expenses:
Salaries, wages, and related items	1,601	1,400
Interest payable	2,021	1,674
Other	653	573
Deferred revenue	605	1,399
Total current liabilities	8,314	15,550
Long-term debt	2,132	--
Total liabilities	10,446	15,550

Commitments and contingencies (Notes 12 and 13)

Stockholders’ deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – No shares issued and outstanding at December 31, 2015; 1,499.6 shares issued and outstanding at December 31, 2014; $500 per share liquidation preference	--	--
Series B – No shares issued and outstanding at December 31, 2015; 10,400 shares issued and outstanding at December 31, 2014, $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized at December 31, 2015; 215,000,000 shares authorized at December 31, 2014; 192,253,005 issued and outstanding at December 31, 2015 and 85,848,237 issued and outstanding at December 31, 2014 (Note 8)	192	86
Additional paid-in-capital	246,220	237,206
Accumulated deficit	(253,689)	(249,878)
Total stockholders’ deficit	(7,277)	(12,586)
Total liabilities and stockholders’ deficit	$3,169	$2,964

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Revenue:
Software	$391	$350
Maintenance	1,479	1,461
Services	73	92
Total operating revenue	1,943	1,903
Cost of revenue:
Software	--	--
Maintenance	108	103
Services	579	660
Total cost of revenue	687	763
Gross margin	1,256	1,140
Operating expenses:
Sales and marketing	1,080	1,098
Research and product development	1,445	1,227
General and administrative	1,151	980
Goodwill impairment charge	--	1,174
Total operating expenses	3,676	4,479
Loss from operations before other income (charges)	(2,420)	(3,339)
Other income (charges):
Interest expense	(422)	(772)
Other (Note 1)	(1)	184
	(423)	(588)

Net loss	(2,843)	(3,927)
8% preferred stock Series B dividend	(86)	(127)
Deemed dividend applicable to warrant purchase	(882)	--
Net loss applicable to common stockholders	$(3,811)	$(4,054)

Loss per share – basic and diluted	$(0.03)	$(0.05)

Average shares outstanding – basic and diluted	152,076	85,816

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock Shares Amount		Preferred Stock SharesAmount		Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2013	85,806,247	$86	11,941	--	$237,135	$(245,824)	$(8,603)
Dividend for preferred B stock						(127)	(127)
Conversion of preferred stock	41,990		(42)				--
Options issued as compensation					2		2
Restricted shares issued as compensation					69		69
Net loss						(3,927)	(3,927)
Balance at December 31, 2014	85,848,237	86	11,899	--	237,206	(249,878)	(12,586)
Dividend for preferred B stock						(86)	(86)
Conversion of preferred stock	11,899,628	12	(11,899)		(12)		--
Issuance of stock for payment of debt	69,505,140	69			6,882		6,951
Options issued as compensation					12		12
Issuance of common stock	25,000,000	25			1,857	(882)	1,000
Debt discount due to imputed interest					275		275
Net loss						(2,843)	(2,843)
Balance at December 31, 2015	192,253,005	$192	--	--	$246,220	$(253,689)	$(7,277)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,843)	$(3,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	22
Stock compensation expense	12	71
Amortization of debt discount	56	--
Bad debt expense	--	40
Goodwill impairment charge	--	1,174
Gain on write down of accrued liability	--	(208)
Changes in assets and liabilities:
Trade accounts receivable	779	50
Prepaid expenses and other assets	2	(29)
Accounts payable and accrued expenses	709	910
Deferred revenue	(794)	17
Net cash used in operating activities	(2,066)	(1,880)
Cash flows from investing activities:
Purchases of property and equipment	(10)	(7)
Net cash used in investing activities	(10)	(7)
Cash flows from financing activities:
Issuance of common stock	1,000	--
Borrowings under short and long-term debt	2,275	2,296
Repayments of short and long-term debt	(210)	(394)
Net cash provided by financing activities	3,065	1,902
Net increase in cash	989	15
Cash at beginning of year	20	5
Cash at end of year	$1,009	$20

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$10	$12
Interest	$20	$56

Non-Cash Investing and Financing Activities

2015

During April 2015, the Company converted $6,951 of debt to related party lender by issuing 69,505,140 shares of its common stock.

2014

None.

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

Going Concern and Management Plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $2,843,000 for the year ended December 31, 2015, and has a history of operating losses. Management believes that its repositioned strategy of leading with its Discovery product to measure how work happens and then follow with its integration capabilities through its Discovery Automation product will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The fair value and carrying amount of long-term debt were as follows:

	December 31, 2015	December 31, 2014
Fair Value	$2,061,598	--
Carrying Value	$2,132,457	--

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine their valuation. There have been no changes to the valuation technique.

Cash:

The Company places substantially all cash with various financial institutions. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2015, the Company did exceed these insured amounts.

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

Accrued Other:

Accrued other is primarily comprised of accrued dividends of $447,000 and $359,000 at December 31, 2015 and 2014, respectively, and the remaining balance is comprised of accrued tax, royalty, consulting and other.

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

Advertising Expenses:

The Company expenses advertising costs as incurred.  Advertising expenses were approximately $217,000 and $218,000 for the years ended December 31, 2015 and 2014, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred unless such costs meet the software capitalization criteria.  Research and development expenses were approximately $1,445,000 and $1,227,000 for the years ended December 31, 2015 and 2014, respectively.

Goodwill impairment charge:

In 2014, we recorded a non-cash goodwill impairment charge of $1,174,000. We test goodwill for impairment annually on December 31 using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital, guideline public company methodology and industry transaction methodology. Our goodwill impairment test as of December 31, 2014, indicated that the carrying value of our SOA acquisition goodwill exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1,174,000 in fiscal year 2014, reducing our goodwill from $2,832,000 to $1,658,000.  No impairment of goodwill was identified as of December 31, 2015.

Other Income/(Charges):

Other income/(charges) in fiscal 2014 consists primarily of a write off of certain liabilities deemed no longer payable of $208,000 partially offset by $24,000 of expense for a prior year matching contribution to its defined contribution plan.

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2015 and 2014, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2015	2014
Stock options	3,657,110	3,150,110
Warrants	207,959,113	5,281,333
Preferred stock	--	11,899,628
	211,616,223	20,331,071

$86,000 and $127,000 was accrued for dividends on the Series B Preferred Stock in fiscal year 2015 and 2014, respectively.

Stock-Based Compensation:

The Company accounts for stock-based compensation to employee under ASC 718 “Compensation – Stock Compensation,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company granted 525,000 options in fiscal year 2015 at an exercise price of $0.05 per share and recognized approximately $12,000 of stock-based compensation.  The Company granted 15,000 options in fiscal year 2014 at an exercise price of $0.02 per share and recognized approximately $2,000 of stock-based compensation.  The Company recognized as stock-based compensation approximately $0 and $27,000 in fiscal 2015 and 2014, respectively, for the restricted shares issued in 2007 to John Broderick, the Chief Executive Officer.  Additionally, the Company recognized as stock based compensation approximately $0 and $43,000 in fiscal year 2015 and 2014, respectively, for the 1,500,000 restricted shares issued in 2012 to John Broderick.

The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2015	2014
Fair value of common stock	$0.05	$0.02
Expected life (in years)	9.99 years	9.99 years
Expected volatility	160%	181%
Risk free interest rate	2.33%	0.86%
Expected dividend yield	0%	0%

Recent Accounting Pronouncements:

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.  The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018. See Note 11 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

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

NOTE 2. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2015	2014
Current trade accounts receivable	$256	$1,035

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2015	2014
Computer equipment	$160	$150
Furniture and fixtures	24	24
Office equipment	35	35
	219	209
Less: accumulated depreciation	(208)	(195)

	$11	$14

Depreciation expense of property and equipment was $13,000 and $22,000 for the years ended December 31, 2015 and 2014, respectively.

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

Pursuant to accounting guidance, the Company may elect to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Upon completion of the fiscal year 2014 test, the goodwill of our SOA acquisition was determined to be impaired. This goodwill impairment charge of $1,174,000 also represented our accumulated goodwill impairment as of December 31, 2014.  There was no impairment of goodwill in year 2015.

Goodwill
Balance at December 31, 2013	$2,832,000
Additions	--
Impairment	1,174,000
Balance at December 31, 2014	1,658,000
Additions	--
Impairment	--
Balance at December 31, 2015	$1,658,000

NOTE 5.  DEBT

Debt and notes payable to related party consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Note payable – asset purchase agreement (a)	$1,518	$700
Note payable – related parties (b)	1,845	6,706
Notes payable (c)	1,086	1,086
Unamortized debt discount (b)	(219)	--
Total debt	4,230	8,492
Less current portion	(2,098)	(8,492)
Total long term debt	$2,132	$--

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015.  In June 2015, the note was amended and the maturity date was extended to June 30, 2017.  In July 2015, the Company paid $25,000 toward the principal amount of the note.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $175,000 in interest. At December 31, 2015, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $208,000 in interest.

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

As part of a prior acquisition, the Company was obligated to certain earn-out obligation payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable.  The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met.  In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk.  The maturity date of the note is December 31, 2015 with an annual interest rate of 10%.  In December 2015, the maturity date was extended to December 31, 2016.  At December 31, 2015, the Company was indebted to SOAdesk for $421,303 in principal and approximately $21,000 in interest.  The Company also entered into a convertible promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) with a maturity date of June 30, 2017 that was non-interest bearing.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal due under the note. The note is convertible at the holder’s option at any time or at maturity.  At December 31, 2015 the Company was indebted to SOAdesk for $421,303 in principal.

(b)
During 2013, the Company entered into a $15,000 short-term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note was non-interest bearing and unsecured. In March 2014, Mr. Castagno amended the note extending the maturity date until December 31, 2014 and the note bore interest at 10%. At December 31, 2014, the Company was indebted to Mr. Castagno in the approximate amount of $15,000 and approximately $1,400 in interest. No interest was paid in fiscal 2014.  In March 2015, the debt of $15,000 and approximate interest of $1,700 was paid in full.

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

Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  The Company had repaid $170,000 in principal as of December 31, 2015.  In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $1,845,000 of principal and $1,362,000 of interest.  At December 31, 2015, the Company recorded $275,000 of unamortized discount on debt on the non-interest bearing notes with Mr. Steffens.  Imputed interest was calculated based on a 12% interest rate based on historical notes with Mr. Steffens and comparative non-related party loans with the Company.  The Company has recorded $56,000 of amortization of the debt discount in interest expense through December 31, 2015.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings.  The notes in the aggregate principal amount of $50,000 of principal and $41,000 of interest and $50,000 of principal and $53,000 of interest, respectively, as of December 31, 2014 and December 31, 2015, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s Common Stock.  Through a series of amendments, the note was amended to extend the maturity date until June 30, 2015.  In June 2015, the note was amended to extend the maturity date until June 30, 2017.  The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold.  At December 31, 2014, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $207,000 in interest. At December 31, 2015, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $242,000 in interest.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2013, the maturity date of the note was extended to June 30, 2015.  In June 2015, the maturity date of the note was extended to June 30, 2017, a repayment schedule of quarterly principal and interest payments of $12,000 beginning on September 30, 2015 and two milestone payments of $125,000 on February 28, 2016 and 2017, respectively were added.  In February 2016, the note was amended that the first milestone payment due on February 29, 2016, was now payable quarterly beginning February 29, 2016 through November 29, 2016.  At December 31, 2014, the Company was indebted to this private lender in the amount of $336,000 in principal and $112,000 in interest. At December 31, 2015, the Company was indebted to this private lender in the amount of $336,000 in principal and $134,000 in interest.

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

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.  The evaluation was performed for the tax years 2013 through 2015, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2012.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the period for the tax years 2014 and 2015.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2015	2014
Expected income tax benefit at statutory rate (34%)	$(967)	$(1,335)
State taxes, net of federal tax benefit	(170)	(235)
Effect of change in valuation allowance	(5,860)	(6,994)
Non-deductible expenses	3	1
Expiration of net operating loss deductions	6,994	8,563
Total	$--	$--

Significant components of the net deferred tax asset at December 31 were as follows:

	2015	2014

Accrued expenses, non-tax deductible	$7	$153
Deferred revenue	242	560
Contingent payments	(831)	(831)
Stock compensation expense	621	616
Loss carryforwards	56,583	54,765
Depreciation and amortization	966	1,191
	57,588	56,454

Less: valuation allowance	(57,588)	(56,454)

	$--	$--

At December 31, 2015, the Company had net operating loss carryforwards of approximately $141,458,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2019 and 2035. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating losses related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2015 and 2014 since management does not believe that it is more likely than not that these assets will be realized.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three-year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.  In December 2014, the Company completed a Section 382 study which concluded that an ownership change occurred for the three year testing period ended March 2000 but that no other ownership change occurred through December 2014 leaving our NOL carryforwards balance at December 31, 2014 at approximately $136,914,000. The study further concluded that the NOL limitation would not affect the three years in question as the total NOL’s for those years is less than the calculated limitation.  Subsequent analysis after the study determined that the debt conversion by Mr. Steffens and equity financing of $1 million in fiscal 2015 would not trigger a Section 382 limitation.

NOTE 7. STOCKHOLDERS’ EQUITY

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

Also at the Annual Meeting, the holders of the Company’s Series A-1 Convertible Preferred Stock approved an amendment to Article IV (Conversion) of the Series A-1 Convertible Preferred Stock Certificate of Designations to the effect that the Series A-1 Preferred Stock automatically converted into common stock as a result of the Company consummation of an equity financing of at least $1,000,000 on July 15, 2015; and the holders of the Company’s Series B Convertible Preferred Stock approved an amendment to Section 6 (Automatic Conversion) of the Series B Convertible Preferred Stock Certificate of Designations to the effect that the Series B Preferred Stock automatically converted into common stock as a result of the Company consummation of an equity financing of at least $1,000,000 on July 15, 2015 (see below).

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

Preferred Stock:

In April 2010, the Company issued to a certain accredited investor 1,333 shares of Series B Convertible Preferred Stock at $150 per share for a total of $200,000.  The Series B Convertible Preferred Stock bore an annual dividend of 8%.  The Series B stock would have converted into common stock at a conversion rate of $0.15 per share.  Additionally, the Series B stock provided 333,333 warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The warrants expired in April 2015.  In January 2010, the Company issued to certain accredited investors 9,067 shares of Series B Convertible Preferred Stock at $150 per share for a total of $1,360,000, including $500,000 in cash, the cancellation of $710,000 of existing indebtedness.  The Series B Convertible Preferred Stock bore an annual dividend of 8%.  The Series B would have converted into common stock at a conversion rate of $0.15 per share.  Additionally, the Series B stock investors were issued 2,266,667 warrants to purchase common stock of the Company at a strike price of $0.25 per share.  The warrants expired in January 2015.  All shares of the Company’s Series B Preferred Stock were automatically converted into shares of the common stock as a result of an amendment to the Company’s Series B Convertible Preferred Stock Certificate of Designations approved by the holders of the Series B preferred stock at Company’s Annual Meeting held on September 11, 2015.

Common Stock:

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

Stock Grants:

In November 2012, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 1,500,000 shares which will vest to him upon his termination, or change in control.  The Company valued the award at the fair market value of the date of the award and is amortizing the total expense of $75,000 over the implicit service period of 2 years.  The Company recorded expense of approximately $43,000 in fiscal 2014. The Company has recognized all compensation expense associated with this grant as of December 31, 2014.

In August 2007, the Company issued Mr. John P. Broderick, our Chief Executive Officer, a restricted stock award in the amount of 549,360 shares which will vest to him upon his resignation or termination.  The Company used the Black-Scholes method to value these shares and assumed a life of 7 years.  The Company recorded compensation expense of approximately $27,000 for fiscal 2014.  The Company has recognized all compensation expense associated with this grant as of December 31, 2014.

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

Activity for stock options issued under these plans for the years ending December 31, 2015 and 2014 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	3,396,210	0.05-46.00	$0.31
Granted	15,000	0.02	$0.02
Forfeited	(255,000)	0.06-0.51	$0.38
Expired	(6,100)	31.00	$31.00
Balance at December 31, 2014	3,150,110	0.02-0.51	$0.24
Granted	525,000	0.05	$0.05
Forfeited	(10,000)	0.09	$0.09
Expired	(8,000)	0.51	$0.51
Balance at December 31, 2015	3,657,110	0.03-0.51	$0.21	$0.00

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2015 and 2014 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2013	125,000	0.05-0.19	$0.08
Granted	15,000	0.02	$0.02
Vested	(121,667)	0.02-0.19	$0.07
Forfeited	--	---	--
Balance at December 31, 2014	18,333	0.02-0.05	$0.04
Granted	525,000	0.05	$0.05
Vested	(188,332)	0.05	$0.05
Forfeited	--	---	--
Balance at December 31, 2015	355,001	0.05	$0.05

There were 525,000 options granted during 2015 and 15,000 options granted during 2014. The weighted average grant date fair value of options issued during the years ended December 31, 2015 and 2014 was equal to $0.05 and $0.02 per share, respectively. There were no option grants issued below fair market value during 2015 and 2014.

At December 31, 2015, there was unrecognized compensation cost of $12,000 related to stock options which is expected to be recognized over a weighted-average amortization period of two years.

At December 31, 2015 and 2014, options to purchase 3,302,109 and 3,131,777 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.02 to $0.51. The following table summarizes information about stock options outstanding at December 31, 2015:

Exercise Price	Number Outstanding	Remaining Contractual Life for Options Outstanding	Number Exercisable	Weighted Average Exercise Price

$0.02-0.06	745,000	8.5	389,999	$0.05
0.07-0.09	1,437,750	5.0	1,437,750	0.08
0.10-0.37	360,000	3.4	360,000	0.15
0.38-0.51	1,114,360	1.6	1,114,360	0.51

	3,657,110	4.5	3,302,109	$0.21

Preferred Stock:

As of July 15, 2015, all preferred shares for Series A-1 and Series B converted to common stock.

Series A-1

The holders of the Series A-1 preferred stock would have the rights and preferences set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware.  The Series A-1 preferred stock was convertible at any time at the option of the holder into an initial conversion ratio of 1,000 shares of common stock for each share of Series A-1 preferred stock.  The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations.  The Series A-1 preferred stock was also convertible on an automatic basis in the event that (i) the Company closes on an additional $5,000,000 equity financing from strategic or institutional investors, or (ii) the Company has four consecutive quarters of positive cash flow as reflected on the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) and filed with the Securities Exchange Commission.  The holders of Series A-1 preferred stock were entitled to receive equivalent dividends on an as-converted basis whenever the Company declares a dividend on its common stock, other than dividends payable in shares of common stock.  The holders of the Series A-1 preferred stock were entitled to a liquidation preference of $500 per share of Series A-1 preferred stock upon the liquidation of the Company.  The Series A-1 preferred stock was not redeemable.

The holders of Series A-1 preferred stock also possessed the following voting rights.  Each share of Series A-1 preferred stock would represent that number of votes equal to the number of shares of common stock issuable upon conversion of a share of Series A-1 preferred stock.  The holders of Series A-1 preferred stock, the series B preferred stock (see below) and the holders of common stock would vote together as a class on all matters except: (i) regarding the election of the Board of Directors of the Company (as set forth below); (ii) as required by law; or (iii) regarding certain corporate actions to be taken by the Company (as set forth below).

The approval of at least two-thirds of the holders of Series A-1 preferred stock voting together as a class, would be required in order for the Company to: (i) merge or sell all or substantially all of its assets or to recapitalize or reorganize; (ii) authorize the issuance of any equity security having any right, preference or priority superior to or on parity with the Series A-1 preferred stock; (iii) redeem, repurchase or acquire indirectly or directly any of its equity securities, or to pay any dividends on the Company’s equity securities; (iv) amend or repeal any provisions of its certificate of incorporation or bylaws that would adversely affect the rights, preferences or privileges of the Series A-1 preferred stock; (v) effectuate a significant change in the principal business of the Company as conducted at the effective time of the Recapitalization; (vi) make any loan or advance to any entity other than in the ordinary course of business unless such entity is wholly owned by the Company; (vii) make any loan or advance to any person, including any employees or directors of the Company or any subsidiary, except in the ordinary course of business or pursuant to an approved employee stock or option plan; and (viii) guarantee, directly or indirectly any indebtedness or obligations, except for trade accounts of any subsidiary arising in the ordinary course of business.  In addition, the unanimous vote of the Board of Directors is required for any liquidation, dissolution, recapitalization or reorganization of the Company.  The voting rights of the holders of Series A-1 preferred stock set forth in this paragraph shall be terminated immediately upon the closing by the Company of at least an additional $5,000,000 equity financing from strategic or institutional investors.

In addition to the voting rights described above, the holders of a majority of the shares of Series A-1 preferred stock were entitled to appoint two observers to the Company’s Board of Directors who would be entitled to receive all information received by members of the Board of Directors, and would attend and participate without a vote at all meetings of the Company’s Board of Directors and any committees thereof.  At the option of a majority of the holders of Series A-1 preferred stock, such holders may elect to temporarily or permanently exchange their board observer rights for two seats on the Company’s Board of Directors, each having all voting and other rights attendant to any member of the Company’s Board of Directors.  There are two current members of the Board of Directors that are holders of the Series A-1 preferred stock.  As part of the Recapitalization, the right of the holders of Series A-1 preferred stock to elect a majority of the voting members of the Company’s Board of Directors shall be terminated.

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

Dividends would accrue on each share of Series B Preferred Stock at the rate per annum of eight percent (8%). Dividends would accrue from the date on which a share of Series B Preferred Stock was issued by the Company until paid, whether or not declared, and shall be cumulative; provided, however, that except as set forth in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (the “Series B Certificate”), such dividends will be payable only when, as, and if declared by the Board of Directors, and the Company will be under no obligation to pay such dividends.

Each share of Series B Preferred Stock is convertible, at the option of the holder, into that number of shares of common stock equal to $150.00 (the “Series B Original Issue Price”) divided by the conversion price of the Series B Preferred Stock then in effect, which is initially $0.15, subject to adjustment under certain circumstances as set forth in the Series B Certificate.

In the event of certain specified liquidation events, the holders of Series B Preferred Stock would be entitled to receive an amount per share equal to the Series B Original Issue Price plus any dividends accrued or declared but unpaid thereon before the payment of any amount to the holders of common stock and other junior securities.

The holders of Series B Preferred Stock would be entitled to vote, on an as-converted basis, on all matters submitted to a vote of the stockholders of the Company, and the holders of Series B Preferred Stock, Series A-1 Preferred Stock and common stock will vote together as a single class. In addition, until such time as the Company consummates at least an additional $5,000,000 equity financing from institutional or strategic investors, the approval of the holders of at least 2/3 of the outstanding shares of the Series B Preferred Stock voting together separately as a class will be required for the Company to take certain specified actions set forth in the Series B Certificate.

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model.  In accordance with ASC 815, these warrants are classified as equity.  The warrants were issued in conjunction with certain promissory notes and the private investment in the Company’s shares.  At December 31, 2015, there were 207,959,113 exercisable warrants at an exercise price between $0.04 and $0.20 per share.

	Number of Warrants	Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2013	6,281,333	$0.08-$0.25	$0.22
Issued	--	--	--
Exercised	--	--	--
Forfeited	(1,000,000)	$0.20	$0.20
Balance at December 31, 2014	5,281,333	$0.08-$0.25	$0.22
Issued	205,277,780	$0.04-$0.05	$0.05
Exercised	--	--	--
Forfeited	(2,600,000)	$0.25	$0.25
Balance at December 31, 2015	207,959,113	$0.04-$0.20	$0.05

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan.  Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary.  Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions.  The Company opted not to make any matching contributions for 2015 and 2014.

NOTE 9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2015, two customers accounted for 51% and 16%, respectively, of operating revenues and one customer accounted for 98% of accounts receivable at December 31, 2015.  In 2014, two customers accounted for 53% and 17%, respectively, of operating revenues and one customer accounted for 97% of accounts receivable at December 31, 2014.

NOTE 10. RELATED PARTY INFORMATION

From time to time during 2012 through 2015, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until June 30, 2015.  At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest. In April 2015, the Company entered into agreement with Mr. Steffens to convert $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock.  Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  The Company had repaid $170,000 in principal as of December 31, 2015.  In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $1,845,000 of principal and $1,362,000 of interest.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC which was acquired by the Company in 2010.  During 2013, the Company entered into a short term note payable with Mr. Castagno for various working capital needs.  The note bears interest of 10% and was unsecured.  At December 31, 2014, the Company was indebted to Mr. Castagno in the approximate amount of $15,000 in principal and $1,400 in interest. In March 2015, the debt of $15,000 and approximate interest of $1,700 was paid in full.  In January 2016, the Company entered into a short term note payable for $3,500 with Mr. Castagno for various working capital needs.  The note bears interest of 10% and was unsecured.  The note and interest was repaid in full in February 2016.

NOTE 11. COMMITMENTS AND EMPLOYMENT AGREEMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018.   Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 consisted of only one lease as follows (in thousands):

Lease Commitments

2016	$103
2017	106
2018	89

$298

Rent expense was $93,000 and $100,000 for each years ended December 31, 2015 and 2014, respectively.

Per the Asset Purchase Agreement with SOAdesk LLC in 2010, the Company was obligated to make additional payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets.  At December 31, 2014 the Company had recorded approximately $843,000 in accounts payable for the earn-out earned through July 31, 2011.  In June 2015, the Company entered into two debt agreements with SOAdesk LLC, each approximately $421,000, for the earn-out.  As such this obligation has been reclassed to debt as of December 31, 2015. (See Note 5)

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2015, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Compensation Committee, at its discretion.  Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company.  Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2015, we agreed to pay Mr. Castagno an annual base salary of $150,000.  Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount of $75,000 which is equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so. During 2013 the Company amended Mr. Castagno’s employment agreement to provide that Mr. Castagno could engage in consulting services on behalf of the Company and would be compensated for any revenues in excess of his base salary as a bonus.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of December 31, 2015 and 2014.

NOTE 13. SUBSEQUENT EVENTS

In first quarter of fiscal 2016, the Company entered into various note payables totaling $449,000 with Mr. Steffens.  The notes are non-interest bearing.  They are unsecured and mature on December 31, 2016.

On January 11, 2016, the subsidiary Cicero Strategic Investments, LLC was created in the state of Delaware.