Form 10-K/A
period 2015-12-31
CICERO INC
filed 2016-04-05
CIK 945384

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

Documents Incorporated by Reference: None

Explanatory Paragraph:

The purpose of filing the amendment is to file an amended Item 10 within Part III.

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

Ryan Levenson
Director since July 2015.

Mr. Levenson was appointed to serve on the Board of Directors in July 2015, pursuant to a director designation right granted to Privet Fund LP in connection with its purchase of the Company’s common stock and warrants in July 2015.  Mr. Levenson is currently and has been Principal and Managing Member of Privet Fund Management LLC, an investment firm, since its founding in February 2007.  Previously, Mr. Levenson served as a director of RELM Wireless Corp (NYSE MKT: RWC), a manufacturer and distributor of wireless communications products from September 2013 until September 2015, where he was a member of the Audit Committee.  Mr. Levenson also served as a director and member of the Compensation, Organization and Corporate Governance Committee of Material Sciences Corp. (NASDAQ: MASC) from May 2013 until its sale in March 2014. Mr. Levenson also served as a member of the board of directors and Compensation and Audit Committees of The Middleby Corporation (NASDAQ: MIDD) from May 2006 until November 2012. Prior to founding Privet Fund Management LLC in February 2007, Mr. Levenson served as Vice President of Business Development at MSI, a privately held building products distributor and construction services company, from 2003 until 2006. Prior to his service with MSI, Mr. Levenson served as a financial analyst for Cramer Rosenthal McGlynn’s long/short equity hedge fund after working at SAC Capital Advisors LLC in a similar capacity. Mr. Levenson graduated from Vanderbilt University with a degree in art history.  We believe Mr. Levenson’s qualifications to serve on our Board of Directors include his financial background and previous business experience.

Thomas Avery
Director since July 2015.

Mr. Avery was appointed to serve on our Board of Directors in July 2015, pursuant to a director designation right granted to Privet Fund LP in connection with its purchase of the Company’s common stock and warrants in July 2015. Mr. Avery has over 37 years of investment banking and venture capital experience which includes serving as a Managing Director at Raymond James & Associates from 2000 until 2014; the head of the investment banking group at Interstate/Johnson-Lane from 1995 to 2000; a general partner at Noro-Moseley Partners from 1989 to 1995; a general partner at Summit Partners from 1984 to 1989; and Senior Vice President at The Robinson-Humphrey Company from 1977 to 1984.  During his career as a venture capitalist, Mr. Avery served on numerous private company boards, assisting those companies with advice and help in financing their enterprises; planning and executing growth strategies; and building effective management teams.  Mr. Avery is currently serving on the board of directors of KIPP Metro Atlanta, a national charter school organization serving low income, minority children.  Mr. Avery also serves on the board of Charles River Associates, a leading global consulting firm.  Mr. Avery graduated Summa Cum Laude from the Georgia Institute of Technology with a bachelor’s degree in industrial management and from the Harvard Business School with a master’s degree in business administration. We believe Mr. Avery’s qualifications to serve on our Board of Directors include his over 37 years of investment banking and venture capital experience.

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

CICERO INC.

Date: April 5, 2016	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer