Form 10-Q
period 2016-03-31
CICERO INC
filed 2016-05-16
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

192,253,005 shares of common stock, $.001 par value, were outstanding as of May 10, 2016.

Cicero Inc.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,121	$1,009
Trade accounts receivable	137	256
Prepaid expenses and other current assets	289	235
Total current assets	1,547	1,500
Property and equipment, net	11	11
Goodwill (Note 2)	1,658	1,658
Total assets	$3,216	$3,169
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Short-term debt less unamortized debt discount of $205 (Note 3)	$2,561	$2,098
Accounts payable	1,187	1,336
Accrued expenses:
Salaries, wages, and related items	1,557	1,601
Accrued interest	2,029	2,021
Other	650	653
Deferred revenue	930	605
Total current liabilities	8,914	8,314
Long-term debt (Note 3)	2,132	2,132
Total liabilities	11,046	10,446
Commitments and Contingencies (Note 7 and 8)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized No shares issued and outstanding at March 31, 2016 and December 31, 2015	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized, 192,253,005 issued and outstanding at March 31, 2016 and December 31, 2015 (Note 4)	192	192
Additional paid-in capital	246,269	246,220
Accumulated deficit	(254,291)	(253,689)
Total stockholders' deficit	(7,830)	(7,277)
Total liabilities and stockholders' deficit	$3,216	$3,169

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Software	$11	$86
Maintenance	389	367
Services	7	7
Total operating revenue	407	460

Cost of revenue
Software	--	--
Maintenance	50	30
Services	143	148
Total cost of revenue	193	178

Gross margin	214	282

Operating expenses:
Sales and marketing	148	281
Research and product development	304	341
General and administrative	258	291
Total operating expenses	710	913
Loss from operations	(496)	(631)

Other income/(expense):
Interest expense	(106)	(234)
Total other income/(expense)	(106)	(234)

Net loss	(602)	(865)
8% preferred stock Series B dividend	--	31
Net loss applicable to common stockholders	$(602)	$(896)
Loss per share applicable to common stockholders:
Basic and Diluted	$0.00	$(0.01)
Weighted average shares outstanding:
Basic and Diluted	192,253	85,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(602)	$(865)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2	4
Stock compensation expense	(1)	--
Amortization of debt discount	64	--
Changes in assets and liabilities:
Trade accounts receivable	119	985
Prepaid expenses and other current assets	(54)	(73)
Accounts payable and accrued expenses	(188)	378
Deferred revenue	325	(18)
Net cash generated/(used) by operating activities	(335)	411

Cash flows from investing activities:
Purchases of equipment	(2)	(6)
Net cash used by investing activities	(2)	(6)

Cash flows from financing activities:
Borrowings under debt	453	260
Repayments of debt	(4)	(15)
Net cash generated by financing activities	449	245
Net increase in cash	112	650
Cash:
Beginning of period	1,009	20
End of period	$1,121	$670

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2015	192,253,005	$192	--	--	$246,220	$(253,689)	$(7,277)
Options issued as compensation					(1)		(1)
Debt discount due to imputed interest					50		50
Net loss						(602)	(602)
Balance at March 31, 2016 (unaudited)	192,253,005	$192	--	--	$246,269	$(254,291)	$(7,830)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations.  Accordingly, these interim financial statements should be read in conjunction with the audited condensed financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 31, 2016.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations.  All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $2,843,000 for the year ended December 31, 2015, and has a history of operating losses. For the three months ended March 31, 2016, the Company incurred losses of $602,000 and had a working capital deficiency of $7,367,000 as of March 31, 2016.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $453,000 and $2,275,000 in 2016 and 2015, respectively.  The Company has also repaid approximately $4,000 and $210,000 of debt in 2016 and 2015, respectively. Additionally, in April 2015, the Company’s Chairman, Mr. Launny Steffens, converted $6,950,514 of debt into 69,505,140 shares of common stock of the Company.  In July 2015, the Company completed a sale of 25 million shares of its common stock and warrants to purchase up to 205,277,778 shares of its common stock to a group of nine investors, led by the Company’s Chairman of the Board, John (Launny) Steffens and the Privet Group, LLC, for $1,000,000.  Should the investors exercise the warrants, which have exercise prices ranging from $0.04 to $0.05 per share, the Company would receive an additional $9,000,000 in proceeds. The warrants expire in three years.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The fair value and carrying amount of long-term debt were as follows:

	March 31, 2016	December 31, 2015
Fair Value	$2,073,629	$2,061,598
Carrying Value	$2,132,457	$2,132,457

Valuations for long-term debt are determined based on borrowing rates currently available to the Company for loans with similar terms and maturities. These loans have been determined to be Level 3 within the fair value hierarchy and use a discounted cash flow model to determine their valuation. There have been no changes to the valuation technique.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718.  The Company did not issue any stock options in the first three months of 2016.  The Company recognized stock-based compensation expense/(income) of ($338) for the three months ended March 31, 2016 in connection with outstanding options.  The Company has $6,629 in unrecognized stock-based compensation expense as of March 31, 2016.

The following table sets forth certain information as of March 31, 2016 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan.  The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2015	3,657,110
Granted	--
Exercised	--
Forfeited	(290,599)
Outstanding on March 31, 2016	3,366,511

Weighted average exercise price of outstanding options	$0.22
Aggregate Intrinsic Value	$0
Shares available for future grants on March 31, 2016	1,133,489

Weighted average of remaining contractual life	4.10

Recent Accounting Pronouncements

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.  The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018. See Note 7 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

In January 2016, the FASB issued a new accounting standard that will enhance the Company’s reporting for financial instruments. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step is measuring the fair value of assets and liabilities of the reporting unit to determine the implied fair value of goodwill, which is compared with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through March 31, 2016, no indicator of impairment of goodwill has been identified.

Goodwill
Balance at December 31, 2015	$1,658,000
Additions	--
Impairment	--
Balance at March 31, 2016	$1,658,000

NOTE 3.   DEBT

Debt and notes payable to related party consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Note payable – asset purchase agreement (a)	$1,518	$1,518
Note payable – related parties (b)	2,294	1,845
Notes payable (c)	1,086	1,086
Unamortized debt discount (b)	(205)	(219)
Total debt	4,693	4,230
Less current portion	(2,561)	(2,098)
Total long term debt	$2,132	$2,132

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%.  The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015.  In June 2015, the note was amended and the maturity date was extended to June 30, 2017.  In July 2015, the Company paid $25,000 toward the principal amount of the note.  At December 31, 2015, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $208,000 in interest. At March 31, 2016, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $216,000 in interest.

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

As part of a prior acquisition, the Company was obligated to certain earn-out obligation payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable.  The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met.  In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk.  The maturity date of the note is December 31, 2015 with an annual interest rate of 10%.  In December 2015, the maturity date was extended to December 31, 2016.  At December 31, 2015, the Company was indebted to SOAdesk for $421,303 in principal and approximately $21,000 in interest.  At March 31, 2016, the Company was indebted to SOAdesk for $421,303 in principal and approximately $32,000 in interest.  The Company also entered into a convertible promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) with a maturity date of June 30, 2017 that was non-interest bearing.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal due under the note. The note is convertible at the holder’s option at any time or at maturity.  At December 31, 2015 and March 31, 2016, the Company was indebted to SOAdesk for $421,303 in principal.

(b)
In January 2016, the Company entered into a $3,500 short-term note payable with Antony Castagno, the Chief Technology Officer, for various working capital needs. The note bore interest at 10%. In February 2016, the debt of $3,500 and interest was paid in full.

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

Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  The Company had repaid $170,000 in principal as of December 31, 2015.  In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $1,845,000 of principal and $1,362,000 of interest.  At March 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,294,000 of principal and $1,363,000 of interest.  At December 31, 2015, the Company recorded $275,000 of unamortized discount on debt on the non-interest bearing notes with Mr. Steffens.  Imputed interest was calculated based on a 12% interest rate based on historical notes with Mr. Steffens and comparative non-related party loans with the Company.  The Company has recorded $56,000 of amortization of the debt discount in interest expense through December 31, 2015.  At March 31, 2016, the Company recorded an additional $50,000 of unamortized discount on debt for the debt issued in fiscal 2016.  The Company has recorded $64,000 of amortization of the debt discount in interest expense through March 31, 2016.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings.  The notes in the aggregate amount of $50,000 of principal and $53,000 of interest and $50,000 of principal and $55,000 of interest, respectively, as of December 31, 2015 and March 31, 2016, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015.  In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s Common Stock.  Through a series of amendments, the note was amended to extend the maturity date until June 30, 2015.  In June 2015, the note was amended to extend the maturity date until June 30, 2017.  The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold.  At December 31, 2015, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $242,000 in interest.  At March 31, 2016, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $250,000 in interest.  The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013.  In March 2013, the maturity date of the note was extended to June 30, 2015.  In June 2015, the maturity date of the note was extended to June 30, 2017, a repayment schedule of quarterly principal and interest payments of $12,000 beginning on September 30, 2015 and two milestone payments of $125,000 on February 28, 2016 and 2017, respectively were added.  In February 2016, the note was amended that the first milestone payment due on February 29, 2016, was now payable quarterly beginning February 29, 2016 through November 29, 2016.  At December 31, 2015, the Company was indebted to this private lender in the amount of $336,000 in principal and $134,000 in interest. At March 31, 2016, the Company was indebted to this private lender in the amount of $336,000 in principal and $112,000 in interest.

NOTE 4.   STOCKHOLDER’S EQUITY

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

NOTE 5.   INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first three months of fiscal year 2016 or 2015.  As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options or warrants to purchase shares of  common  stock  are  excluded  from  the calculation  of diluted  earnings per share when their  inclusion  would have an anti-dilutive effect on the calculation.  No options or warrants were included in the calculation of loss per share for the three months ended March 31, 2016 and 2015.

NOTE 7.   COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018.   Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2016 consisted of only one lease as follows (in thousands):

Lease Commitments

2016	$77
2017	106
2018	89
$272

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2016.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Total revenue	$407	$460
Total cost of revenue	193	178
Gross margin	214	282
Total operating expenses	710	913
Loss from operations	$(496)	$(631)

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

THREE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2015.

Total Revenues.  Total revenues decreased $53,000, or 11.5%, from $460,000 to $407,000, for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The decrease is due primarily to a decrease in license revenue.

Total Cost of Revenue.  Total cost of revenue increased $15,000, or 8.4%, from $178,000 to $193,000 for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015.  The increase is primarily due to an increase in travel expenses.

Total Gross Margin.  Gross margin was $214,000, or 52.6%, for the three months ended March 31, 2016, as compared to the gross margin of $282,000, or 61.3%, for the three months ended March 31, 2015. The decrease in gross margin is primarily due to the decrease in sales.

Total Operating Expenses.  Total operating expenses decreased $203,000, or 22.2%, from $913,000 to $710,000 for the three months ended March 31, 2016, as compared with the three months ended March 31, 2015.  The decrease is primarily attributable to a decrease in headcount and lower outside consulting and trade show expenses.

Software Products.

Software Product Revenue.  The Company earned $11,000 in software product revenue for the three months ended March 31, 2016 as compared to $86,000 in software revenue for the three months ended March 31, 2015, a decrease of $75,000.  The decrease is primarily due to a reduction in monthly subscription software revenue from an existing customer.

Software Product Gross Margin.  The gross margin on software products for the three months ended March 31, 2016 and March 31, 2015 was 100.0%.

Maintenance.

Maintenance Revenue.  Maintenance revenue for the three months ended March 31, 2016 increased by approximately $22,000, or 6.0%, from $367,000 to $389,000 as compared to the three months ended March 31, 2015.  The increase in maintenance revenue is primarily due to the new software product sales in the second half of fiscal 2015 and the change in an existing customer’s renewal.

Maintenance Gross Margin.  Gross margin on maintenance products for the three months ended March 31, 2016 was $339,000 or 87.1% compared with $337,000 or 91.8% for the three months ended March 31, 2015.  Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products.  The increase in gross margin is due to greater maintenance revenue.

Services.

Services Revenue.  Services revenue remained the same at $7,000 for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015.

Services Gross Margin Loss.  Services gross margin loss was $136,000 or 1,942.9% for the three months ended March 31, 2016 compared with gross margin loss of $141,000 or 2,014.3% for the three months ended March 31, 2015.  The decrease in gross margin loss was primarily attributable to a decrease in cost of services from a reallocation of personnel.

Operating Expenses:

Sales and Marketing.  Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2016 decreased by approximately $133,000, or 47.3%, from $281,000 to $148,000 as compared with the three months ended March 31, 2015.  The decrease is primarily attributable to a decrease in headcount and lower trade show expenses.

Research and Development.  Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $37,000, or 10.9%, from $341,000 to $304,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  The decrease in costs for the quarter is primarily due to a decrease in headcount and a decrease in outside consulting.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended March 31, 2016 decreased by approximately $33,000, or 11.3%, from $291,000 to $258,000 as compared to the three months ended March 31, 2015.  The decrease is primarily due to a decrease in personnel costs.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first quarter of 2016 and 2015. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss.  The Company recorded a net loss of $602,000 for the three months ended March 31, 2016 as compared to a net loss of $865,000 for the three months ended March 31, 2015. The decrease in net loss is primarily due to the decrease in operating expenses and interest expense partially offset by the decrease in total revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $1,121,000 at March 31, 2016 from $1,009,000 at December 31, 2015, an increase of $112,000.  The increase is primarily attributable to collections of accounts receivable from year end, revenue generated in the first three months of 2016 offset by expenses in the first three months of 2016 and short term borrowings.

Net cash generated/used by Operating Activities.  Cash used by operations for the three months ended March 31, 2016 was $335,000 compared to cash generated by operations of $411,000 for the three months ended March 31, 2015.  Cash used by operations for the three months ended March 31, 2016 was primarily due to the loss from operations of $602,000, stock option expense/(income) of ($1,000), an increase in prepaid expenses of $54,000 and a decrease in accounts payable and accrued expenses of $188,000 partially offset by depreciation expense of $2,000, amortization of debt discount of $64,000, a decrease in accounts receivable of $119,000 and an increase of deferred revenue of $325,000.

Net cash used in Investing Activities. The Company had purchases of equipment totaling $2,000 for the three months ended March 31, 2016 as compared to $6,000 for the three months ended March 31, 2015.

Net cash generated by Financing Activities.  Net cash generated by financing activities for the three months ended March 31, 2016 was approximately $449,000, and $245,000 for the three months ended March 31, 2015.  Cash generated by financing activities for the three months ended March 31, 2016 was comprised primarily from short term borrowings of $453,000 offset by the repayment of $4,000 of short term debt.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2016 with cash on hand from December 31, 2015, the revenue generated in the first three months of 2016 and short term borrowings.

From time to time during 2012 through 2015, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bore interest at 12% per year, are unsecured and were to mature on June 30, 2015. At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest.  On April 8, 2015, the Company entered into an Exchange Agreement with Mr. Steffens to convert an aggregate of $6,950,514 of principal amount of debt into 69,505,140 shares of the Company’s common stock at a conversion rate of $0.10 per share.

Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs.  The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015.  The Company is obligated to repay the notes with the collection of any accounts receivables.  The Company had repaid $170,000 in principal as of December 31, 2015.  In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $1,845,000 of principal and $1,362,000 of interest.  At March 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,294,000 of principal and $1,363,000 of interest.  At December 31, 2015, the Company recorded $275,000 of unamortized discount on debt on the non-interest bearing notes with Mr. Steffens.  Imputed interest was calculated based on a 12% interest rate based on historical notes with Mr. Steffens and comparative non-related party loans with the Company.  The Company has recorded $56,000 of amortization of the debt discount in interest expense through December 31, 2015.  At March 31, 2016, the Company recorded an additional $50,000 of unamortized discount on debt for the debt issued in fiscal 2016.  The Company has recorded $64,000 of amortization of the debt discount in interest expense through March 31, 2016.

The Company has incurred an operating loss of approximately $2,843,000 for the year ended December 31, 2015, and has a history of operating losses. For the three months ended March 31, 2016, the Company incurred losses of $602,000 and had a working capital deficiency of $7,367,000 as of March 31, 2016.  Management believes that its repositioned strategy of leading with its Discovery product to use analytics to measure and then manage how work happens will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  The Company has borrowed $453,000 and $2,275,000 in 2016 and 2015, respectively.  The Company has also repaid approximately $4,000 and $210,000 of debt in 2016 and 2015, respectively. Additionally, in April 2015, the Company’s Chairman, Mr. Launny Steffens, converted $6,950,514 of debt into 69,505,140 shares of common stock of the Company.  In July 2015, the Company completed a sale of 25 million shares of its common stock and warrants to purchase up to 205,277,778 shares of its common stock to a group of nine investors, led by the Company’s Chairman of the Board, John (Launny) Steffens and the Privet Group, LLC, for $1,000,000.  Should the investors exercise the warrants, which have exercise prices ranging from $0.04 to $0.05 per share, the Company would receive an additional $9,000,000 in proceeds.  The warrants expire in three years.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2016, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 16, 2016