Form 10-K
period 2016-12-31
CICERO INC
filed 2017-03-31
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to______

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

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2016 was approximately $4,806,325 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 192,253,005 shares of common stock outstanding as of March 22, 2017.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

PART I

Item 1.
Business

Overview

Cicero, Inc. (the “Company”) provides desktop activity intelligence and automation software that helps organizations isolate issues and automates employee tasks in the contact center and back office. The Company provides an innovative and unique combination of application and process integration, automation, and desktop analytics capabilities, all without changing the underlying applications or requiring costly application development. The Company’s software collects desktop activity and application performance data and tracks business objects across time and multiple users, as well as measures against defined expected business process flows, for either analysis or to feed a third-party application. In addition to software solutions, the Company also provides technical support, training and consulting services as part of its commitment to providing customers with industry-leading solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest Fortune 500 corporations worldwide.

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

●
Provides a source of rich data from the desktop, which is not readily obtainable or commonly utilized in business level analysis.
●
Is a solution to analyze data and identify areas of improvement with actionable intelligence (data-driven decisions).
●
Helps companies establish a desktop knowledge baseline.
●
Delivers role-based dashboards, reporting and analytics in a web and mobile context.
●
Supports data harmonization with the integration and correlation of data from other data platforms.

Companies are using Cicero Insight to:

●
See how the events at the desktop impact business goals, the employee and customer experience.
●
Measure and assessing activity (what activity, by whom, where, how much and when).
●
Identify compliance issues (installed software and versions, approved/unapproved apps, web usage and domain access, copying files, external drive access, etc.).
●
Identify top performers, best practices, etc.
●
Have current hardware configuration and state of utilization data.
●
Establish a knowledge baseline for the employee desktop.
●
Measure and assess performance (hardware and user).
●
Measure and assess process/task efficiency (look at the frequency of use of an application vs total time spent in an application).
●
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

Merrill Lynch/Bank of America and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in fiscal 2016 and fiscal 2015.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into technology partnerships for integrated business solutions with Teleopti, Avaya/KnoahSoft, Nexidia, and Co-nexus. In addition, we have entered into strategic partnerships with Aspect, eg solutions and Convergys. These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume.

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

Research and Product Development

We incurred research and development expense of approximately $1,163,000 and $1,445,000 in 2016 and 2015, respectively.

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

Employees

As of December 31, 2016, we employed 16 full-time employees. Our employees are not represented by a union or a collective bargaining agreement.

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

We experienced operating losses and net losses for each of the years from 2002 through 2016. We incurred a net loss of $2.8 million for 2015 and $3.9 million for 2016.  As of December 31, 2016, we had a working capital deficit of $11.1 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues. If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 31, 2017 on our consolidated financial statements for the period ended December 31, 2016 included an emphasis of matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses from operations and working capital deficit. Our ability to continue as a going concern will be determined by our ability to secure customer contracts that will drive sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for a number of years, including the past three years. At December 31, 2016, the Company had a working capital deficiency of $11.1 million. In order to generate sufficient revenues to sustain its operations, the Company will need to attract more accounts in the near future.

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

We believe that our ability to compete depends in part on a number of competitive factors outside our control, including the ability of our competitors to hire, retain and motivate senior project managers, the ownership of competitors of software used by potential clients, the development by others of software that is competitive with our products and services, the price at which others offer comparable services and the extent of our competitors’ responsiveness to customer needs.

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

In order to fully implement our business plan, we will be required to stay current with common technology enhancements and the needs of the modern contact center, back and branch office. To that end we will be required to extend our support for browser-based applications to support Microsoft Edge on Windows 10 and for Windows-based application support to include UAP (formerly Metro). Further, operational changes in the contact center industry, such as chat and social-media agents, require that we extend support for concurrent use of applications, enabling agents to work simultaneously with more than one customer.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.
Properties

Our corporate headquarters and administrative functions are based in offices of approximately 3,080 square feet in our Cary, North Carolina office pursuant to a lease which expires in 2018. We believe that our present facilities are suitable for continuing our existing and planned operations.

Item 3.
Legal Proceedings

Not applicable.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007, we formally changed our name to Cicero Inc. and now trade under the ticker CICN. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2016 and 2015.

	2016		2015
Quarter	High	Low	High	Low
First	$0.04	$0.02	$0.05	$0.02
Second	$0.03	$0.03	$0.06	$0.04
Third	$0.03	$0.01	$0.06	$0.03
Fourth	$0.01	$0.01	$0.04	$0.02

The closing price of the common stock on March 23, 2017 was $0.01 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As of March 23, 2017, we had 221 registered stockholders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2016, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities tobe issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available underequity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	2,832,212	$0.24	1,667,788
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

The Software product segment is comprised of the Cicero Discovery, Cicero Insight and Cicero Automation products. Cicero Discovery delivers desktop analytics and reporting for the enterprise.  Cicero Discovery collects activity and application performance data and tracks business objects across time and across multiple users as well as measures against a defined "expected" business process flow, either for analysis or to feed a third-party application.  Cicero Insight is a measurement and analytics solution that collects and presents high value information about quality, productivity, compliance, and revenue from frontline activity to target areas for improvement. Using a set of configurable sensors at the employees’ desktop Cicero Insight collects activity data about the applications, when and how they are used and makes it readily available for analysis and action to the business community. Cicero Automation enables businesses to transform human interaction across the enterprise. Cicero Automation enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero Automation automates up and down-stream process flows, enforcing compliance and optimizing handle time, reducing training time and enabling delivery of best in class service. Cicero Automation captures real-time information about business processes at the desktop, allowing organizations to spot trends and forecast problems before they occur.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Years Ended December 31,
	2016	2015
Revenue:
Software	6.6%	20.1%
Maintenance	70.7%	76.1%
Services	22.6%	3.8%
Total	100.0%	100.0%

Cost of revenue:
Software	0.0%	0.0%
Maintenance	12.7%	5.6%
Services	33.8%	29.8%
Total	46.5%	35.3%

Gross margin	53.5%	64.6%

Operating expenses:
Sales and marketing	41.2%	55.6%
Research and product development	93.0%	74.4%
General and administrative	70.2%	59.2%
Goodwill impairment charge	132.5%	--%
Total	336.9%	189.2%

Loss from operations	(283.4)%	(124.5)%
Other income/(expense), net	(29.0)%	(21.7)%
Net loss	(312.4)%	(146.3)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2016	2015
United States	96%	92%
Europe	4%	8%
	100%	100%

 Years Ended December 31, 2016 and 2015

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

Total revenues for the year ended December 31, 2016 decreased 35.6% or $692,000 from $1,943,000 in 2015 to $1,251,000 in 2016. The decrease in revenues in 2016 is due primarily to the decrease in software sales and maintenance revenue partially offset by an increase in consulting revenue.

Software Products. Software products revenue for the year ended December 31, 2016 decreased 78.8% or $308,000 from $391,000 in 2015 to $83,000 in 2016. The decrease is primarily due to a slower sales cycle in the acceptance of the Cicero Discovery in the marketplace as well as delays in getting the Cicero Insight product to market. Further, the Company has added OEM partners whose integration of the Cicero products into their solutions has taken more time than anticipated.

The gross margin on software products was 100.0% for the years ended December 31, 2016 and 2015, respectively.

The Company expects to see an increase in software sales coupled with improving margins on software products as Cicero Discovery, Cicero Insight and Cicero Automation gain acceptance in the marketplace. The Company’s expectations are based on its modification of the sales approach with customers and prospects as well as a focus on adding more reseller and OEM partners. The Company believes that the entry level product for an enterprise is Discovery which allows companies to measure and then manage. Using data and analytics to drive change in an organization begins with capturing that data. We believe that this approach is being embraced by the company’s prospects. In addition, the Company and its products continue to be recognized in the marketplace with technology and partnership awards.

Maintenance. Maintenance revenues for the year ended December 31, 2016 decreased 40.2% or $594,000 from $1,479,000 in 2015 to $885,000 in 2016. The decrease in maintenance revenue in 2016 is primarily due to the cancellation of a maintenance contract in fiscal 2016.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 82.0% and 92.7% for 2016 and 2015, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero Discovery, Cicero Insight and Cicero Automation products. The cost of maintenance as a percentage should decrease slightly.

Services. Services revenue for the year ended December 31, 2016 increased 287.7% or $210,000 from $73,000 in 2015 to $283,000 in 2016. The increase in services revenues in 2016 is primarily attributable to an increase in paid consulting engagements with existing customers.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was (49.5%) and (693.2%) for fiscal 2016 and 2015, respectively. The decrease in gross margin loss in 2016 was primarily attributable to the increase in consulting revenue partially offset by a decrease in consulting expenses from a decrease in headcount.

Services revenues are expected to increase as the Cicero Discovery, Cicero Insight, and Cicero Automation products gain acceptance.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as industry conference participation and promotional expenses. Sales and marketing expenses decreased 52.3% or $565,000 to $515,000 in 2016. The decrease is primarily attributable to lower headcount and lower commissions partially offset by higher outside professional services.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased 19.5% or $282,000 to $1,163,000 in 2016. The decrease in costs is primarily due to lower headcount and a decrease in outside professional services.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses decreased 23.7% or $273,000 to $878,000 in 2016. The decrease is primarily attributable to a decrease in legal and professional services expenses related to the $1,000,000 equity financing in the third quarter of fiscal 2015.

General and administrative expenses are not expected to increase in 2017.

Goodwill impairment charge. In 2016, we recorded a non-cash goodwill impairment charge of $1,658,000. There was no goodwill impairment identified as of December 31, 2015. We test goodwill for impairment annually on December 31 using a discounted cash flow methodology. Our goodwill impairment test as of December 31, 2016, indicated that the carrying value of our SOA acquisition goodwill exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1,658,000 in fiscal year 2016, reducing our goodwill from $1,658,000 to zero.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2016 and 2015. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Loss). Other loss (net) decreased $88,000 from other loss of $1,000 in 2015 to other income of $87,000 in 2016. The increase is primarily due to income from the write off of old liabilities of approximately $87,000.

Interest expense increased $28,000 from $422,000 in 2015 to $450,000 in 2016 due to additional borrowings with John L. (Launny) Steffens, the Chairman of the Board of Directors.

Net Loss. Net loss increased $1,065,000 from a net loss of $2,843,000 in 2015 to a net loss of $3,908,000 in fiscal 2016. The increase in net loss is primarily due to lower revenue and the recording of impairment of goodwill of $1,658,000 in fiscal 2016 partially offset by lower operating costs from a decrease in headcount and the non-recurring operating costs associated with the $1 million equity financing in fiscal 2015.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $91,000 on December 31, 2016 compared with $1,009,000 on December 31, 2015, a decrease of $918,000. The Company incurred a net loss of $3,908,000 for the year ended December 31, 2016 compared to net loss of $2,843,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for fiscal 2016 and 2015. At December 31, 2016, the Company had a working capital deficiency of $11,142,000.

Operating activities utilized $1,949,000 in cash, which was primarily comprised of the loss from operations of $3,908,000, a gain on the write of old liabilities of $87,000, an increase in accounts receivable of $22,000 and a decrease in trade payables and other accruals of $224,000. This was offset by non-cash charges for depreciation of $5,000 and stock-based compensation expense of $3,000, impairment of goodwill of $1,658,000, amortization of debt discount of $268,000, a decrease in prepaid expenses of $201,000 and an increase in deferred revenue of $157,000.

 The Company utilized approximately $3,000 in cash updating the Company’s network and computer equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2016 with cash on hand from December 31, 2015, the revenue generated in fiscal 2016, and through the use of proceeds from other short-term borrowings in the amount of $1,038,000, net of repayments.

From time to time during 2012 through 2016, the Company entered into several short term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until June 30, 2015. In April 2015, the Company entered into agreement with Mr. Steffens to convert $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock. Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs in fiscal 2015 and 2016. The notes vary from non-interest bearing to interest rates of 12% with a maturity date of December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables. The Company had repaid $170,000 in principal as of December 31, 2015. In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2016, the maturity dates were extended to June 30, 2017. Additionally all notes that were non-interest bearing were amended to an annual interest rate of 10%. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest.

Although the Company has incurred an operating loss of approximately $3,908,000 for the year ended December 31, 2016, and has a history of operating losses, management believes that its repositioned dual strategy of leading with its Discovery product to use analytics to measure and then manage how work happens as well as concentrating on expanding the indirect channel with more resale and OEM partners, will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions with active customers and prospects.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 31, 2017, on our consolidated financial statements for the period ended December 31, 2016 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Goodwill. The Company accounts for goodwill in accordance ASC Topic 350 “Intangibles – Goodwill and Other” which requires that goodwill and intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value, there would be an adjustment to goodwill.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2016, we had a valuation allowance of $56,339,000 against $56,339,000 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2016, the Company has net operating loss carryforwards of approximately $143,842,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2020 and 2036.

Recent Accounting Pronouncements:

In January 2017, the FASB issued ASU Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step of the goodwill impairment test under ASC 350. Under previous guidance, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets (including in-process research and development) and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this new guidance if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference with such impairment charge limited to the amount of goodwill in the reporting unit. This ASU does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This ASU will be applied prospectively and is effective for annual and interim impairment test performed in periods beginning after December 15, 2019 for public business enterprises. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In August 2016, the FASB issued a new accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued a new accounting standard that will enhance the Company’s reporting through the updating of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption for public companies is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued a new accounting standard that will require management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. It is effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect timing of our revenue to be very similar to how we record revenue currently.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.
Consolidated Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.
Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	75	Director and Chairman
John Broderick	67	Director and Chief Executive Officer/Chief Financial Officer
Antony Castagno	49	Chief Technology Officer
Benjamin L. Rosenzweig	31	Director
Thomas Avery	63	Director
Mark Landis	75	Director
Don Peppers	66	Director

John L. Steffens
Director since May, 2007.

Mr. John L. Steffens is the Founder of Spring Mountain Capital, LP, an alternative investment firm located in New York City. Prior to founding Spring Mountain Capital in 2001, Mr. Steffens spent 38 years at Merrill Lynch & Co., Inc., where he held numerous senior management positions, including President of Merrill Lynch Consumer Market, Vice Chairman of Merrill Lynch & Co., Inc., and Chairman of its U.S. Private Client Group. Under his leadership, the Private Client Group experienced tremendous growth, increasing assets under management from $200 billion to $1.6 trillion. Mr. Steffens also served on the board of directors of Merrill Lynch & Co., Inc. from April 1986 until July 2001.

Mr. Steffens has served as Chairman of the Securities Industry Association, as a Trustee of the Committee for Economic Development and is currently National Chairman Emeritus of the Alliance for Aging Research. Mr. Steffens currently serves on the advisory boards of StarVest Partners and Wicks Communication & Media Partners, L.P. He serves on the board of Colony NorthStar, Inc. and Colony Starwood Homes. Mr. Steffens serves as Chairman of the board of directors of Cicero, Inc. In 2011, he was appointed to the Dartmouth Medical School Board of Overseers. In 2010, Mr. Steffens was the recipient of the Billie Jean King Contribution Award from the Women’s Sports Foundation.

In 2001, Mr. Steffens founded Vineyard 7 & 8, a boutique winery producing premium, limited production wine. Vineyard 7 & 8 is operated by the Steffens family and is located on Spring Mountain in Napa Valley, California.

Mr. Steffens graduated from Dartmouth College in 1963 with a B.A. in Economics. He also completed the Advanced Management Program of the Harvard Business School in 1979. We believe Mr. Steffens qualifications to serve on the Board of Directors include his experience in leading complex enterprises and his experience as a senior executive.

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

Benjamin L. Rosenzweig
Director since February 2017.

Mr. Rosenzweig was appointed to serve on our Board of Directors in February 2017, pursuant to a director designation right granted to privet Fund LP in connection with its purchase of the Company’s common stock and warrants in July 2015. Mr. Rosenzweig is currently a partner at Privet Fund Management LLC, an investment management firm. Prior to joining Privet Fund Management LLC in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of Startek, Inc., PFSweb, Inc. and Hardinge, Inc. Mr. Rosenzweig formerly served as a Director of RELM Wireless Corp. Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics. We believe Mr. Rosenzweig qualifications to serve on our Board of Directors include his financial background and previous business experience.

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

Mark Landis
Director since July 2005.

Mr. Landis has been a Director of the Company since July 2005.  Mr. Landis retired in 2003 from Siemens Building Technologies where he had served as President of the North American Security Division.  Previously he was CEO of Security Technologies Group from 1988 to 2001, when it was sold to Siemens Building Technologies.  In 2008 he became Chairman of Docassist, LLC which became Dataflow Technologies, Inc. as a result of an asset sale.  From 1982 to 1988 he was CEO of CASI, a developer of access control security systems. Mr. Landis earned a B.A. from Cornell University, a Juris Doctorate from the University of Pennsylvania and a Chartered Property and Casualty Underwriter (CPCU) degree from the American Institute for Property and Liability Underwriters.  We believe Mr. Landis' qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

Don Peppers
Director since June 2007.

Mr. Peppers has been a Director since June 20, 2007.  Mr. Peppers formed Marketing 1:1, Inc. in January 1992 which became Peppers & Rogers Group, a customer-centered management consulting firm with offices located in the United States, Europe, the Middle East, Latin America and South Africa.  He has written or co-authored eleven books on marketing, sales, and customer relationships issues.  Peppers & Rogers Group is now a unit of TeleTech Holdings (TTEC), a business process outsourcer based in Denver, Colorado.  In 2016 Mr. Peppers left Teletech and formed CX Speakers, LLC, to deliver workshops, keynote addresses, and high-level consulting services to business clients.  From October 1990 to January 1992, Mr. Peppers was the Chief Executive Officer of Perkins/Butler Direct Marketing, a top-20 U.S. direct-marketing agency.  Prior to marketing and advertising, he worked as an economist in the oil business and as the director of accounting for a regional airline. Mr. Peppers holds a Bachelor's Degree in astronautical engineering from the U.S. Air Force Academy, and a Master's Degree in public affairs from Princeton University's Woodrow Wilson School.  We believe Mr. Pepper’s qualifications to serve on our Board of Directors include his years of experience providing strategic advisory services to organizations.

There are no family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mr. Mark Landis. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2016. Mr. Landis attended every meeting while they were appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of The NASDAQ Stock Market’s listing standards. Mr. Mark Landis is the current “audit committee financial expert” due to his experience as a senior executive.

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

Item 11. Executive Compensation.

Compensation Committee Membership and Organization

The Company no longer has a standing Compensation Committee. The Compensation Committee was disbanded upon the resignation from the Board of Directors of Jay Kingley and Charles Porciello, its former members, on July 15, 2015. The Board of Directors now performs many of the functions of a compensation committee including establishing, implementing and monitoring adherence with the Company’s compensation philosophy such as:

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

General Compensation Philosophy

As a technology company, we operate in an extremely competitive and rapidly changing industry. We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long term value of our company. Our philosophy and objectives in setting compensation policies for executive officers are to align pay with performance, while at the same time providing fair, reasonable and competitive compensation that will allow us to retain and attract superior executive talent. We strongly believe that executive compensation should align executives’ interests with those of shareholders by rewarding achievement of specific annual, long-term and strategic goals by the Company, with an ultimate objective of providing long-term stockholder value. The specific goals that our current executive compensation program rewards are focused primarily on revenue growth and profitability. To that end, we believe executive compensation packages provided by the Company to its executive officers should include a mix of both cash and equity based compensation that reward performance as measured against established goals. As a result, the principal elements of our executive compensation are base salary, non-equity incentive plan compensation, long-term equity incentives generally in the form of stock options and/or restricted stock and post-termination severance and acceleration of stock option vesting upon termination and/or a change in control.

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

Role of Chief Executive Officer in Compensation Decisions

Our Board of Directors determines the base salary (and any bonus and equity-based compensation) for each executive officer annually. John Broderick, our Chief Executive Officer, confers with members of the Board, and makes recommendations, regarding the compensation of all executive officers other than himself. He does not participate in the Board’s deliberations regarding his own compensation. In determining the compensation of our executive officers, the Board does not engage in any benchmarking of total compensation or any material element of compensation.

Components of Executive Compensation

The compensation program for our Named Executive Officers consists of:

●
Base salary;
●
Non-equity incentive plan compensation;
●
Long-term equity incentive compensation; and
●
Other benefits

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Board considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2016.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our executive officers’ incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics correlate to stockholder value and individual performance. Our Chief Executive Officer did not achieve a non-equity bonus in fiscal 2016 and achieved a non-equity bonus of $25,000 in fiscal 2015. Our Chief Technology Officer did not achieve a non-equity bonus in fiscal 2016 or 2015.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2017.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan under which grants may be made, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards. At December 31, 2016, 1,667,788 shares were available for future option grants and awards.

To date, awards have been mainly in the form of non-qualified stock options granted under the Plan. The Board of Directors grants these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

Grants to other employees are typically made upon initial employment and then periodically as the Board so determines. The Board has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Board approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant. During fiscal 2016, the Company did not grant any options to purchase shares to employees.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal years 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Non- Equity Incentive Plan Compensation	All Other Compensation (4)	Total
John P. Broderick Chief Executive Officer,	2016	$175,000(1)	--	$--	$2,383	$177,383
Chief Financial Officer,	2015	$175,000(1)	--	$25,000(3)	$7,810	$207,810
Corporate Secretary
Antony Castagno	2016	$150,000(2)	--	--	$8,616	$158,616
Chief Technology Officer	2015	$150,000(2)	--	--	$7,638	$157,638

(1)
Mr. Broderick is currently deferring $25,000 of his annual salary which commenced in July 2013.

(2)
Mr. Castagno is currently deferring $25,000 of his annual salary which commenced in April 2014.

(3)
Non-equity incentive plan compensation for Mr. Broderick includes a bonus for certain revenue transactions earned during fiscal year ended December 31, 2016 and 2015. The revenue transaction was the acceptance of the first contract greater than $300,000 for each fiscal year.

 (4)
Other compensation includes the Company’s portion of major medical insurance premiums and long-term disability premiums for named executives during fiscal years ended December 31, 2016 and 2015, respectively.

Grants of Plan Based Awards

The Company did not award any stock options to the named executives during fiscal 2016. The Company awarded 211,539 stock options to Mr. Castagno in fiscal 2015. Mr. Broderick did not receive any stock option awards in fiscal 2015. The Company did not award any stock appreciation rights (SARs) during fiscal 2016 and 2015.

The following table presents the number and values of exercisable options as of December 31, 2016 by the named executive.

Outstanding Equity Awards at December 31, 2016

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)	Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
John P. Broderick	549,360(1)	--	$0.51	08/17/2017
	75,000(2)	--	$0.09	08/20/2020
					549,630(4)	$3,463
					1,500,000(5)	$9,450
Antony Castagno	75,000(2)	--	$0.09	08/20/2020
	141,026(3)	70,513	$0.05	07/20/2025

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

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2016. Mr. Broderick and Mr. Castagno have 624,360 and 286,539 outstanding options respectively at December 31, 2016.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2016, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $250,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Board, in its discretion. Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event there occurs a substantial change in Mr. Broderick’s job duties, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2016, we agreed to pay Mr. Castagno an annual base salary of $150,000 and a performance cash bonus of up to $215,000 per annum based upon exceeding certain pre-tax operating net income metrics, as determined by and at the discretion of the Compensation Committee. If the Company terminates Mr. Castagno’s employment without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over that six (6) month period following termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us, assist any business in attempting to solicit or divert business from us, solicit or hire any person who was our employee during the employment agreement term, or assist any business in attempting to solicit or hire any person who was our employee during the employment agreement term.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to the named executive officers has been estimated in the table below and assumes a termination date of December 31, 2016. Since all options held by the executives are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2012 through 2016 that had not been paid in fiscal 2016.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$12,913	$169,792	$182,705
Disability	--	12,913	169,792	182,705
Involuntary termination without cause	175,000	12,913	169,792	357,705
Change in Control	175,000	12,913	169,792	357,705
Antony Castagno
Death	$--	$--	$75,000	$75,000
Disability	--	--	75,000	75,000
Involuntary termination without cause	75,000	--	75,000	150,000
Change in Control	75,000	--	75,000	150,000

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Stock Option Plan

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock that may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. No grants were awarded to our named executive officers during fiscal 2016. During fiscal 2015, the Company granted options to purchase 525,000 shares to its employees. This included 211,539 options to Mr. Castagno.

Director Compensation

No cash or non-cash compensation was paid during fiscal 2016 by us to our non-employee directors who served during fiscal 2016.

Item 12.
Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of February 28, 2017 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 192,253,005 common shares outstanding as of February 28, 2017. Beneficial ownership is determined in accordance with Rule 13-3(d) promulgated by the SEC under the Securities Exchange Act of 1934. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class
John L. Steffens (1)	153,341,564	65.9%
Privet Fund Management LLC (2)	168,102,778	49.1%
Jonathan Gallen (3)	10,950,173	5.7%
Mark and Carolyn P. Landis (4)	8,564,020	4.4%
Antony Castagno/SOAdesk LLC(5)	17,719,792	8.5%
Thomas Avery (6)	4,605,555	2.3%
Don Peppers (7)	5,429,957	2.8%
John P. Broderick (8)	2,676,968	1.4%
Benjamin Rosenzweig	--	*
All current directors and executive officers as a group (7 persons) (9)	192,337,856	73.8%

*
Represents less than one percent of the outstanding shares.

1.
The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022. Includes 112,932,501 shares of common stock, 40,391,063 shares issuable upon the exercise of warrants and 18,000 shares subject to stock options.

2.
Ryan Levinson holds voting and dispositive power with respect to these shares. The address of Mr. Levinson is 79 West Paces Ferry Road, Atlanta, GA 30305. Includes 18,250,000 shares of common stock and 149,852,778 shares issuable upon the exercise of warrants.

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

5.
The address of Mr. Castagno is 8000 Regency Parkway, Suite 542, Cary, NC 27518. Mr. Castagno is a principal owner of SOAdesk LLC. Includes 2,000,000 shares of common stock, 6,511,967 shares of common stock issuable upon conversion of a convertible promissory note in the principal amount of $700,000 and accumulated interest of $277,000, 6,112,600 common shares issuable upon conversion of a convertible promissory note in the principal amount of $675,000 and accumulated interest of $242,000, 2,808,687 common shares issuable upon conversion of a convertible promissory note of $421,303 and 286,539 shares subject to stock options.

6.
Includes 500,000 shares of common stock and 4,105,555 shares issuable upon the exercise of warrants.

7.
Includes 3,165,179 shares of common stock, warrants to acquire 2,252,778 shares of common stock and 12,000 shares subject to stock options.

8.
Includes 3,248 shares of common stock. 624,360 shares subject to stock options exercisable within sixty (60) days and 2,049,360 shares of restricted stock that is awarded upon termination or change of control.

9.
Includes shares issuable upon conversion of convertible promissory notes and exercise of options and warrants as described in above Notes for each director and officer.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

Loans from Related Parties

From time to time during 2012 through 2015, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until April 1, 2015. At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest. In April 2015, the Company entered into agreement with Mr. Steffens to convert $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock. Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs in fiscal 2015 and 2016. The notes vary from non-interest bearing to interest rates of 12% with a maturity date of December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables. The Company had repaid $170,000 in principal as of December 31, 2015. In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2016, the maturity dates were extended to June 30, 2017. Additionally all notes that were non-interest bearing were amended to an annual interest rate of 10%. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest.

In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. In December 2015, the maturity date was extended to December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017. Included in this last amendment were two milestone payments of $62,500 each to be paid to interest first and then principal and payable on June 1, 2017 and December 1, 2017, respectively. The Company’s Chairman has agreed to personally guarantee these, and only these, milestone payments.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC which was acquired by the Company in 2010. In January 2016, the Company entered into a short term note payable for $3,500 with Mr. Castagno for various working capital needs. The note bore interest of 10% and was unsecured. The note and interest of $28 were paid in full in February 2016.

Director Independence

Our Board of Directors currently consists of six members. They are John L. Steffens, John P. Broderick, Benjamin Rosenzweig, Thomas Avery, Mark Landis, and Don Peppers. Mr. Steffens is the Company’s Chairman of the Board, Mr. Broderick is the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the NYSE MKT LLC (the former American Stock Exchange), which can be found in the NYSE MKT Company Guide, §803(A)(2). Under such definition, Messrs. Steffens, Rosenzweig, Avery, Landis, and Peppers are independent directors.

Item 14.
Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Cherry Bekaert LLP audited our consolidated financial statements for the years ended December 31, 2016 and 2015.

Audit Fees

Audit fees include fees for the audit of the Company’s annual consolidated financial statements, fees for the review of the Company’s interim consolidated financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered to our company for the audit of the Company's annual consolidated financial statements for fiscal year 2016 and 2015 (and reviews of quarterly consolidated financial statements on Form 10-Q) were $85,500 and $84,462, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. There were no audit-related fees billed by Cherry Bekaert LLP for fiscal year 2016. Audit-related fees billed by Cherry Bekaert LLP for fiscal year 2015 were $6,725.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Cherry Bekaert LLP for these services in 2016 and 2015.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Cherry Bekaert LLP for fiscal years 2016 and 2015.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

10.30
Lease Agreement for Cary, N.C. offices, dated July 11, 2014, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.30 to Cicero Inc.’s Form 10-K filed March 31, 2015).

10.31
Stock and Warrant Purchase Agreement, dated as of July 15, 2015, by and among Cicero Inc. and the purchasers named thereto (incorporated by reference to exhibit 10.1 to Cicero’s Form 8-K filed July 16, 2015)

9.32
Investor Rights Agreement, dated as of July 15, 2015, by and among Cicero Inc., Privet Fund LP and John L. Steffens (incorporated by reference to exhibit 10.2 to Cicero’s Form 8-K filed July 16, 2015)

10.33
Form of Indemnification Agreement for Directors of Cicero Inc. (incorporated by reference to exhibit 10.4 to Cicero’s Form 8-K filed July 16, 2015)

10.34
Form of Inventions and Non-Competition Agreement for Employees of Cicero Inc. (incorporated by reference to exhibit 10.5 to Cicero’s Form 8-K filed July 16, 2015)

10.35
Lease Agreement for Cary, N.C. offices, dated October 26, 2016, between Cicero Inc. and Regency Park Corporation (filed herewith)

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
Date: March 31, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date

/s/John L. Steffens	Chairman of the Board	March 31, 2017
John L. Steffens
/s/ John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive and Financial and Accounting Officer)	March 31, 2017
John P. Broderick
/s/ Antony Castagno	Chief Technology Officer	March 31, 2017
Antony Castagno
/s/ Benjamin L. Rosenzweig	Director	March 31, 2017
Benjamin L. Rosenzweig
/s/ Thomas Avery	Director	March 31, 2017
Thomas Avery
/s/ Mark Landis	Director	March 31, 2017
Mark Landis
/s/ Don Peppers	Director	March 31, 2017
Don Peppers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cicero Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of Cicero Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP
Raleigh, North Carolina
March 31, 2017

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$91	$1,009
Trade accounts receivable	278	256
Prepaid expenses and other current assets	34	235
Total current assets	403	1,500
Property and equipment, net	9	11
Goodwill (Note 4)	--	1,658
Total assets	$412	$3,169
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt less unamortized discount (Note 5)	$5,483	$2,098
Accounts payable	1,032	1,336
Accrued expenses:
Salaries, wages, and related items	1,529	1,601
Interest payable	2,164	2,021
Other	589	653
Deferred revenue	748	605
Total current liabilities	11,545	8,314
Long-term debt	--	2,132
Total liabilities	$11,545	$10,446
Commitments and contingencies (Notes 12 and 13)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized Series A-1 – No shares issued and outstanding at December 31, 2016 and December 31, 2015; $500 per share liquidation preference	--	--
Series B – No shares issued and outstanding at December 31, 2016 and December 31, 2015; $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized at December 31, 2016 and December 31, 2015; 192,253,005 issued and outstanding at December 31, 2016 and December 31, 2015 (Note 8)	192	192
Additional paid-in-capital	246,272	246,220
Accumulated deficit	(257,597)	(253,689)
Total stockholders’ deficit	(11,133)	(7,277)
Total liabilities and stockholders’ deficit	$412	$3,169

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015
Revenue:
Software	$83	$391
Maintenance	885	1,479
Services	283	73
Total operating revenue	1,251	1,943
Cost of revenue:
Software	--	--
Maintenance	159	108
Services	423	579
Total cost of revenue	582	687
Gross margin	669	1,256
Operating expenses:
Sales and marketing	515	1,080
Research and product development	1,163	1,445
General and administrative	878	1,151
Goodwill impairment charge	1,658	--
Total operating expenses	4,214	3,676
Loss from operations before other income (charges)	(3,545)	(2,420)
Other income (charges):
Interest expense	(450)	(422)
Other (Note 1)	87	(1)
	(363)	(423)

Net loss	(3,908)	(2,843)
8% preferred stock Series B dividend	--	(86)
Deemed dividend applicable to warrant purchase	--	(882)
Net loss applicable to common stockholders	$(3,908)	$(3,811)

Loss per share – basic and diluted	$(0.02)	$(0.03)

Average shares outstanding – basic and diluted	192,253	152,076

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2014	85,848,237	86	11,899	--	237,206	(249,878)	(12,586)
Dividend for preferred B stock						(86)	(86)
Conversion of preferred stock	11,899,628	12	(11,899)		(12)		--
Issuance of stock for payment of debt	69,505,140	69			6,882		6,951
Options issued as compensation					12		12
Issuance of common stock	25,000,000	25			1,857	(882)	1,000
Debt discount due to imputed interest					275		275
Net loss						(2,843)	(2,843)
Balance at December 31, 2015	192,253,005	$192	--	--	$246,220	$(253,689)	$(7,277)
Options issued as compensation					3		3
Debt discount due to imputed interest					49		49
Net loss						(3,908)	(3,908)
Balance at December 31, 2016	192,253,005	$192	--	--	$246,272	$(257,597)	$(11,133)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,908)	$(2,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	13
Stock compensation expense	3	12
Amortization of debt discount	268	56
Goodwill impairment charge	1,658	--
Gain on write down of liabilities	(87)	--
Changes in assets and liabilities:
Trade accounts receivable	(22)	779
Prepaid expenses and other assets	201	2
Accounts payable and accrued expenses	(224)	709
Deferred revenue	157	(794)
Net cash used in operating activities	(1,949)	(2,066)
Cash flows from investing activities:
Purchases of property and equipment	(3)	(10)
Net cash used in investing activities	(3)	(10)
Cash flows from financing activities:
Issuance of common stock	--	1,000
Borrowings under short and long-term debt	1,038	2,275
Repayments of short and long-term debt	(4)	(210)
Net cash provided by financing activities	1,034	3,065
Net increase(decrease) in cash	(918)	989
Cash at beginning of year	1,009	20
Cash at end of year	$91	$1,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Taxes	$11	$10
Interest	$38	$20

Non-Cash Investing and Financing Activities

2016

None.

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

Going Concern and Management Plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $3,908,000 for the year ended December 31, 2016, and has a history of operating losses. Management believes that its repositioned dual strategy of leading with its Discovery product to use analytics to measure and then manage how work happens, as well as, concentrating on expanding the indirect channel with more resale and OEM partners will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash:

The Company places substantially all cash with various financial institutions. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2016, the Company did not exceed these insured amounts.

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

Accrued Other:

Accrued other is primarily comprised of accrued dividends of $447,000 at December 31, 2016 and 2015, respectively, and the remaining balance is comprised of accrued tax, royalty, consulting and other.

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

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $117,000 and $217,000 for the years ended December 31, 2016 and 2015, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred unless such costs meet the software capitalization criteria. Research and development expenses were approximately $1,163,000 and $1,445,000 for the years ended December 31, 2016 and 2015, respectively.

Goodwill impairment charge:

In 2016, we recorded a non-cash goodwill impairment charge of $1,658,000. We test goodwill for impairment annually on December 31 using a discounted cash flow methodology. Our goodwill impairment test as of December 31, 2016, indicated that the carrying value of our SOAdesk acquisition goodwill exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1,658,000 in fiscal year 2016, reducing our goodwill from $1,658,000 to zero. No impairment of goodwill was identified as of December 31, 2015.

Other Income/(Charges):

Other income/(charges) in fiscal 2016 consists primarily of a write off of certain liabilities deemed no longer payable of $87,000.

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2016 and 2015, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2016	2015
Stock options	2,832,212	3,657,110
Warrants	207,859,113	207,959,113
Preferred stock	--	--
	210,691,325	211,616,223

There was no accrual for dividends on the Series B Preferred Stock in fiscal 2016. $86,000 was accrued for dividends on the Series B Preferred Stock in fiscal year 2015.

Stock-Based Compensation:

The Company accounts for stock-based compensation to employee under ASC 718 “Compensation – Stock Compensation,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company did not grant any options in fiscal year 2016 and recognized approximately $3,000 of stock-based compensation. The Company granted 525,000 options in fiscal year 2015 at an exercise price of $0.05 per share and recognized approximately $12,000 of stock-based compensation.

The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	2016	2015
Fair value of common stock	--	$0.05
Expected life (in years)	--	9.99 years
Expected volatility	--	160%
Risk free interest rate	--	2.33%
Expected dividend yield	--	0%

Recent Accounting Pronouncements:

In January 2017, the FASB issued ASU Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step of the goodwill impairment test under ASC 350. Under previous guidance, if the fair value of a reporting unit is lower than its carrying amount (Step 1), an entity calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is calculated by deducting the fair value of all assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1. To determine the implied fair value of goodwill, entities estimate the fair value of any unrecognized intangible assets (including in-process research and development) and any corporate-level assets or liabilities that were included in the determination of the carrying amount and fair value of the reporting unit in Step 1. Under this new guidance if a reporting unit’s carrying value exceeds its fair value, an entity will record an impairment charge based on that difference with such impairment charge limited to the amount of goodwill in the reporting unit. This ASU does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. This ASU will be applied prospectively and is effective for annual and interim impairment test performed in periods beginning after December 15, 2019 for public business enterprises. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In August 2016, the FASB issued a new accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within annual periods ending after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued a new accounting standard that will enhance the Company’s reporting through the updating of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within that annual periods. Earlier adoption for public companies is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued a new accounting standard that will require management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. It is effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter. early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect timing of our revenue to be very similar to how we record revenue currently.

NOTE 2. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2016	2015
Current trade accounts receivable	$278	$256

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2016	2015
Computer equipment	$138	$160
Furniture and fixtures	19	24
Office equipment	35	35
	193	219
Less: accumulated depreciation	(184)	(208)

	$9	$11

Depreciation expense of property and equipment was $5,000 and $13,000 for the years ended December 31, 2016 and 2015, respectively.

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

Upon completion of the fiscal year 2016 test, the goodwill of our SOA acquisition was determined to be impaired and the Company recorded an impairment charge of $1,658,000. There was no impairment of goodwill in year 2015.

Goodwill
Balance at December 31, 2014	$1,658,000
Additions	--
Impairment	--
Balance at December 31, 2015	1,658,000
Additions	--
Impairment	1,658,000
Balance at December 31, 2016	$--

NOTE 5. DEBT

Debt and notes payable to related parties consists of the following (in thousands):

	December 31, 2015	December 31, 2015
Note payable – asset purchase agreement (a)	$1,518	$1,518
Note payable – related parties (b)	2,879	1,845
Notes payable (c)	1,086	1,086
Unamortized debt discount (b)	--	(219)
Total debt	5,483	4,230
Less current portion	--	(2,098)
Total long term debt	$--	$2,132

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%. The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015. In June 2015, the note was amended and the maturity date was extended to June 30, 2017. In July 2015, the Company paid $25,000 toward the principal amount of the note. At December 31, 2015, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $208,000 in interest. At December 31, 2016, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $242,000 in interest.

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

As part of a prior acquisition, the Company was obligated to certain earn-out obligation payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note is December 31, 2015 with an annual interest rate of 10%. In December 2015, the maturity date was extended to December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017. Included in the amendment were two milestone payments of $62,500 each to be applied to interest and then principal and payable on June 1, 2017 and December 1, 2017, respectively. The Company’s Chairman has agreed to personally guarantee these, and only these, milestone payments. At December 31, 2015, the Company was indebted to SOAdesk for $421,303 in principal and approximately $21,000 in interest. At December 31, 2016, the Company was indebted to SOAdesk for $421,303 in principal and approximately $63,000 in interest. The Company also entered into a convertible promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) with a maturity date of June 30, 2017 that was non-interest bearing. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal due under the note. The note is convertible at the holder’s option at any time or at maturity. At December 31, 2015 and 2016 the Company was indebted to SOAdesk for $421,303 in principal.

(b)
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

Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs in fiscal 2015 and 2016. The notes vary from non-interest bearing to interest rates of 12% with a maturity date of December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables. The Company had repaid $170,000 in principal as of December 31, 2015. In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $1,845,000 of principal and $1,362,000 of interest. At December 31, 2015, the Company recorded $275,000 of unamortized discount on debt on the non-interest bearing notes with Mr. Steffens. Imputed interest was calculated based on a 12% interest rate based on historical notes with Mr. Steffens and comparative non-related party loans with the Company. The Company has recorded $56,000 of amortization of the debt discount in interest expense through December 31, 2015. In 2016, the Company recorded an additional $50,000 of unamortized discount on debt on non-interest bearing debt issued in fiscal 2016. Imputed interest was calculated based on a 12% interest rate based on historical notes with Mr. Steffens and comparative non-related party loans with the Company. The Company has recorded $266,000 of amortization of the debt discount in interest expense through December 31, 2016. In December 2016, the maturity dates were extended to June 30, 2017. Additionally notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes in the aggregate principal amount of $50,000 of principal and $53,000 of interest and $50,000 of principal and $64,000 of interest, respectively, as of December 31, 2015 and December 31, 2016, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s Common Stock. Through a series of amendments, the note was amended to extend the maturity date until June 30, 2015. In June 2015, the note was amended to extend the maturity date until June 30, 2017. The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold. At December 31, 2015, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $242,000 in interest. At December 31, 2016, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $277,000 in interest. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. In March 2013, the maturity date of the note was extended to June 30, 2015. In June 2015, the maturity date of the note was extended to June 30, 2017, a repayment schedule of quarterly principal and interest payments of $12,000 beginning on September 30, 2015 and two milestone payments of $125,000 on February 28, 2016 and 2017, respectively were added. In February 2016, the note was amended that the first milestone payment due on February 29, 2016, was now payable quarterly beginning February 29, 2016 through November 29, 2016. At December 31, 2015, the Company was indebted to this private lender in the amount of $336,000 in principal and $134,000 in interest. At December 31, 2016, the Company was indebted to this private lender in the amount of $336,000 in principal and $137,000 in interest.

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

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The evaluation was performed for the tax years 2014 through 2016, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2013. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest as of or during the period for the tax years 2016 and 2015. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2016	2015
Expected income tax benefit at statutory rate (34%)	$(1,329)	$(967)
State taxes, net of federal tax benefit	(160)	(170)
Effect of change in valuation allowance	(1,249)	(5,860)
Non-deductible expenses	1	3
Change in state tax rate	2,737
Expiration of net operating loss deductions	--	6,994
Total	$--	$--

Significant components of the net deferred tax asset at December 31 were as follows:

	2016	2015

Accrued expenses, non-tax deductible	$15	$7
Deferred revenue	281	242
Contingent payments	(788)	(831)
Stock compensation expense	593	621
Loss carryforwards	54,802	56,583
Depreciation and amortization	1,436	966
	56,339	57,588

Less: valuation allowance	(56,339)	(57,588)

	$--	$--

At December 31, 2016, the Company had net operating loss carryforwards of approximately $143,842,000, which may be applied against future taxable income. These carryforwards will expire at various times between 2020 and 2036. Net operating loss carryforwards include tax deductions for the disqualifying dispositions of incentive stock options. When the Company utilizes the net operating losses related to these deductions, the tax benefit will be reflected in additional paid-in capital and not as a reduction of tax expense. The total amount of these deductions included in the net operating loss carryforwards is $21,177,000.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2016 and 2015 since management does not believe that it is more likely than not that these assets will be realized.

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

Common Stock:

On April 8, 2015, the Company entered into agreement with John L. Steffens, the Chairman of the Board of Directors, to convert $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock. (See Note 5) The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Due to the fact that the transaction was with Mr. Steffens, the Company’s Chairman of the Board, the Company determined that this was not an arm’s length agreement and as such has recorded the entire transaction through additional paid in capital. We had no such transactions in 2016.

Stock Grants:

None.

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

Activity for stock options issued under these plans for the years ending December 31, 2016 and 2015 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	3,150,110	0.02-0.51	$0.24
Granted	525,000	0.05	$0.05
Forfeited	(10,000)	0.09	$0.09
Expired	(8,000)	0.51	$0.51
Balance at December 31, 2015	3,657,110	0.03-0.51	$0.21
Granted	--	--	--
Forfeited	(770,898)	0.02-0.51	$0.11
Expired	(54,000)	0.02-0.51	$0.11
Balance at December 31, 2016	2,832,212	0.05-0.51	$0.24	$0.00

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2016 and 2015 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2014	18,333	0.02-0.05	$0.04
Granted	525,000	0.05	$0.05
Vested	(188,332)	0.05	$0.05
Forfeited	--	---	--
Balance at December 31, 2015	355,001	0.05	$0.05
Granted	--	--	--
Vested	(104,702)	0.05	$0.05
Forfeited	(145,599)	0.05	$0.05
Balance at December 31, 2016	104,700	0.05	$0.05

There were no options granted in 2016 and 525,000 options granted during 2015. The weighted average grant date fair value of options issued during the years ended December 31, 2015 was equal to $0.05. There were no option grants issued below fair market value during 2015.

At December 31, 2016, there was unrecognized compensation cost of $2,800 related to stock options which is expected to be recognized over a weighted-average amortization period of six months.

At December 31, 2016 and 2015, options to purchase 2,752,512 and 3,302,109 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.05 to $0.51 . The following table summarizes information about stock options outstanding at December 31, 2016:

Exercise Price	Number Outstanding	Remaining Contractual Life for Options Outstanding	Number Exercisable	Weighted Average Exercise Price

$0.05-0.06	479,102	7.3	374,402	$0.05
0.07-0.08	500,000	4.6	500,000	0.07
0.09-0.37	787,750	3.4	787,750	0.10
0.38-0.51	1,065,360	0.7	1,065,360	0.51

	2,832,212	3.2	2,727,512	$0.25

Preferred Stock:

As of July 15, 2015, all preferred shares for Series A-1 and Series B converted to common stock.

Series A-1

The Series A-1 preferred stock provides rights and preferences set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware. The Series A-1 preferred stock was convertible at any time at the option of the holder into an initial conversion ratio of 1,000 shares of common stock for each share of Series A-1 preferred stock. The initial conversion ratio shall be adjusted in the event of any stock splits, stock dividends and other recapitalizations. The Series A-1 preferred stock was also convertible on an automatic basis in the event that (i) the Company closes on an additional $5,000,000 equity financing from strategic or institutional investors, or (ii) the Company has four consecutive quarters of positive cash flow as reflected on the Company’s consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) and filed with the Securities Exchange Commission. The Series A-1 preferred stock are entitled to receive equivalent dividends on an as-converted basis whenever the Company declares a dividend on its common stock, other than dividends payable in shares of common stock. The holders of the Series A-1 preferred stock are entitled to a liquidation preference of $500 per share of Series A-1 preferred stock upon the liquidation of the Company. The Series A-1 preferred stock are not redeemable.

The Series A-1 preferred stock provides the following voting rights. Each share of Series A-1 preferred stock represents that number of votes equal to the number of shares of common stock issuable upon conversion of a share of Series A-1 preferred stock. The holders of Series A-1 preferred stock, the series B preferred stock (see below) and the holders of common stock would vote together as a class on all matters except: (i) regarding the election of the Board of Directors of the Company (as set forth below); (ii) as required by law; or (iii) regarding certain corporate actions to be taken by the Company (as set forth below).

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

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model. In accordance with ASC 815, these warrants are classified as equity. The warrants were issued in conjunction with certain promissory notes and the private investment in the Company’s shares. At December 31, 2016, there were 207,859,113 exercisable warrants outstanding at an exercise price between $0.04 and $0.20 per share.

	Number of Warrants	Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2014	5,281,333	$0.08-$0.25	$0.22
Issued	205,277,780	$0.04-$0.05	$0.05
Exercised	--	--	--
Forfeited	(2,600,000)	$0.25	$0.25
Balance at December 31, 2015	207,959,113	$0.04-$0.20	$0.05
Issued	--	--	--
Exercised	--	--	--
Forfeited	(100,000)	$0.08	$0.08
Balance at December 31, 2016	207,859,113	$0.04-$0.20	$0.05

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan. Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions. The Company opted not to make any matching contributions for 2016 and 2015.

NOTE 9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2016, two customers accounted for 40% and 33%, respectively, of operating revenues and two customers accounted for 78% and 15% of accounts receivable at December 31, 2016. In 2015, two customers accounted for 51% and 16%, respectively, of operating revenues and one customer accounted for 98% of accounts receivable at December 31, 2015.

In 2016, one vendor accounted for 65% of accounts payable at December 31, 2016. In 2015, two vendors accounted for 53% and 12%, respectively, of accounts payable at December 31, 2015.

NOTE 10. RELATED PARTY INFORMATION

From time to time during 2012 through 2016, the Company entered into several short-term notes payable with John L. (Launny) Steffens, the Chairman of the Board of Directors, for various working capital needs. The notes bear interest at 12% per year and are unsecured. In March 2014, Mr. Steffens agreed to extend the maturity date of all outstanding short-term notes until June 30, 2015. At December 31, 2014, the Company was indebted to Mr. Steffens in the approximate amount of $6,691,000 of principal and $1,139,000 in interest. In April 2015, the Company entered into agreement with Mr. Steffens to convert $6,950,514 of principal amount of debt into 69,505,140 share of the Company’s common stock. Subsequent to the exchange agreement, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivable. The Company had repaid $170,000 in principal as of December 31, 2015. In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2015, the Company was indebted to Mr. Steffens in the approximate amount of $1,845,000 of principal and $1,362,000 of interest. At December 31, 2016, the maturity dates were extended to June 30, 2017. Additionally all notes that were non-interest bearing were amended to an annual interest rate of 10%. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest.

In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note is December 31, 2015 with an annual interest rate of 10%. In December 2015, the maturity date was extended to December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017. Included in this last amendment were two milestone payments of $62,500 each to be paid to interest first and then principal and payable on June 1, 2017 and December 1, 2017, respectively. The Company’s Chairman has agreed to personally guarantee these, and only these, milestone payments.

Antony Castagno, the Company’s Chief Technology Officer, is part-owner of SOAdesk LLC, which was acquired by the Company in 2010. In January 2016, the Company entered into a short term note payable for $3,500 with Mr. Castagno for various working capital needs. The note bears interest of 10% and was unsecured. The note and interest was repaid in full in February 2016.

NOTE 11. COMMITMENTS AND EMPLOYMENT AGREEMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 consisted of only one lease as follows (in thousands):

Lease Commitments

2017	$64
2018	55

$119

Rent expense was $91,000 and $93,000 for each years ended December 31, 2016 and 2015, respectively.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2017, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Board of Directors, at its discretion. Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event a substantial change in Mr. Broderick’s job duties occurs, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2017, we agreed to pay Mr. Castagno an annual base salary of $150,000. Upon termination of Mr. Castagno’s employment by the Company without cause, we agreed to pay Mr. Castagno an amount of $75,000 which is equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over the six (6) month period following the termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so. During 2013 the Company amended Mr. Castagno’s employment agreement to provide that Mr. Castagno could engage in consulting services on behalf of the Company and would be compensated for any revenues in excess of his base salary as a bonus.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of December 31, 2016 and 2015.

NOTE 13. SUBSEQUENT EVENTS

In first quarter of fiscal 2017, the Company entered into various notes payable totaling $460,000 with Mr. Steffens. The notes bear interest at 10% annually. They are unsecured and mature on June 30, 2017. Subsequent events have been evaluated through March 31, 2017.