Form 10-Q
period 2017-03-31
CICERO INC
filed 2017-05-15
CIK 945384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes ☐ No ☑

192,253,005 shares of common stock, $.001 par value, were outstanding as of May 5, 2017.

Cicero Inc.

Part I.    Financial Information
Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$87	$91
Trade accounts receivable	500	278
Prepaid expenses and other current assets	111	34
Total current assets	698	403
Property and equipment, net	7	9
Total assets	$705	$412
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Short-term debt	$5,522	$5,483
Accounts payable	1,090	1,032
Accrued expenses:
Salaries, wages, and related items	1,613	1,529
Accrued interest	2,278	2,164
Other	609	589
Deferred revenue	702	748
Total current liabilities	11,814	11,545
Long term debt (Note 2)	421	--
Total liabilities	12,235	11,545

Commitments and Contingencies (Note 5 and 6)

Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
No shares issued and outstanding at March 31, 2017 and December 31, 2016	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized,	192	192
192,253,005 issued and outstanding at March 31, 2017 and December 31, 2016
Additional paid-in capital	246,273	246,272
Accumulated deficit	(257,995)	(257,597)
Total stockholders' deficit	(11,530)	(11,133)
Total liabilities and stockholders' deficit	$705	$412

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Software	$396	$11
Maintenance	117	389
Services	58	7
Total operating revenue	571	407

Cost of revenue:
Software	--	--
Maintenance	40	50
Services	97	143
Total cost of revenue	137	193

Gross margin	434	214

Operating expenses:
Sales and marketing	87	148
Research and product development	281	304
General and administrative	350	258
Total operating expenses	718	710
Loss from operations	(284)	(496)

Other income/(expense):
Interest expense	(114)	(106)
Total other income/(expense)	(114)	(106)

Net loss:	$(398)	$(602)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and Diluted	192,253	192,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(398)	$(602)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2	2
Stock compensation expense	1	(1)
Amortization of debt discount	--	64
Changes in assets and liabilities:
Trade accounts receivable	(222)	119
Prepaid expenses and other current assets	(77)	(54)
Accounts payable and accrued expenses	276	(188)
Deferred revenue	(46)	325
Net cash used by operating activities	(464)	(335)

Cash flows from investing activities:
Purchases of equipment	--	(2)
Net cash used by investing activities	--	(2)

Cash flows from financing activities:
Borrowings under debt	460	453
Repayments of debt	--	(4)
Net cash generated by financing activities	460	449
Net increase/(decrease) in cash	(4)	112
Cash:
Beginning of period	91	1,009
End of period	$87	$1,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2016	192,253,005	$192	--	--	$246,272	$(257,597)	$(11,133)
Options issued as compensation					1		1
Net loss						(398)	(398)
Balance at March 31, 2017 (unaudited)	192,253,005	$192	--	--	$246,273	$(257,995)	$(11,530)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited condensed financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations. All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $3,908,000 for the year ended December 31, 2016, and has a history of operating losses. For the three months ended March 31, 2017, the Company incurred losses of $398,000 and had a working capital deficiency of $11,116,000 as of March 31, 2017. Management believes that its repositioned dual strategy of leading with its Discovery product to use analytics to measure and then manage how work happens as well as concentrating on expanding the indirect channel with more resale and OEM partners, will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions with active partners, customers and prospects. The Company has borrowed $460,000 and $453,000 in 2017 and 2016, respectively. In July 2015, the Company completed a sale of 25 million shares of its common stock and warrants to purchase up to 205,277,778 shares of its common stock to a group of nine investors, led by the Company’s Chairman of the Board, John (Launny) Steffens and the Privet Group, LLC, for $1,000,000. Should the investors exercise the warrants, which have exercise prices ranging from $0.04 to $0.05 per share, the Company would receive an additional $9,000,000 in proceeds. The warrants expire in three years. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates. Significant estimates include the recoverability of long-lived assets, stock based compensation, deferred taxes, and related valuation allowances and valuation of equity instruments.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718. The Company did not issue any stock options in the first three months of 2017. The Company recognized stock-based compensation expense of $1,000 for the three months ended March 31, 2017 in connection with outstanding options. The Company has $1,500 in unrecognized stock-based compensation expense as of March 31, 2017.

The following table sets forth certain information as of March 31, 2017 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2016	2,832,212
Granted	--
Exercised	--
Forfeited	(250,000)
Outstanding on March 31, 2017	2,582,212

Weighted average exercise price of outstanding options	$0.22

Aggregate Intrinsic Value	$0

Shares available for future grants on March 31, 2017	1,917,788

Weighted average of remaining contractual life	3.18

Recent Accounting Pronouncements

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets. The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period. Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the three-month period ended March 31, 2017, the amount is immaterial. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that will enhance the Company’s reporting through the updating of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption for public companies is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) The new guidance will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect timing of our revenue to be very similar to how we record revenue currently.

NOTE 2. DEBT

Debt and notes payable to related party consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Note payable – asset purchase agreement (a)	$1,518	$1,518
Note payable – related parties (b)	3,339	2,879
Notes payable (c)	1,086	1,086
Total debt	5,943	5,483
Less current portion	(5,522)	(5,483)
Total long term debt	$421	$--

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%. The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015. In June 2015, the note was amended and the maturity date was extended to June 30, 2017. In July 2015, the Company paid $25,000 toward the principal amount of the note. At December 31, 2016, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $242,000 in interest. At March 31, 2017, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $250,000 in interest.

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

As part of a prior acquisition, the Company was obligated to certain earn-out obligation payments of up to $2,410,000 over an 18 month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. In December 2015, the maturity date was extended to December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2017 and December 1, 2017, respectively, were added. In April 2017, the maturity date was extended to January 1, 2019 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. As such the Company has reclassed this debt to long term debt. At December 31, 2016, the Company was indebted to SOAdesk for $421,303 in principal and approximately $63,000 in interest. At March 31, 2017, the Company was indebted to SOAdesk for $421,303 in principal and approximately $74,000 in interest. The Company also entered into a convertible promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) with a maturity date of June 30, 2017 that was non-interest bearing. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal due under the note. The note is convertible at the holder’s option at any time or at maturity. At December 31, 2016 and March 31, 2017, the Company was indebted to SOAdesk for $421,303 in principal.

(b)
From time to time during 2015 through 2017, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables. The Company had repaid $170,000 in principal as of December 31, 2015. In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest. In December 2016, the maturity dates were extended to June 30, 2017. Additionally notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. At March 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $3,339,000 of principal and $1,454,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes in the aggregate amount of $50,000 of principal and $64,000 of interest and $50,000 of principal and $67,000 of interest, respectively, as of December 31, 2016 and March 31, 2017, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s common stock. Through a series of amendments, the note was amended to extend the maturity date until June 30, 2015. In June 2015, the note was amended to extend the maturity date until June 30, 2017. The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold. At December 31, 2016, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $277,000 in interest. At March 31, 2017, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $285,000 in interest. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. In March 2013, the maturity date of the note was extended to June 30, 2015. In June 2015, the maturity date of the note was extended to June 30, 2017, a repayment schedule of quarterly principal and interest payments of $12,000 beginning on September 30, 2015 and two milestone payments of $125,000 on February 28, 2016 and 2017, respectively were added. In February 2016, the note was amended that the first milestone payment due on February 29, 2016, was now payable quarterly beginning February 29, 2016 through November 29, 2016. At December 31, 2016, the Company was indebted to this private lender in the amount of $336,000 in principal and $137,000 in interest. At March 31, 2017, the Company was indebted to this private lender in the amount of $336,000 in principal and $147,000 in interest.

NOTE 3. INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first three months of fiscal year 2017 or 2016. As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 4. LOSS PER SHARE

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options or warrants to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options or warrants were included in the calculation of loss per share for the three months ended March 31, 2017 and 2016.

NOTE 5. COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2017 consisted of only one lease as follows (in thousands):

Lease Commitments

2017	$49
2018	55
$104

NOTE 6. CONTINGENCIES

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2017.

NOTE 7. SUBSEQUENT EVENTS

In April 2017, the Company entered into a note payable totaling $68,000 with Mr. Steffens. The note bears interest at 10% per annum. The note is unsecured and matures on June 30, 2017. The Company is obligated to repay the note with the collection of any accounts receivables.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Total revenue	$571	$407
Total cost of revenue	137	193
Gross margin	434	214
Total operating expenses	718	710
Income/(loss) from operations	$(284)	$(496)

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

THREE MONTHS ENDED MARCH 31, 2017 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2016.

Total Revenues. Total revenues increased $164,000, or 40.3%, from $407,000 to $571,000, for the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. The increase is due primarily to an increase in license and services revenue partially offset by lower maintenance revenue.

Total Cost of Revenue. Total cost of revenue decreased $56,000, or 29.0%, from $193,000 to $137,000 for the three months ended March 31, 2017, as compared with the three months ended March 31, 2016. The decrease is primarily due to a decrease in headcount and travel expenses.

Total Gross Margin. Gross margin was $434,000, or 76.0%, for the three months ended March 31, 2017, as compared to the gross margin of $214,000, or 52.6%, for the three months ended March 31, 2016. The increase in gross margin is primarily due to the increase in sales and decrease in cost of revenue.

Total Operating Expenses. Total operating expenses increased $8,000, or 1.1%, from $710,000 to $718,000 for the three months ended March 31, 2017, as compared with the three months ended March 31, 2016. The increase is primarily attributable to an increase in outside consulting and legal fees partially offset by a decrease in headcount.

Software Products:

Software Product Revenue. The Company earned $396,000 in software product revenue for the three months ended March 31, 2017 as compared to $11,000 in software revenue for the three months ended March 31, 2016, an increase of $385,000. The increase is primarily due to additional licenses ordered from a current customer.

Software Product Gross Margin. The gross margin on software products for the three months ended March 31, 2017 and March 31, 2016 was 100.0%.

Maintenance:

Maintenance Revenue. Maintenance revenue for the three months ended March 31, 2017 decreased by approximately $272,000, or 69.9%, from $389,000 to $117,000 as compared to the three months ended March 31, 2016. The decrease in maintenance revenue is primarily due to the cancellation of a maintenance contract in second quarter 2016.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended March 31, 2017 was $77,000 or 65.8% compared with $339,000 or 87.1% for the three months ended March 31, 2016. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin is due to the decrease in maintenance revenue and the decrease in cost of revenue for maintenance services.

Services:

Services Revenue. Services revenue for the three months ended March 31, 2017 increased by approximately $51,000, or 728.6%, from $7,000 to $58,000 as compared with the three months ended March 31, 2016. The increase is primarily due to new paid engagements.

Services Gross Margin Loss. Services gross margin loss was $39,000 or 67.2% for the three months ended March 31, 2017 compared with gross margin loss of $136,000 or 1,942.9% for the three months ended March 31, 2016. The decrease in gross margin loss was primarily attributable to an increase in services revenue and a decrease in cost of services from a decrease in headcount.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2017 decreased by approximately $61,000, or 41.2%, from $148,000 to $87,000 as compared with the three months ended March 31, 2016. The decrease is primarily attributable to a decrease in headcount.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $23,000, or 7.6%, from $304,000 to $281,000 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in research and development costs for the quarter is primarily due to a decrease in headcount partially offset by an increase in outside consulting.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended March 31, 2017 increased by approximately $92,000, or 35.7%, from $258,000 to $350,000 as compared to the three months ended March 31, 2016. The increase is primarily due to an increase in legal fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first quarter of 2017 and 2016. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $398,000 for the three months ended March 31, 2017 as compared to a net loss of $602,000 for the three months ended March 31, 2016. The decrease in net loss is primarily due to the increase in total revenue and the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $87,000 at March 31, 2017 from $91,000 at December 31, 2016, a decrease of $4,000. The decrease is primarily attributable to expenses in the first three months of 2017 partially offset by collections of accounts receivable from year end, revenue generated in the first three months of 2017 and short term borrowings.

Net cash used by Operating Activities. Cash used by operations for the three months ended March 31, 2017 was $464,000 compared to $335,000 for the three months ended March 31, 2016. Cash used by operations for the three months ended March 31, 2017 was primarily due to the loss from operations of $398,000; an increase in accounts receivable of $222,000; an increase in prepaid expenses of $77,000 and a decrease of deferred revenue of $46,000, partially offset by depreciation expense of $2,000, stock option expense of $1,000 and an increase in accounts payable and accrued expenses of $276,000.

Net cash used in Investing Activities. The Company had no purchases of equipment in the three months ended March 31, 2017 as compared to $2,000 for the nine months ended March 31, 2016.

Net cash generated by Financing Activities. Net cash generated by financing activities for the three months ended March 31, 2017 was approximately $460,000, compared to $449,000 for the three months ended March 31, 2016. Cash generated by financing activities for the three months ended March 31, 2017 was comprised primarily from short term borrowings of $460,000.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2017 with cash on hand from December 31, 2016; the revenue generated in the first three months of 2017 and short term borrowings.

From time to time during 2015 through 2017, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables. The Company had repaid $170,000 in principal as of December 31, 2015. In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest. In December 2016, the maturity dates were extended to June 30, 2017. Additionally, notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. At March 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $3,339,000 of principal and $1,454,000 of interest.

In April 2017, the Company entered into a note payable totaling $68,000 with Mr. Steffens. The note bears interest at 10% per annum. The note is unsecured and matures on June 30, 2017. The Company is obligated to repay the note with the collection of any accounts receivables.

The Company incurred an operating loss of approximately $3,908,000 for the year ended December 31, 2016, and has a history of operating losses. For the three months ended March 31, 2017, the Company incurred losses of $398,000 and had a working capital deficiency of $11,116,000 as of March 31, 2017. Management believes that its repositioned dual strategy of leading with its Discovery product to use analytics to measure and then manage how work happens as well as concentrating on expanding the indirect channel with more resale and OEM partners, will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions with active partner, customers and prospects. The Company has borrowed $460,000 and $453,000 in 2017 and 2016, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2017, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 15, 2017