Form 10-Q
period 2017-06-30
CICERO INC
filed 2017-08-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017.

[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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
Yes ☐ No ☒

207,913,541 shares of common stock, $.001 par value, were outstanding as of August 10, 2017.

Cicero Inc.

Part I.  Financial Information
Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$40	$91
Trade accounts receivable	99	278
Prepaid expenses and other current assets	88	34
Total current assets	227	403
Property and equipment, net	6	9
Total assets	$233	$412
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Short-term debt	$3,931	$5,483
Accounts payable	1,056	1,032
Accrued expenses:
Salaries, wages, and related items	1,649	1,529
Accrued interest	1,789	2,164
Other	613	589
Deferred revenue	545	748
Total current liabilities	9,583	11,545
Long term debt (Note 2)	421	--
Total liabilities	10,004	11,545
Commitments and Contingencies (Note 6 and 7) Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized No shares issued and outstanding at June 30, 2017 and December 31, 2016	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized, 207,913,541 issued and outstanding at June 30, 2017 and 192,253,005 issued and outstanding at December 31, 2016	208	192
Additional paid-in capital	248,608	246,272
Accumulated deficit	(258,587)	(257,597)
Total stockholders' deficit	(9,771)	(11,133)
Total liabilities and stockholders' deficit	$233	$412

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Software	$80	$12	$475	$23
Maintenance	133	256	250	645
Services	50	78	109	85
Total operating revenue	263	346	834	753

Cost of revenue:
Software	--	--	--	--
Maintenance	40	48	80	97
Services	96	98	192	242
Total cost of revenue	136	146	272	339

Gross margin	127	200	562	414

Operating expenses:
Sales and marketing	121	182	208	331
Research and product development	273	290	554	594
General and administrative	199	187	550	445
Total operating expenses	593	659	1,312	1,370
Loss from operations	(466)	(459)	(750)	(956)

Other income/(expense):
Interest expense	(126)	(109)	(240)	(214)
Total other income/(expense)	(126)	(109)	(240)	(214)

Net loss	$(592)	$(568)	$(990)	$(1,170)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and Diluted	192,425	192,253	192,340	192,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(990)	$(1,170)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3	2
Stock compensation expense	3	--
Amortization of debt discount	--	131
Changes in assets and liabilities:
Trade accounts receivable	179	219
Prepaid expenses and other current assets	(54)	167
Accounts payable and accrued expenses	346	(363)
Deferred revenue	(203)	215
Net cash used by operating activities	(716)	(799)

Cash flows from investing activities:
Purchases of equipment	--	(2)
Net cash used by investing activities	--	(2)

Cash flows from financing activities:
Borrowings under debt	665	453
Repayments of debt	--	(4)
Net cash generated by financing activities	665	449
Net decrease in cash	(51)	(352)
Cash:
Beginning of period	91	1,009
End of period	$40	$657

Non-Cash Investing and Financing Activities:

During June 2017, the Company converted $1,796 of debt and $553 of interest to a related party lender by issuing 15,660,536 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2016	192,253,005	$192	--	--	$246,272	$(257,597)	$(11,133)
Options issued as compensation					3		3
Common Stock issued for conversion of debt/interest	15,660,536	16			2,333		2,349
Net loss						(990)	(990)
Balance at June 30, 2017 (unaudited)	207,913,541	$208	--	--	$248,608	$(258,587)	$(9,771)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended June 30, 2017 and 2016 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited condensed financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations. All such adjustments are of a normal, recurring nature.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of approximately $3,908,000 for the year ended December 31, 2016, and has a history of operating losses. For the six months ended June 30, 2017, the Company incurred a net loss of $990,000 and had a working capital deficiency of $9,356,000 as of June 30, 2017. In August 2017, the Company issued 5,083 of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock at an exercise price of $0.07 per share to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405 improving its working capital deficiency. Management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of expanding the indirect channel with more resale and OEM partners, will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions with active partners, customers and prospects. The Company has borrowed $665,000 and $453,000 in 2017 and 2016, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718. The Company did not issue any stock options in the first six months of 2017. The Company recognized stock-based compensation expense of $1,200 and $2,500 for the three and six months ended June 30, 2017, respectively, in connection with outstanding options. The Company has $300 in unrecognized stock-based compensation expense as of June 30, 2017.

The following table sets forth certain information as of June 30, 2017 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2016	2,832,212
Granted	--
Exercised	--
Forfeited	(250,000)
Outstanding on June 30, 2017	2,582,212

Weighted average exercise price of outstanding options	$0.22
Aggregate Intrinsic Value	$0

Shares available for future grants on June 30, 2017	1,917,788

Weighted average of remaining contractual life	2.92

Recent Accounting Pronouncements

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets. The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period. Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the six-month period ended June 30, 2017, the amount is immaterial. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

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

NOTE 2. DEBT

Debt and notes payable to related party consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Note payable – asset purchase agreement (a)	$421	$1,518
Note payable – related parties (b)	3,545	2,879
Notes payable (c)	386	1,086
Total debt	4,352	5,483
Less current portion	(3,931)	(5,483)
Total long term debt	$421	$--

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%. The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015. In June 2015, the note was amended and the maturity date was extended to June 30, 2017. In June 2015, the note was amended so that the note is convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note. The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold. The note is convertible at the holder’s option at any time or at maturity. In July 2015, the Company paid $25,000 toward the principal amount of the note. At December 31, 2016, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $242,000 in interest. On June 30, 2017, the Company issued 6,224,178 common shares of its stock to convert its total obligation of $675,000 of principal and $294,150 of interest. This is a related party transaction.

As part of a prior acquisition, the Company was obligated to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. In December 2015, the maturity date was extended to December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2017 and December 1, 2017, respectively, were added. In April 2017, the maturity date was extended to January 1, 2019 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. As such, the Company has reclassed this debt to long term debt. At December 31, 2016, the Company was indebted to SOAdesk for $421,303 in principal and approximately $63,000 in interest. At June 30, 2017, the Company was indebted to SOAdesk for $421,303 in principal and approximately $22,000 in interest.

The Company also entered into a convertible promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) with a maturity date of June 30, 2017 that was non-interest bearing. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal due under the note. The note is convertible at the holder’s option at any time or at maturity. At December 31, 2016, the Company was indebted to SOAdesk for $421,303 in principal. On June 30, 2017, the Company issued 2,808,687 common shares of its stock to convert its total obligation of $421,303 of principal.

(b)
From time to time during 2015 through 2017, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables. The Company had repaid $170,000 in principal as of December 31, 2015. In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest. In December 2016, the maturity dates were extended to June 30, 2017. Additionally notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. At June 30, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $3,544,500 of principal and $1,539,000 of interest. In August 2017, the Company issued 5,083 shares of its Series A preferred stock and warrants to purchase up to 20,333,620 shares of the Company’s common stock at an excise price of $0.07 per share to convert the total obligation of $3,544,500 of principal and $1,538,905 of interest. (See Note 7).

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes in the aggregate amount of $50,000 of principal and $64,000 of interest and $50,000 of principal and $70,000 of interest, respectively, as of December 31, 2016 and June 30, 2017, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s common stock. Through a series of amendments, the note was amended to extend the maturity date until June 30, 2015. In June 2015, the note was amended to extend the maturity date until June 30, 2017. The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12 month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold. At December 31, 2016, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $277,000 in interest. The note is only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note. On June 30, 2017, the Company issued 6,627,671 common shares of its stock to convert its total obligation of $700,000 of principal and $294,151 of interest.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. In March 2013, the maturity date of the note was extended to June 30, 2015. In June 2015, the maturity date of the note was extended to June 30, 2017, a repayment schedule of quarterly principal and interest payments of $12,000 beginning on September 30, 2015 and two milestone payments of $125,000 on February 28, 2016 and 2017, respectively were added. In February 2016, the note was amended that the first milestone payment due on February 29, 2016, was now payable quarterly beginning February 29, 2016 through November 29, 2016. At December 31, 2016, the Company was indebted to this private lender in the amount of $336,000 in principal and $137,000 in interest. At June 30, 2017, the Company was indebted to this private lender in the amount of $336,000 in principal and $157,000 in interest.

NOTE 3. INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the first three and six months of fiscal year 2017 or 2016, respectively. As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options or warrants to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options or warrants were included in the calculation of loss per share for the three and six months ended June 30, 2017 and 2016.

NOTE 5. COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017 consisted of only one lease as follows (in thousands):

Lease Commitments

2017	$33
2018	55
$88

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of June 30, 2017.

NOTE 7. SUBSEQUENT EVENTS

In July 2017, the Company entered into notes payable totaling $190,000 with Mr. Steffens. The notes bear interest at 10% per annum. The notes are unsecured and mature on June 30, 2018. The Company is obligated to repay the note with the collection of any accounts receivables.

In August 2017, the Company issued 5,083 of its Series A preferred stock to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405. (See Note 2). The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Due to the fact that the transaction was with Mr. Steffens, the Company’s Chairman of the Board, the Company determined that this was not an arm’s length agreement and as such has recorded the entire transaction through additional paid in capital.

In August 2017, the Company issued a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock at an exercise price of $0.07 per share to its Chairman, John L. Steffens, as part of his debt conversion of principal and interest totaling $5,083,405. The Warrant is exercisable for a period of ten years, and subject to customary anti-dilution provisions. The Company is obligated to reserve a sufficient number of shares of the Company’s common stock to enable the exercise of the Warrant.

The Company’s management, in consultation with its outside tax professionals, have determined that the stock conversion will not trigger an Internal Revenue Code Section 382 limitation.

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

RESULTS OF OPERATIONS

The table below presents information for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Total revenue	$263	$346	$834	$753
Total cost of revenue	136	146	272	339
Gross margin	127	200	562	414
Total operating expenses	593	659	1,312	1,370
Income/(loss) from operations	$(466)	$(459)	$(750)	$(956)

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

THREE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2016.

Total Revenues. Total revenues decreased $83,000, or 24.0%, from $346,000 to $263,000, for the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. The decrease is due primarily to a decrease in maintenance and services revenue partially offset by higher software revenue.

Total Cost of Revenue. Total cost of revenue decreased $10,000, or 6.8%, from $146,000 to $136,000 for the three months ended June 30, 2017, as compared with the three months ended June 30, 2016. The decrease is primarily due to a decrease in headcount partially offset by an increase in outside consulting.

Total Gross Margin. Gross margin was $127,000, or 48.3%, for the three months ended June 30, 2017, as compared to the gross margin of $200,000, or 57.8%, for the three months ended June 30, 2016. The decrease in gross margin is primarily due to the decrease in sales partially offset by the decrease in cost of revenue.

Total Operating Expenses. Total operating expenses decreased $68,000, or 10.3%, from $659,000 to $593,000 for the three months ended June 30, 2017, as compared with the three months ended June 30, 2016. The decrease is primarily attributable to a decrease in headcount and trade show expenses partially offset by an increase in outside consulting and legal fees.

Software Products:
Software Product Revenue. The Company earned $80,000 in software product revenue for the three months ended June 30, 2017 as compared to $12,000 in software revenue for the three months ended June 30, 2016, an increase of $68,000. The increase is primarily due to licenses ordered from two new customers.

Software Product Gross Margin. The gross margin on software products for the three months ended June 30, 2017 and June 30, 2016 was 100.0%.

Maintenance:
Maintenance Revenue. Maintenance revenue for the three months ended June 30, 2017 decreased by approximately $123,000, or 48.0%, from $256,000 to $133,000 as compared to the three months ended June 30, 2016. The decrease in maintenance revenue is primarily due to the cancellation of a maintenance contract in second quarter 2016.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended June 30, 2017 was $93,000 or 69.9% compared with $208,000 or 81.3% for the three months ended June 30, 2016. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin is due to the decrease in maintenance revenue partially offset by the decrease in cost of revenue for maintenance services.

Services:
Services Revenue. Services revenue for the three months ended June 30, 2017 decreased by approximately $28,000, or 35.9%, from $78,000 to $50,000 as compared with the three months ended June 30, 2016. The decrease is primarily due to a decrease in paid engagements.

Services Gross Margin Loss. Services gross margin loss was $46,000 or 92.0% for the three months ended June 30, 2017 compared with gross margin loss of $20,000 or 25.6% for the three months ended June 30, 2016. The decrease in gross margin loss was primarily attributable to an increase in services revenue and a decrease in cost of services from a decrease in headcount.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2017 decreased by approximately $61,000, or 33.5%, from $182,000 to $121,000 as compared with the three months ended June 30, 2016. The decrease is primarily attributable to a decrease in headcount and trade show expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $17,000, or 5.9%, from $290,000 to $273,000 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease in research and development costs for the quarter is primarily due to a decrease in headcount.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended June 30, 2017 increased by approximately $12,000, or 6.4%, from $187,000 to $199,000 as compared to the three months ended June 30, 2016. The increase is primarily due to an increase in legal fees and corporate insurance partially offset by a decrease in rent expense.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the second quarter of 2017 and 2016. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $592,000 for the three months ended June 30, 2017 as compared to a net loss of $568,000 for the three months ended June 30, 2016. The increase in net loss is primarily due to the decrease in total revenue partially offset by the decrease in operating expenses.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2016.

Total Revenues. Total revenues increased $81,000, or 10.8%, from $753,000 to $834,000, for the six months ended June 30, 2017 as compared with the six months ended June 30, 2016. The increase is due primarily to an increase in software and services revenue partially offset by lower maintenance revenue.

Total Cost of Revenue. Total cost of revenue decreased $67,000, or 19.8%, from $339,000 to $272,000 for the six months ended June 30, 2017, as compared with the six months ended June 30, 2016. The decrease is primarily due to a decrease in headcount, rent and travel expenses partially offset by an increase in outside consulting expenses.

Total Gross Margin. Gross margin was $562,000, or 67.4%, for the six months ended June 30, 2017, as compared to the gross margin of $414,000, or 55.0%, for the six months ended June 30, 2016. The increase in gross margin is primarily due to the increase in sales and decrease in cost of revenue.

Total Operating Expenses. Total operating expenses decreased $58,000, or 4.2%, from $1,370,000 to $1,312,000 for the six months ended June 30, 2017, as compared with the six months ended June 30, 2016. The decrease is primarily attributable to a decrease in headcount, rent and trade show expenses partially offset by an increase in outside consulting and legal fees.

Software Products:
Software Product Revenue. The Company earned $475,000 in software product revenue for the six months ended June 30, 2017 as compared to $23,000 in software revenue for the six months ended June 30, 2016, an increase of $452,000. The increase is primarily due to additional licenses ordered from a current customer.

Software Product Gross Margin. The gross margin on software products for the six months ended June 30, 2017 and June 30, 2016 was 100.0%.

Maintenance:
Maintenance Revenue. Maintenance revenue for the six months ended June 30, 2017 decreased by approximately $395,000, or 61.2%, from $645,000 to $250,000 as compared to the six months ended June 30, 2016. The decrease in maintenance revenue is primarily due to the cancellation of a maintenance contract in second quarter 2016.

Maintenance Gross Margin. Gross margin on maintenance products for the six months ended June 30, 2017 was $170,000 or 68.0% compared with $548,000 or 85.0% for the six months ended June 30, 2016. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin is due to the decrease in maintenance revenue partially offset by the decrease in cost of revenue for maintenance services.

Services:
Services Revenue. Services revenue for the six months ended June 30, 2017 increased by approximately $24,000, or 28.2%, from $85,000 to $109,000 as compared with the six months ended June 30, 2016. The increase is primarily due to new paid engagements.

Services Gross Margin Loss. Services gross margin loss was $83,000 or 76.1% for the six months ended June 30, 2017 compared with gross margin loss of $157,000 or 184.7% for the six months ended June 30, 2016. The decrease in gross margin loss was primarily attributable to an increase in services revenue and a decrease in cost of services from a decrease in headcount.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2017 decreased by approximately $123,000, or 37.2%, from $331,000 to $208,000 as compared with the six months ended June 30, 2016. The decrease is primarily attributable to a decrease in headcount and trade show expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $40,000, or 6.7%, from $594,000 to $554,000 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in research and development costs is primarily due to a decrease in headcount partially offset by an increase in outside consulting expenses.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the six months ended June 30, 2017 increased by approximately $105,000, or 23.6%, from $445,000 to $550,000 as compared to the six months ended June 30, 2016. The increase is primarily due to an increase in legal fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first six months of 2017 and 2016. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $990,000 for the six months ended June 30, 2017 as compared to a net loss of $1,170,000 for the six months ended June 30, 2016. The decrease in net loss is primarily due to the increase in total revenue and the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased to $40,000 at June 30, 2017 from $91,000 at December 31, 2016, a decrease of $51,000. The decrease is primarily attributable to expenses in the first six months of 2017 partially offset by collections of accounts receivable from year end, revenue generated in the first six months of 2017 and short term borrowings.

Net cash used by Operating Activities. Cash used by operations for the six months ended June 30, 2017 was $716,000 compared to $799,000 for the six months ended June 30, 2016. Cash used by operations for the six months ended June 30, 2017 was primarily due to the loss from operations of $990,000; an increase in prepaid expenses of $54,000 and a decrease of deferred revenue of $203,000, partially offset by depreciation expense of $3,000, stock option expense of $3,000, a decrease in accounts receivable of $179,000, and an increase in accounts payable and accrued expenses of $346,000.

Net cash used in Investing Activities. The Company had no purchases of equipment in the six months ended June 30, 2017 as compared to $2,000 for the six months ended June 30, 2016.

Net cash generated by Financing Activities. Net cash generated by financing activities for the six months ended June 30, 2017 was approximately $665,000, compared to $449,000 for the six months ended June 30, 2016. Cash generated by financing activities for the six months ended June 30, 2017 was comprised primarily from short term borrowings of $665,000.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2017 with cash on hand from December 31, 2016; the revenue generated in the first six months of 2017 and short term borrowings.

From time to time during 2015 through 2017, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of December 31, 2015. The Company is obligated to repay the notes with the collection of any accounts receivables. The Company had repaid $170,000 in principal as of December 31, 2015. In December 2015, the maturity dates were extended to December 31, 2016. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest. In December 2016, the maturity dates were extended to June 30, 2017. Additionally, notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. At June 30, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $3,544,500 of principal and $1,539,000 of interest. In August 2017, the Company issued 5,083 shares of its Series A preferred stock to convert its total obligation of $3,544,500 of principal and $1,538,905 of interest. (See Note 7).

In July 2017, the Company entered into notes payable totaling $190,000 with Mr. Steffens. The notes bear interest at 10% per annum. The notes are unsecured and mature on June 30, 2018. The Company is obligated to repay the note with the collection of any accounts receivables.

The Company incurred an operating loss of approximately $3,908,000 for the year ended December 31, 2016, and has a history of operating losses. For the six months ended June 30, 2017, the Company incurred a net loss of $990,000 and had a working capital deficiency of $9,356,000 as of June 30, 2017. In August 2017, the Company issued 5,083 of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock at an exercise price of $0.07 per share to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405 improving its working capital deficiency. Management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of expanding the indirect channel with more resale and OEM partners, will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions with active partners, customers and prospects. The Company has borrowed $665,000 and $1,038,000 in 2017 and 2016, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2017, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 14, 2017