Form 10-K
period 2017-12-31
CICERO INC
filed 2018-03-30
CIK 945384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 30, 2017 was approximately $1,850,431 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 207,913,541 shares of common stock outstanding as of March 22, 2018.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

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
●
Measure and assess process/task efficiency (look at the frequency of use of an application vs. total time spent in an application).
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

EG Solutions and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenue in fiscal 2017. Merrill Lynch/Bank of America and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenues in fiscal 2016.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into technology partnerships for integrated business solutions with Teleopti, Avaya/KnoahSoft, Nexidia, and Co-nexus. In addition, we have entered into strategic partnerships with Aspect, eg solutions and Convergys. These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume. The Company is adopting ASU 2014-09 Revenue from Contacts with Customers (Topic 606) as of January 1, 2018. Based on the evaluation the Company performed on its customer contracts, the adoption will not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

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

Research and Product Development

We incurred research and development expense of approximately $1,071,000 and $1,163,000 in 2017 and 2016, respectively.

Cicero Discovery, Cicero Insight, and Cicero Automation are products that exist in a rapidly changing technology environment and as such, it is imperative to constantly enhance the features and functionality of these products. Our budget for research and development is based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

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

●
Recently, there have been several companies that offer capabilities similar to our software in that these companies advertise that they can capture desktop activity and integrate applications without modifying the underlying code for those applications. Pegasystems is one company who advertises that they can capture desktop activity and provide integration at the point of contact or on the desktop.

Our product competes directly with other back office and contact center solutions offered by Pegasystems, Jacada, Verint, and NICE. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

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

Employees

As of December 31, 2017, we employed 15 full-time employees. Our employees are not represented by a union or a collective bargaining agreement.

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

We experienced operating losses and net losses for each of the years from 2003 through 2017. We incurred a net loss of $3.9 million for 2016 and $2.1 million for 2017.  As of December 31, 2017, we had a working capital deficit of $4.9 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues. If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 30, 2018 on our consolidated financial statements for the period ended December 31, 2017 included an emphasis of matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses from operations and working capital deficit. Our ability to continue as a going concern will be determined by our ability to secure customer contracts that will drive sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for a number of years, including the past three years. At December 31, 2017, the Company had a working capital deficiency of $4.9 million. In order to generate sufficient revenues to sustain its operations, the Company will need to attract more accounts in the near future.

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

Cicero products are designed to provide a unique way for an enterprise to understand what is truly happening on their users’ desktops. To effectively penetrate the market for solutions to this problem, Cicero products will compete with traditional quality assurance and desktop analytic solutions that attempt to solve this business problem. Quality assurance and desktop analytics solutions are currently sold and marketed by companies such as PegaSystems and Verint. There can be no assurance that our potential customers will determine that Cicero methodology is superior to solutions provided by the competitors described above in addressing this business problem. Moreover, the information systems departments of our target customers, large financial institutions, are large and may elect to attempt to internally develop an internal solution to this business problem rather than to purchase a Cicero product.

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

PART II

Item 5.
Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007, we formally changed our name to Cicero Inc. and now trade under the ticker CICN. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2017 and 2016.

	2017		2016
Quarter	High	Low	High	Low
First	$0.01	$0.01	$0.04	$0.02
Second	$0.01	$0.01	$0.03	$0.03
Third	$0.01	$0.01	$0.03	$0.01
Fourth	$0.01	$0.01	$0.01	$0.01

The closing price of the common stock on March 22, 2018 was $0.01 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As of March 23, 2018, we had 227 registered stockholders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan and the Outside Director Stock Option Plan.
Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,577,750	$0.08	-0-
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

	Years Ended December 31,
	2017	2016
Revenue:
Software	41.7%	6.6%
Maintenance	39.5%	70.7%
Services	18.9%	22.6%
Total	100.0%	100.0%

Cost of revenue:
Software	0.5%	0.0%
Maintenance	12.2%	12.7%
Services	30.1%	33.8%
Total	42.8%	46.5%

Gross margin	57.2%	53.5%

Operating expenses:
Sales and marketing	35.7%	41.2%
Research and product development	81.3%	93.0%
General and administrative	72.8%	70.2%
Goodwill impairment charge	0%	132.5%
Total	189.7%	336.9%

Loss from operations	(132.5)%	(283.4)%
Other income/(expense), net	(27.9)%	(29.0)%
Net loss	(160.4)%	(312.4)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2017	2016
United States	69%	96%
Europe	31%	4%
	100%	100%

 Years Ended December 31, 2017 and 2016

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

Total revenues for the year ended December 31, 2017 increased 5.4% or $67,000 from $1,251,000 in 2016 to $1,318,000 in 2017. The increase in revenues in 2017 is due primarily to the increase in software sales partially offset by a decrease in maintenance revenue and consulting revenue.

Software Products. Software products revenue for the year ended December 31, 2017 increased 561.4% or $466,000 from $83,000 in 2016 to $549,000 in 2017. The increase is primarily due to additional licenses ordered from a current customer.

The gross margin on software products was 98.9 % and 100.0% for the years ended December 31, 2017 and 2016, respectively.

The Company expects to see an increase in software sales coupled with improving margins on software products as Cicero Discovery, Cicero Insight and Cicero Automation gain acceptance in the marketplace. The Company’s expectations are based on its modified sales approach with customers and prospects as well as a focus on adding more reseller and OEM partners. The Company believes that the entry level product for an enterprise is Discovery which allows companies to measure and then manage how work occurs on the desktop. Using data and analytics to drive change in an organization begins with capturing that data. We believe that this approach is being embraced by the Company’s prospects. In addition, the Company and its products continue to be recognized in the marketplace with technology and partnership awards.

Maintenance. Maintenance revenues for the year ended December 31, 2017 decreased 41.2% or $365,000 from $885,000 in 2016 to $520,000 in 2017. The decrease in maintenance revenue in 2017 is primarily due to the cancellation of a maintenance contract in 2016.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 69.0% and 82.0% for 2017 and 2016, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in sales of the Cicero Discovery, Cicero Insight and Cicero Automation products. The cost of maintenance as a percentage should decrease slightly.

Services. Services revenue for the year ended December 31, 2017 decreased 12.0% or $34,000 from $283,000 in 2016 to $249,000 in 2017. The decrease in services revenues in 2017 is primarily attributable to a decrease in paid consulting engagements with existing customers.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was (59.4%) and (49.5%) for 2017 and 2016, respectively. The increase in gross margin loss in 2017 was primarily attributable to the decrease in consulting revenue partially offset by a decrease in consulting expenses from a decrease in headcount and travel expenses.

Services revenues are expected to increase as the Cicero Discovery, Cicero Insight, and Cicero Automation products gain acceptance.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as industry conference participation and promotional expenses. Sales and marketing expenses decreased 8.7% or $45,000 from $515,000 in 2016 to $470,000 in 2017. The decrease is primarily attributable to lower headcount and advertising expense partially offset by higher outside professional services and commission expense.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased 7.9% or $92,000 to from $1,163,000 in 2016 to $1,071,000 in 2017. The decrease in costs is primarily due to lower headcount and a decrease in outside professional services.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses increased 9.2% or $81,000 from $878,000 in 2016 to $959,000 in 2017. The increase is primarily attributable to an increase in legal and corporate insurance expenses.

General and administrative expenses are not expected to increase in 2018.

Goodwill impairment charge. In 2016, we recorded a non-cash goodwill impairment charge of $1,658,000. There was no goodwill impairment identified as of December 31, 2017. Our goodwill impairment test as of December 31, 2016, indicated that the carrying value of our SOA acquisition goodwill exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $1,658,000 in fiscal year 2016, reducing our goodwill from $1,658,000 to zero.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2017 and 2016. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Loss). Other income (net) decreased $87,000 from other income of $87,000 in 2016 to zero in 2017. The decrease is primarily due to income from the write off of old liabilities of approximately $87,000 in fiscal 2016.

Interest expense decreased $82,000 from $450,000 in 2016 to $368,000 in 2017 due to the conversion of approximately $3,545,000 of outstanding debt with John L. (Launny) Steffens, the Chairman of the Board of Directors into the Company’s Series A Preferred Shares of stock.

Net Loss. Net loss decreased $1,794,000 from a net loss of $3,908,000 in 2016 to a net loss of $2,114,000 in fiscal 2017. The decrease in net loss is primarily due to the recording of impairment of goodwill of $1,658,000 in fiscal 2016, lower operating costs from a decrease in headcount and an increase in total revenue.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $56,000 on December 31, 2017 compared with $91,000 on December 31, 2016, a decrease of $35,000. The Company incurred a net loss of $2,114,000 for the year ended December 31, 2017 compared to net loss of $3,098,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for fiscal 2017 and 2016. At December 31, 2017, the Company had a working capital deficiency of $4,929,000.

Operating activities utilized $1,866,000 in cash, which was primarily comprised of the loss from operations of $2,114,000, an increase in prepaid expenses of $19,000 and a decrease in deferred revenue of $294,000. This was offset by non-cash charges for depreciation of $6,000 and stock-based compensation expense of $3,000, a decrease in accounts receivable of $55,000 and an increase in trade payables and other accruals of $497,000.

 The Company utilized approximately $4,000 in cash updating the Company’s network and computer equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2017 with cash on hand from December 31, 2016, the revenue generated in fiscal 2017, and through the use of proceeds from other short-term borrowings in the amount of $1,835,000, net of repayments.

From time to time during 2015 through 2017, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs. The notes vary from non-interest bearing to interest rate of 12%. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest. In December 2016, the maturity dates were extended to June 30, 2017. Additionally, notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. In August 2017, the Company issued 5,083 shares of its Series A preferred stock to convert its total obligation at that time of $3,544,500 of principal and $1,538,905 of interest. (See Note 5). Subsequent to that the Company issued promissory notes to Mr. Steffens in the aggregate principal amount of $1,170,000. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest.

Although the Company has incurred an operating loss of approximately $2,114,000 for the year ended December 31, 2017, and has a history of operating losses, management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of expanding the indirect channel with more resale and OEM partners, will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions with active partners, customers and prospects. In August 2017, the Company issued 5,083 of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock at an exercise price of $0.07 per share to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405 improving its working capital deficiency. The Company has borrowed $1,873,000 and $1,038,000 in 2017 and 2016, respectively.   Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 30, 2018, on our consolidated financial statements for the period ended December 31, 2017 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

We apply the provisions of Accounting Standards Codification, or ASC 985-605, Software Revenue Recognition, to all transactions involving the licensing of software products. In the event of a multiple element arrangement for a license transaction, we evaluate the transaction as if each element represents a separate unit of accounting taking into account all factors following the accounting standards. When such estimates are not available, the completed contract method is utilized. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete. The Company is adopting ASU 2014-09 Revenue from Contacts with Customers (Topic 606) as of January 1, 2018. Based on the evaluation the Company performed on its customer contracts, the adoption will not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

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

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2017, we had a valuation allowance of $38,856,000 against $38,856,000 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2017, the Company has net operating loss carryforwards of approximately $146,433,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2021 and 2037.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result of The Act, the Company recorded one-time adjustments for the re-measurement of deferred tax assets (liabilities). Given the Company's full valuation allowance as of December 31, 2017, the adjustment does not materially impact the Company's income tax provision or balance sheet.

As of December 31, 2017, the valuation allowance of $38,900,000 related primarily to net operating losses not likely to be realized. The Company re-measured these non-current assets and liabilities at the applicable tax rate of 21% in accordance with the Tax Cuts and Jobs Act of 2017. The re-measurement resulted in a total decrease in these assets of $18,300,000.

Recent Accounting Pronouncements:

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets. The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period. Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the year ended December 31, 2017, the amount is immaterial. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) The new guidance will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio. We have reviewed our current accounting policies and practices to identify potential differences resulting from the application of the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating he amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, we will update certain disclosures, as applicable, included in our financial statements to meet the requirements of the new guidance. We have completed our review of contracts with our customers and we do not expect to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. Based on the evaluation the Company performed on its customer contracts, the adoption will not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.
Consolidated Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.
Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	76	Director and Chairman
John Broderick	68	Director and Chief Executive Officer/Chief Financial Officer
Benjamin L. Rosenzweig	32	Director
Thomas Avery	64	Director
Mark Landis	76	Director
Don Peppers	67	Director
Todd Sherin	44	Chief Revenue Officer

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

Mr. Steffens currently serves on the Board of Directors of Colony NorthStar, Inc.  He also serves on the advisory boards of StarVest Partners and Wicks Communication & Media Partners, L.P.  In addition, he is currently National Chairman Emeritus of the Alliance for Aging Research and a member of the Board of Overseers of the Geisel School of Medicine at Dartmouth.  Previously, Mr. Steffens served as Chairman of the Securities Industry Association (now the Securities Industry and Financial Markets Association, or SIFMA) and as a Trustee of the Committee for Economic Development.  In 2010, Mr. Steffens was the recipient of the Billie Jean King Contribution Award from the Women’s Sports Foundation.

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

Mark Landis
Director since July 2005.

Mr. Landis has been a Director of the Company since July 2005.  Mr. Landis retired in 2003 from Siemens Building Technologies where he had served as President of the North American Security Division.  Previously he was CEO of Security Technologies Group from 1988 to 2001, when it was sold to Siemens Building Technologies.  In 2008 he became Chairman of Dataflow Technologies, Inc., and continues in that role.  From 1982 to 1988 he was CEO of CASI, a developer of access control security systems. Mr. Landis earned a B.A. from Cornell University, a Juris Doctorate from the University of Pennsylvania and a Chartered Property and Casualty Underwriter (CPCU) degree from the American Institute for Property and Liability Underwriters.  We believe Mr. Landis' qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

Don Peppers
Director since June 2007.

Mr. Peppers has been a Director since June 20, 2007.  Mr. Peppers formed Marketing 1:1, Inc. in January 1992 which became Peppers & Rogers Group, a customer-centered management consulting firm with offices located in the United States, Europe, the Middle East, Latin America and South Africa.  He has written or co-authored eleven books on marketing, sales, and customer relationships issues.  Peppers & Rogers Group is now a unit of TeleTech Holdings (TTEC), a business process outsourcer based in Denver, Colorado.  In 2016 Mr. Peppers left Teletech and formed CX Speakers, LLC, to deliver workshops, keynote addresses, and high-level consulting services to business clients.  From October 1990 to January 1992, Mr. Peppers was the Chief Executive Officer of Perkins/Butler Direct Marketing, a top-20 U.S. direct-marketing agency.  Prior to marketing and advertising, he worked as an economist in the oil business and as the director of accounting for a regional airline. Mr. Peppers holds a Bachelor's Degree in astronautical engineering from the U.S. Air Force Academy, and a Master's Degree in public affairs from Princeton University's Woodrow Wilson School.  We believe Mr. Peppers’ qualifications to serve on our Board of Directors include his years of experience providing strategic advisory services to organizations.

Todd Sherin

Mr. Sherin has been the Chief Revenue Officer of the Company since July 2017 where he oversees Sales and Marketing, in addition to Operations, including Product Strategy and Development. Prior to his role at Cicero, Inc., Mr. Sherin founded Wysk, LLC a Contact Center focused Systems Integrator. Under his leadership, the boutique SI/VAR became a premier Workforce Optimization specialist firm and was successfully sold to a Pan American Value-Added Reseller. Previously, Mr. Sherin held multiple technical and sales roles at Anexinet, Liquid Hub, Pfizer and HIS Global Insight. Mr. Sherin received his B.A. degree in International Relations from University of Pennsylvania.

There are no family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mr. Mark Landis. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2017. Mr. Landis attended every meeting while appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of The NASDAQ Stock Market’s listing standards. Mr. Mark Landis is the current “audit committee financial expert” due to his experience as a senior executive.

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

●
Making grants with respect to equity-based plans in order to allow us to attract and retain qualified personnel; and

●
Reviewing director compensation levels and practices, and considering, from time to time, changes in such compensation levels and practices of the Board of Directors.

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
●
Long-term equity incentive compensation; and
●
Other benefits

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Board considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2017.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our executive officers’ incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics correlate to stockholder value and individual performance. Our Chief Executive Officer achieved a non-equity bonus of $25,000 in fiscal 2017 but did not achieve a non-equity bonus in fiscal 2016. Our Chief Technology Officer did not achieve a non-equity bonus in fiscal 2017 or 2016.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2018.

Long-Term Equity Incentive Awards

The Company presently has one equity-based compensation plan under which grants were made, entitled Cicero Inc. 2007 Employee Stock Option Plan. The Plan provides for the grant of incentive and non-qualified stock options to employees, and the grant of non-qualified options to consultants and to directors and advisory board members. In addition, various other types of stock-based awards, such a stock appreciation rights, may be granted under the Plan. The Plan is administered by the Board of Directors, which determines the individuals eligible to receive options or other awards under the Plan, the terms and conditions of those awards, the applicable vesting schedule, the option price and term for any granted options, and all other terms and conditions governing the option grants and other awards made under the Plan. Under the 2007 Plan, 4,500,000 shares of our common stock were reserved for issuance pursuant to options or restricted stock awards. The plan expired in 2017 and as such there are no shares available for future option grants and awards.

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

Grants to other employees are typically made upon initial employment and then periodically as the Board so determines. The Board has empowered our Chief Executive Officer to issue grants of up to 75,000 options to new employees at the fair market value of the stock on the date of employment. Any proposed option grants in excess of that amount require Board approval. Our stock options typically vest over two years with one third being immediately vested upon the date of grant and one third vesting on each of the next two anniversaries of the date of grant. During fiscal 2017 and 2016, the Company did not grant any options to purchase shares to employees.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal years 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Non- Equity Incentive Plan Compensation	All Other Compensation (5)	Total
John P. Broderick Chief Executive Officer, Chief Financial Officer, Corporate Secretary	2017	$175,000(1)	--	$25,000(4)	$2,322	$177,383
	2016	$175,000(1)	--	$--	$2,383	$177,383

Antony Castagno Chief Technology Officer (6)	2017	$150,000(2)	--	--	$8,871	$158,616
	2016	$150,000(2)	--	--	$8,616	$158,616

Todd Sherin	2017	$71,685(3)	--	--	$10,558

(1)
Mr. Broderick is currently deferring $25,000 of his annual salary which commenced in July 2013.

(2)
Mr. Castagno was deferring $25,000 of his annual salary which commenced in April 2014 and ended in August 2018.

(3)
Mr. Sherin was hired in July 2017.

(4)
Non-equity incentive plan compensation for Mr. Broderick includes a bonus for certain revenue transactions earned during fiscal year ended December 31, 2017. The revenue transaction was the acceptance of the first contract greater than $300,000 for each fiscal year.

(5)
Other compensation includes the Company’s portion of major medical insurance premiums and long-term disability premiums for named executives during fiscal years ended December 31, 2017 and 2016, respectively.

(6)
Mr. Castagno’s employment with the Company was terminated on January 15, 2018.

Grants of Plan Based Awards

The Company did not award any stock options to the named executives during fiscal 2017 and 2016. The Company did not award any stock appreciation rights (SARs) during fiscal 2017 and 2016.

The following table presents the number and values of exercisable options as of December 31, 2017 by the named executive.

Outstanding Equity Awards at December 31, 2017

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)	Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
John P. Broderick	75,000(1)	--	$0.09	08/20/2020
					549,630(3)	$4,397
					1,500,000(4)	$12,000
Antony Castagno (5)	75,000(1)	--	$0.09	08/20/2020
	211,539(2)	--	$0.05	07/20/2025

(1)
These options were granted on August 20, 2010. This stock option vested in three equal installments with the first installment vesting on August 20, 2010.

(2)
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

(5)
Mr. Castagno’s employment with the Company was terminated on January 15, 2018.

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2017. Mr. Broderick and Mr. Castagno have 75,000 and 286,539 outstanding options respectively at December 31, 2017.

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

Under the employment agreement between the Company and Mr. Castagno effective January 1, 2017, we agreed to pay Mr. Castagno an annual base salary of $150,000 and a performance cash bonus of up to $215,000 per annum based upon exceeding certain pre-tax operating net income metrics, as determined by and at the discretion of the Compensation Committee. If the Company terminates Mr. Castagno’s employment without cause, we agreed to pay Mr. Castagno an amount equivalent to six (6) months of Mr. Castagno’s then current base salary in equal semi-monthly installments over that six (6) month period following termination. If Mr. Castagno’s employment is terminated for any reason, Mr. Castagno has agreed that, for two (2) year after such termination, he will not directly or indirectly solicit or divert business from us, assist any business in attempting to solicit or divert business from us, solicit or hire any person who was our employee during the employment agreement term, or assist any business in attempting to solicit or hire any person who was our employee during the employment agreement term. In August 2017, the Company notified Mr. Castagno that it would not renew his employment contract. Mr. Castagno’s employment with the Company was terminated on January 15, 2018.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to the named executive officers has been estimated in the table below and assumes a termination date of December 31, 2017. Since all options held by the executives are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2012 through 2017 that had not been paid in fiscal 2017.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$16,397	$219,792	$236,189
Disability	--	16,397	219,792	236,189
Involuntary termination without cause	175,000	16,397	219,792	411,189
Change in Control	175,000	16,397	219,792	411,189
Antony Castagno
Death	$--	$--	$91,667	$91,667
Disability	--	--	91,667	91,667
Involuntary termination without cause	75,000(1)	--	91,667	166,667
Change in Control	75,000(1)	--	91,667	166,667

(1)
Mr. Castagno’s contract expired on December 31, 2017.

The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination, such as unreimbursed business expenses payable.

Stock Option Plan

In 2007, the Board of Directors approved the 2007 Cicero Employee Stock Option Plan which permits the issuance of incentive and nonqualified stock options, stock appreciation rights, performance shares, and restricted and unrestricted stock to employees, officers, directors, consultants, and advisors. The aggregate number of shares of common stock that may be issued under this Plan shall not exceed 4,500,000 shares upon the exercise of awards and provide that the term of each award be determined by the Board of Directors. No grants were awarded to our named executive officers during fiscal 2017. The plan expired in 2017 and as such there are no shares available for future option grants and awards.

Director Compensation

No cash or non-cash compensation was paid during fiscal 2017 by us to our non-employee directors who served during fiscal 2017.

Item 12.
Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of February 28, 2018 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 207,913,541 common shares outstanding as of February 28, 2018. Beneficial ownership is determined in accordance with Rule 13-3(d) promulgated by the SEC under the Securities Exchange Act of 1934. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class	No. of Series A Shares	% of Class	% of Combined Class
John L. Steffens (1)	283,147,000	67.6%	5,083	100%	76.5%
Privet Fund Management LLC (2)	168,102,778	49.0%	--		47.0%
Mark and Carolyn P. Landis (3)	8,559,020	4.1%	--		4.1%
Thomas Avery (5)	4,605,555	2.2%	--		2.2%
Don Peppers (6)	5,424,957	2.6%	--		2.6%
John P. Broderick (7)	2,127,608	1.0%	--		1.0%
Benjamin Rosenzweig	--	*	--		*
Antony Castagno/SOAdesk LLC(4)	17,947,075	8.6%	--		8.6%
All current directors and executive officers as a group (6 persons) (8)	202,196,039	72.2%	5,083	100%	79.6%

*
Represents less than one percent of the outstanding shares.

1.
The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022. Includes 120,932,501 shares of common stock, 101,668,101 common shares issuable upon conversion of Series A Convertible Preferred Stock, 60,536,398 shares issuable upon the exercise of warrants and 10,000 shares subject to stock options.

2.
Ryan Levinson holds voting and dispositive power with respect to these shares. The address of Mr. Levinson is 79 West Paces Ferry Road, Atlanta, GA 30305. Includes 18,250,000 shares of common stock and 149,852,778 shares issuable upon the exercise of warrants.

3.
The address of Mark and Carolyn P. Landis is 54 Dillon Way, Washington Crossing, Pa. 18977. Includes 5,472,853 shares of common stock, 3,079,167 shares issuable upon the exercise of warrants and 7,000 shares subject to stock options.

4.
The address of Mr. Castagno is 1110 3rd Street South, St. Petersburg, FL 33701. Mr. Castagno is a principal owner of SOAdesk LLC. Includes 17,660,536 shares of common stock, and 286,539 shares subject to stock options.

5.
Includes 500,000 shares of common stock and 4,105,555 shares issuable upon the exercise of warrants.

6.
Includes 3,165,179 shares of common stock, warrants to acquire 2,252,778 shares of common stock and 7,000 shares subject to stock options.

7.
Includes 3,248 shares of common stock. 75,000 shares subject to stock options exercisable within sixty (60) days and 2,049,360 shares of restricted stock that is awarded upon termination or change of control.

8.
Includes shares issuable upon exercise of options and warrants as described in above Notes for each director and officer.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

Loans from Related Parties

From time to time during 2015 through 2017, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs. The notes vary from non-interest bearing to interest rate of 12%. The Company is obligated to repay the notes with the collection of any accounts receivables. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest. In December 2016, the maturity dates were extended to June 30, 2017. Additionally, notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. In August 2017, the Company issued 5,083 shares of its Series A preferred stock to convert its total obligation at that time of $3,544,500 of principal and $1,538,905 of interest. (See Note 5). Subsequent to that the Company issued promissory notes to Mr. Steffens in the aggregate principal amount of $1,170,000. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest.

In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was initially December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to January 1, 2019. Included in the last two amendments were four milestone payments of $62,500 each to be paid to interest first and then principal and payable on June 1, 2017, December 1, 2017, June 1, 2018, and December 1, 2018, respectively. The Company’s Chairman has agreed to personally guarantee these, and only these, milestone payments.

Between July and October 2017, the Company entered into short-term notes payable totaling $38,000 with John Broderick, the Chief Executive Officer, for various working capital needs. The notes bore interest at 10%. The total principal and interest of $38,000 was paid in full between July and October 2017.

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

Item 14.
Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Cherry Bekaert LLP audited our consolidated financial statements for the years ended December 31, 2017 and 2016.

Audit Fees

Audit fees include fees for the audit of the Company’s annual consolidated financial statements, fees for the review of the Company’s interim consolidated financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered to our Company for the audit of the Company's annual consolidated financial statements for fiscal year 2017 and 2016 (and reviews of quarterly consolidated financial statements on Form 10-Q) were $86,700 and $85,500, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. There were no audit-related fees billed by Cherry Bekaert LLP for fiscal year 2017 and 2016.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Cherry Bekaert LLP for these services in 2017 and 2016.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Cherry Bekaert LLP for fiscal years 2017 and 2016.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

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

3.2	Certificate of Designation, preferences and Rights of Series A Convertible Preferred Stock, (incorporated by reference to exhibit 3.1 to Cicero’s Form 8-K filed August 14, 2017).

3.4	Amended and Restated Bylaws of Cicero Inc., a Delaware corporation (incorporated by reference to exhibit 3.1 to Cicero’s Form 8-K filed July 16, 2015).

4.1	Form of Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.19 to Cicero Inc.’s Form 10-K filed March 31, 2008).

4.2	Form of Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.17 to Cicero Inc.’s Form 10-K filed March 31, 2009).

4.3	Form of Amended Long-term Promissory Note Stock Purchase Warrant (incorporated by reference to exhibit 4.3 to Cicero Inc.’s Form 10-K/A filed April 9, 2010).

4.4	Form of Investor Warrant Agreement (incorporated by reference to exhibit 4.4 to Cicero Inc.’s Form 10-K filed March 31, 2014)

4.5	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to exhibit 10.3 to Cicero Inc.’s Form 8-K filed July 16, 2015)

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

10.35
Lease Agreement for Cary, N.C. offices, dated October 26, 2016, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.35 to Cicero Inc.’s Form 10-K filed March 31, 2017)

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
John P. Broderick
Chief Executive Officer and Chief Financial Officer Date: March 30, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date
/s/ John L. Steffens John L. Steffens	Chairman of the Board	March 30, 2018
/s/ John P. Broderick John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive and Financial and Accounting Officer) and Director	March 30, 2018
/s/ Benjamin L. Rosenzweig Benjamin L. Rosenzweig	Director	March 30, 2018
/s/ Thomas Avery Thomas Avery	Director	March 30, 2018
/s/ Mark Landis Mark Landis	Director	March 30, 2018
/s/ Don Peppers Don Peppers	Director	March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cicero Inc.
Cary, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cicero Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2012.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 30, 2018

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$56	$91
Trade accounts receivable	223	278
Prepaid expenses and other current assets	53	34
Total current assets	332	403
Property and equipment, net	7	9
Total assets	$339	$412
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt less unamortized discount (Note 5)	$1,220	$5,483
Accounts payable	1,102	1,032
Accrued expenses:
Salaries, wages, and related items	1,680	1,529
Interest payable	216	2,164
Other	589	589
Deferred revenue	454	748
Total current liabilities	5,261	11,545
Long-term debt	890	--
Total liabilities	$6,151	$11,545
Commitments and contingencies (Notes 12 and 13)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized 5,083 Series A shares issued and outstanding at December 31, 2017. No shares issued and outstanding at December 31, 2016 $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized at December 31, 2017 and December 31, 2016; 207,913,541 issued and outstanding at December 31, 2017 and 192,253,005 issued and outstanding at December 31, 2016 (Note 8)	208	192
Additional paid-in-capital	253,691	246,272
Accumulated deficit	(259,711)	(257,597)
Total stockholders’ deficit	(5,812)	(11,133)
Total liabilities and stockholders’ deficit	$339	$412

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016
Revenue:
Software	$549	$83
Maintenance	520	885
Services	249	283
Total operating revenue	1,318	1,251
Cost of revenue:
Software	6	--
Maintenance	161	159
Services	397	423
Total cost of revenue	564	582
Gross margin	754	669
Operating expenses:
Sales and marketing	470	515
Research and product development	1,071	1,163
General and administrative	959	878
Goodwill impairment charge	--	1,658
Total operating expenses	2,500	4,214
Loss from operations before other income (charges)	(1,746)	(3,545)
Other income (charges):
Interest expense	(368)	(450)
Other (Note 1)	--	87
Total other income/(expense)	(368)	(363)

Net loss	$(2,114)	$(3,908)

Loss per share applicable to common stockholders:

Basic and diluted	$(0.01)	$(0.02)

Weighted Average shares outstanding – basic and diluted	200,191	192,253

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2015	192,253,005	$192	--	--	$246,220	$(253,689)	$(7,277)
Options issued as compensation					3		3
Debt discount due to imputed interest					49		49
Net loss						(3,908)	(3,908)
Balance at December 31, 2016	192,253,005	$192	--	--	$246,272	$(257,597)	$(11,133)
Options issued as compensation					3		3
Common Stock issued for conversion of debt/interest	15,660,536	16			2,333		2,349
Series A Preferred Stock issued for conversion of debt/interest			5	--	5,083		5,083
Net loss						(2,114)	(2,114)
Balance at December 31, 2017	207,913,541	$208	5	--	$253,691	$(259,711)	$(5,812)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,114)	$(3,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	5
Stock compensation expense	3	3
Amortization of debt discount	--	268
Goodwill impairment charge	--	1,658
Gain on write down of liabilities	--	(87)
Changes in assets and liabilities:
Trade accounts receivable	55	(22)
Prepaid expenses and other assets	(19)	201
Accounts payable and accrued expenses	497	(224)
Deferred revenue	(294)	157
Net cash used in operating activities	(1,866)	(1,949)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(3)
Net cash used in investing activities	(4)	(3)
Cash flows from financing activities:
Borrowings under short and long-term debt	1,873	1,038
Repayments of short and long-term debt	(38)	(4)
Net cash provided by financing activities	1,835	1,034
Net decrease in cash	(35)	(918)
Cash at beginning of year	91	1,009
Cash at end of year	$56	$91

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Taxes	$6	$11
Interest	$93	$38

Non-Cash Investing and Financing Activities

2017

During August 2017, the Company converted $3,544 of debt and $1,539 of interest to a related party lender by issuing 5,083 shares of its Series A preferred stock.

During June 2017, the Company converted $1,796 of debt and $553 of interest to a related party lender by issuing 15,660,536 shares of its common stock.

2016

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

Going Concern and Management Plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $2,114,000 for the year ended December 31, 2017, and has a history of operating losses. Management believes that its repositioned dual strategy of leading with its Insight product to use analytics to measure and then manage how work happens, as well as, concentrating on expanding the indirect channel with more resale and OEM partners will shorten the sales cycle and allow for value based selling to our customers and prospects.  The Company anticipates success in this regard based upon current discussions with active customers and prospects.  Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash:

The Company places substantially all cash with various financial institutions. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2017, the Company did not exceed these insured amounts.

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

Accrued Other:

Accrued other is primarily comprised of accrued dividends of $447,000 at December 31, 2017 and 2016, respectively, and the remaining balance is comprised of accrued tax, royalty, consulting and other.

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

Maintenance Revenue
We use vendor-specific objective evidence of fair value for maintenance and support to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Maintenance and support revenue is recognized ratably over the term of the maintenance contract/customer life, which is typically one year. Maintenance and support is renewable by the customer on an annual basis. Maintenance and support rates, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

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

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $91,000 and $117,000 for the years ended December 31, 2017 and 2016, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred unless such costs meet the software capitalization criteria. Research and development expenses were approximately $1,071,000 and $1,163,000 for the years ended December 31, 2017 and 2016, respectively.

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2017 and 2016, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2017	2016
Stock options	1,577,750	2,832,212
Warrants	228,004,448	207,859,113
Preferred stock	101,668,101	--
	331,250,299	210,691,325

Stock-Based Compensation:

The Company accounts for stock-based compensation to employees under ASC 718 “Compensation – Stock Compensation,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company did not grant any options in fiscal year 2017 and 2016 and recognized approximately $3,000 of stock-based compensation in fiscal year 2017 and 2016, respectively.

Recent Accounting Pronouncements:

The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions including (a) income tax consequences; (b) classification of awards as either debt or equity liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this ASU as of January 1, 2017. The primary amendment impacting the Company's financial statements is the requirement for excess tax benefits or shortfalls on the exercise of stock-based compensation awards to be presented in income tax expense in the Consolidated Statements of Income during the period the award is exercised as opposed to being recorded in Additional paid-in capital on the Consolidated Balance Sheets. The excess tax benefit or shortfall is calculated as the difference between the fair value of the award on the date of exercise and the fair value of the award used to measure the expense to be recognized over the service period. Changes are required to be applied prospectively to all excess tax benefits and deficiencies resulting from the exercise of awards after the date of adoption. The ASU requires a "modified retrospective" approach application for excess tax benefits that were not previously recognized in situations where the tax deduction did not reduce current taxes payable. For the twelve month period ended December 31, 2017, the amount is immaterial. As the end result is dependent on the future value of the Company's stock as well as the timing of employee exercises, the amount of future impact cannot be quantified at this time.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) The new guidance will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio. We have reviewed our current accounting policies and practices to identify potential differences resulting from the application of the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating he amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, we will update certain disclosures, as applicable, included in our financial statements to meet the requirements of the new guidance. We have completed our review of contracts with our customers and we do not expect to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. Based on the evaluation the Company performed on its customer contracts, the adoption will not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

NOTE 2. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2017	2016
Current trade accounts receivable	$223	$278

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2017	2016
Computer equipment	$143	$138
Furniture and fixtures	19	19
Office equipment	35	35
	197	193
Less: accumulated depreciation	(190)	(184)

	$7	$9

Depreciation expense of property and equipment was $6,000 and $5,000 for the years ended December 31, 2017 and 2016, respectively.

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

Goodwill
Balance at December 31, 2015	$1,658,000
Additions	--
Impairment	1,658,000
Balance at December 31, 2016	$--

NOTE 5. DEBT

Debt and notes payable to related parties consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Note payable – asset purchase agreement (a)	$421	$1,518
Note payable – related parties (b)	1,170	2,879
Notes payable (c)	519	1,086
Unamortized debt discount (b)	--	--
Total debt	2,110	5,483
Less current portion	1,220	--
Total long term debt	$890	$--

(a)
In January 2010, the Company entered into an unsecured convertible promissory note with SOAdesk for $700,000 with an annual interest rate of 5%. The note was originally scheduled to mature on March 31, 2010 but was subsequently amended and through a series of amendments, the maturity date was extended to June 30, 2015. In June 2015, the note was amended and the maturity date was extended to June 30, 2017. In June 2015, the note was amended so that the note is convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note. The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12-month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold. The note was convertible at the holder’s option at any time or at maturity. In July 2015, the Company paid $25,000 toward the principal amount of the note. At December 31, 2016, the Company was indebted to SOAdesk in the amount of $675,000 in principal and $242,000 in interest. On June 30, 2017, the Company issued 6,224,178 shares of its common stock to convert its total obligation of $675,000 of principal and $258,627 of interest. This is a related party transaction.

As part of a prior acquisition, the Company was obligated to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. In December 2015, the maturity date was extended to December 31, 2016. In December 2016, the maturity date was extended to December 31, 2017 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2017 and December 1, 2017, respectively, were added. In April 2017, the maturity date was extended to January 1, 2019 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. As such, the Company has reclassed this debt to long term debt. At December 31, 2016, the Company was indebted to SOAdesk for $421,303 in principal and approximately $63,000 in interest. At December 31, 2017, the Company was indebted to SOAdesk for $421,303 in principal and approximately $43,000 in interest.

The Company also entered into a convertible promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) with a maturity date of June 30, 2017 that was non-interest bearing. The note was only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal due under the note. The note was convertible at the holder’s option at any time or at maturity. At December 31, 2016, the Company was indebted to SOAdesk for $421,303 in principal. On June 30, 2017, the Company issued 2,808,687 common shares of its stock to convert its total obligation of $421,303 of principal.

(b)
From time to time during 2015 through 2017, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes vary from non-interest bearing to interest rate of 12%. The Company is obligated to repay the notes with the collection of any accounts receivables. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest. In December 2016, the maturity dates were extended to June 30, 2017. Additionally, notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. In August 2017, the Company issued 5,083 shares of its Series A preferred stock and warrants to purchase up to 20,333,620 shares of the Company’s common stock at an excise price of $0.07 per share to convert the total obligation at that time of $3,544,500 of principal and $1,538,905 of interest. Subsequent to that the Company issued promissory notes to Mr. Steffens in the aggregate principal amount of $1,170,000. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest.

Between July and October 2017, the Company entered into short-term notes payable totaling $38,000 with John Broderick, the Chief Executive Officer, for various working capital needs. The notes bore interest at 10%. The total principal and interest of $38,000 was paid in full between July and October 2017.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes, in the aggregate amount of $50,000 of principal and $64,000 of interest and $50,000 of principal and $76,000 of interest, respectively, as of December 31, 2016 and December 31, 2017, bear interest between 10% and 36% per annum.

In March 2014, the Company reclassified to short-term debt its unsecured convertible promissory note with SOAdesk that was entered into as part of the Asset Purchase Agreement with SOAdesk for $1,000,000 with an annual interest rate of 5% and a maturity date of January 14, 2015. In March 2012, SOAdesk elected to convert $300,000 of the outstanding note balance into 2,000,000 shares of the Company’s common stock. Through a series of amendments, the note was amended to extend the maturity date until June 30, 2015. In June 2015, the note was amended to extend the maturity date until June 30, 2017. The note was further amended that should the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceed $1,000,000 in either 12-month period beginning June 30, 2015 and June 30, 2016, respectively, then the Company shall repay, in cash, a portion of the outstanding principal of the note at the rate of $0.50 for each $1.00 that exceeds the EBITDA threshold. At December 31, 2016, the Company was indebted to SOAdesk in the amount of $700,000 in principal and $277,000 in interest. The note was only convertible into shares of the Company’s common stock at the rate of one share for every $0.15 of principal and interest due under the note. On June 30, 2017, the Company issued 6,627,671 shares of its common stock to convert its total obligation of $700,000 of principal and $294,151 of interest.

In June 2014, the Company reclassified to short-term debt its unsecured promissory note with a private lender that was originally entered into in March 2012 for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. In March 2013, the maturity date of the note was extended to June 30, 2015. In June 2015, the maturity date of the note was extended to June 30, 2017, a repayment schedule of quarterly principal and interest payments of $12,000 beginning on September 30, 2015 and two milestone payments of $125,000 on February 28, 2016 and 2017, respectively were added. In February 2016, the note was amended that the first milestone payment due on February 29, 2016, was now payable quarterly beginning February 29, 2016 through November 29, 2016. At December 31, 2016, the Company was indebted to this private lender in the amount of $336,000 in principal and $137,000 in interest. In August 2017, the note was amended to extend the maturity date to January 31, 2021 and a new principal balance of $468,500. Simultaneously a $30,000 interest payment was made to the lender. A new repayment schedule of quarterly principal and interest payments was added beginning in January 31, 2018 with a payment of $30,000. $25,000 quarterly principal and interest payments will be made beginning on April 30, 2017 through January 31, 2019. $40,000 principal and interest payments will be made on beginning on April 30, 2019 through October 31, 2020. Final payment of remaining principal and interest is due on January 31, 2021. The lender agreed to waive certain quarterly payments in fiscal 2018 as business conditions so warrant without triggering any default and that any deferred payments would be added to the next quarterly payment. At December 31, 2017, the Company was indebted to this private lender in the amount of $468,500 in principal and $21,000 in interest and has been reclassified as long term debt due to its maturity date of January 31, 2021.

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

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The evaluation was performed for the tax years 2015 through 2017, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2014. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest as of or during the period for the tax years 2017 and 2016. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2017	2016
Expected income tax benefit at statutory rate (34%)	$(711)	$(1,329)
State taxes, net of federal tax benefit	(85)	(160)
Effect of change in valuation allowance	(17,483)	(1,249)
Non-deductible expenses	1	1
Change in state tax rate	--	2,737
Impact of tax rate change	18,278	--
Total	$--	$--

Significant components of the net deferred tax asset at December 31 were as follows:

	2017	2016
Accrued expenses, non-tax deductible	$5	$15
Deferred revenue	118	281
Contingent payments	(538)	(788)
Stock compensation expense	403	593
Loss carryforwards	37,935	54,802
Depreciation and amortization	933	1,436
	38,856	56,339

Less: valuation allowance	(38,856)	(56,339)

	$--	$--

As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $146,433,000. The associated deferred tax asset related to these federal and state net operating loss carryforwards was $37,935,000. The net operating loss carryforwards expire between 2018 and 2037. The value of these carryforwards depends on our ability to generate taxable income. As of December 31, 2017 and 2016, we had deferred tax assets of $38,856,000 and $56,339,000 upon which we had a full valuation allowance. The net change in the valuation allowance of $18,300,000 for both federal and state deferred tax assets were due to the impact of the tax rate change.

A valuation allowance for deferred tax assets, including NOL carryforwards, is recognized when it is more-likely- than-not that all or some portion of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, and we consider the tax consequences in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies, as well as the current and forecasted business economics of our industry. Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. A significant piece of objectively verifiable negative evidence is the cumulative loss incurred over the three-year period ending December 31, 2017. Such objective negative evidence limits our ability to consider various forms of subjective positive evidence, such as our projections for future income. Accordingly, management has not changed its judgement with respect to the need for a valuation allowance against substantially all of our net deferred tax asset position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective positive evidence such as future expected growth.

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2017 and 2016 since management does not believe that it is more likely than not that these assets will be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result of The Act, the Company recorded one-time adjustments for the re-measurement of deferred tax assets (liabilities). Given the Company's full valuation allowance as of December 31, 2017, the adjustment does not materially impact the Company's income tax provision or balance sheet.

As of December 31, 2017, the valuation allowance of $38,900,000 related primarily to net operating losses not likely to be realized. The Company re-measured these non-current assets and liabilities at the applicable tax rate of 21% in accordance with the Tax Cuts and Jobs Act of 2017. The re-measurement resulted in a total decrease in these assets of $18,300,000.

NOTE 7. STOCKHOLDERS’ EQUITY

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

Under the terms of the Plans, the exercise price of the stock options may not be less than the fair market value of the stock on the date of the award and the options are exercisable for a period not to exceed ten years from date of grant. Stock appreciation rights entitle the recipients to receive the excess of the fair market value of the Company's stock on the exercise date, as determined by the Board of Directors, over the fair market value on the date of grant. Performance shares entitle recipients to acquire Company stock upon the attainment of specific performance goals set by the Board of Directors. Restricted stock entitles recipients to acquire Company stock subject to the right of the Company to repurchase the shares in the event conditions specified by the Board are not satisfied prior to the end of the restriction period. The Board may also grant unrestricted stock to participants at a cost not less than 85% of fair market value on the date of sale. Options granted vest at varying periods up to five years and expire in ten years. The plan expired in fiscal 2017 and as such no further options are available to grant.

Activity for stock options issued under these plans for the years ending December 31, 2017 and 2016 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	3,657,110	0.03-0.51	$0.21
Granted	--	--	--
Forfeited	(770,898)	0.02-0.51	$0.11
Expired	(54,000)	0.02-0.51	$0.11
Balance at December 31, 2016	2,832,212	0.05-0.51	$0.24
Granted	--	--	--
Forfeited	(389,102)	0.05-0.51	$0.30
Expired	(865,360)	0.51	$0.51
Balance at December 31, 2017	1,577,750	0.05-0.51	$0.08	$0.00

Activity for non-vested stock options under these plans for the fiscal year ending December 31, 2017 and 2016 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2015	355,001	0.05	$0.05
Granted	--	--	--
Vested	(104,702)	0.05	$0.05
Forfeited	(145,599)	0.05	$0.05
Balance at December 31, 2016	104,700	0.05	$0.05
Granted	--	--	--
Vested	(104,700)	0.05	$0.05
Forfeited	--	--	--
Balance at December 31, 2017	--	--	--

There were no options granted in 2017 and 2016.

At December 31, 2017, there was no unrecognized compensation cost related to stock options.

At December 31, 2017 and 2016, options to purchase 1,577,750 and 2,752,512 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.05 to $0.23 . The following table summarizes information about stock options outstanding at December 31, 2017:

Exercise Price	Number Outstanding	Remaining Contractual Life for Options Outstanding	Number Exercisable	Weighted Average Exercise Price
$0.05-0.06	415,000	6.2	415,000	$0.05
0.07-0.08	500,000	3.6	500,000	0.07
0.09-0.09	537,750	2.6	537,750	0.09
0.10-0.23	125,000	0.9	125,000	0.18
	1,577,750	3.7	1,577,750	$0.08

Preferred Stock:

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

Series A

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

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model. In accordance with ASC 815, these warrants are classified as equity. The warrants were issued in conjunction with certain promissory notes and the private investment in the Company’s shares. At December 31, 2017, there were 228,004,448 exercisable warrants outstanding at an exercise price between $0.04 and $0.20 per share.

	Number of Warrants	Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2015	207,959,113	$0.04-$0.20	$0.05
Issued	--	--	--
Exercised	--	--	--
Forfeited	(100,000)	$0.08	$0.08
Balance at December 31, 2016	207,859,113	$0.04-$0.20	$0.05
Issued	20,333,620	$0.07	$0.07
Exercised	--	--	--
Forfeited	(188,285)	$0.18	$0.18
Balance at December 31, 2017	228,004,448	$0.04-$0.20	$0.05

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan. Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions. The Company opted not to make any matching contributions for 2017 and 2016.

NOTE 9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2017, two customers accounted for 33% and 30%, respectively, of operating revenues and two customers accounted for 67% and 12% of accounts receivable at December 31, 2017. In 2016, two customers accounted for 40% and 33%, respectively, of operating revenues and two customers accounted for 78% and 15% of accounts receivable at December 31, 2016.

In 2017, one vendor accounted for 63% of accounts payable at December 31, 2017. In 2016, one vendor accounted for 65% of accounts payable at December 31, 2016.

NOTE 10. RELATED PARTY INFORMATION

From time to time during 2015 through 2017, the Company entered into several short term notes payable with Mr. Steffens for various working capital needs. The notes vary from non-interest bearing to interest rate of 12%. The Company is obligated to repay the notes with the collection of any accounts receivables. At December 31, 2016, the Company was indebted to Mr. Steffens in the approximate amount of $2,879,000 of principal and $1,380,000 of interest. In December 2016, the maturity dates were extended to June 30, 2017. Additionally, notes totaling $2,269,000 that were previously non-interest bearing were amended to an annual interest rate of 10%. In August 2017, the Company issued 5,083 shares of its Series A preferred stock to convert its total obligation at that time of $3,544,500 of principal and $1,538,905 of interest. (See Note 5). Subsequent to that the Company issued promissory notes to Mr. Steffens in the aggregate principal amount of $1,170,000. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest.

In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The initial maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to January 1, 2019. Included in the last two amendments were four milestone payments of $62,500 each to be paid to interest first and then principal and payable on June 1, 2017, December 1, 2017, June 1, 2018, and December 1, 2018, respectively. The Company’s Chairman has agreed to personally guarantee these, and only these, milestone payments. At December 31, 2017, the Company was indebted to SOAdesk for $421,303 in principal and approximately $43,000 in interest.

Between July and October 2017, the Company entered into short-term notes payable totaling $38,000 with John Broderick, the Chief Executive Officer, for various working capital needs. The notes bore interest at 10%. The total principal and interest of $38,000 was paid in full between July and October 2017.

NOTE 11. COMMITMENTS AND EMPLOYMENT AGREEMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 consisted of only one lease as follows (in thousands):

Lease Commitments

2018	$55

$55

Rent expense was $65,000 and $91,000 for each years ended December 31, 2017 and 2016, respectively.

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2018, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Board of Directors, at its discretion. Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event a substantial change in Mr. Broderick’s job duties occurs, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of December 31, 2017 and 2016.

NOTE 13. SUBSEQUENT EVENTS

In first quarter of fiscal 2018, the Company entered into various notes payable totaling $450,000 with Mr. Steffens. The notes bear interest at 10% annually. They are unsecured and mature on June 30, 2018. Subsequent events have been evaluated through March 30, 2018.