Form 10-Q
period 2018-03-31
CICERO INC
filed 2018-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018.

[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to                       ..

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
Yes ☐ No ☒
207,913,541 shares of common stock, $.001 par value, were outstanding as of May 5, 2018.

Cicero Inc.

Part I.      Financial Information
Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$183	$56
Trade accounts receivable	132	223
Prepaid expenses and other current assets	162	53
Total current assets	477	332
Property and equipment, net	8	7
Total assets	$485	$339
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Short-term debt	$2,074	$1,220
Accounts payable	1,108	1,102
Accrued expenses:
Salaries, wages, and related items	1,477	1,680
Accrued interest	209	216
Other	605	589
Deferred revenue	879	454
Total current liabilities	6,352	5,261
Long term debt (Note 3)	464	890
Total liabilities	6,816	$6,151
Commitments and Contingencies (Note 6 and 7)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized 5,083 Series A shares issued and outstanding at March 31, 2018 and December 31, 2017. $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized 207,913,541 issued and outstanding at March 31, 2018 and December 31, 2017	208	208
Additional paid-in capital	253,692	253,691
Accumulated deficit	(260,231)	(259,711)
Total stockholders' deficit	(6,331)	(5,812)
Total liabilities and stockholders' deficit	$485	$339

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Software	$11	$396
Maintenance	128	117
Services	65	58
Total operating revenue	204	571

Cost of revenue:
Software	--	--
Maintenance	43	40
Services	96	97
Total cost of revenue	139	137

Gross margin	65	434

Operating expenses:
Sales and marketing	81	87
Research and product development	236	281
General and administrative	203	350
Total operating expenses	520	718
Loss from operations	(455)	(284)

Other expense:
Interest expense	(65)	(114)
Total other expense	(65)	(114)

Net loss	$(520)	$(398)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and Diluted	207,914	192,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(520)	$(398)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1	2
Stock compensation expense	1	1
Bad debt expense	2	--
Changes in assets and liabilities:
Trade accounts receivable	89	(222)
Prepaid expenses and other current assets	(109)	(77)
Accounts payable and accrued expenses	(188)	276
Deferred revenue	425	(46)
Net cash used by operating activities	(299)	(464)

Cash flows from investing activities:
Purchases of equipment	(2)	--
Net cash used by investing activities	(2)	--

Cash flows from financing activities:
Borrowings under debt	510	460
Repayments of debt	(82)	--
Net cash generated by financing activities	428	460
Net decrease in cash	127	(4)
Cash:
Beginning of period	56	91
End of period	$183	$87

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock			Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2017	207,913,541	$208	5	--	$253,691	$(259,711)	$(5,812)
Restricted stock issued as compensation					1		1
Net loss						(520)	(520)
Balance at March 31, 2018 (unaudited)	207,913,541	$208	5	--	$253,692	$(260,231)	$(6,331)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited condensed financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations. All such adjustments are of a normal, recurring nature.

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

Liquidity

Although the Company has incurred an operating loss of approximately $520,000 for the three months ended March 31, 2018, and has a history of operating losses, management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of expanding the indirect channel with more resale and OEM partners, will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions with active partners, customers and prospects. In August 2017, the Company issued 5,083 of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock at an exercise price of $0.07 per share to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405 improving its working capital deficiency. The Company has borrowed $510,000 and $1,873,000 in 2018 and 2017, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 30, 2018, on our consolidated financial statements for the period ended December 31, 2017 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718. The plan expired in fiscal 2017 and as such no further options are available to grant. The Company did not recognize any stock-based compensation expense for the three months ended March 31, 2018 and $1,000 for the three months ended March 31, 2017, respectively, in connection with outstanding options. The Company has no unrecognized stock-based compensation expense in connection with outstanding options as of March 31, 2018.

The Company recognized $200 in stock-based compensation in connection with the restricted stock grants for the three months ended March 31, 2018 and did not recognize any stock-based compensation for the three months ended March 31, 2017, respectively, in connection with restricted stock grants issued in the first quarter of 2018 to certain employees. The grants vest on the second anniversary of the grant date. The Company has $3,600 of unrecognized stock-based compensation expense in connection with the restricted stock grants

The following table sets forth certain information as of March 31, 2018 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2017	1,577,750
Granted	--
Exercised	--
Forfeited	(575,000)
Outstanding on March 31, 2018	1,002,750

Weighted average exercise price of outstanding options	$0.08
Aggregate Intrinsic Value	$0
Shares available for future grants on March 31, 2018	--

Weighted average of remaining contractual life	3.8

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. This standard did not have a material impact on our consolidated financial statements and related disclosures.

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018. See Note 5 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) Section A—Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) The new guidance replaced the most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. The updated standard also requires additional disclosure on the nature, timing and uncertainty of revenue and related cash flows. On July 9, 2015, the FASB approved to defer the effective date of the new standard, which is now effective for annual and interim reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted the new accounting standard Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. See Note 2 for more information on the impacts from adoption and ongoing considerations.

NOTE 2. REVENUE

On January 1, 2018, we adopted the new accounting standard Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. We completed our review of contracts with our customers and did not need to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. Under ASC 606, revenue is recognized when a company transfer the promised goods or services to customer in an amount that reflects consideration that is expected to be received for those goods and services. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities totaled $454,000 and $879,000 as of January 1, 2018 and March 31, 2018, respectively. Revenue recognized from the contract liabilities for the three months ended March 31, 2018 was $166,000. The contract liability balances reflect the remaining transaction price.

Our net trade accounts receivables were $223,000 and $132,000 as of January 1, 2018 and March 31, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of our contracts have multiple performance obligations, which include software, maintenance and professional services.

Revenue Recognition

Cicero utilizes point in time method for revenue recognition for its license revenue. Our licenses are distinct and have standalone functionality as it is fully functional without any services purchased. Cicero utilizes the output method over time for revenue recognition as maintenance contracts are invoiced annually prior to the start of the maintenance period and then recognized monthly over the length of the maintenance contract. Cicero utilizes the output method over time for revenue recognition for its services revenue as service hours/days are logged and billed subsequently. Cicero has no upfront fees that are billable to customers.
Cicero established a standalone selling price for its lines of revenue based on price list and historical sales.

Practical Expedients and Exemptions

There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and our disclosures. Below is a list of practical expedients we applied in the adoption and application of ASC 606:

Application

●
The Company is making the election not to disclose variable consideration allocated to performance obligations related to either: (1) sales- or usage-based royalties on licenses of intellectual property or (2) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when certain criteria are met.
●
The Company is making an election to treat sales tax on a net basis, which would not include it in the transaction price to allocate across performance obligations.
●
The Company elects to treat similar contracts among the business units as part of a portfolio of contracts, primarily license and maintenance contracts. The contracts for have the same provision terms, and management has the expectation the result will not be materially different from the consideration of each individual contract.
●
The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.
●
The Company generally expense sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

NOTE 3. DEBT

Debt and notes payable to related party consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Note payable – asset purchase agreement (a)	$403	$421
Note payable – related parties (b)	1,620	1,170
Notes payable (c)	515	519
Total debt	2,538	2,110
Less current portion	(2,074)	(1,220)
Total long term debt	$464	$890

(a)
As part of a prior acquisition, the Company was subject to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to December 31, 2017 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2017 and December 1, 2017, respectively, were added. In April 2017, the maturity date was extended to January 1, 2019 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. As such, the Company has reclassed this debt to long term debt as of December 31, 2017. At December 31, 2017, the Company was indebted to SOAdesk for $421,303 in principal and approximately $43,000 in interest. At March 31, 2018, the Company was indebted to SOAdesk for $403,302 in principal and approximately $9,000 in interest and the principal has been reclassed to short term debt.

(b)
From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of June 30, 2018. The Company is obligated to repay the notes with the collection of any accounts receivables. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. At March 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $1,620,000 of principal and $112,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes, in the aggregate amount of $50,000 of principal and $76,000 of interest and $50,000 of principal and $79,000 of interest, as of December 31, 2017 and March 31, 2018, bear interest between 10% and 36% per annum.

In March 2012 the Company entered into an unsecured promissory note with a private lender for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. Through a series of amendments, the note was amended to extend the maturity date to January 31, 2021 and a new principal balance of $498,500. Simultaneously a $30,000 principal payment was made to the lender. A new repayment schedule of quarterly principal and interest payments was added beginning in January 31, 2018 with a payment of $30,000. $25,000 quarterly principal and interest payments are required to be made beginning on April 30, 2018 through January 31, 2019. $40,000 principal and interest payments are required to be made on beginning on April 30, 2019 through October 31, 2020. Final payment of remaining principal and interest is due on January 31, 2021. The lender agreed to waive certain quarterly payments in fiscal 2018 as business conditions so warrant without triggering any default and that any deferred payments would be added to the next quarterly payment. At December 31, 2017, the Company was indebted to this private lender in the amount of $468,500 in principal and $21,000 in interest and has been reclassified as long term debt due to its maturity date of January 31, 2021. At March 31, 2018, the Company was indebted to this private lender in the amount of $464,350 in principal and $9,000 in interest.

NOTE 4. INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the three months ended on March 31, 2018 and 2017. As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options or warrants to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options or warrants were included in the calculation of loss per share for the three months ended March 31, 2018 and 2017.

NOTE 6. COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2018 consisted of only one lease as follows (in thousands):

Lease Commitments
2018	$38
$38

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2018.

NOTE 8. SUBSEQUENT EVENTS

In May 2018, the Company entered into note payable totaling $75,000 with Mr. Steffens. The note bears interest at 10% per annum. The note is unsecured and matures on June 30, 2018. The Company is obligated to repay the note with the collection of any accounts receivables.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Total revenue	$204	$571
Total cost of revenue	139	137
Gross margin	65	434
Total operating expenses	520	718
Loss from operations	$(455)	$(284)

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

On January 1, 2018, we adopted the new accounting standard Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. We completed our review of contracts with our customers and did not need to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. Based on the evaluation the Company performed on its customer contracts, the adoption will not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

THREE MONTHS ENDED MARCH 31, 2018 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2017.

Total Revenues. Total revenues decreased $367,000, or 64.3%, from $571,000 to $204,000, for the three months ended March 31, 2018 as compared with the three months ended March 31, 2017. The decrease is due primarily to a decrease in software revenue partially offset by higher maintenance and services revenue.

Total Cost of Revenue. Total cost of revenue increased $2,000, or 1.5%, from $137,000 to $139,000 for the three months ended March 31, 2018, as compared with the three months ended March 31, 2017. The increase is primarily due to an increase in personnel costs.

Total Gross Margin. Gross margin was $65,000, or 31.9%, for the three months ended March 31, 2018, as compared to the gross margin of $434,000, or 76.0%, for the three months ended March 31, 2017. The decrease in gross margin is primarily due to the decrease in sales.

Total Operating Expenses. Total operating expenses decreased $198,000, or 27.6%, from $718,000 to $520,000 for the three months ended March 31, 2018, as compared with the three months ended March 31, 2017. The decrease is primarily attributable to a decrease in headcount and outside consulting expenses.

Software Products:
Software Product Revenue. The Company earned $11,000 in software product revenue for the three months ended March 31, 2018 as compared to $396,000 in software revenue for the three months ended March 31, 2017, a decrease of $385,000. The decrease is primarily due to a timing of software sales due to a large license sale in first quarter 2017 and the absence of a similar license sale in first quarter 2018.

Software Product Gross Margin. The gross margin on software products for the three months ended March 31, 2018 and March 31, 2017 was 100.0%, respectively.

Maintenance:
Maintenance Revenue. Maintenance revenue for the three months ended March 31, 2018 increased by approximately $11,000, or 9.4%, from $117,000 to $128,000 as compared to the three months ended March 31, 2017. The increase in maintenance revenue is primarily due to new software sales in 2017.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended March 31, 2018 was $85,000 or 66.4% compared with $77,000 or 65.8% for the three months ended March 31, 2017. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The increase in gross margin is due to the increase in maintenance revenue.

Services:
Services Revenue. Services revenue for the three months ended March 31, 2018 increased by approximately $7,000, or 12.1%, from $58,000 to $65,000 as compared with the three months ended March 31, 2017. The increase is primarily due to an increase in paid engagements.

Services Gross Margin Loss. Services gross margin loss was $31,000 or 47.7% for the three months ended March 31, 2018 compared with gross margin loss of $39,000 or 67.2% for the three months ended March 31, 2017. The decrease in gross margin loss was primarily attributable to an increase in services revenue.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2018 decreased by approximately $6,000, or 6.9%, from $87,000 to $81,000 as compared with the three months ended March 31, 2017. The decrease is primarily attributable to a decrease in commissions and lower outside consulting expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $45,000, or 16.0%, from $281,000 to $236,000 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in research and development costs for the quarter is primarily due to a decrease in headcount.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended March 31, 2018 decreased by approximately $147,000, or 42.0%, from $350,000 to $203,000 as compared to the three months ended March 31, 2017. The decrease is primarily due to a decrease in headcount and lower outside consulting and legal fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first quarter of 2018 and 2017. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $520,000 for the three months ended March 31, 2018 as compared to a net loss of $398,000 for the three months ended March 31, 2017. The increase in net loss is primarily due to the decrease in total revenue partially offset by the decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $183,000 at March 31, 2018 from $56,000 at December 31, 2017, an increase of $127,000. The increase is primarily attributable to collections of accounts receivable from year end, revenue generated in the first three months of 2018 and short term borrowings partially offset by expenses in the first three months of 2018.

Net cash used by Operating Activities. Cash used by operations for the three months ended March 31, 2018 was $299,000 compared to $464,000 for the three months ended March 31, 2017. Cash used by operations for the three months ended March 31, 2018 was primarily due to the net loss from operations of $520,000; an increase in prepaid expenses of $109,000 and a decrease of accounts payable and accrued expenses of $188,000 partially offset by depreciation expense of $1,000, stock option expense of $1,000, bad debt expense of $2,000, a decrease in accounts receivable of $89,000, and an increase in deferred revenue of $425,000.

Net cash used in Investing Activities. The Company had $2,000 in purchases of equipment in the three months ended March 31, 2018 as compared to zero for the three months ended March 31, 2017.

Net cash generated by Financing Activities. Net cash generated by financing activities for the three months ended March 31, 2018 was approximately $428,000, compared to $460,000 for the three months ended March 31, 2017. Cash generated by financing activities for the three months ended March 31, 2018 was comprised primarily from short term borrowings of $510,000 partially offset by repayments of $82,000.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2018 with cash on hand from December 31, 2017; the revenue generated in the first three months of 2018 and short term borrowings.

From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of June 30, 2018. The Company is obligated to repay the notes with the collection of any accounts receivables. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. At March 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $1,620,000 of principal and $112,000 of interest.

Although the Company has incurred an operating loss of approximately $520,000 for the three months ended March 31, 2018, and has a history of operating losses, management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of expanding the indirect channel with more resale and OEM partners, will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions with active partners, customers and prospects. In August 2017, the Company issued 5,083 shares of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock, at an exercise price of $0.07 per share, to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405 improving its then working capital deficiency. The Company has borrowed $510,000 and $1,873,000 in 2018 and 2017, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CICERO INC.

Date: May 15, 2018	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial and Accounting Officer