Form 10-Q
period 2018-06-30
CICERO INC
filed 2018-08-08
CIK 945384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018.

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
Yes ☐ No ☒

207,913,541 shares of common stock, $.001 par value, were outstanding as of August 5, 2018.

Cicero Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$64	$56
Trade accounts receivable	64	223
Prepaid expenses and other current assets	176	53
Total current assets	304	332
Property and equipment, net	6	7
Total assets	$310	$339
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Current portion of long term debt	$2,629	$1,220
Accounts payable	1,049	1,102
Accrued expenses:
Salaries, wages, and related items	1,443	1,680
Accrued interest	281	216
Other	606	589
Deferred revenue	739	454
Total current liabilities	6,747	5,261
Long term debt (Note 3)	464	890
Total liabilities	7,211	$6,151
Commitments and Contingencies (Note 6 and 7)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized 5,083 Series A shares issued and outstanding at June 30, 2018 and December 31, 2017. $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized 207,913,541 issued and outstanding at June 30, 2018 and December 31, 2017	208	208
Additional paid-in capital	253,692	253,691
Accumulated deficit	(260,801)	(259,711)
Total stockholders' deficit	(6,901)	(5,812)
Total liabilities and stockholders' deficit	$310	$339

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Software	$11	$80	$22	$475
Maintenance	122	133	250	250
Services	72	50	137	109
Total operating revenue	205	263	409	834

Cost of revenue:
Software	--	--	--	--
Maintenance	39	40	82	80
Services	97	96	193	192
Total cost of revenue	136	136	275	272

Gross margin	69	127	134	562

Operating expenses:
Sales and marketing	136	121	217	208
Research and product development	257	273	493	554
General and administrative	174	199	377	550
Total operating expenses	567	593	1,087	1,312
Loss from operations	(498)	(466)	(953)	(750)

Other expense:
Interest expense	(72)	(126)	(137)	(240)
Total other expense	(72)	(126)	(137)	(240)

Net loss	$(570)	$(592)	$(1,090)	$(990)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and Diluted	207,913,541	192,425,099	207,913,541	192,339,527

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,090)	$(990)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3	3
Stock compensation expense	1	3
Bad debt expense	2	--
Changes in assets and liabilities:
Trade accounts receivable	157	179
Prepaid expenses and other current assets	(123)	(54)
Accounts payable and accrued expenses	(208)	346
Deferred revenue	285	(203)
Net cash used by operating activities	(973)	(716)

Cash flows from investing activities:
Purchases of equipment	(2)	--
Net cash used by investing activities	(2)	--

Cash flows from financing activities:
Borrowings under debt	1,065	665
Repayments of debt	(82)	--
Net cash generated by financing activities	983	665
Net increase/(decrease) in cash	8	(51)
Cash:
Beginning of period	56	91
End of period	$64	$40

Non-Cash Investing and Financing Activities:

During June 2017, the Company converted $1,796 of debt and $553 of accrued interest to a related party lender by issuing 15,660,536 shares of its common stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2017	207,913,541	$208	5,083	--	$253,691	$(259,711)	$(5,812)
Restricted stock issued as compensation					1		1
Net loss						(1,090)	(1,090)
Balance at June 30, 2018 (unaudited)	207,913,541	$208	5,083	--	$253,692	$(260,801)	$(6,901)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations. All such adjustments are of a normal, recurring nature.

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

Liquidity

Although the Company has incurred an operating loss of approximately $1,090,000 for the six months ended June 30, 2018, and has a history of operating losses, management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. In August 2017, the Company issued 5,083 shares of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock at an exercise price of $0.07 per share to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405 improving its working capital deficiency. The Company has borrowed $1,065,000 and $1,873,000 in 2018 and 2017, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 30, 2018, on our consolidated financial statements for the period ended December 31, 2017 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718. The plan expired in fiscal 2017 and as such no further options are available to grant. The Company did not recognize any stock-based compensation expense for the three and six months ended June 30, 2018 and $1,200 and $2,500 for the three and six months ended June 30, 2017, respectively, in connection with outstanding options. The Company has no unrecognized stock-based compensation expense in connection with outstanding options as of June 30, 2018.

The Company recognized $200 and $700 in stock-based compensation in connection with the restricted stock grants for the three and six months ended June 30, 2018, respectively, and did not recognize any stock-based compensation for the three and six months ended June 30, 2017, respectively, in connection with restricted stock grants issued in the first quarter of 2018 to certain employees. The grants vest on the second anniversary of the grant date. The Company has $3,200 of unrecognized stock-based compensation expense in connection with the restricted stock grants

The following table sets forth certain information as of June 30, 2018 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Shares
Outstanding on December 31, 2017	1,577,750
Granted	--
Exercised	--
Forfeited	(871,539)
Outstanding on June 30, 2018	706,211

Weighted average exercise price of outstanding options	$0.08

Aggregate Intrinsic Value	$0
Shares available for future grants on June 30, 2018	--

Weighted average of remaining contractual life	2.7

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for us in our first quarter of fiscal 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures.

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

NOTE 2. REVENUE

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. We completed our review of contracts with our customers and did not need to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. Under ASC 606, revenue is recognized when a company transfers the promised goods or services to a customer in an amount that reflects consideration that is expected to be received for those goods and services. Adoption of the standard did not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities (deferred revenue) totaled $454,000 and $739,000 as of January 1, 2018 and June 30, 2018, respectively. Revenue recognized from the contract liabilities for the six months ended June 30, 2018 was $241,000. The contract liability balances reflect the unrecognized transaction price.

Our net trade accounts receivables were $223,000 and $64,000 as of January 1, 2018 and June 30, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Revenue Recognition

Cicero utilizes point in time method for revenue recognition for its software license revenue. Our software licenses are distinct and have standalone functionality as it is fully functional without any services purchased. Cicero utilizes the output method over time for revenue recognition as maintenance contracts are invoiced annually prior to the start of the maintenance period and then recognized monthly over the length of the maintenance contract. Cicero utilizes the output method over time for revenue recognition for its services revenue as service hours/days are logged and billed subsequently. Cicero has no upfront fees that are billable to customers.
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
●
The Company elects to treat similar contracts among the business units as part of a portfolio of contracts, primarily software license and maintenance contracts. These contracts have the same provision terms, and management has the expectation the result will not be materially different from the consideration of each individual contract.
●
The Company does not evaluate a contract for a significant financing component if payment is expected within one year or less from the transfer of the promised items to the customer.
●
The Company generally expenses sales commissions when incurred when the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

NOTE 3. DEBT

Debt and notes payable to related party consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Note payable – asset purchase agreement (a)	$403	$421
Note payable – related party (b)	2,175	1,170
Notes payable (c)	515	519
Total debt	3,093	2,110
Less current portion	(2,629)	(1,220)
Total long term debt	$464	$890

(a)
As part of a prior acquisition, the Company was subject to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to December 31, 2017 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2017 and December 1, 2017, respectively, were added. In April 2017, the maturity date was extended to January 1, 2019 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. As such, the Company has reclassed this debt to long term debt as of December 31, 2017. At December 31, 2017, the Company was indebted to SOAdesk for $421,303 in principal and approximately $43,000 in interest. At June 30, 2018, the Company was indebted to SOAdesk for $403,302 in principal and approximately $19,000 in interest and the principal has been reclassed to short term debt.

(b)
From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivables. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. At June 30, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $2,175,000 of principal and $156,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes, in the aggregate amount of $50,000 of principal and $76,000 of interest and $50,000 of principal and $82,000 of interest, as of December 31, 2017 and June 30, 2018, respectively, bear interest between 10% and 36% per annum.

In March 2012 the Company entered into an unsecured promissory note with a private lender for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. Through a series of amendments, the note was amended to extend the maturity date to January 31, 2021 and a new principal balance of $498,500. Simultaneously a $30,000 principal payment was made to the lender. A new repayment schedule of quarterly principal and interest payments was added beginning in January 31, 2018 with a payment of $30,000. $25,000 quarterly principal and interest payments are required to be made beginning on April 30, 2018 through January 31, 2019. $40,000 principal and interest payments are required to be made on beginning on April 30, 2019 through October 31, 2020. Final payment of remaining principal and interest is due on January 31, 2021. The lender agreed to waive certain quarterly payments in fiscal 2018 as business conditions so warrant without triggering any default and that any deferred payments would be added to the next quarterly payment. At December 31, 2017, the Company was indebted to this private lender in the amount of $468,500 in principal and $21,000 in interest and has been reclassified as long term debt due to its maturity date of January 31, 2021. At June 30, 2018, the Company was indebted to this private lender in the amount of $464,350 in principal and $23,000 in interest.

NOTE 4. INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the three and six months ended on June 30, 2018 and 2017. As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 5. LOSS PER SHARE

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. Potentially dilutive securities outstanding during the periods presented include stock options, warrants, restricted stock, convertible preferred stock and convertible debt.

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options, warrants or convertible preferred stock to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options, warrants or convertible preferred stock were included in the calculation of loss per share for the three and six months ended June 30, 2018 and 2017.

NOTE 6. COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2018 consisted of only one lease as follows (in thousands):

Lease Commitments

2018	$22
$22

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of June 30, 2018.

NOTE 8. SUBSEQUENT EVENTS

In July 2018, the Company entered into notes payable totaling $307,500 with Mr. Steffens. The notes bear interest at 10% per annum. The notes are unsecured and mature on December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivables.

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

Cicero Automation also provides Single Sign-On (SSO) and stay signed on capability. The software maintains a secure credential store that facilitates single sign-on. Passwords can be reset but are non-retrievable. Stored interactions can be selectively encrypted based on the needs of the enterprise. All network communications are compressed and encrypted for transmission.

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

RESULTS OF OPERATIONS

The table below presents information for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Total revenue	$205	$263	$409	$834
Total cost of revenue	136	136	275	272
Gross margin	69	127	134	562
Total operating expenses	567	593	1,087	1,312
Income/(loss) from operations	$(498)	$(466)	$(953)	$(750)

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

THREE MONTHS ENDED JUNE 30, 2018 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2017.

Total Revenues. Total revenues decreased $58,000, or 22.1%, from $263,000 to $205,000, for the three months ended June 30, 2018 as compared with the three months ended June 30, 2017. The decrease is due primarily to a decrease in software and maintenance revenue partially offset by higher services revenue.

Total Cost of Revenue. Total cost of revenue remained constant at $136,000 for the three months ended June 30, 2018, as compared with the three months ended June 30, 2017.

Total Gross Margin. Gross margin was $69,000, or 33.7%, for the three months ended June 30, 2018, as compared to the gross margin of $127,000, or 48.3%, for the three months ended June 30, 2017. The decrease in gross margin is primarily due to the decrease in sales.

Total Operating Expenses. Total operating expenses decreased $26,000, or 4.4%, from $593,000 to $567,000 for the three months ended June 30, 2018, as compared with the three months ended June 30, 2017. The decrease is primarily attributable to a decrease in outside consulting expenses.

Software Products:
Software Product Revenue. The Company earned $11,000 in software product revenue for the three months ended June 30, 2018 as compared to $80,000 in software revenue for the three months ended June 30, 2017, a decrease of $69,000. The decrease is primarily due to timing of software sales.

Software Product Gross Margin. The gross margin on software products for the three months ended June 30, 2018 and June 30, 2017 was 100.0%, respectively.

Maintenance:
Maintenance Revenue. Maintenance revenue for the three months ended June 30, 2018 decreased by approximately $11,000, or 8.3%, from $133,000 to $122,000 as compared to the three months ended June 30, 2017. The decrease in maintenance revenue is primarily due to the decrease in new software sales in 2018.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended June 30, 2018 was $83,000 or 68.0% compared with $93,000 or 69.9% for the three months ended June 30, 2017. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin is due to the decrease in maintenance revenue.

Services:
Services Revenue. Services revenue for the three months ended June 30, 2018 increased by approximately $22,000, or 44.0%, from $50,000 to $72,000 as compared with the three months ended June 30, 2017. The increase is primarily due to an increase from new services performed on existing customers.

Services Gross Margin Loss. Services gross margin loss was $25,000 or 34.7% for the three months ended June 30, 2018 compared with gross margin loss of $46,000 or 92.0% for the three months ended June 30, 2017. The decrease in gross margin loss was primarily attributable to an increase in services revenue.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2018 increased by approximately $15,000, or 12.4%, from $121,000 to $136,000 as compared with the three months ended June 30, 2017. The increase is primarily attributable to an increase in headcount and higher outside consulting expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $16,000, or 5.9%, from $273,000 to $257,000 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease in research and development costs for the quarter is primarily due to a decrease in headcount and lower outside consulting expenses.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended June 30, 2018 decreased by approximately $25,000, or 12.6%, from $199,000 to $174,000 as compared to the three months ended June 30, 2017. The decrease is primarily due to a decrease in headcount and lower legal fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the second quarter of 2018 and 2017. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $570,000 for the three months ended June 30, 2018 as compared to a net loss of $592,000 for the three months ended June 30, 2017. The decrease in net loss is primarily due to the decrease operating expenses and interest expense partially offset by the decrease in total revenue.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2017.

Total Revenues. Total revenues decreased $425,000, or 51.0%, from $834,000 to $409,000, for the six months ended June 30, 2018 as compared with the six months ended June 30, 2017. The decrease is due primarily to a decrease in software revenue partially offset by higher services revenue.

Total Cost of Revenue. Total cost of revenue increased $3,000, or 1.1%, from $272,000 to $275,000 for the six months ended June 30, 2018, as compared with the six months ended June 30, 2017. The increase is primarily due to an increase in personnel costs.

Total Gross Margin. Gross margin was $134,000, or 32.8%, for the six months ended June 30, 2018, as compared to the gross margin of $562,000, or 67.4%, for the six months ended June 30, 2017. The decrease in gross margin is primarily due to the decrease in sales.

Total Operating Expenses. Total operating expenses decreased $225,000, or 17.1%, from $1,312,000 to $1,087,000 for the six months ended June 30, 2018, as compared with the six months ended June 30, 2017. The decrease is primarily attributable to a decrease in headcount, outside consulting expenses and legal fees.

Software Products:
Software Product Revenue. The Company earned $22,000 in software product revenue for the six months ended June 30, 2018 as compared to $475,000 in software revenue for the six months ended June 30, 2017, a decrease of $453,000. The decrease is primarily due to a timing of software sales due to a large license sale in first quarter 2017 and the absence of a similar license sale in first quarter 2018.

Software Product Gross Margin. The gross margin on software products for the six months ended June 30, 2018 and June 30, 2017 was 100.0%, respectively.

Maintenance:
Maintenance Revenue. Maintenance revenue was constant at $250,000 for the six months ended June 30, 2018 and June 30, 2017.

Maintenance Gross Margin. Gross margin on maintenance was $168,000 or 67.2% for the six months ended June 30, 2018 as compared with $170,000 or 68.0% for the six months ended June 30, 2017. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin percentage is due to a slight increase in maintenance costs.

Services:
Services Revenue. Services revenue for the six months ended June 30, 2018 increased by approximately $28,000, or 25.7%, from $109,000 to $137,000 as compared with the six months ended June 30, 2017. The increase is primarily due to an increase from new services performed on existing customers.

Services Gross Margin Loss. Services gross margin loss was $56,000 or 40.9% for the six months ended June 30, 2018 compared with gross margin loss of $83,000 or 76.1% for the six months ended June 30, 2017. The decrease in gross margin loss was primarily attributable to an increase in services revenue.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2018 increased by approximately $9,000, or 4.3%, from $208,000 to $217,000 as compared with the six months ended June 30, 2017. The increase is primarily attributable to an increase in headcount partially offset by a decrease in commissions and lower outside consulting expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $61,000, or 11.0%, from $554,000 to $493,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in research and development costs is primarily due to a decrease in headcount and lower outside consulting expenses.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the six months ended June 30, 2018 decreased by approximately $173,000, or 31.5%, from $550,000 to $377,000 as compared to the six months ended June 30, 2017. The decrease is primarily due to a decrease in headcount and lower outside consulting and legal fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first six months of 2018 and 2017. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $1,090,000 for the six months ended June 30, 2018 as compared to a net loss of $990,000 for the six months ended June 30, 2017. The increase in net loss is primarily due to the decrease in total revenue partially offset by the decrease in operating expenses and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased to $64,000 at June 30, 2018 from $56,000 at December 31, 2017, an increase of $8,000. The increase is primarily attributable to collections of accounts receivable from year end, revenue generated in the first six months of 2018 and short term borrowings partially offset by expenses in the first six months of 2018.

Net cash used by Operating Activities. Cash used by operations for the six months ended June 30, 2018 was $973,000 compared to $716,000 for the six months ended June 30, 2017. Cash used by operations for the six months ended June 30, 2018 was primarily due to the net loss from operations of $1,090,000; an increase in prepaid expenses of $123,000 and a decrease of accounts payable and accrued expenses of $208,000 partially offset by depreciation expense of $3,000, stock option expense of $1,000, bad debt expense of $2,000, a decrease in accounts receivable of $157,000, and an increase in deferred revenue of $285,000.

Net cash used in Investing Activities. The Company had $2,000 in purchases of equipment in the six months ended June 30, 2018 as compared to zero for the six months ended June 30, 2017.

Net cash generated by Financing Activities. Net cash generated by financing activities for the six months ended June 30, 2018 was approximately $983,000, compared to $665,000 for the six months ended June 30, 2017. Cash generated by financing activities for the six months ended June 30, 2018 was comprised primarily from short term borrowings of $1,065,000 partially offset by repayments of $82,000.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2018 with cash on hand from December 31, 2017; the revenue generated in the first six months of 2018 and short term borrowings.

From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes vary from non-interest bearing to interest rate of 12% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a maturity date of December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivables. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. At June 30, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $2,175,000 of principal and $156,000 of interest.

Although the Company has incurred an operating loss of approximately $1,090,000 for the six months ended June 30, 2018, and has a history of operating losses, management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. In August 2017, the Company issued 5,083 shares of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock, at an exercise price of $0.07 per share, to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405 improving its then working capital deficiency. The Company has borrowed $1,065,000 and $1,873,000 in 2018 and 2017, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.Other Information

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

CICERO INC.

Date: August 8, 2018	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial and Accounting Officer