Form 10-Q
period 2018-09-30
CICERO INC
filed 2018-11-14
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

207,913,541 shares of common stock, $.001 par value, were outstanding as of November 5, 2018.

Cicero Inc.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$56	$56
Trade accounts receivable	48	223
Prepaid expenses and other current assets	168	53
Total current assets	272	332
Property and equipment, net	6	7
Total assets	$278	$339
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Current portion of long term debt	$3,297	$1,220
Accounts payable	1,015	1,102
Accrued expenses:
Salaries, wages, and related items	1,412	1,680
Accrued interest	351	216
Other	569	589
Deferred revenue	575	454
Total current liabilities	7,219	5,261
Long term debt (Note 3)	464	890
Total liabilities	$7,683	$6,151
Commitments and Contingencies (Note 6 and 7) Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized 5,083 Series A shares issued and outstanding at September 30, 2018 and December 31, 2017. $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized 207,913,541 issued and outstanding at September 30, 2018 and December 31, 2017	208	208
Additional paid-in capital	253,693	253,691
Accumulated deficit	(261,306)	(259,711)
Total stockholders' deficit	(7,405)	(5,812)
Total liabilities and stockholders' deficit	$278	$339

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Software	$12	$49	$34	$525
Maintenance	119	135	369	385
Services	69	48	205	156
Total operating revenue	200	232	608	1,066

Cost of revenue:
Software	--	4	--	4
Maintenance	37	34	118	114
Services	99	102	292	295
Total cost of revenue	136	140	410	413

Gross margin	64	92	198	653

Operating expenses:
Sales and marketing	61	95	278	303
Research and product development	250	261	743	816
General and administrative	169	226	546	774
Total operating expenses	480	582	1,567	1,893
Loss from operations	(416)	(490)	(1,369)	(1,240)

Other expense:
Interest expense	(89)	(77)	(226)	(317)
Total other expense	(89)	(77)	(226)	(317)

Net loss	$(505)	$(567)	$(1,595)	$(1,557)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and Diluted	207,913,541	207,913,541	207,913,541	197,587,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,595)	$(1,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3	5
Stock compensation expense	2	3
Bad debt expense	2	--
Changes in assets and liabilities:
Trade accounts receivable	173	262
Prepaid expenses and other current assets	(115)	(60)
Accounts payable and accrued expenses	(240)	389
Deferred revenue	121	(418)
Net cash used by operating activities	(1,649)	(1,376)

Cash flows from investing activities:
Purchases of equipment	(2)	(2)
Net cash used by investing activities	(2)	(2)

Cash flows from financing activities:
Borrowings under debt	1,776	1,375
Repayments of debt	(125)	(20)
Net cash generated by financing activities	1,651	1,355
Net increase/(decrease) in cash	--	(23)
Cash:
Beginning of period	56	91
End of period	$56	$68

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

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Nine Months Ended September 30, 2018
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2017	207,913,541	$208	5,083	--	$253,691	$(259,711)	$(5,812)
Restricted stock issued as compensation					2		2
Net loss						(1,595)	(1,595)
Balance at September 30, 2018 (unaudited)	207,913,541	$208	5,083	--	$253,693	$(261,306)	$(7,405)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations. All such adjustments are of a normal, recurring nature.

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

Liquidity

Although the Company has incurred a net loss of approximately $1,595,000 for the nine months ended September 30, 2018, and has a history of operating losses, management believes that the functionality of the Company’s products resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. In August 2017, the Company issued 5,083 shares of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock at an exercise price of $0.07 per share to its Chairman, John Steffens, as part of a conversion of debt and interest totaling $5,083,405 reducing its working capital deficiency. The Company has borrowed approximately $1,776,000 and $1,873,000 in 2018 and 2017, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 30, 2018, on our consolidated financial statements for the period ended December 31, 2017 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718. The plan expired in fiscal 2017 and as such no further options are available to grant. The Company did not recognize any stock-based compensation expense for the three and nine months ended September 30, 2018 and $300 and $2,800 for the three and nine months ended September 30, 2017, respectively, in connection with outstanding options. The Company has no unrecognized stock-based compensation expense in connection with outstanding options as of September 30, 2018.

The Company recognized approximately $300 and $2,000 in stock-based compensation in connection with the restricted stock grants for the three and nine months ended September 30, 2018, respectively, in connection with restricted stock grants issued in the first quarter of 2018 to certain employees, and did not recognize any stock-based compensation for the three and nine months ended September 30, 2017, respectively. The grants vest on the second anniversary of the grant date. The Company has approximately $1,100 of unrecognized stock-based compensation expense in connection with the restricted stock grants

The following table sets forth certain information as of September 30, 2018 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.
Options
Outstanding on December 31, 2017	1,577,750
Granted	--
Exercised	--
Forfeited	(871,539)
Outstanding on September 30, 2018	706,211

Weighted average exercise price of outstanding options	$0.08
Aggregate Intrinsic Value	$0
Shares available for future grants on September 30, 2018	--

Weighted average of remaining contractual life	2.5

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard was effective for us in our first quarter of fiscal 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures.

The FASB's new leases standard ASU 2016-02 Leases (Topic 842) was issued on February 25, 2016. ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets, referred to as “Lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018. See Note 5 for the Company’s current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities (deferred revenue) totaled $454,000 and $575,000 as of January 1, 2018 and September 30, 2018, respectively. Revenue recognized from the contract liabilities for the nine months ended September 30, 2018 was $310,000. The contract liability balances reflect the unrecognized transaction price.

Our net trade accounts receivables were $223,000 and $48,000 as of January 1, 2018 and September 30, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

NOTE 3. DEBT

Debt and notes payable to related party consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Note payable – asset purchase agreement (a)	$360	$421
Note payable – related party (b)	2,886	1,170
Notes payable (c)	515	519
Total debt	3,761	2,110
Less current portion	(3,297)	(1,220)
Total long term debt	$464	$890

(a)
As part of a prior acquisition, the Company was subject to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to December 31, 2017 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2017 and December 1, 2017, respectively, were added. In April 2017, the maturity date was extended to January 1, 2019 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. As such, the Company has reclassed this debt to long term debt as of December 31, 2017. At December 31, 2017, the Company was indebted to SOAdesk for $421,303 in principal and approximately $43,000 in interest. At September 30, 2018, the Company was indebted to SOAdesk for $360,580 in principal and approximately $8,000 in interest and the principal has been reclassed to short term debt.

(b)
From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. At September 30, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $2,886,000 of principal and $220,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes, in the aggregate amount of $50,000 of principal and $76,000 of interest and $50,000 of principal and $85,000 of interest, as of December 31, 2017 and September 30, 2018, respectively, bear interest between 10% and 36% per annum.

 In March 2012 the Company entered into an unsecured promissory note with a private lender for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. Through a series of amendments, the note was amended to extend the maturity date to January 31, 2021 and a new principal balance of $498,500. Simultaneously a $30,000 principal payment was made to the lender. A new repayment schedule of quarterly principal and interest payments was added beginning in January 31, 2018 with a payment of $30,000. $25,000 quarterly principal and interest payments are required to be made beginning on April 30, 2018 through January 31, 2019. $40,000 principal and interest payments are required to be made on beginning on April 30, 2019 through October 31, 2020. Final payment of remaining principal and interest is due on January 31, 2021. The lender agreed to waive certain quarterly payments in fiscal 2018 as business conditions so warrant without triggering any default and that any deferred payments would be added to the next quarterly payment. At December 31, 2017, the Company was indebted to this private lender in the amount of $468,500 in principal and $21,000 in interest and has been reclassified as long term debt due to its maturity date of January 31, 2021. At September 30, 2018, the Company was indebted to this private lender in the amount of $464,350 in principal and $37,000 in interest.

NOTE 4. INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the three and nine months ended on September 30, 2018 and 2017. As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options, warrants or convertible preferred stock to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options, warrants or convertible preferred stock were included in the calculation of loss per share for the three and nine months ended September 30, 2018 and 2017.

NOTE 6. COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. Future minimum lease commitments on operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2018 consisted of only one lease as follows (in thousands):

Lease Commitments

2018	$5
$5

NOTE 7. CONTINGENCIES

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business including matters involving proprietary technology. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations. There was no active litigation against the Company as of September 30, 2018.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of September 30, 2018.

NOTE 8. SUBSEQUENT EVENTS

In October 2018, the Company entered into notes payable totaling $200,000 with Mr. Steffens. The notes bear interest at 10% per annum. The notes are unsecured and mature on December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivables.

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

RESULTS OF OPERATIONS

The table below presents information for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Total revenue	$200	$232	$608	$1,066
Total cost of revenue	136	140	410	413
Gross margin	64	92	198	653
Total operating expenses	480	582	1,567	1,893
Loss from operations	$(416)	$(490)	$(1,369)	$(1,240)

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

On January 1, 2018, we adopted the new accounting standard Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and all the related amendments (“the new revenue standard”) and applied it to all contracts using the modified retrospective method. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. We completed our review of contracts with our customers and did not need to record a cumulative effect adjustment to accumulated deficit upon adoption of the new revenue standard as of January 1, 2018. Based on the evaluation the Company performed on its customer contracts, the adoption has not and will not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2017.

Total Revenues. Total revenues decreased $32,000, or 13.8%, from $232,000 to $200,000, for the three months ended September 30, 2018 as compared with the three months ended September 30, 2017. The decrease is due primarily to a decrease in software and maintenance revenue partially offset by higher services revenue.

Total Cost of Revenue. Total cost of revenue decreased by $4,000, or 2.9%, from $140,000 to $136,000 for the three months ended September 30, 2018, as compared with the three months ended September 30, 2017.

Total Gross Margin. Gross margin was $64,000, or 32.0%, for the three months ended September 30, 2018, as compared to the gross margin of $92,000, or 39.7%, for the three months ended September 30, 2017. The decrease in gross margin is primarily due to the decrease in sales.

Total Operating Expenses. Total operating expenses decreased $102,000, or 17.5%, from $582,000 to $480,000 for the three months ended September 30, 2018, as compared with the three months ended September 30, 2017. The decrease is primarily attributable to a decrease in headcount, outside consulting expenses and legal fees.

Software Products:
Software Product Revenue. The Company earned $12,000 in software product revenue for the three months ended September 30, 2018 as compared to $49,000 in software revenue for the three months ended September 30, 2017, a decrease of $37,000. The decrease is primarily due to timing of software sales.

Software Product Gross Margin. The gross margin on software products for the three months ended September 30, 2018 was 100.0% as compared with 91.8% for the three months ended September 30, 2017. The increase was due to royalty expense in 2017.

Maintenance:
Maintenance Revenue. Maintenance revenue for the three months ended September 30, 2018 decreased by approximately $16,000, or 11.9%, from $135,000 to $119,000 as compared to the three months ended September 30, 2017. The decrease in maintenance revenue is primarily due to the decrease in new software sales in 2018.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended September 30, 2018 was $82,000 or 68.9% compared with $101,000 or 74.8% for the three months ended September 30, 2017. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin is due to the decrease in maintenance revenue.

Services:
Services Revenue. Services revenue for the three months ended September 30, 2018 increased by approximately $21,000, or 43.8%, from $48,000 to $69,000 as compared with the three months ended September 30, 2017. The increase is primarily due to an increase from new services performed on existing customers.

Services Gross Margin Loss. Services gross margin loss was $30,000 or 43.5% for the three months ended September 30, 2018 compared with gross margin loss of $54,000 or 112.5% for the three months ended September 30, 2017. The decrease in gross margin loss was primarily attributable to an increase in services revenue.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended September 30, 2018 decreased by approximately $34,000, or 35.8%, from $95,000 to $61,000 as compared with the three months ended September 30, 2017. The decrease is primarily attributable to a decrease in headcount and lower outside consulting expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $11,000, or 4.2%, from $261,000 to $250,000 for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in research and development costs for the quarter is primarily due to a decrease in headcount and lower outside consulting expenses.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended September 30, 2018 decreased by approximately $57,000, or 25.2%, from $226,000 to $169,000 as compared to the three months ended September 30, 2017. The decrease is primarily due to a decrease in headcount and lower corporate insurance and legal expenses.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the third quarter of 2018 and 2017. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $505,000 for the three months ended September 30, 2018 as compared to a net loss of $567,000 for the three months ended September 30, 2017. The decrease in net loss is primarily due to the decrease operating expenses partially offset by the decrease in total revenue.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2017.

Total Revenues. Total revenues decreased $458,000, or 43.0%, from $1,066,000 to $608,000, for the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017. The decrease is due primarily to a decrease in software revenue partially offset by higher services revenue.

Total Cost of Revenue. Total cost of revenue decreased $3,000, or 0.7%, from $413,000 to $410,000 for the nine months ended September 30, 2018, as compared with the nine months ended September 30, 2017. The decrease is primarily due to a decrease in outside consulting expenses.

Total Gross Margin. Gross margin was $198,000, or 32.6%, for the nine months ended September 30, 2018, as compared to the gross margin of $653,000, or 61.3%, for the nine months ended September 30, 2017. The decrease in gross margin is primarily due to the decrease in sales.

Total Operating Expenses. Total operating expenses decreased $326,000, or 17.2%, from $1,893,000 to $1,567,000 for the nine months ended September 30, 2018, as compared with the nine months ended September 30, 2017. The decrease is primarily attributable to a decrease in headcount, outside consulting expenses, corporate insurance and legal fees.

Software Products:
Software Product Revenue. The Company earned $34,000 in software product revenue for the nine months ended September 30, 2018 as compared to $525,000 in software revenue for the nine months ended September 30, 2017, a decrease of $491,000. The decrease is primarily due to a large license sale in first quarter 2017 and the absence of a similar license sale in first quarter 2018.

Software Product Gross Margin. The gross margin on software products for the nine months ended September 30, 2018 was 100% as compared to 99% for the three months ended September 30, 2017.

Maintenance:
Maintenance Revenue. Maintenance revenue decreased $16,000, or 4.2%, from $385,000 to $369,000 for the nine months ended September 30, 2018, as compared with the nine months ended September 30, 2017. The decrease is primarily due to lower license sales in fiscal 2018.

Maintenance Gross Margin. Gross margin on maintenance was $251,000 or 68.0% for the nine months ended September 30, 2018 as compared with $271,000 or 70.4% for the nine months ended September 30, 2017. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin percentage is due to the decrease in maintenance revenue.

Services:
Services Revenue. Services revenue for the nine months ended September 30, 2018 increased by approximately $49,000, or 31.4%, from $156,000 to $205,000 as compared with the nine months ended September 30, 2017. The increase is primarily due to an increase from new services performed on existing customers.

Services Gross Margin Loss. Services gross margin loss was $87,000 or 42.4% for the nine months ended September 30, 2018 compared with gross margin loss of $139,000 or 89.1% for the nine months ended September 30, 2017. The decrease in gross margin loss was primarily attributable to an increase in services revenue.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the nine months ended September 30, 2018 decreased by approximately $25,000, or 8.3%, from $303,000 to $278,000 as compared with the nine months ended September 30, 2017. The decrease is primarily attributable to a decrease in commissions and lower outside consulting expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $73,000, or 8.9%, from $816,000 to $743,000 for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in research and development costs is primarily due to a decrease in headcount and lower outside consulting expenses.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the nine months ended September 30, 2018 decreased by approximately $228,000, or 29.5%, from $774,000 to $546,000 as compared to the nine months ended September 30, 2017. The decrease is primarily due to a decrease in headcount and lower outside consulting, corporate insurance and legal fees.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first nine months of 2018 and 2017. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $1,595,000 for the nine months ended September 30, 2018 as compared to a net loss of $1,557,000 for the nine months ended September 30, 2017. The increase in net loss is primarily due to the decrease in total revenue partially offset by the decrease in operating expenses and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents remained constant at $56,000 at September 30, 2018 and December 31, 2017, respectively. The collections of accounts receivable from year end, revenue generated in the first nine months of 2018 and short term borrowings were offset by expenses in the first nine months of 2018.

Net cash used by Operating Activities. Cash used by operations for the nine months ended September 30, 2018 was $1,649,000 compared to $1,376,000 for the nine months ended September 30, 2017. Cash used by operations for the nine months ended September 30, 2018 was primarily due to the net loss from operations of $1,595,000; an increase in prepaid expenses of $115,000 and a decrease of accounts payable and accrued expenses of $240,000 partially offset by depreciation expense of $3,000, stock option expense of $2,000, bad debt expense of $2,000, a decrease in accounts receivable of $173,000, and an increase in deferred revenue of $121,000.

Net cash used in Investing Activities. The Company had $2,000 in purchases of equipment in the nine months ended September 30, 2018 and September 30, 2017, respectively.

Net cash generated by Financing Activities. Net cash generated by financing activities for the nine months ended September 30, 2018 was approximately $1,651,000, compared to $1,355,000 for the nine months ended September 30, 2017. Cash generated by financing activities for the nine months ended September 30, 2018 was comprised primarily from short term borrowings of $1,776,000 partially offset by repayments of $125,000.

Liquidity

The Company funded its cash needs during the nine months ended September 30, 2018 with cash on hand from December 31, 2017, the revenue generated in the first nine months of 2018, and short term borrowings.

From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a maturity date of December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivables. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. At September 30, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $2,886,000 of principal and $220,000 of interest.

Although the Company has incurred a net loss of approximately $1,595,000 for the nine months ended September 30, 2018, and has a history of operating losses, management believes that the functionality of the Company’s products resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. In August 2017, the Company issued 5,083 shares of its Series A preferred stock and a Warrant to purchase up to 20,333,620 shares of the Company’s Common Stock, at an exercise price of $0.07 per share, to its Chairman, John Steffens as part of a conversion of debt and interest totaling $5,083,405 reducing its then working capital deficiency. The Company has borrowed approximately $1,776,000 and $1,873,000 in 2018 and 2017, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CICERO INC.

Date: November 14, 2018	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial and Accounting Officer