Form 10-K
period 2018-12-31
CICERO INC
filed 2019-03-29
CIK 945384

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non - accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 29, 2018 was approximately $1,767,265 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 207,913,541 shares of common stock outstanding as of March 22, 2019.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I

Item 1.
Business

Overview

Cicero, Inc. (the “Company”) provides desktop activity intelligence, process intelligence and automation software to help organizations isolate issues and automate employee tasks in the contact center and back office. The Company provides an innovative and unique combination of application and process integration, automation, and desktop analytics capabilities, all without changing the underlying applications or requiring costly application development. The Company’s software collects desktop activity and application performance data and tracks business objects across time and multiple users, as well as measures against defined expected business process flows, for either analysis or to feed a third-party application. In addition to software solutions, the Company also provides technical support, training and consulting services as part of its commitment to providing customers with industry-leading solutions. The Company’s consulting team has in-depth experience in developing successful enterprise-class solutions as well as valuable insight into the business information needs of customers in the largest Fortune 500 corporations worldwide.

The Company focuses on the activity intelligence, process intelligence and customer experience management market with emphasis on desktop analytics and automation with its Cicero Discovery™, Cicero Insight™ and Cicero Automation™ products. Activity intelligence captures what employees are doing, what resources they are using and how long an activity may take. Process intelligence captures the workflows that are being utilized and identifies any bottlenecks that exist within those workflows.

Cicero Discovery collects desktop activity leveraging a suite of sensors. Cicero Discovery is a lightweight and configurable tool to collect activity and application performance data and track business objects across time and across multiple users as well as measure against a defined "expected" business process flow, either for analysis or to feed a third-party application.

Cicero Insight is a measurement and analytics solution that collects and presents high value information about quality, productivity, compliance, and revenue from frontline activity to target areas for improvement. Powered by Cicero’s Deep Sensor Technology including our System Sensors, our Session Sensors, our Activity Sensors and our Process Sensors, Cicero Insight collects activity data about the applications and workflows being used and makes it readily available for analysis and action to the business community.

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

Some of the companies that have implemented or are implementing the Company’s software solutions include CitiCorp, Nationwide Financial Services, First Tennessee Bank, Assurant, JP Morgan Chase, Convergys, Delta Dental of New Jersey and UBS. We have also sold our products to healthcare, banking, and government users.

Cicero Inc. was incorporated in New York in 1988 as Level 8 Systems, Inc. and re-incorporated in Delaware in 1999. It was renamed to Cicero, Inc. in 2007. Our principal executive offices are located at 8000 Regency Parkway, Suite 542, Cary, NC 27518 and our telephone number is (919) 380-5000. Our web site is www.ciceroinc.com.

Products

The Company’s software products deliver desktop activity intelligence and process intelligence to improve business performance. All of our products - Cicero Discovery, Cicero Insight, and Cicero Automation - leverage existing technologies by securely collecting desktop activity data and automating redundant, manual processes, improving business processes and the user experience.

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

CH Robinson, Nationwide, UBS, Inc. and Verint each accounted for more than ten percent (10%) of our operating revenue in fiscal 2018. Verint and UBS, Inc. each accounted for more than ten percent (10%) of our operating revenue in fiscal 2017.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into technology partnerships for integrated business solutions with Teleopti, Avaya/KnoahSoft, Nexidia, Telnorm and Heartcore. In addition, we have entered into strategic partnerships with Aspect, eg solutions and Convergys. These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume. The Company adopted ASU 2014-09 Revenue from Contacts with Customers (Topic 606) as of January 1, 2018. Based on the evaluation the Company performed on its customer contracts, the adoption did not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

Marketing

The target markets for our products and services are in the financial services, insurance, and healthcare industries, as well as users in the intelligence and security communities and other governmental organizations. Increasing competitiveness and consolidation is driving companies in such businesses to increase efficiency, improve the user experience and improve the quality of their customer contact centers. As a result, companies are compelled by both economic necessity and internal mandates to find ways to increase internal efficiency, increase customer satisfaction, increase effective cross-selling, decrease staff turnover cost and leverage their investment in current information technology.

Our marketing team has an in-depth understanding of business performance and user experience software marketplaces and the needs of these customers, as well as experience in all of the key marketing disciplines. They also have knowledge across industries in financial services, insurance, healthcare, and government organizations that have focused on application integration and business process automation solutions to address needs in mergers and acquisitions and homeland security.

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

Research and Product Development

We incurred research and development expense of approximately $991,000 and $1,071,000 in 2018 and 2017, respectively.

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

Employees

As of December 31, 2018, we employed 15 full-time employees. Our employees are not represented by a union or a collective bargaining agreement.

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

We experienced operating losses and net losses for each of the years from 2004 through 2018. We incurred a net loss of $2.1 million for each of 2017 and 2018.  As of December 31, 2018, we had a working capital deficit of $3.5 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues. If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 29, 2019 on our consolidated financial statements for the period ended December 31, 2018 included an emphasis of matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses from operations and working capital deficit. Our ability to continue as a going concern will be determined by our ability to secure customer contracts that will drive sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for a number of years, including the past three years. At December 31, 2018, the Company had a working capital deficiency of $3.5 million. In order to generate sufficient revenues to sustain its operations, the Company will need to attract more accounts in the near future.

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

Loss of key personnel associated with Cicero development could adversely affect our business.

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

●
make special suitability determination for purchasers of our shares;

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.
Properties

Our corporate headquarters and administrative functions are based in offices of approximately 3,080 square feet in our Cary, North Carolina office pursuant to a lease which expired in 2018. The Company is currently on a month to month lease at the same office location and are in negotiations on a new long term lease. We believe that our present facilities are suitable for continuing our existing and planned operations.

Item 3.
Legal Proceedings

Not applicable.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007, we formally changed our name to Cicero Inc. and now trade under the ticker CICN. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2018 and 2017.

	2018		2017
Quarter	High	Low	High	Low
First	$0.02	$0.01	$0.01	$0.01
Second	$0.01	$0.01	$0.01	$0.01
Third	$0.02	$0.01	$0.01	$0.01
Fourth	$0.01	$0.01	$0.01	$0.01

The closing price of the common stock on March 21, 2019 was $0.01 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As of March 22, 2019, we had 227 registered stockholders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2018, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities tobe issued upon exercise of outstanding options	Weighted-averageexercise price of outstanding options	Number of securitiesremaining available underequity compensation plans(excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	706,211	$0.08	-0-
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

	Years Ended December 31,
	2018	2017
Revenue:
Software	7.8%	41.7%
Maintenance	57.8%	39.5%
Services	34.4%	18.9%
Total	100.0%	100.0%

Cost of revenue:
Software	0.1%	0.5%
Maintenance	18.6%	12.2%
Services	48.3%	30.1%
Total	67.0%	42.8%

Gross margin	33.0%	57.2%

Operating expenses:
Sales and marketing	51.0%	35.7%
Research and product development	117.3%	81.3%
General and administrative	85.2%	72.8%
Total	253.5%	189.7%

Loss from operations	(220.5)%	(132.5)%
Other income/(expense), net	(23.9)%	(27.9)%
Net loss	(244.4)%	(160.4)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2018	2017
United States	88%	69%
Europe	12%	31%
	100%	100%

 Years Ended December 31, 2018 and 2017

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

Total revenues for the year ended December 31, 2018 decreased 35.9% or $473,000 from $1,318,000 in 2017 to $845,000 in 2018. The decrease in revenues in 2018 is due primarily to the decrease in software sales and maintenance revenue partially offset by an increase in consulting revenue.

Software Products. Software products revenue for the year ended December 31, 2018 decreased 88.0% or $483,000 from $549,000 in 2017 to $66,000 in 2018. The decrease is primarily due to additional licenses ordered from a current customer in 2017, which was not replicated in 2018.

The gross margin on software products was 98.5 % and 98.9% for the years ended December 31, 2018 and 2017, respectively.

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

Maintenance. Maintenance revenues for the year ended December 31, 2018 decreased 6.2% or $32,000 from $520,000 in 2017 to $488,000 in 2018. The decrease in maintenance revenue in 2018 is primarily due to the cancellation of a maintenance contract in 2018.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 67.8% and 69.0% for 2018 and 2017, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in software sales of the Cicero Discovery, Cicero Insight and Cicero Automation products. The cost of maintenance as a percentage should decrease slightly.

Services. Services revenue for the year ended December 31, 2018 increased 16.9% or $42,000 from $249,000 in 2017 to $291,000 in 2018. The increase in services revenues in 2018 is primarily attributable to an increase in paid consulting engagements with existing customers.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was (40.2%) and (59.4%) for 2018 and 2017, respectively. The decrease in gross margin loss in 2018 was primarily attributable to the increase in consulting revenue partially offset by an increase in consulting expenses from an increase in outside consulting expenses.

Services revenues are expected to increase as the Cicero Discovery, Cicero Insight, and Cicero Automation products gain acceptance.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as industry conference participation and promotional expenses. Sales and marketing expenses decreased 8.3% or $39,000 from $470,000 in 2017 to $431,000 in 2018. The decrease is primarily attributable to lower headcount and outside professional services partially offset by higher advertising and trade show expenses.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense decreased 7.5% or $80,000 to from $1,071,000 in 2017 to $991,000 in 2018. The decrease in costs is primarily due to lower headcount and a decrease in outside professional services.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses decreased 24.9% or $239,000 from $959,000 in 2017 to $720,000 in 2018. The decrease is primarily attributable to a decrease in headcount, outside professional services, legal and corporate insurance expenses.

General and administrative expenses are not expected to increase in 2019.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2018 and 2017. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Loss). Other income (net) increased $128,000 from other income of zero in 2017 to $128,000 in 2018. The increase is primarily due to income from the write off of old liabilities of approximately $125,000 in fiscal 2018.

Interest expense decreased $38,000 from $368,000 in 2017 to $330,000 in 2018 due a decrease in overall total debt outstanding during fiscal 2018 as compared to 2017.

Net Loss. Net loss decreased $49,000 from a net loss of $2,114,000 in 2017 to a net loss of $2,065,000 in fiscal 2018. The decrease in net loss is primarily due to lower operating costs and write off of old liabilities partially offset by a decrease in total revenue.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $97,000 on December 31, 2018 compared with $56,000 on December 31, 2017, an increase of $41,000. The Company incurred a net loss of $2,065,000 for the year ended December 31, 2018 compared to net loss of $2,114,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for fiscal 2018 and 2017. At December 31, 2018, the Company had a working capital deficiency of $3,458,000.

Operating activities utilized $2,234,000 in cash, which was primarily comprised of the loss from operations of $2,065,000, a non-cash gain on the write off of old liabilities of $125,000, an increase in prepaid expenses of $89,000 and a decrease in trade payables and other accruals of $178,000. This was offset by non-cash charges for depreciation of $3,000, stock-based compensation expense of $2,000, and a write off of bad debt of $2,000, a decrease in accounts receivable of $210,000 and an increase in deferred revenue of $6,000.

 During 2018, the Company utilized approximately $2,000 in cash updating the Company’s network and computer equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2018 with cash on hand from December 31, 2017, the revenue generated in fiscal 2018, and through the use of proceeds from other short-term borrowings in the amount of $2,277,000, net of repayments.

From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. In December 2018, the all outstanding notes were amended to a new maturity date of June 30, 2020 and as such have been reclassed as long term debt as of December 31, 2018. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest.

Although the Company has incurred an operating loss of approximately $2,065,000 for the year ended December 31, 2018, and has a history of operating losses, management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. The Company has borrowed $2,402,000 and $1,873,000 in 2018 and 2017, respectively.   Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 29, 2019, on our consolidated financial statements for the period ended December 31, 2018 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2018, we had a valuation allowance of $37,600,000 against $37,600,000 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2018, the Company has net operating loss carryforwards of approximately $143,307,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2019 and 2037.

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

As of December 31, 2018, the valuation allowance of $37,600,000 related primarily to net operating losses not likely to be realized. The Company re-measured these non-current assets and liabilities at the applicable tax rate of 21% in accordance with the Tax Cuts and Jobs Act of 2017. The re-measurement resulted in a total decrease in these assets of $18,278,000.

Recent Accounting Pronouncements:

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

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We expect to elect all of the new standard’s available transition practical expedients.

We expect that this standard will not have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant future effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating lease and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our real estate lease that is currently on a month to month lease. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. As our real estate lease is a short term lease, the adoption of this standard will not result in the Company recognizing any right of use asset or liability.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.
Consolidated Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.
Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

(c) Management’s Assessment of Internal Control over Financial Reporting

The management of Cicero is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2018.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	77	Director and Chairman
John Broderick	69	Director and Chief Executive Officer/Chief Financial Officer
Benjamin L. Rosenzweig	33	Director
Thomas Avery	65	Director
Mark Landis	77	Director
Don Peppers	68	Director
Todd Sherin	45	Chief Revenue Officer

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

Mr. Steffens currently serves on the Board of Directors of Colony Capital, Inc.  He also serves on the advisory boards of StarVest Partners and Wicks Communication & Media Partners, L.P.  In addition, he is currently National Chairman Emeritus of the Alliance for Aging Research.  Previously, Mr. Steffens served as Chairman of the Securities Industry Association (now the Securities Industry and Financial Markets Association, or SIFMA), as a Trustee of the Committee for Economic Development, and as a member of the Board of Overseers of the Geisel School of Medicine at Dartmouth. In 2010, Mr. Steffens was the recipient of the Billie Jean King Contribution Award from the Women’s Sports Foundation.

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

Benjamin L. Rosenzweig
Director since February 2017.

Mr. Rosenzweig was appointed to serve on our Board of Directors in February 2017, pursuant to a director designation right granted to Privet Fund LP in connection with its purchase of the Company’s common stock and warrants in July 2015.  Mr. Rosenzweig is currently a partner at Privet Fund Management LLC, an investment management firm. Prior to joining Privet Fund Management LLC in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of PFSweb, Inc. and Hardinge, Inc.  Mr. Rosenzweig is also currently a board member and director of Potbelly Corporation.  Mr. Rosenzweig formerly served as a Director of RELM Wireless Corp and Director of Startek, Inc. Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics.  We believe Mr. Rosenzweig qualifications to serve on our Board of Directors include his financial background and previous business experience.

Thomas Avery
Director since July 2015.

Mr. Avery was appointed to serve on our Board of Directors in July 2015, pursuant to a director designation right granted to Privet Fund LP in connection with its purchase of the Company’s common stock and warrants in July 2015. Mr. Avery has over 37 years of investment banking and venture capital experience which includes serving as a Managing Director at Raymond James & Associates from 2000 until 2014; the head of the investment banking group at Interstate/Johnson-Lane from 1995 to 2000; a general partner at Noro-Moseley Partners from 1989 to 1995; a general partner at Summit Partners from 1984 to 1989; and Senior Vice President at The Robinson-Humphrey Company from 1977 to 1984.  During his career as a venture capitalist, Mr. Avery served on numerous private company boards, assisting those companies with advice and help in financing their enterprises; planning and executing growth strategies; and building effective management teams.  Mr. Avery currently serves on the board of directors of KIPP Metro Atlanta, a national charter school organization serving low income, minority children.  Mr. Avery also serves on the board of Charles River Associates, a leading global consulting firm.  Mr. Avery also serves on the board of Rubicon, a New Zealand based company that specializes in providing technology improved seed and seedling products to the forestry industry in the United States, New Zealand, and Brazil.  Mr. Avery graduated Summa Cum Laude from the Georgia Institute of Technology with a bachelor’s degree in industrial management and from the Harvard Business School with a master’s degree in business administration. We believe Mr. Avery’s qualifications to serve on our Board of Directors include his over 37 years of investment banking and venture capital experience.

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

Todd Sherin

Mr. Sherin has been the Chief Revenue Officer of the Company since July 2017 where he oversees Sales and Marketing, in addition to Operations, including Product Strategy and Development. Prior to his role at Cicero, Inc., Mr. Sherin founded Wysk, LLC a Contact Center focused Systems Integrator. Under his leadership, the boutique SI/VAR became a premier Workforce Optimization specialist firm and was successfully sold to a Pan American Value-Added Reseller. Previously, Mr. Sherin held multiple technical and sales roles at Anexinet, Capgemini, Pfizer and IHS Markit.  Mr. Sherin received his B.A. degree in International Relations from University of Pennsylvania.

There are no family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mark Landis. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2018. Mr. Landis attended every meeting while appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of The NASDAQ Stock Market’s listing standards. Mr. Landis is an “audit committee financial expert” due to his experience as a senior executive.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations all Section 16(a) reports were filed in a timely manner during the fiscal year ended December 31, 2018.

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
●
Long-term equity incentive compensation; and
●
Other benefits

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Board considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2018.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our executive officers’ incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics correlate to stockholder value and individual performance. Our Chief Executive Officer did not achieve a non-equity bonus in fiscal 2018 but did achieve a non-equity bonus of $25,000 in fiscal 2017. Our former Chief Technology Officer and Chief Revenue Office did not achieve a non-equity bonus in fiscal 2018 or 2017.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2019.

Our Chief Revenue Officer, Mr. Sherin, is eligible to earn a commission equal to 15% of incremental operating profit attributed to new clients as defined in his employment agreement.

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

To date, awards have been mainly in the form of non-qualified stock options granted under the Plan. The Board of Directors granted these stock-based incentive awards from time to time for the purpose of attracting and retaining key executives, motivating them to attain the Company's long-range financial objectives, and closely aligning their financial interests with long-term stockholder interests and share value.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal years 2018 and 2017.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	Non- Equity Incentive Plan Compensation	All Other Compensation (5)	Total
John P. Broderick Chief Executive Officer, Chief Financial Officer, Corporate Secretary	2018	$175,000(1)	--	--	$2,404	$177,404
	2017	$175,000(1)	--	$25,000(4)	$2,322	$177,383

Antony Castagno Chief Technology Officer (6)	2018	$104,166(2)	--	--	$802	$104,968
	2017	$150,000(2)	--	--	$8,871	$158,616

Todd Sherin Chief Revenue Officer	2018	$150,000(3)	--	--	$26,317	$176,317
	2017	$71,685(3)	--	--	$10,558	$82,243

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

(5)
Other compensation includes the Company’s portion of major medical insurance premiums and long-term disability premiums for named executives during fiscal years ended December 31, 2018 and 2017, respectively.

(6)
Mr. Castagno’s employment with the Company was terminated on January 15, 2018.

Grants of Plan Based Awards

The Company did not award any stock options to the named executives during fiscal 2018 and 2017. The Company did not award any stock appreciation rights (SARs) during fiscal 2018 and 2017.

The following table presents the number and values of exercisable options as of December 31, 2018 by the named executive.

Outstanding Equity Awards at December 31, 2018

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)	Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
John P. Broderick	75,000(1)	--	$0.09	08/20/2020
					549,630(2)	$2,253
					1,500,000(3)	$6,150

Todd Sherin					5,000,000(4)	$20,500

(1)
These options were granted on August 20, 2010. This stock option vested in three equal installments with the first installment vesting on August 20, 2010.
(2)
These are restricted stock granted on August 17, 2007. The shares will vest to him upon his resignation or termination or a change of control.
(3)
These are restricted stock granted on November 9, 2012. The shares will vest to him in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control.
(4)
These are restricted stock granted on the effective date of his employment agreement, July 17, 2017. The shares vest over the first three years of his employment as long as Mr. Sherin meets certain performance obligations during those first three years. The shares vest immediately in the event of a change in control.

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2018. Mr. Broderick has 75,000 outstanding options at December 31, 2018. Mr. Sherin has never been granted any stock options.

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

Under the employment agreement between the Company and Mr. Sherin effective July 17, 2017, we agreed to pay Mr. Sherin an annual base salary of $150,000 and a commission of 15% on incremental operating revenue of new clients as designated in an exhibit in his agreement. If the Company terminates Mr. Sherin’s employment without cause, we agreed to pay Mr. Sherin an amount equivalent to three (3) months of Mr. Sherin’s then current base salary in equal semi-monthly installments over that three (3) month period following termination. If Mr. Sherin’s employment is terminated for any reason, Mr. Sherin has agreed that, for eighteen (18) months after such termination, he will not directly or indirectly solicit or divert business from us, assist any business in attempting to solicit or divert business from us, solicit or hire any person who was our employee during the employment agreement term, or assist any business in attempting to solicit or hire any person who was our employee during the employment agreement term.

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to the named executive officers has been estimated in the table below and assumes a termination date of December 31, 2018. Since all options held by the executives are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2012 through 2018 that had not been paid in fiscal 2018.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$8,403	$282,369	$236,189
Disability	--	8,403	282,369	236,189
Involuntary termination without cause	175,000	8,403	282,369	411,189
Change in Control	175,000	8,403	282,369	411,189
Todd Sherin
Death	$--	$--	$--	$--
Disability	--	--	--	--
Involuntary termination without cause	37,500	--	--	37,500
Change in Control	37,500	--	--	37,500

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

Director Compensation

No cash or non-cash compensation was paid during fiscal 2018 by us to our non-employee directors who served during fiscal 2018.

Item 12.
Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 26, 2019 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 207,913,541 common shares outstanding as of March 26, 2019. Beneficial ownership is determined in accordance with Rule 13-3(d) promulgated by the SEC under the Securities Exchange Act of 1934. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class	No. of Series A Shares	% of Class	% of Combined Class
John L. Steffens (1)	344,948,943	64.5%	9,333	100%	79.9%
Privet Fund Management LLC (2)	18,250,000	8.8%	--		8.8%
Mark and Carolyn P. Landis (3)	5,479,853	2.6%	--		2.6%
Thomas Avery (5)	500,000	*	--		*
Don Peppers (6)	3,172,179	1.5%	--		1.5%
John P. Broderick (7)	2,127,608	1.0%	--		1.0%
Benjamin Rosenzweig	--	*	--		*
Todd Sherin	--	*	--		*
Antony Castagno/SOAdesk LLC(4)	17,660,536	8.5%	--		8.5%
All current directors and executive officers as a group (7 persons) (8)	356,228,583	68.5%	9,333	100%	82.1%

*
Represents less than one percent of the outstanding shares.

1.
The address of John L. Steffens is 65 East 55th Street, New York, N.Y. 10022. Includes 120,932,501 shares of common stock, 186,672,035 common shares issuable upon conversion of Series A Convertible Preferred Stock, 37,334,407 shares issuable upon the exercise of warrants and 10,000 shares subject to stock options.

2.
Ryan Levinson holds voting and dispositive power with respect to these shares. The address of Mr. Levinson is 79 West Paces Ferry Road, Atlanta, GA 30305. Includes 18,250,000 shares of common stock.

3.
The address of Mark and Carolyn P. Landis is 54 Dillon Way, Washington Crossing, PA. 18977. Includes 5,472,853 shares of common stock, and 7,000 shares subject to stock options.

4.
The address of Mr. Castagno is 1110 3rd Street South, St. Petersburg, FL 33701. Mr. Castagno is a principal owner of SOAdesk LLC. Includes 17,660,536 shares of common stock.

5.
Includes 500,000 shares of common stock.

6.
Includes 3,165,179 shares of common stock and 7,000 shares subject to stock options.

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

Item 13.
Certain Relationships and Related Transactions, and Director Independence

Loans from Related Parties

From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. In December 2018, the all outstanding notes were amended to a new maturity date of June 30, 2020 and as such have been reclassed as long term debt as of December 31, 2018. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest.

In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The initial maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to January 1, 2019. Included in the last two amendments were four milestone payments of $62,500 each to be paid to interest first and then principal and payable on June 1, 2017, December 1, 2017, June 1, 2018, and December 1, 2018, respectively. The Company’s Chairman has agreed to personally guarantee these, and only these, milestone payments. At December 31, 2018, the Company was indebted to SOAdesk for $360,580 in principal and approximately $17,000 in interest.

Between July and October 2017, the Company entered into short-term notes payable totaling $38,000 with John Broderick, the Chief Executive Officer, for various working capital needs. The notes bore interest at 10%. The total principal and interest of $38,000 was paid in full between July and October 2017.

Director Independence

Our Board of Directors currently consists of six members. They are John L. Steffens, John P. Broderick, Benjamin Rosenzweig, Thomas Avery, Mark Landis, and Don Peppers. Mr. Steffens is the Company’s Chairman of the Board, Mr. Broderick is the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the NYSE American (the former American Stock Exchange), which can be found in the NYSE American Company Guide, §803(A)(2). Under such definition, Messrs. Steffens, Rosenzweig, Avery, Landis, and Peppers are independent directors.

Item 14.
Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Cherry Bekaert LLP audited our consolidated financial statements for the years ended December 31, 2018 and 2017.

Audit Fees

Audit fees include fees for the audit of the Company’s annual consolidated financial statements, fees for the review of the Company’s interim consolidated financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered to our Company for the audit of the Company's annual consolidated financial statements for fiscal year 2018 and 2017 (and reviews of quarterly consolidated financial statements on Form 10-Q) were $87,900 and $86,700, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. There were no audit-related fees billed by Cherry Bekaert LLP for fiscal year 2018 and 2017.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Cherry Bekaert LLP for these services in 2018 and 2017.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Cherry Bekaert LLP for fiscal years 2018 and 2017.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

10.32	Investor Rights Agreement, dated as of July 15, 2015, by and among Cicero Inc., Privet Fund LP and John L. Steffens (incorporated by reference to exhibit 10.2 to Cicero’s Form 8-K filed July 16, 2015)

10.33	Form of Indemnification Agreement for Directors of Cicero Inc. (incorporated by reference to exhibit 10.4 to Cicero’s Form 8-K filed July 16, 2015)

10.34	Form of Inventions and Non-Competition Agreement for Employees of Cicero Inc. (incorporated by reference to exhibit 10.5 to Cicero’s Form 8-K filed July 16, 2015)

10.35	Lease Agreement for Cary, N.C. offices, dated October 26, 2016, between Cicero Inc. and Regency Park Corporation (filed herewith)

10.36	Todd Sherin Employment Agreement*

14.1	Code of Ethics (incorporated by reference to exhibit 14.1 to Level 8’s Form 10-K/A, filed March 31, 2004).

21.1	List of subsidiaries of the Company (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of John P. Broderick pursuant to 18 USC § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICERO INC.

By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial Officer
Date: March 29, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date

/s/ John L. Steffens John L. Steffens	Chairman of the Board	March 29, 2019
/s/ John P. Broderick John P. Broderick	Chief Executive Officer/Chief Financial Officer (Principal Executive and Financial and Accounting Officer) and Director	March 29, 2019
/s/ Benjamin L. Rosenzweig Benjamin L. Rosenzweig	Director	March 29, 2019
/s/ Thomas Avery Thomas Avery	Director	March 29, 2019
/s/ Mark Landis Mark Landis	Director	March 29, 2019
/s/ Don Peppers Don Peppers	Director	March 29, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Cicero Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cicero Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related note to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CHERRY BEKAERT LLP

We have served as the Company’s auditor since 2012.
Raleigh, North Carolina
March 29, 2019

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$97	$56
Trade accounts receivable	11	223
Prepaid expenses and other current assets	142	53
Total current assets	250	332
Property and equipment, net	6	7
Total assets	$256	$339
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 5)	$411	$1,220
Accounts payable	982	1,102
Accrued expenses:
Salaries, wages, and related items	1,363	1,680
Interest payable	456	216
Other	36	589
Deferred revenue	460	454
Total current liabilities	3,708	5,261
Long-term debt	3,976	890
Total liabilities	$7,684	$6,151
Commitments and contingencies (Notes 12 and 13)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized 5,083 Series A shares issued and outstanding at December 31, 2018 and December 31, 2017. $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized at December 31, 2018 and December 31, 2017; 207,913,541 issued and outstanding at December 31, 2018 and December 31, 2017 (Note 8)	208	208
Additional paid-in-capital	253,693	253,691
Accumulated deficit	(261,329)	(259,711)
Total stockholders’ deficit	(7,428)	(5,812)
Total liabilities and stockholders’ deficit	$256	$339

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017
Revenue:
Software	$66	$549
Maintenance	488	520
Services	291	249
Total operating revenue	845	1,318
Cost of revenue:
Software	1	6
Maintenance	157	161
Services	408	397
Total cost of revenue	566	564
Gross margin	279	754
Operating expenses:
Sales and marketing	431	470
Research and product development	991	1,071
General and administrative	720	959
Total operating expenses	2,142	2,500
Loss from operations before other income (charges)	(1,863)	(1,746)
Other income (charges):
Interest expense	(330)	(368)
Other (Note 1)	128	--
Total other income/(expense)	(202)	(368)

Net loss	$(2,065)	$(2,114)

Loss per share applicable to common stockholders:

Basic and diluted	$(0.01)	$(0.01)

Weighted Average shares outstanding – basic and diluted	207,914	200,191

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2016	192,253,005	$192	--	--	$246,272	$(257,597)	$(11,133)
Options issued as compensation					3		3
Common Stock issued for conversion of debt/interest	15,660,536	16			2,333		2,349
Series A Preferred Stock issued for conversion of debt/interest			5	--	5,083		5,083
Net loss						(2,114)	(2,114)
Balance at December 31, 2017	207,913,541	$208	5	--	$253,691	$(259,711)	$(5,812)
Restricted stock issued as compensation					2		2
Reversal of Series B Dividends						447	447
Net loss						(2,065)	(2,065)
Balance at December 31, 2018	207,913,541	$208	5	--	$253,693	$(261,329)	$(7,428)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,065)	$(2,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	6
Stock compensation expense	2	3
Write off of bad debt	2	--
Gain on write down of liabilities	(125)	--
Changes in assets and liabilities:
Trade accounts receivable	210	55
Prepaid expenses and other assets	(89)	(19)
Accounts payable and accrued expenses	(178)	497
Deferred revenue	6	(294)
Net cash used in operating activities	(2,234)	(1,866)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(4)
Net cash used in investing activities	(2)	(4)
Cash flows from financing activities:
Borrowings under short and long-term debt	2,402	1,873
Repayments of short and long-term debt	(125)	(38)
Net cash provided by financing activities	2,277	1,835
Net increase/(decrease) in cash	41	(35)
Cash at beginning of year	56	91
Cash at end of year	$97	$56

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Taxes	$5	$6
Interest	$90	$93

Non-Cash Investing and Financing Activities

2018

None.

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

Going Concern and Management Plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $2,065,000 for the year ended December 31, 2018, and has a history of operating losses. Management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash:

The Company places substantially all cash with various financial institutions. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2018, the Company did not exceed these insured amounts.

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

Accrued Other:

Accrued other at December 31, 2017 is primarily comprised of accrued dividends of $447,000. In fiscal year 2018, the Company reversed the accrued dividends in fiscal year 2018 that were associated with previously issued Series B preferred stock since there were no longer any outstanding Series B shareholders. The remaining balance is comprised of accrued tax, royalty, consulting and other.

Cost of Revenue:

The primary component of the Company’s cost of revenue for maintenance and services is compensation expense.

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $125,000 and $91,000 for the years ended December 31, 2018 and 2017, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred unless such costs meet the software capitalization criteria. Research and development expenses were approximately $991,000 and $1,071,000 for the years ended December 31, 2018 and 2017, respectively.

Other Income/(Charges):

Other income/(charges) in fiscal year 2018 consists primarily of a write off of certain liabilities deemed no longer payable in the amount of $125,000. These liabilities were deemed no longer payable as the statute of limitations obligated by the Company for these liabilities had lapsed.

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

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2018 and 2017, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2018	2017
Stock options	706,211	1,577,750
Warrants	20,333,620	228,004,448
Preferred stock	101,668,101	101,668,101
	122,707,932	331,250,299

Stock-Based Compensation:

The Company accounts for stock-based compensation to employees under ASC 718 “Compensation – Stock Compensation,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company did not grant any options in fiscal year 2018 and 2017. The Company granted 500,000 restricted stock units to certain employees in fiscal 2018. The Company recognized approximately $2,000 and $3,000 of stock-based compensation in fiscal year 2018 and 2017, respectively.

Recent Accounting Pronouncements:

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

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We expect to elect all of the new standard’s available transition practical expedients.

We expect that this standard will not have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant future effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating lease and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our real estate lease that is currently on a month to month lease. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. As our real estate lease is a short term lease, the adoption of this standard will not result in the Company recognizing any right of use asset or liability.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities (deferred revenue) totaled $454,000 and $460,000 as of January 1, 2018 and December 31, 2018, respectively. Revenue recognized from the contract liabilities for the 12 months ended December 31, 2018 was $426,000. The contract liability balances reflect the unrecognized transaction price.

Our net trade accounts receivables were $223,000 and $11,000 as of January 1, 2018 and December 31, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

NOTE 3.
ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2018	2017
Current trade accounts receivable	$11	$223

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2018	2017
Computer equipment	$138	$143
Furniture and fixtures	19	19
Office equipment	35	35
	192	197
Less: accumulated depreciation	(186)	(190)

	$6	$7

Depreciation expense of property and equipment was $3,000 and $6,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5.
DEBT

Debt and notes payable to related parties consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Note payable – asset purchase agreement (a)	$361	$421
Note payable – related parties (b)	3,512	1,170
Notes payable (c)	514	519
Total debt	4,387	2,110
Less current portion	411	1,220
Total long term debt	$3,976	$890

(a)
As part of a prior acquisition, the Company was subject to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to December 31, 2017 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2017 and December 1, 2017, respectively, were added. In April 2017, the maturity date was extended to January 1, 2019 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. As such, the Company has reclassed this debt to long term debt as of December 31, 2017. At December 31, 2017, the Company was indebted to SOAdesk for $421,303 in principal and approximately $43,000 in interest. At December 31, 2018, the Company was indebted to SOAdesk for $360,580 in principal and approximately $17,000 in interest and the principal has been reclassed to short term debt.

(b)
From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. In December 2018, the all outstanding notes were amended to a new maturity date of June 30, 2020 and as such have been reclassed as long term debt as of December 31, 2018. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes, in the aggregate amount of $50,000 of principal and $76,000 of interest and $50,000 of principal and $88,000 of interest, as of December 31, 2017 and December 31, 2018, respectively, bear interest between 10% and 36% per annum.

In March 2012 the Company entered into an unsecured promissory note with a private lender for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. Through a series of amendments, the note was amended to extend the maturity date to January 31, 2021 and a new principal balance of $498,500. Simultaneously a $30,000 principal payment was made to the lender. A new repayment schedule of quarterly principal and interest payments was added beginning in January 31, 2018 with a payment of $30,000. $25,000 quarterly principal and interest payments are required to be made beginning on April 30, 2018 through January 31, 2019. $40,000 principal and interest payments are required to be made on beginning on April 30, 2019 through October 31, 2020. Final payment of remaining principal and interest is due on January 31, 2021. The lender agreed to waive certain quarterly payments in fiscal 2018 as business conditions so warrant without triggering any default and that any deferred payments would be added to the next quarterly payment. At December 31, 2017, the Company was indebted to this private lender in the amount of $468,500 in principal and $21,000 in interest and has been reclassified as long term debt due to its maturity date of January 31, 2021. At December 31, 2018, the Company was indebted to this private lender in the amount of $464,350 in principal and $51,000 in interest.

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

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The evaluation was performed for the tax years 2016 through 2018, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2015. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest as of or during the period for the tax years 2018 and 2017. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2018	2017
Expected income tax benefit at statutory rate (34%)	$(434)	$(711)
State taxes, net of federal tax benefit	(101)	(85)
Effect of change in valuation allowance	(1,256)	(17,483)
Non-deductible expenses	1	1
Expired net operating loss carryforwards	1,386	--
Expired employee stock options	404	--
Impact of tax rate change	--	18,278
Total	$--	$--

Significant components of the net deferred tax asset at December 31 were as follows:

	2018	2017

Accrued expenses, non-tax deductible	$5	$5
Deferred revenue	119	118
Contingent payments	(538)	(538)
Stock compensation expense	--	403
Loss carryforwards	37,125	37,935
Depreciation and amortization	889	933
	37,600	38,856

Less: valuation allowance	(37,600)	(38,856)

	$--	$--

As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $143,307,000. The associated deferred tax asset related to these federal and state net operating loss carryforwards was $37,125,000. The net operating loss carryforwards expire between 2019 and 2037. The value of these carryforwards depends on our ability to generate taxable income. As of December 31, 2018 and 2017, we had deferred tax assets of $37,600,000 and $38,856,000 upon which we had a full valuation allowance. The net change in the valuation allowance of $18,300,000 for both federal and state deferred tax assets were due to the impact of the tax rate change.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2018 and 2017 since management does not believe that it is more likely than not that these assets will be realized.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Grants:

None.

Restricted Stock Units:

The Company issued 500,000 restricted stock units to certain employees in fiscal 2018. The Company is accounting for the stock compensation for the restricted shares using ASC 718 Compensation-Stock Compensation. The restricted stock vests on the two-year anniversary of the date of grant and the employee needs to still be employed at the time of vesting to receive the grant. The Company uses the Black Scholes calculation to determine the expense and records the expense over the life of the vesting period of each grant. The Company recorded approximately $2,000 in stock compensation expense in fiscal 2018 in relation to these grants.

The Company entered into an employment agreement with its Chief Revenue Officer, Mr. Todd Sherin, that included the granting of 5,000,000 restricted shares that vest over a three-year period and included meeting certain performance obligations. The Company is accounting for the stock compensation for the restricted shares using ASC 718 Compensation-Stock Compensation, specifically ASC 718-10-30-28, 718-10-55-10, and 718-10-55-61. Pursuant to these guidelines the Company is not obligated to record compensation expense until the point in time at which it is probable that Mr. Sherin would meet the performance obligation set forth in the agreement. At such time, the Company would record compensation expense by multiplying the amount of shares vesting at that point by the stock price on the effective date of the agreement. As of December 31, 2018, the Company determined that the probability of meeting these obligations was minimal and as such has not recorded any stock compensation expense for this restricted stock grant.

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

Activity for stock options issued under these plans for the years ending December 31, 2018 and 2017 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	2,832,212	0.05-0.51	$0.24
Granted	--	--	--
Forfeited	(389,102)	0.05-0.51	$0.30
Expired	(865,360)	0.51	$0.51
Balance at December 31, 2017	1,577,750	0.05-0.51	$0.08
Granted	--	--	--
Forfeited	(796,539)	0.05-0.09	$0.07
Expired	(75,000)	0.23	$0.23
Balance at December 31, 2018	706,211	0.05-0.11	$0.08	$0.00

There was no activity for non-vested stock options under these plans for the fiscal year ending December 31, 2018 and 2017.

There were no options granted in 2018 and 2017.

At December 31, 2018, there was no unrecognized compensation cost related to stock options.

At December 31, 2018 and 2017, options to purchase 706,211 and 1,577,750 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.05 to $0.11 . The following table summarizes information about stock options outstanding at December 31, 2018:

Exercise Price	Number Outstanding	Remaining Contractual Life for Options Outstanding	Number Exercisable	Weighted Average Exercise Price

$0.05-0.06	203,461	3.7	203,641	$0.06
0.07-0.09	452,750	1.6	452,750	0.09
0.10-0.11	50,000	1.2	50,000	0.11

	706,211	2.2	706,211	$0.08

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

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model. In accordance with ASC 815, these warrants are classified as equity. The warrants were issued in conjunction with certain promissory notes and the private investment in the Company’s shares. At December 31, 2018, there were 20,333,620 exercisable warrants outstanding at an exercise price of $0.07 per share.

	Number of Warrants	Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2016	207,859,113	$0.04-$0.20	$0.05
Issued	20,333,620	$0.07	$0.07
Exercised	--	--	--
Forfeited	(188,285)	$0.18	$0.18
Balance at December 31, 2017	228,004,448	$0.04-$0.20	$0.05
Issued	--	--	--
Exercised	--	--	--
Forfeited	(207,670,828)	$0.04-$0.20	$0.05
Balance at December 31, 2018	20,333,620	$0.07	$0.07

Accrued Dividends:

The Company reversed approximately $447,000 of accrued dividends associated with previously issued Series B preferred stock. The dividends were only payable to current shareholders of Series B if there was a liquidation of the Company or if approved by the Board of Directors. As an automatic conversion of all outstanding Series B preferred stock was approved by the Board of Directors in September 2015, the Company is no longer under any obligation to pay dividends to the former holders of the Series B preferred stock.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan. Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions. The Company opted not to make any matching contributions for 2018 and 2017.

NOTE 9. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2018, one customer accounted for 48% of operating revenues and one customer accounted for 100% of accounts receivable at December 31, 2018. In 2017, two customers accounted for 33% and 30%, respectively, of operating revenues and two customers accounted for 67% and 12% of accounts receivable at December 31, 2017.

In 2018, one vendor accounted for 68% of accounts payable at December 31, 2018. In 2017, one vendor accounted for 63% of accounts payable at December 31, 2017.

NOTE 10. RELATED PARTY INFORMATION

From time to time during 2017 through 2018, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2017, the Company was indebted to Mr. Steffens in the approximate amount of $1,170,000 of principal and $75,000 of interest. In December 2018, the all outstanding notes were amended to a new maturity date of June 30, 2020 and as such have been reclassed as long term debt as of December 31, 2018. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest.

In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The initial maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to January 1, 2019. Included in the last two amendments were four milestone payments of $62,500 each to be paid to interest first and then principal and payable on June 1, 2017, December 1, 2017, June 1, 2018, and December 1, 2018, respectively. The Company’s Chairman has agreed to personally guarantee these, and only these, milestone payments. At December 31, 2018, the Company was indebted to SOAdesk for $360,580 in principal and approximately $17,000 in interest.

Between July and October 2017, the Company entered into short-term notes payable totaling $38,000 with John Broderick, the Chief Executive Officer, for various working capital needs. The notes bore interest at 10%. The total principal and interest of $38,000 was paid in full between July and October 2017.

NOTE 11. COMMITMENTS AND EMPLOYMENT AGREEMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. The lease expired in October 2018 and the Company is currently on a month to month lease with the landlord as it negotiates a new long term lease.
Rent expense was $65,000 for each years ended December 31, 2018 and 2017, respectively.

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

Under the employment agreement between the Company and Mr. Sherin effective July 17, 2017, we agreed to pay Mr. Sherin an annual base salary of $150,000 and a commission of 15% on incremental operating revenue of new clients as designated in an exhibit in his agreement. If the Company terminates Mr. Sherin’s employment without cause, we agreed to pay Mr. Sherin an amount equivalent to three (3) months of Mr. Sherin’s then current base salary in equal semi-monthly installments over that three (3) month period following termination. If Mr. Sherin’s employment is terminated for any reason, Mr. Sherin has agreed that, for eighteen (18) months after such termination, he will not directly or indirectly solicit or divert business from us, assist any business in attempting to solicit or divert business from us, solicit or hire any person who was our employee during the employment agreement term, or assist any business in attempting to solicit or hire any person who was our employee during the employment agreement term.

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of December 31, 2018 and 2017.

NOTE 13. SUBSEQUENT EVENTS

In January 2019, the Company amended its promissory note with SOAdesk extending the maturity date from January 1, 2019 to March 31, 2019 and promising repayment of total outstanding principal amount of $360,580 and any outstanding interest. All other terms of the original promissory note and earlier amendments were still in effect.

 In first quarter of fiscal 2019, the Company entered into various notes payable totaling $460,000 with Mr. Steffens. The notes bear interest at 10% annually. They are unsecured and mature on June 30, 2020. Subsequent events have been evaluated through March 30, 2019.

In March 2019, the Company issued 4,250 of its Series A preferred stock to its Chairman, John Steffens as part of a conversion of debt and interest totaling $4,250,197. The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Due to the fact that the transaction was with Mr. Steffens, the Company’s Chairman of the Board, the Company determined that this was not an arm’s length agreement and as such has recorded the entire transaction through additional paid in capital.

In March 2019, the Company issued a Warrant to purchase up to 17,000,787 shares of the Company’s Common Stock at an exercise price of $0.05 per share to its Chairman, John L. Steffens, as part of his debt conversion of principal and interest totaling $4,250,197. The Warrant is exercisable for a period of ten years, and subject to customary anti-dilution provisions. The Company is obligated to reserve a sufficient number of shares of the Company’s common stock to enable the exercise of the Warrant.

The Company’s management, in consultation with its outside tax professionals, have determined that the stock conversion will not trigger an Internal Revenue Code Section 382 limitation.