Form 10-Q
period 2019-03-31
CICERO INC
filed 2019-05-15
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).
Yes ☐ No ☒

207,913,541 shares of common stock, $.001 par value, were outstanding as of May 5, 2019.

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Cicero Inc.

Part I.                        Financial Information

Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$41	$97
Trade accounts receivable	84	11
Prepaid expenses and other current assets	274	142
Total current assets	399	250
Property and equipment, net	7	6
Total assets	$406	$256
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Current portion of long term debt	$411	$411
Accounts payable	1,012	982
Accrued expenses:
Salaries, wages, and related items	1,324	1,363
Accrued interest	201	456
Other	80	36
Deferred revenue	574	460
Total current liabilities	3,602	3,708
Long term debt (Note 3)	544	3,976
Total liabilities	$4,146	$7,684
Commitments and Contingencies (Note 7 and 8) Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized 9,333 Series A shares issued and outstanding at March 31, 2019 and 5,083 issued and outstanding at December 31, 2018. $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized 207,913,541 issued and outstanding at March 31, 2019 and December 31, 2018	208	208
Additional paid-in capital	257,944	253,693
Accumulated deficit	(261,892)	(261,329)
Total stockholders' deficit	(3,740)	(7,428)
Total liabilities and stockholders' deficit	$406	$256

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Software	$112	$11
Maintenance	120	128
Services	50	65
Total operating revenue	282	204

Cost of revenue:
Software	5	--
Maintenance	42	43
Services	120	96
Total cost of revenue	167	139

Gross margin	115	65

Operating expenses:
Sales and marketing	97	81
Research and product development	268	236
General and administrative	199	203
Total operating expenses	564	520
Loss from operations	(449)	(455)

Other expense:
Interest expense	(114)	(65)
Total other expense	(114)	(65)

Net loss	$(563)	$(520)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and Diluted	207,913,541	207,913,541

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(563)	$(520)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1	1
Stock compensation expense	1	1
Bad debt expense	--	2
Changes in assets and liabilities:
Trade accounts receivable	(73)	89
Prepaid expenses and other current assets	(132)	(109)
Accounts payable and accrued expenses	138	(188)
Deferred revenue	114	425
Net cash used by operating activities	(514)	(299)

Cash flows from investing activities:
Purchases of equipment	(2)	(2)
Net cash used by investing activities	(2)	(2)

Cash flows from financing activities:
Borrowings under debt	460	510
Repayments of debt	--	(82)
Net cash generated by financing activities	460	428
Net increase/(decrease) in cash	(56)	127
Cash:
Beginning of period	97	56
End of period	$41	$183

Non-Cash Investing and Financing Activities:

During March 2019, the Company converted $3,892 of debt and $356 of interest to a related party lender by issuing 4,250 shares of its Series A preferred stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Three Months Ended March 31, 2019
(in thousands, except share amounts)

	Common Stock Shares Amount		Preferred Stock Shares Amount		Additional Paid-in Capital Accumulated (Deficit)	Accumulated Deficit	Total
Balance at December 31, 2017	207,913,541	$208	5,083	--	$253,691	$(259,711)	$(5,812)
Restricted stock issued as compensation					1		1
Net loss						(520)	(563)
Balance at March 31, 2018 (unaudited)	207,913,541	$208	5,083	--	$253,692	$(260,231)	$(6,331)

Balance at December 31, 2018	207,913,541	$208	5,083	--	$253,693	$(261,329)	$(7,428)
Restricted stock issued as compensation					1		1
Series A Preferred Stock issued for conversion of debt/interest			4,250	--	4,250		4,250
Net loss						(563)	(563)
Balance at March 31, 2019 (unaudited)	207,913,541	$208	9,333	--	$257,944	$(261,892)	$(3,740)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations. All such adjustments are of a normal, recurring nature.

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

Liquidity

Although the Company has incurred a net loss of approximately $563,000 for the three months ended March 31, 2019, and has a history of operating losses, management believes that the functionality of the Company’s products resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and a Warrant to purchase up to 17,000,787 shares of the Company’s Common Stock at an exercise price of $0.05 per share to its Chairman, John Steffens, as part of a conversion of debt and interest totaling $4,250,197 reducing its working capital deficiency. The Company has borrowed approximately $460,000 and $510,000 in 2019 and 2018, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 29, 2019, on our consolidated financial statements for the period ended December 31, 2018 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718. The plan expired in fiscal 2017 and as such no further options are available to grant. The Company did not recognize any stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively, in connection with outstanding options. The Company has no unrecognized stock-based compensation expense in connection with outstanding options as of March 31, 2019.

The Company recognized approximately $400 and $200 in stock-based compensation in connection with the restricted stock grants for the three months ended March 31, 2019 and 2018, respectively, in connection with restricted stock grants issued in fiscal 2018 to certain employees. The grants vest on the second anniversary of the grant date. The Company has approximately $2,100 of unrecognized stock-based compensation expense in connection with the restricted stock grants

The following table sets forth certain information as of March 31, 2019 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Options
Outstanding on December 31, 2018	706,211
Granted	--
Exercised	--
Forfeited	(25,000)
Outstanding on March 31, 2019	681,211

Weighted average exercise price of outstanding options	$0.08
Aggregate Intrinsic Value	$0
Shares available for future grants on September 30, 2018	--
Weighted average of remaining contractual life	2.0

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

The new standard was effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We elected all of the new standard’s available transition practical expedients.

This standard did not have a material effect on our financial statements. We believe the most significant future effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating lease and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for our real estate lease that is currently on a month to month lease. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. As our real estate lease is a short term lease, the adoption of this standard did not result in the Company recognizing any right of use asset or liability.

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities (deferred revenue) totaled $460,000 and $574,000 as of December 31, 2018 and March 31, 2019, respectively. Revenue recognized from the contract liabilities for the three months ended March 31, 2019 was $140,000. The contract liability balances reflect the unrecognized transaction price.

Our net trade accounts receivables were $11,000 and $84,000 as of December 31, 2018 and March 31, 2019, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

NOTE 3. DEBT

Debt and notes payable to related party consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Note payable – asset purchase agreement (a)	$361	$361
Note payable – related party (b)	80	3,512
Notes payable (c)	514	514
Total debt	955	4,387
Less current portion	(411)	(411)
Total long term debt	$544	$3,976

(a)
As part of a prior acquisition, the Company was subject to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to March 31, 2019 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. At December 31, 2018, the Company was indebted to SOAdesk for $360,580 in principal and approximately $17,000 in interest. At March 31, 2019, the Company was indebted to SOAdesk for $360,580 in principal and approximately $26,000 in interest and the principal has been reclassed to short term debt.

(b)
From time to time during 2017 through 2019, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. In December 2018, all outstanding notes were amended to a new maturity date of June 30, 2020 and as such were reclassed to long term debt. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and warrants to purchase up to 17,007,787 shares of the Company’s common stock at an excise price of $0.05 per share to convert the total obligation of $3,891,500 of principal and $358,697 of interest. At March 31, 2019, the Company was indebted to Mr. Steffens in the approximate amount of $80,000 of principal and $28,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes, in the aggregate amount of $50,000 of principal and $87,000 of interest and $50,000 of principal and $90,000 of interest, as of December 31, 2018 and March 31, 2019, respectively, bear interest between 10% and 36% per annum.

 In March 2012 the Company entered into an unsecured promissory note with a private lender for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. Through a series of amendments, the note was amended to extend the maturity date to January 31, 2021 and a new principal balance of $498,500. Simultaneously a $30,000 principal payment was made to the lender. A new repayment schedule of quarterly principal and interest payments was added beginning in January 31, 2018 with a payment of $30,000. $25,000 quarterly principal and interest payments are required to be made beginning on April 30, 2018 through January 31, 2019. $40,000 principal and interest payments are required to be made on beginning on April 30, 2019 through October 31, 2020. Final payment of remaining principal and interest is due on January 31, 2021. The lender agreed to waive certain quarterly payments in fiscal 2018 as business conditions so warrant without triggering any default and that any deferred payments would be added to the next quarterly payment. At December 31, 2018, the Company was indebted to this private lender in the amount of $464,350 in principal and $51,000 in interest and has been reclassified as long term debt due to its maturity date of January 31, 2021. At March 31, 2019, the Company was indebted to this private lender in the amount of $464,350 in principal and $55,000 in interest.

NOTE 4. INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the three months ended on March 31, 2019 and 2018. As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

NOTE 5. CONVERSION OF DEBT TO EQUITY

On March 26, 2019, the Company entered into agreement with John L. Steffens, the Chairman of the Board of Directors, to convert $3,891,500 of principal amount of debt and $358,697 of interest into 4,250 shares of the Company’s Series A Preferred Stock. Per the Certificate of Designation, the initial conversion of preferred stock to common equaled 85,003,934 of common stock of the Company at a price of $0.05 per share, subject to adjustment for stock dividends, stock splits and similar events. Additionally, Mr. Steffens was granted a warrant for 17,000,787 of the Company’s common shares at a price of $0.05 per share. The Company accounted for the transaction pursuant to Topic ASC 470-50, Modification and Extinguishment of Debt. Due to the fact that the transaction was with Mr. Steffens, the Company’s Chairman of the Board, the Company determined that this was not an arm’s length agreement and as such has recorded the entire transaction through additional paid in capital.

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options, warrants or convertible preferred stock to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options, warrants or convertible preferred stock were included in the calculation of loss per share for the three months ended March 31, 2019 and 2018.

NOTE 7. COMMITMENTS

In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. The lease expired in October 2018 and the Company is currently on a month to month lease. The Company is exploring relocation options in the remainder of 2019.

NOTE 8. CONTINGENCIES

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business including matters involving proprietary technology. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations. There was no active litigation against the Company as of March 31, 2019.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of March 31, 2019.

NOTE 9. SUBSEQUENT EVENTS

In May 2019, the Company entered into notes payable totaling $215,000 with Mr. Steffens. The notes bear interest at 10% per annum. The notes are unsecured and mature on June 30, 2020. The Company is obligated to repay the notes with the collection of any accounts receivables.

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

RESULTS OF OPERATIONS

The table below presents information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Total revenue	$282	$204
Total cost of revenue	167	139
Gross margin	115	65
Total operating expenses	564	520
Loss from operations	$(449)	$(455)

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

THREE MONTHS ENDED MARCH 31, 2019 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2018.

Total Revenues. Total revenues increased $78,000, or 38.2%, from $204,000 to $282,000, for the three months ended March 31, 2019 as compared with the three months ended March 31, 2018. The increase is due primarily to an increase in software revenue partially offset by lower maintenance and services revenue.

Total Cost of Revenue. Total cost of revenue increased by $28,000, or 20.1%, from $139,000 to $167,000 for the three months ended March 31, 2019, as compared with the three months ended March 31, 2018. The increase is due primarily to outside consulting expenses.

Total Gross Margin. Gross margin was $115,000, or 40.8%, for the three months ended March 31, 2019, as compared to the gross margin of $65,000, or 31.9%, for the three months ended March 31, 2018. The increase in gross margin is primarily due to the increase in sales.

Total Operating Expenses. Total operating expenses increased $44,000, or 8.5%, from $520,000 to $564,000 for the three months ended March 31, 2019, as compared with the three months ended March 31, 2018. The increase is primarily attributable to an increase in personnel costs partially offset by lower corporate insurance expense.

Software Products:
Software Product Revenue. The Company earned $112,000 in software product revenue for the three months ended March 31, 2019 as compared to $11,000 in software revenue for the three months ended March 31, 2018, an increase of $101,000. The increase is primarily due to timing of software sales.

Software Product Gross Margin. The gross margin on software products for the three months ended March 31, 2019 was 95.5% as compared with 100.0% for the three months ended March 31, 2018. The decrease was due to royalty expense in 2019.

Maintenance:
Maintenance Revenue. Maintenance revenue for the three months ended March 31, 2019 decreased by approximately $8,000, or 6.3%, from $128,000 to $120,000 as compared to the three months ended March 31, 2018. The decrease in maintenance revenue is primarily due to the decrease in maintenance renewals partially offset by the addition of new sales to customers in fiscal 2019.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended March 31, 2019 was $78,000 or 65.0% compared with $85,000 or 66.4% for the three months ended March 31, 2018. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin is due to the decrease in maintenance revenue.

Services:
Services Revenue. Services revenue for the three months ended March 31, 2019 decreased by approximately $15,000, or 23.1%, from $65,000 to $50,000 as compared with the three months ended March 31, 2018. The decrease is primarily due to a decrease from new services performed on existing customers.

Services Gross Margin Loss. Services gross margin loss was $70,000 or 140.0% for the three months ended March 31, 2019 compared with gross margin loss of $31,000 or 47.7% for the three months ended March 31, 2018. The increase in gross margin loss was primarily attributable to a decrease in services revenue.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended March 31, 2019 increased by approximately $16,000, or 19.8%, from $81,000 to $97,000 as compared with the three months ended March 31, 2018. The increase is primarily attributable to an adjustment of certain accruals in fiscal 2018 for personnel costs and higher outside consulting expenses.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $32,000, or 13.6%, from $236,000 to $268,000 for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in research and development costs for the quarter is primarily due to an adjustment of certain accruals in fiscal 2018 for personnel costs.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended March 31, 2019 decreased by approximately $4,000, or 2.0%, from $203,000 to $199,000 as compared to the three months ended March 31, 2018. The decrease is primarily due to lower corporate insurance and outside consulting expenses.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first quarter of 2019 and 2018. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded a net loss of $563,000 for the three months ended March 31, 2019 as compared to a net loss of $520,000 for the three months ended March 31, 2018. The increase in net loss is primarily due to the increase operating expenses partially offset by the increase in total revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents decreased $56,000 to $41,000 at March 31, 2019 from $97,000 at December 31, 2018. The decrease is primarily attributable to the expenses in the first three months of 2019 partially offset by the revenue generated in the first three months of 2019 and short term borrowings.

Net cash used by Operating Activities. Cash used by operations for the three months ended March 31, 2019 was $514,000 compared to $299,000 for the three months ended March 31, 2018. Cash used by operations for the three months ended March 31, 2019 was primarily due to the net loss from operations of $563,000 and an increase in accounts receivable of $73,00 and prepaid expenses of $132,000 partially offset by depreciation expense of $1,000, stock compensation expense of $1,000, an increase of accounts payable and accrued expenses of $138,000 and an increase in deferred revenue of $114,000.

Net cash used in Investing Activities. The Company had $2,000 in purchases of equipment in the three months ended March 31, 2019 and March 31, 2018, respectively.

Net cash generated by Financing Activities. Net cash generated by financing activities for the three months ended March 31, 2019 was approximately $460,000, compared to $428,000 for the three months ended March 31, 2019. Cash generated by financing activities for the three months ended March 31, 2019 was comprised primarily from short term borrowings of $460,000.

Liquidity

The Company funded its cash needs during the three months ended March 31, 2019 with cash on hand from December 31, 2018, the revenue generated in the first three months of 2019, and short term borrowings.

From time to time during 2017 through 2019, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. In December 2018, all outstanding notes were amended to a new maturity date of June 30, 2020 and as such were reclassed to long term debt. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and warrants to purchase up to 17,007,787 shares of the Company’s common stock at an excise price of $0.05 per share to convert the total obligation of $3,891,500 of principal and $358,697 of interest. At March 31, 2019, the Company was indebted to Mr. Steffens in the approximate amount of $80,000 of principal and $28,000 of interest.

Although the Company has incurred a net loss of approximately $563,000 for the three months ended March 31, 2019, and has a history of operating losses, management believes that the functionality of the Company’s products resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and a Warrant to purchase up to 17,000,787 shares of the Company’s Common Stock, at an exercise price of $0.05 per share, to its Chairman, John Steffens as part of a conversion of debt and interest totaling $4,250,197 reducing its then working capital deficiency. The Company has borrowed approximately $460,000 and $510,000 in 2019 and 2018, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CICERO INC.

Date: May 15, 2019	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial and Accounting Officer