Form 10-K
period 2019-12-31
CICERO INC
filed 2020-03-27
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(919) 380-5000
(Registrant’s telephone number, including area code)
_____________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	-	-

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Aggregate market value of the outstanding shares of common stock held by non-affiliates of the Registrant as of June 28, 2019 was approximately $1,289,719 based upon the closing price quoted on the Over The Counter Bulletin Board.

There were 208,019,141 shares of common stock outstanding as of March 22, 2020.

Documents Incorporated by Reference: None

CICERO INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

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

The Company focuses on the activity intelligence, process intelligence and customer experience management market with emphasis on desktop analytics and automation with its Intelligent Analytics Platform (IAP). Activity intelligence captures what employees are doing, what resources they are using and how long an activity may take. Process intelligence captures the workflows that are being utilized and identifies any bottlenecks that exist within those workflows.

Cicero collects desktop activity leveraging a suite of sensors. Cicero IAP is a lightweight and configurable tool to collect activity and application performance data and track business objects across time and across multiple users as well as measure against a defined "expected" business process flow, either for analysis or to feed a third-party application.

Cicero’s IAP is a measurement and analytics solution that collects and presents high value information about quality, productivity, compliance, and revenue from frontline activity to target areas for improvement. Powered by Cicero’s Deep Sensor Technology including our System Sensors, our Session Sensors, our Activity Sensors and our Process Sensors, Cicero Insight collects activity data about the applications and workflows being used and makes it readily available for analysis and action to the business community.

Cicero Automation delivers all the features of the Cicero IAP product as well as desktop automation for enterprise contact center and back office employees.  Leveraging existing IT investments Cicero Automation integrates applications, automates workflow, and provides control and adaptability at the end user desktop.

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

Some of the companies that have implemented or are implementing the Company’s software solutions include CitiCorp, Nationwide Financial Services, First Tennessee Bank, Assurant, JP Morgan Chase, Convergys, Delta Dental of New Jersey, C.H. Robinson and UBS. We have also sold our products to healthcare, banking, and government users.

Cicero Inc. was incorporated in New York in 1988 as Level 8 Systems, Inc. and re-incorporated in Delaware in 1999. It was renamed to Cicero, Inc. in 2007. Our principal executive offices are located at 8000 Regency Parkway, Suite 542, Cary, NC 27518 and our telephone number is (919) 380-5000. Our web site is www.ciceroinc.com.

Products

The Company’s software products deliver desktop activity intelligence and process intelligence to improve business performance. All of our products - Cicero Intelligent Analytics Platform and Cicero Automation - leverage existing technologies by securely collecting desktop activity data and automating redundant, manual processes, improving business processes and the user experience.

Cicero Intelligent Analytics Platform (IAP)
Cicero IAP collects activity and application performance data and tracks business objects across time and across multiple users, as well as measures against a defined "expected" business process flow, either for analysis or to feed a third-party application. Cicero IAP is invisible to the end user – it gathers data about what they do, what applications they run, how those applications are used, the health of their computer and the type of data they are working on that the company is interested in. These data are collected and stored centrally and can be tracked in real-time or via deferred processing.

Cicero IAP is a measurement and analytics solution that collects and presents high value information about quality, productivity, compliance, and revenue from frontline activity to target areas for improvement. Using a set of configurable sensors at the employees’ desktop Cicero IAP collects activity data about the applications, when and how they are used and makes it readily available for analysis and action to the business community. Cicero IAP:
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
●
Combines proprietary Machine Learning with both process and relational data mining to generate predictive analytics

Companies are using Cicero IAP to:
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
●
Identify the next best action for the agent
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

Verint, UBS, Inc. and Delta Dental each accounted for more than ten percent (10%) of our operating revenue in fiscal 2019. CH Robinson, Nationwide, UBS, Inc. and Verint each accounted for more than ten percent (10%) of our operating revenue in fiscal 2018.

Sales and Marketing

Sales

An important element of our sales strategy is to supplement our direct sales force by expanding our relationships with third parties to increase market awareness and acceptance of our business integration software solutions. As part of these relationships, we continue to jointly sell and implement our software solutions with strategic partners such as systems integrators and embed our software along with other products through reseller relationships.  We provide training and other support necessary to systems integrators and resellers to aid in the promotion of our products.  To date we have entered into technology partnerships for integrated business solutions with Teleopti, Avaya/KnoahSoft, NICE and Heartcore. In addition, we have entered into strategic partnerships with Verint and Convergys. These organizations have relationships with existing customers or have access to organizations requiring top secret or classified access.  In addition, several of these partners can bundle our software with other software to provide a comprehensive solution to customers.  We are not materially dependent on any of these organizations. Generally, our agreements with such partners provide for price discounts based on their sales volume, with no minimum required volume. The Company adopted ASU 2014-09 Revenue from Contacts with Customers (Topic 606) as of January 1, 2018. Based on the evaluation the Company performed on its customer contracts, the adoption did not have a material impact on the Company’s financial position, results of operations, cash flow, accounting policies, business processes, internal controls or disclosures.

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

Research and Product Development

We incurred research and development expense of approximately $1,147,000 and $991,000 in 2019 and 2018, respectively.

Cicero Intelligent Analytics Platform and Cicero Automation are products that exist in a rapidly changing technology environment and as such, it is imperative to constantly enhance the features and functionality of these products. Our budget for research and development is based on planned product introductions and enhancements. Actual expenditures, however, may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

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

We compete with companies that utilize varying approaches to Robotic Process Automation and Activity and Process Analytics:

●
Robotic Process Automation software replicates and then automates highly repetitive and rules based activities otherwise manually completed by a person resource. This automation may be completed at the event level or end-to-end. Competitors include UIPath, Blue Prism, Automation Anywhere and Pegasystems.

●
Activity and Process Analytics software listens for human activities in real time and then stores this activity for analysis. Applying Machine Learning to this data enables more sophisticated analysis and greater scale, which results in use cases including process mapping and improvement, fraud detection and social dynamics. Competitors include Celonis, ABBYY, PAFNow.

Our product continues to compete with the customer support focused platforms including NICE and Verint, but to a lesser extent due to our specialization in the Smart Analytics space. Consolidation across the industry continues as RPA startups mature and look toward acquisitions for continued growth. We expect additional competition from other established and emerging companies. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Many of our current competitors have greater name recognition, a larger installed customer base and greater financial, technical, marketing and other resources than we have.

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

Employees

As of December 31, 2019, we employed 14 full-time employees. Our employees are not represented by a union or a collective bargaining agreement.

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

We experienced operating losses and net losses for each of the years from 2005 through 2019. We incurred a net loss of $1.6 million and $2.1 million for fiscal 2019 and 2018, respectively.  As of December 31, 2019, we had a working capital deficit of $4.4 million. Our ability to generate positive cash flow is dependent upon sustaining certain cost reductions and generating sufficient revenues. If we are unable to generate positive cash flow, our results of operations and financial condition may be adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated March 27, 2020 on our consolidated financial statements for the period ended December 31, 2019 included an emphasis of matter paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our recurring losses from operations and working capital deficit. Our ability to continue as a going concern will be determined by our ability to secure customer contracts that will drive sufficient cash flow to sustain our operations and/or raise additional capital in the form of debt or equity financing. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our inability to obtain sufficient capital either through internally generated cash or through the use of equity or debt offerings could impair the growth of our business.

Historically, we have relied on equity and debt offerings, borrowings and operating cash flows to finance our working capital requirements. Reliance on internally generated cash to finance our operations could substantially limit our operational and financial flexibility. We have experienced negative cash flows from operations for a number of years, including the past three years. To the extent that we have insufficient operating cash flows, our ability to finance our operations may be limited by the extent to which we are able to raise capital through debt or equity financings. The extent to which we will be able to use shares of capital stock will depend on the market value of our capital stock from time to time and the willingness of potential investors to invest in our company. Using shares of capital stock for this purpose also may result in significant dilution to our than existing stockholders. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. Besides, our ability to obtain external financing is subject to a number of uncertainties, including:

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

The Company’s future revenues are entirely dependent on acceptance of Cicero’s products. The Company has experienced negative cash flows from operations for a number of years, including the past three years. At December 31, 2019, the Company had a working capital deficiency of $4.4  million. In order to generate sufficient revenues to sustain its operations, the Company will need to attract more accounts in the near future.

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

Different competitive approaches or internally developed solutions to the same business problem could delay or prevent adoption of Cicero Intelligent Analytics Platform and Cicero Automation.

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

Cicero Automation is designed to address in a novel way the problems that large companies face integrating the functionality of different software applications by integrating these applications at the desktop. The market is currently referred to as Robotic Processing Automation (RPA). Robotic Process Automation software replicates and then automates highly repetitive and rules based activities otherwise manually completed by a person resource. This automation may be completed at the event level or end-to-end. Competitors include UIPath, Blue Prism, Automation Anywhere and Pegasystems. There can be no assurance that our potential customers will determine that Cicero Automation’s desktop integration methodology is superior to RPA solutions provided by the competitors described above in addressing this business problem. Moreover, the information systems departments of our target customers, large financial institutions, are large and may elect to attempt to internally develop an internal solution to this business problem rather than to purchase the Cicero Automation product.

Accordingly, we may not be able to provide products and services that compare favorably with the products and services of our competitors or the internally developed solutions of our customers. These competitive pressures could delay or prevent adoption of Cicero Intelligent Analytics Platform or Cicero Automation or require us to reduce the price of our products, either of which could have a material adverse effect on our business, operating results and financial condition.

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

PART II

Item 5. Market For Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board. In January 2007, we formally changed our name to Cicero Inc. and now trade under the ticker CICN. The chart below sets forth the high and low stock prices for the quarters of the fiscal years ended December 31, 2019 and 2018.

	2019		2018
Quarter	High	Low	High	Low
First	$0.01	$0.01	$0.02	$0.01
Second	$0.01	$0.01	$0.01	$0.01
Third	$0.01	$0.01	$0.02	$0.01
Fourth	$0.01	$0.01	$0.01	$0.01

The closing price of the common stock on March 21, 2020 was $0.01 per share.

Dividends and Record Stockholders

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As of March 22, 2020, we had 226 registered stockholders of record.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2019, about shares of Common Stock outstanding and available for issuance under the Company’s existing equity compensation plans: the 2007 Cicero Stock Option Plan and the Outside Director Stock Option Plan.

Plan Category	Number of Securities tobe issued upon exercise of outstanding options	Weighted-averageexercise price of outstanding options	Number of securitiesremaining available underequity compensation plans(excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	681,211	$0.08	-0-
Equity compensation plans not approved by stockholders	-0-	--	-0-

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

The Software product segment is comprised of the Cicero Intelligent Analytics Platform and Cicero Automation products. Cicero IAP delivers desktop analytics and reporting for the enterprise.  Cicero IAP collects activity and application performance data and tracks business objects across time and across multiple users as well as measures against a defined "expected" business process flow, either for analysis or to feed a third-party application.  Cicero IAP is a measurement and analytics solution that collects and presents high value information about quality, productivity, compliance, and revenue from frontline activity to target areas for improvement. Using a set of configurable sensors at the employees’ desktop Cicero IAP collects activity data about the applications, when and how they are used and makes it readily available for analysis and action to the business community. Cicero Automation enables businesses to transform human interaction across the enterprise. Cicero Automation enables the flow of data between different applications, regardless of the type and source of the application, eliminating redundant entry and costly mistakes. Cicero Automation automates up and down-stream process flows, enforcing compliance and optimizing handle time, reducing training time and enabling delivery of best in class service. Cicero Automation captures real-time information about business processes at the desktop, allowing organizations to spot trends and forecast problems before they occur.

Results of Operations

The following table sets forth, for the years indicated, the Company's results of operations expressed as a percentage of revenue and presents information for the three categories of revenue.

	Years Ended December 31,
	2019	2018
Revenue:
Software	52.1%	7.8%
Maintenance	31.8%	57.8%
Services	16.1%	34.4%
Total	100.0%	100.0%

Cost of revenue:
Software	0.3%	0.1%
Maintenance	10.2%	18.6%
Services	28.4%	48.3%
Total	38.9%	67.0%

Gross margin	61.1%	33.0%

Operating expenses:
Sales and marketing	26.8%	51.0%
Research and product development	74.7%	117.3%
General and administrative	47.5%	85.2%
Total	149.0%	253.5%

Loss from operations	(87.8)%	(220.5)%
Other income/(expense), net	(16.9)%	(23.9)%
Net loss	(104.8)%	(244.4)%

The following table sets forth data for total revenue for operations by geographic origin as a percentage of total revenue for the periods indicated:

	2019	2018
United States	50%	88%
Europe	50%	12%
	100%	100%

 Years Ended December 31, 2019 and 2018

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

Total revenues for the year ended December 31, 2019 increased 81.8% or $691,000 from $845,000 in 2018 to $1,536,000 in 2019. The increase in revenues in 2019 is due primarily to the increase in software sales revenue partially offset by a decrease in consulting revenue.

Software Products. Software products revenue for the year ended December 31, 2019 increased 1,113.6% or $735,000 from $66,000 in 2018 to $801,000 in 2019. The increase is primarily due to additional licenses ordered from a current customer in 2019.

The gross margin on software products was 99.4% and 98.5 % for the years ended December 31, 2019 and 2018, respectively.

The Company expects to see an increase in software sales coupled with improving margins on software products as Cicero Intelligent Analytics Platform and Cicero Automation gain acceptance in the marketplace. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. Using data and analytics to drive change in an organization begins with capturing that data. We believe that this approach is being embraced by the Company’s prospects. In addition, the Company and its products continue to be recognized in the marketplace with technology and partnership awards.

Maintenance. Maintenance revenues for the years ended December 31, 2019 and 2018 remained constant at $488,000.

Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The Company experienced a gross margin on maintenance products of 68.0% and 67.8% for 2019 and 2018, respectively.

Maintenance revenues are expected to increase as a result of our expected increase in software sales of the Cicero Discovery, Cicero Insight and Cicero Automation products. The cost of maintenance as a percentage should decrease slightly.

Services. Services revenue for the year ended December 31, 2019 decreased 15.1% or $44,000 from $291,000 in 2018 to $247,000 in 2019. The decrease in services revenues in 2019 is primarily attributable to a decrease in paid consulting engagements with existing customers.

Cost of services primarily includes personnel and travel costs related to the delivery of services. Services gross margin loss was (76.5%) and (40.2%) for 2019 and 2018, respectively. The increase in gross margin loss in 2019 was primarily attributable to the decrease in consulting revenue.

Services revenues are expected to increase as the Cicero Discovery, Cicero Insight, and Cicero Automation products gain acceptance.

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as industry conference participation and promotional expenses. Sales and marketing expenses decreased 4.4% or $19,000 from $431,000 in 2018 to $412,000 in 2019. The decrease is primarily attributable to lower headcount partially offset by higher and outside professional services.

Sales and marketing expenses are expected to increase as the Company adds variable compensation based on sales.

Research and Development. Research and development expenses primarily include personnel costs for product authors, product developers and product documentation and related overhead. Research and development expense increased 15.7% or $156,000 to from $991,000 in 2018 to $1,147,000 in 2019. The increase in costs is primarily due to an increase in outside professional services partially offset by lower headcount.

The Company intends to continue to make a significant investment in research and development while enhancing efficiencies in this area.

General and Administrative. General and administrative expenses consist of personnel costs for the executive, legal, financial, human resources, investor relations and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses increased 1.3% or $9,000 from $720,000 in 2018 to $729,000 in 2019. The increase is primarily attributable to an increase in personnel costs partially offset by a decrease in corporate insurance expenses.

General and administrative expenses are not expected to increase in 2020.

Provision for Taxes. The Company’s effective income tax rate for continuing operations differs from the statutory rate primarily because an income tax benefit was not recorded for the net loss incurred in 2019 and 2018. Because of the Company’s inconsistent earnings history, the deferred tax assets have been fully offset by a valuation allowance.

Other Income/(Loss). Other income (net) decreased $128,000 from other income of $128,000 in 2018 to zero in 2019. The decrease is primarily due to income from the write off of old liabilities of approximately $125,000 in fiscal 2018.

Interest expense decreased $70,000 from $330,000 in 2018 to $260,000 in 2019 due a decrease in overall total debt outstanding during fiscal 2019 as compared to 2018.

Net Loss. Net loss decreased $456,000 from a net loss of $2,065,000 in 2018 to a net loss of $1,609,000 in fiscal 2019. The decrease in net loss is primarily due to an increase in total revenue.

Impact of Inflation. Inflation has not had a significant effect on the Company’s operating results during the periods presented.

Liquidity and Capital Resources

Operating and Investing Activities

The Company’s cash was $17,000 on December 31, 2019 compared with $97,000 on December 31, 2018, a decrease of $80,000. The Company incurred a net loss of $1,609,000 for the year ended December 31, 2019 compared to net loss of $2,065,000 for the previous fiscal year. The Company has experienced negative cash flows from operations for fiscal 2019 and 2018. At December 31, 2019, the Company had a working capital deficiency of $4,389,000.

Operating activities utilized $1,972,000 in cash, which was primarily comprised of the loss from operations of $1,609,000, an increase in accounts receivable of $52,000, an increase in prepaid expenses of $69,000, a decrease in trade payables and other accruals of $5,000 and a decrease of deferred revenue of $243,000. This was offset by non-cash charges for depreciation of $4,000 and stock-based compensation expense of $2,000.

 During 2019, the Company utilized approximately $4,000 in cash updating the Company’s network and computer equipment.

Financing Activities

The Company funded its cash needs during the year ended December 31, 2019 with cash on hand from December 31, 2018, the revenue generated in fiscal 2019, and through the use of proceeds from short-term borrowings in the amount of $1,896,000, net of repayments.

From time to time during 2017 through 2019, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of December 31, 2018. In December 2018, all outstanding notes were amended to a new maturity date of June 30, 2020 and as such were reclassed to long term debt. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and warrants to purchase up to 17,007,787 shares of the Company’s common stock at an excise price of $0.05 per share to convert the total obligation of $3,891,500 of principal and $358,697 of interest. At December 31, 2019, the Company was indebted to Mr. Steffens in the approximate amount of $1,575,000 of principal and $97,000 of interest.

  Although the Company has incurred an operating loss of approximately $1,609,000 for the year ended December 31, 2019, and has a history of operating losses, management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. The Company has borrowed $1,955,000 and $2,402,000 in 2019 and 2018, respectively.   Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 27, 2020, on our consolidated financial statements for the period ended December 31, 2019 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Leases. As of January 1, 2019, we account for leases under the new codification under Financial Account Standards Board Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for our real estate lease that is currently on a month to month lease. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. As of December 31, 2019, the Company reevaluated the lease under the guidance of Topic 842 and estimated an expected term of one year for analysis under Topic 842. Under the new standard, the Company’s lease liability is based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability. The Company recognized on ROU asset and liability of approximately $63,000 as of December 31, 2019. We believe the most significant future effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating lease and (2) providing significant new disclosures about our leasing activities. We will continue to assess our lease obligations and determine whether adjustments need to be made to our right-of-use assets and liabilities.

Valuation of Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent that it is more likely than not, that we will be unable to utilize deferred income tax assets in the future. At December 31, 2019, we had a valuation allowance of $35,490,000 against $35,490,000 of gross deferred tax assets. We considered all of the available evidence to arrive at our position on the net deferred tax asset; however, should circumstances change and alter our judgment in this regard, it may have an impact on future operating results.

At December 31, 2019, the Company has net operating loss carryforwards of approximately $135,587,000 which may be applied against future taxable income. These carryforwards will expire at various times between 2020 and 2037.

Recent Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for our real estate lease that is currently on a month to month lease. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. As of December 31, 2019, the Company reevaluated the lease under the guidance of Topic 842 and estimated an expected term of one year for analysis under Topic 842. Under the new standard, the Company’s lease liability is based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability. The Company recognized on ROU asset and liability of approximately $63,000 as of December 31, 2019. (See Note 4)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this item appears beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, management completed an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and has determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.

(d) Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there has been no change in our internal control over our financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position(s)
John L Steffens	78	Director and Chairman
John Broderick	70	Director and Chief Executive Officer/Chief Financial Officer
Benjamin L. Rosenzweig	34	Director
Mark Landis	78	Director
Don Peppers	69	Director
Todd Sherin	46	Chief Revenue Officer

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

Mark Landis
Director since July 2005.

Mr. Landis has been a Director of the Company since July 2005.  Mr. Landis retired in 2003 from Siemens Building Technologies where he had served as President of the North American Security Division.  Previously he was CEO of Security Technologies Group from 1988 to 2001, when it was sold to Siemens Building Technologies.  In 2008 he became Chairman of Dataflow Technologies, Inc., and continues in that role.  From 1982 to 1988 he was CEO of CASI, a developer of access control security systems.  CASI is now part of General Electric.   Mr. Landis earned a B.A. from Cornell University, a Juris Doctorate from the University of Pennsylvania and a Chartered Property and Casualty Underwriter (CPCU) degree from the American Institute for Property and Liability Underwriters. We believe Mr. Landis' qualifications to serve on our Board of Directors include his experience in leading enterprises and his experience as a senior executive.

Don Peppers
Director since June 2007.

Mr. Peppers has been a Director since June 20, 2007.  Mr. Peppers formed Marketing 1:1, Inc. in January 1992 which became Peppers & Rogers Group, a customer-centered management consulting firm with offices located in the United States, Europe, the Middle East, Latin America and South Africa.  He has written or co-authored eleven books on marketing, sales, and customer relationships issues.  Peppers & Rogers Group is now a unit of TTEC (formerly “TeleTech”), a business process outsourcer based in Denver, Colorado.  In 2016 Mr. Peppers left TTEC and formed CX Speakers, LLC, to deliver workshops, keynote addresses, and high-level consulting services to business clients.  From October 1990 to January 1992, Mr. Peppers was the Chief Executive Officer of Perkins/Butler Direct Marketing, a top-20 U.S. direct-marketing agency.  Prior to marketing and advertising, he worked as an economist in the oil business and as the director of accounting for a regional airline. Mr. Peppers holds a Bachelor's Degree in astronautical engineering from the U.S. Air Force Academy, and a Master's Degree in public affairs from Princeton University's Woodrow Wilson School.  We believe Mr. Peppers’ qualifications to serve on our Board of Directors include his years of experience providing strategic advisory services to organizations.

Todd Sherin

Mr. Sherin has been the Chief Revenue Officer of the Company since July 2017 where he oversees Sales and Marketing, in addition to Operations, including Product Strategy and Development. Prior to his role at Cicero, Inc., from 2013 to 2017, Mr. Sherin founded Wysk, LLC a Contact Center focused Systems Integrator. Under his leadership, the boutique SI/VAR became a premier Workforce Optimization specialist firm and was successfully sold to a Pan American Value-Added Reseller. Previously, Mr. Sherin held multiple technical and sales roles at Anexinet, Capgemini, Pfizer and IHS Markit.  Mr. Sherin received his B.A. degree in International Relations from University of Pennsylvania.

There are no family relationships between or among the above directors or executive officers.

Audit Committee

The Audit Committee is composed of Mark Landis. The responsibilities of the Audit Committee include the appointment of, retention, replacement, compensation and overseeing the work of the Company’s independent accountants and tax professionals. The Audit Committee reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls. The Audit Committee met formally four times during our fiscal year ended December 31, 2019. Mr. Landis attended every meeting while appointed to the Audit Committee. The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 5605(a)(2) of The NASDAQ Stock Market’s listing standards. Mr. Landis is an “audit committee financial expert” due to his experience as a senior executive.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations all Section 16(a) reports were filed in a timely manner during the fiscal year ended December 31, 2019.

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
●
Long-term equity incentive compensation; and
●
Other benefits

Base Salary

The Company provides our executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The Board considered the scope and accountability associated with each executive officer’s position and such factors as the performance and experience of each executive officer, individual leadership and level of responsibility when approving the base salary levels for fiscal year 2019.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation for our executive officers is designed to reward performance against key corporate goals and for certain of our executives for performance against individual business development goals. Our executive officers’ incentive targets are designed to motivate management to exceed specific goals related to profitability objectives. We believe that these metrics correlate to stockholder value and individual performance. Our Chief Executive Officer did achieve a non-equity bonus of $25,000 in fiscal 2019 but did not achieve a non-equity bonus in fiscal 2018. Our Chief Revenue Officer did not achieve a non-equity bonus in fiscal 2019 or 2018.

Our Chief Executive Officer, Mr. Broderick, is eligible for non-equity incentive plan compensation with a target bonus of $75,000 for achieving targeted pretax income for fiscal 2020.

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

The following summary compensation table sets forth the compensation earned by all persons serving as the Company’s executive officers during fiscal years 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Non- Equity Incentive Plan Compensation	All Other Compensation (3)	Total
John P. Broderick	2019	$175,000(1)	--	$25,000(2)	$2,438	$202,438
Chief Executive Officer, Chief Financial Officer, Corporate Secretary	2018	$175,000(1)	--	--	$2,404	$177,404

Antony Castagno	2019	--	--	--	--	--
Chief Technology Officer (4)	2018	$104,166	--	--	$802	$104,968

Todd Sherin	2019	$220,000	--	--	$28,241	$248,241
Chief Revenue Officer	2018	$150,000	--	--	$26,317	$176,317

(1)
Mr. Broderick is currently deferring $25,000 of his annual salary which commenced in July 2013.

(2)
Non-equity incentive plan compensation for Mr. Broderick includes a bonus for certain revenue transactions earned during fiscal year ended December 31, 2019. The revenue transaction was the acceptance of the first contract greater than $300,000 for each fiscal year.

 (3)
Other compensation includes the Company’s portion of major medical insurance premiums and long-term disability premiums for named executives during fiscal years ended December 31, 2019 and 2018, respectively.

(4)
Mr. Castagno’s employment with the Company was terminated on January 15, 2018.

Grants of Plan Based Awards

The Company did not award any stock options to the named executives during fiscal 2019 and 2018. The Company did not award any stock appreciation rights (SARs) during fiscal 2019 and 2018.

The following table presents the number and values of exercisable options as of December 31, 2019 by the named executive.

Outstanding Equity Awards at December 31, 2019

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (Vested)	Number of Securities Underlying Unexercised Unearned Options# Unexercisable (Unvested)	Option Exercise price ($)	Option Expiration date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
John P. Broderick	75,000(1)	--	$0.09	08/20/2020
					549,630(2)	$4,837
					1,500,000(3)	$13,200

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

Options Exercised and Stock Vested

The named executives did not exercise any options during the year ended December 31, 2019. Mr. Broderick has 75,000 outstanding options at December 31, 2019. Mr. Sherin has never been granted any stock options.

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

Estimated Payments and Benefits Upon Termination

The amount of compensation and benefits payable to the named executive officers has been estimated in the table below and assumes a termination date of December 31, 2019. Since all options held by the executives are out-of-the-money, we have not estimated any value for option acceleration. Deferred compensation reflects amounts voluntarily deferred from salaries during fiscal 2012 through 2019 that had not been paid in fiscal 2019.

	Base Salary	Restricted Shares Award	Deferred Compensation	Total Compensation and Benefits
John P. Broderick
Death	$--	$18,037	$347,322	$365,359
Disability	--	18,037	347,322	365,359
Involuntary termination without cause	175,000	18,037	347,322	540,359
Change in Control	175,000	18,037	347,322	540,359
Todd Sherin
Death	$--	$--	$--	$--
Disability	--	--	--	--
Involuntary termination without cause	37,500	--	--	37,500
Change in Control	37,500	--	--	37,500

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

Director Compensation

No cash or non-cash compensation was paid during fiscal 2019 by us to our non-employee directors who served during fiscal 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 26, 2020 with respect to beneficial ownership of shares by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) the executive officers of the Company named in the Summary Compensation Table (the “Named Executives”) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each person listed is c/o Cicero Inc., 8000 Regency Parkway, Suite 542, Cary, North Carolina 27518.

The chart is based on 208,019,141 common shares outstanding as of March 26, 2020. Beneficial ownership is determined in accordance with Rule 13-3(d) promulgated by the SEC under the Securities Exchange Act of 1934. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by such persons.

Name of Beneficial Owner	No. of Common Shares	% of Class	No. of Series A Shares	% of Class	% of Combined Class
John L. Steffens (1)	344,948,943	64.5%	9,333	100%	77.9%
Privet Fund Management LLC (2)	18,250,000	8.8%	--		4.6%
Mark and Carolyn P. Landis (3)	5,479,853	2.6%	--		1.4%
Don Peppers (5)	3,172,179	1.5%	--		*
John P. Broderick (6)	2,127,608	1.0%	--		*
Benjamin Rosenzweig	--	*	--		*
Todd Sherin	--	*	--		*
Antony Castagno/SOAdesk LLC(4)	17,660,536	8.5%	--		4.5%
All current directors and executive officers as a group (6 persons) (7)	355,728,583	68.3%	9,333	100%	80.2%

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

6.
Includes 3,248 shares of common stock. 75,000 shares subject to stock options exercisable within sixty (60) days and 2,049,360 shares of restricted stock that is awarded upon termination or change of control.

7.
Includes shares issuable upon exercise of options and warrants as described in above Notes for each director and officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from Related Parties

From time to time during 2017 through 2019, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of June 30, 2018. In June 2018, all outstanding notes were amended to a new maturity date of December 31, 2018. In December 2018, all outstanding notes were amended to a new maturity date of June 30, 2020 and as such were reclassed to long term debt. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and warrants to purchase up to 17,007,787 shares of the Company’s common stock at an excise price of $0.05 per share to convert the total obligation of $3,891,500 of principal and $358,697 of interest. At December 31, 2019, the Company was indebted to Mr. Steffens in the approximate amount of $1,575,000 of principal and $97,000 of interest.

Director Independence

Our Board of Directors currently consists of five members. They are John L. Steffens, John P. Broderick, Benjamin Rosenzweig, Mark Landis, and Don Peppers. Mr. Steffens is the Company’s Chairman of the Board, Mr. Broderick is the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, the Company has chosen to measure the independence of its directors under the definition of independence used by the NYSE American (the former American Stock Exchange), which can be found in the NYSE American Company Guide, §803(A)(2). Under such definition, Messrs. Steffens, Rosenzweig, Avery, Landis, and Peppers are independent directors.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

Cherry Bekaert LLP audited our consolidated financial statements for the years ended December 31, 2019 and 2018.

Audit Fees

Audit fees include fees for the audit of the Company’s annual consolidated financial statements, fees for the review of the Company’s interim consolidated financial statements, and fees for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. The aggregate fees billed by Cherry Bekaert LLP for professional services rendered to our Company for the audit of the Company's annual consolidated financial statements for fiscal year 2019 and 2018 (and reviews of quarterly consolidated financial statements on Form 10-Q) were $89,000 and $87,900, respectively.

Audit-Related Fees

Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements. There were no audit-related fees billed by Cherry Bekaert LLP for fiscal year 2019 and 2018.

Tax Fees

Tax fees include fees for tax compliance, tax advice and tax planning. There were no fees billed by Cherry Bekaert LLP for these services in 2019 and 2018.

Other Fees

All other fees include fees for all services except those described above. There were no other fees billed by Cherry Bekaert LLP for fiscal years 2019 and 2018.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

10.35
Lease Agreement for Cary, N.C. offices, dated October 26, 2016, between Cicero Inc. and Regency Park Corporation (incorporated by reference to exhibit 10.35 to Cicero Inc.’s Form 10-K filed March 29, 2019)

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
Date: March 27, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed the report below.

Signature	Title	Date

/s/John L. Steffens	Chairman of the Board	March 27, 2020
John L. Steffens

/s/ John P. Broderick	Chief Executive Officer/Chief Financial Officer	March 27, 2020
John P. Broderick	(Principal Executive and Financial and Accounting Officer) and Director

/s/ Benjamin L. Rosenzweig	Director	March 27, 2020
Benjamin L. Rosenzweig

/s/ Mark Landis	Director	March 27, 2020
Mark Landis

/s/ Don Peppers	Director	March 27, 2020
Don Peppers

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Cicero Inc.
Cary, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cicero Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Raleigh, North Carolina
March 27, 2020

CICERO INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$17	$97
Trade accounts receivable	63	11
Prepaid expenses and other current assets	211	142
Total current assets	291	250
Property and equipment, net	69	6
Total assets	$360	$256
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt (Note 6)	$1,927	$411
Accounts payable	922	982
Accrued expenses:
Salaries, wages, and related items	1,271	1,363
Interest payable	263	456
Other	80	36
Deferred revenue	217	460
Total current liabilities	4,680	3,708
Long-term debt	464	3,976
Total liabilities	$5,144	$7,684
Commitments and contingencies (Notes 12 and 13)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized 9,333 Series A shares issued and outstanding at December 31, 2019 and 5,083 issued and outstanding at December 31, 2018. $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized at December 31, 2019 and December 31, 2018; 208,019,141 issued and outstanding at December 31, 2019 and 207,913,541issued and outstanding at December 31, 2018 (Note 8)	208	208
Additional paid-in-capital	257,946	253,693
Accumulated deficit	(262,938)	(261,329)
Total stockholders’ deficit	(4,784)	(7,428)
Total liabilities and stockholders’ deficit	$360	$256

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018
Revenue:
Software	$801	$66
Maintenance	488	488
Services	247	291
Total operating revenue	1,536	845
Cost of revenue:
Software	5	1
Maintenance	156	157
Services	436	408
Total cost of revenue	597	566
Gross margin	939	279
Operating expenses:
Sales and marketing	412	431
Research and product development	1,147	991
General and administrative	729	720
Total operating expenses	2,288	2,142
Loss from operations before other income (charges)	(1,349)	(1,863)
Other income (charges):
Interest expense	(260)	(330)
Other (Note 1)	--	128
Total other income/(expense)	(260)	(202)

Net loss	$(1,609)	$(2,065)

Loss per share applicable to common stockholders:

Basic and diluted	$(0.01)	$(0.01)

Weighted Average shares outstanding – basic and diluted	207,976	207,914

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at December 31, 2017	207,913,541	$208	5,083	--	$253,691	$(259,711)	$(5,812)
Restricted stock issued as compensation					2		2
Reversal of Series B Dividends						447	447
Net loss						(2,065)	(2,065)
Balance at December 31, 2018	207,913,541	$208	5,083	--	$253,693	$(261,329)	$(7,428)
Restricted stock issued as compensation					2		2
Common stock issued for accounts payable	105,600				1		1
Series A Preferred Stock issued for conversion of debt/interest			4,250	--	4,250		4,250
Net loss						(1,609)	(1,609)
Balance at December 31, 2019	208,019,141	$208	9,333	--	$257,946	$(262,938)	$(4,784)

The accompanying notes are an integral part of the consolidated financial statements.

CICERO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,609)	$(2,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	3
Stock compensation expense	2	2
Write off of bad debt	--	2
Gain on write down of liabilities	--	(125)
Changes in assets and liabilities:
Trade accounts receivable	(52)	210
Prepaid expenses and other assets	(69)	(89)
Accounts payable and accrued expenses	(5)	(178)
Deferred revenue	(243)	6
Net cash used in operating activities	(1,972)	(2,234)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(2)
Net cash used in investing activities	(4)	(2)
Cash flows from financing activities:
Borrowings under short and long-term debt	1,955	2,402
Repayments of short and long-term debt	(59)	(125)
Net cash provided by financing activities	1,896	2,277
Net increase/(decrease) in cash	(80)	41
Cash at beginning of year	97	56
Cash at end of year	$17	$97

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Taxes	$5	$5
Interest	$92	$90

Non-Cash Investing and Financing Activities

2019

During May 2019, the Company converted $1 of account payable to a vendor by issuing 105,600 shares of its common stock.

During March 2019, the Company converted $3,892 of debt and $356 of interest to a related party lender by issuing 4,250 shares of its Series A preferred stock.

2018

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

Going Concern and Management Plans:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred an operating loss of approximately $1,609,000 for the year ended December 31, 2019, and has a history of operating losses. Management believes that its product’s functionality resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company anticipates success in this regard based upon current discussions and active “proof of concepts” with active partners, customers and prospects. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All of the Company’s subsidiaries are wholly owned for the periods presented.

All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates. Significant estimates include the recoverability of long-lived assets, stock based compensation, revenue recognition, deferred taxes and related valuation allowances and valuation of equity instruments.

Financial Instruments:

The carrying amount of the Company’s financial instruments, representing accounts receivable, accounts payable and short-term debt approximate their fair value due to their short-term nature.

Cash:

The Company places substantially all cash with various financial institutions. The Federal Deposit Insurance Corporation (FDIC) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2019, the Company did not exceed these insured amounts.

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

Accrued Other:

Accrued other is comprised of right of use lease liability, accrued legal, consulting and other.

Cost of Revenue:

The primary component of the Company’s cost of revenue for maintenance and services is compensation expense.

Advertising Expenses:

The Company expenses advertising costs as incurred. Advertising expenses were approximately $96,000 and $125,000 for the years ended December 31, 2019 and 2018, respectively.

Research and Product Development:

Research and product development costs are expensed as incurred unless such costs meet the software capitalization criteria. Research and development expenses were approximately $1,147,000 and $991,000 for the years ended December 31, 2019 and 2018, respectively.

Other Income/(Charges):

Other income/(charges) in fiscal year 2018 consists primarily of a write off of certain liabilities deemed no longer payable in the amount of $125,000. These liabilities were deemed no longer payable as the statute of limitations obligated by the Company for these liabilities had lapsed. No such write off occurred in fiscal year 2019.

Income Taxes:

The Company uses FASB guidance now codified as ASC 740 “Income Taxes” to account for income taxes. This statement requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events, other than enactments of changes in the tax law or rates, are generally considered. A valuation allowance is recorded when it is ‘’more likely than not’’ that recorded deferred tax assets will not be realized. (See Note 7.)

Loss Per Share:

Basic loss per share is computed based upon the weighted average number of common shares outstanding. Diluted loss per share is computed based upon the weighted average number of common shares outstanding and any potentially dilutive securities. During 2019 and 2018, potentially dilutive securities included stock options, warrants to purchase common stock, and preferred stock.

The following table sets forth the potential shares that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods presented:

	2019	2018
Stock options	681,211	706,211
Warrants	37,334,407	20,333,620
Preferred stock	186,672,036	101,668,101
	224,687,654	122,707,932

Stock-Based Compensation:

The Company accounts for stock-based compensation to employees under ASC 718 “Compensation – Stock Compensation,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company did not grant any options in fiscal year 2019 and 2018. The Company granted 500,000 restricted stock units to certain employees in fiscal 2018. The Company recognized approximately $1,000 and $2,000 of stock-based compensation in fiscal year 2019 and 2018, respectively.

Recent Accounting Pronouncements:

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

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for our real estate lease that is currently on a month to month lease. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. As of December 31, 2019, the Company reevaluated the lease under the guidance of Topic 842 and estimated an expected term of one year for analysis under Topic 842. Under the new standard, the Company’s lease liability is based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability. The Company recognized on ROU asset and liability of approximately $63,000 as of December 31, 2019. (See Note 4)

NOTE 2. REVENUE

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities (deferred revenue) totaled $217,000 and $460,000 as of December 31, 2019, and December 31, 2018, respectively. Revenue recognized from the contract liabilities for the 12 months ended December 31, 2019 was $380,000. The contract liability balances reflect the unrecognized transaction price.

Our net trade accounts receivables were $63,000 and $11,000 as of December 31, 2019, and December 31, 2018, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

NOTE 3. ACCOUNTS RECEIVABLE

Trade accounts receivable was composed of the following at December 31 (in thousands):

	2019	2018
Current trade accounts receivable	$63	$11

NOTE 4. LEASES

On January 1, 2019, the Company adopted Topic 842, which is intended to improve financial reporting about leasing transactions. Under the standard, organizations that lease assets, referred to as “Lessees” shall recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In addition, the standard requires disclosures including financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company elected to use the practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classifications. The Company made an accounting policy election to account for leases with an initial term of 12 months or less similar to existing guidance for operating leases today. The Company recognized those lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term. In June 2014, the Company entered into an amendment with its landlord and renewed its lease through 2018. In October 2016, the Company entered into an amendment reducing the square footage being leased for the remaining term of the lease. The lease expired in October 2018 and the Company is currently on a month to month lease with the landlord as it negotiates a new long term lease and as such the Company has accounted for it as a practical expedient in fiscal and accounted for it as an operating lease. As of December 31, 2019, the Company reevaluated the lease under the guidance of Topic 842 and estimated an expected term of one year for analysis under Topic 842. Under the new standard, the Company’s lease liability is based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability.

The impact of the adoption of Topic 842 on the accompanying consolidated balance sheet as of December 31, 2019, is as follows (in thousands):

	December 31, 2019	Adjustments Due to the Adoption of Topic 842		December 31, 2019
		Right-of-use asset	Lease liability
Property and equipment, net	$6	$63	--	$69
Current liabilities	$17	--	$63	$80

December 31, 2019
Lease term and discount rate
Weighted-average remaining lease term operating lease	1.0 year
Weighted-average discount rate operating lease	10.0%

Components of lease assets and liabilities

December 31, 2019
Assets
Property and equipment, net operating lease-right of use asset	$63

Liabilities
Current liabilities operating lease-current liability	$63

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment was composed of the following at December 31 (in thousands):

	2019	2018
Computer equipment	$142	$138
Furniture and fixtures	19	19
Office equipment	35	35
Right of Use - Lease	63	--
	259	192
Less: accumulated depreciation	(190)	(186)

	$9	$6

Depreciation expense of property and equipment was $4,000 and $3,000 for the years ended December 31, 2019 and 2018, respectively.

Rent expense was $66,000 for each years ended December 31, 2019 and 2018, respectively. The Company is currently on a month to month lease with the landlord as it negotiates a new long term lease.

NOTE 6. DEBT

Debt and notes payable to related parties consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Note payable – asset purchase agreement (a)	$301	$361
Note payable – related parties (b)	1,575	3,512
Notes payable (c)	515	514
Total debt	2,391	4,387
Less current portion	1,927	411
Total long term debt	$464	$3,976

(a)
As part of a prior acquisition, the Company was subject to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to January 31, 2020 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. At December 31, 2018, the Company was indebted to SOAdesk for $360,580 in principal and approximately $17,000 in interest. At December 31, 2019, the Company was indebted to SOAdesk for $301,282 in principal and approximately $11,000 in interest.

(b)
From time to time during 2017 through 2019, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of December 31, 2018. In December 2018, all outstanding notes were amended to a new maturity date of June 30, 2020 and as such were reclassed to long term debt. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and warrants to purchase up to 17,007,787 shares of the Company’s common stock at an excise price of $0.05 per share to convert the total obligation of $3,891,500 of principal and $358,697 of interest. At December 31, 2019, the Company was indebted to Mr. Steffens in the approximate amount of $1,575,000 of principal and $97,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes, in the aggregate amount of $50,000 of principal and $88,000 of interest and $50,000 of principal and $99,000 of interest, as of December 31, 2018 and December 31, 2019, respectively, bear interest between 10% and 36% per annum.

In March 2012 the Company entered into an unsecured promissory note with a private lender for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. Through a series of amendments, the note was amended to extend the maturity date to January 31, 2021 and a new principal balance of $498,500. Simultaneously a $30,000 principal payment was made to the lender. A new repayment schedule of quarterly principal and interest payments was added beginning in January 31, 2018 with a payment of $30,000. $25,000 quarterly principal and interest payments are required to be made beginning on April 30, 2018 through January 31, 2019. $40,000 principal and interest payments are required to be made on beginning on April 30, 2019 through October 31, 2020. Final payment of remaining principal and interest is due on January 31, 2021. The lender agreed to waive certain quarterly payments in fiscal 2018 as business conditions so warrant without triggering any default and that any deferred payments would be added to the next quarterly payment. At December 31, 2018, the Company was indebted to this private lender in the amount of $464,350 in principal and $51,000 in interest and has been reclassified as long term debt due to its maturity date of January 31, 2021. At December 31, 2019, the Company was indebted to this private lender in the amount of $464,350 in principal and $55,000 in interest.

NOTE 7. INCOME TAXES

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

The Company has identified its federal tax return and its state tax return in North Carolina as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The evaluation was performed for the tax years 2016 through 2019, and may be subject to audits for amounts related to net operating loss carryforwards generated in periods prior to December 31, 2015. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. The tax returns for the prior three years are generally subject to review by federal and state taxing authorities.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest as of or during the period for the tax years 2019 and 2018. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payment, accruals or material deviations from its position.

A reconciliation of expected income tax at the statutory federal rate with the actual income tax provision is as follows for the years ended December 31 (in thousands):

	2019	2018
Expected income tax benefit at statutory rate (34%)	$(338)	$(434)
State taxes, net of federal tax benefit	(80)	(101)
Effect of change in valuation allowance	(2,110)	(1,256)
Non-deductible expenses	1	1
Expired net operating loss carryforwards	2,527	1,386
Expired employee stock options	--	404
Impact of tax rate change	--	--
Total	$--	$--

Significant components of the net deferred tax asset at December 31 were as follows:

	2019	2018

Accrued expenses, non-tax deductible	$1	$5
Deferred revenue	56	119
Contingent payments	(538)	(538)
Stock compensation expense	--	--
Loss carryforwards	35,125	37,125
Depreciation and amortization	846	889
	35,490	37,600

Less: valuation allowance	(35,490)	(37,600)

	$--	$--

As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $135,587,000. The associated deferred tax asset related to these federal and state net operating loss carryforwards was $35,125,000. The net operating loss carryforwards expire between 2020 and 2037. The value of these carryforwards depends on our ability to generate taxable income. As of December 31, 2019 and 2018, we had deferred tax assets of $35,490,000 and $37,600,000 upon which we had a full valuation allowance.

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

The Company provided a full valuation allowance on the total amount of its deferred tax assets at December 31, 2019 and 2018 since management does not believe that it is more likely than not that these assets will be realized.

NOTE 8. STOCKHOLDERS’ EQUITY

Stock Grants:

None.

Restricted Stock Units:

The Company issued 500,000 restricted stock units to certain employees in fiscal 2018. 250,000 units were forfeited in 2019 due to the termination of an employee. The Company is accounting for the stock compensation for the restricted shares using ASC 718 Compensation-Stock Compensation. The restricted stock vests on the two-year anniversary of the date of grant and the employee needs to still be employed at the time of vesting to receive the grant. The Company uses the Black Scholes calculation to determine the expense and records the expense over the life of the vesting period of each grant. The Company recorded approximately $1,000 and $2,000 in stock compensation expense in fiscal 2019 and 2018, respectively, in relation to these grants.

The Company entered into an employment agreement with its Chief Revenue Officer, Mr. Todd Sherin, that included the granting of 5,000,000 restricted shares that vest over a three-year period and included meeting certain performance obligations. The Company is accounting for the stock compensation for the restricted shares using ASC 718 Compensation-Stock Compensation, specifically ASC 718-10-30-28, 718-10-55-10, and 718-10-55-61. Pursuant to these guidelines the Company is not obligated to record compensation expense until the point in time at which it is probable that Mr. Sherin would meet the performance obligation set forth in the agreement. At such time, the Company would record compensation expense by multiplying the amount of shares vesting at that point by the stock price on the effective date of the agreement. As of December 31, 2019, the Company determined that the probability of meeting these obligations was minimal and as such has not recorded any stock compensation expense for this restricted stock grant.

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

Activity for stock options issued under these plans for the years ending December 31, 2019 and 2018 was as follows:

	Number of Options	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	1,577,750	0.05-0.51	$0.08
Granted	--	--	--
Forfeited	(796,539)	0.05-0.09	$0.07
Expired	(75,000)	0.23	$0.23
Balance at December 31, 2018	706,211	0.05-0.11	$0.08
Granted	--	--	--
Forfeited	--	--	--
Expired	(25,000)	0.11	$0.11
Balance at December 31, 2019	681,211	0.05-0.11	$0.08	$0.00

There was no activity for non-vested stock options under these plans for the fiscal year ending December 31, 2019 and 2018.

There were no options granted in 2019 and 2018.

At December 31, 2019, there was no unrecognized compensation cost related to stock options.

At December 31, 2019 and 2018, options to purchase 681,211 and 706,211 shares of common stock were exercisable, respectively, pursuant to the plans at prices ranging from $0.05 to $0.11 . The following table summarizes information about stock options outstanding at December 31, 2019:

Exercise Price	Number Outstanding	Remaining Contractual Life for Options Outstanding	Number Exercisable	Weighted Average Exercise Price

$0.05-0.06	203,461	2.7	203,641	$0.06
0.07-0.09	452,750	0.6	452,750	0.09
0.10-0.11	25,000	1.4	25,000	0.10

	681,211	1.3	681,211	$0.08

Preferred Stock:

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

Stock Warrants:

The Company values warrants based on the Black-Scholes pricing model. In accordance with ASC 815, these warrants are classified as equity. The warrants were issued in conjunction with certain promissory notes and the private investment in the Company’s shares. At December 31, 2019, there were 37,334,407 exercisable warrants outstanding at an exercise price of $0.05 and $0.07 per share.

	Number of Warrants	Warrant Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2017	228,004,448	$0.04-$0.20	$0.05
Issued	--	--	--
Exercised	--	--	--
Forfeited	(207,670,828)	$0.04-$0.20	$0.05
Balance at December 31, 2018	20,333,620	$0.07	$0.07
Issued	17,000,787	$0.05	$0.05
Exercised	--	--	--
Forfeited	--	--	--
Balance at December 31, 2019	37,334,407	$0.05-$0.07	$0.06

Accrued Dividends:

The Company reversed approximately $447,000 of accrued dividends associated with previously issued Series B preferred stock in fiscal 2018. The dividends were only payable to current shareholders of Series B if there was a liquidation of the Company or if approved by the Board of Directors. As an automatic conversion of all outstanding Series B preferred stock was approved by the Board of Directors in September 2015, the Company is no longer under any obligation to pay dividends to the former holders of the Series B preferred stock.

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company sponsors one defined contribution plan for its employees - the Cicero Inc. 401(K) Plan. Under the terms of the Plan, the Company, at its discretion, provides a 50% matching contribution up to 6% of an employee’s salary. Participants must be eligible and employed at December 31 of each calendar year to be eligible for employer matching contributions. The Company opted not to make any matching contributions for 2019 and 2018.

NOTE 10. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 2019, two customers accounted for 77% of operating revenues and one customer accounted for 100% of accounts receivable at December 31, 2019. In 2018, one customer accounted for 48% of operating revenues and one customer accounted for 100% of accounts receivable at December 31, 2018.

In 2019, one vendor accounted for 73% of accounts payable at December 31, 2019. In 2018, one vendor accounted for 68% of accounts payable at December 31, 2018.

NOTE 11. RELATED PARTY INFORMATION

From time to time during 2017 through 2019, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of December 31, 2018. In December 2018, all outstanding notes were amended to a new maturity date of June 30, 2020 and as such were reclassed to long term debt. The Company is obligated to repay the notes with the collection of any accounts receivable. At December 31, 2018, the Company was indebted to Mr. Steffens in the approximate amount of $3,511,500 of principal and $299,000 of interest. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and warrants to purchase up to 17,007,787 shares of the Company’s common stock at an excise price of $0.05 per share to convert the total obligation of $3,891,500 of principal and $358,697 of interest. At December 31, 2019, the Company was indebted to Mr. Steffens in the approximate amount of $1,575,000 of principal and $97,000 of interest.

NOTE 12. COMMITMENTS AND EMPLOYMENT AGREEMENTS

Under the employment agreement between the Company and Mr. Broderick effective January 1, 2019, we agreed to pay Mr. Broderick an annual base salary of $175,000 and performance bonuses in cash of up to $275,000 per annum based upon exceeding certain revenue goals and operating metrics, as determined by the Board of Directors, at its discretion. Upon termination of Mr. Broderick’s employment by the Company without cause, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within 30 days of termination and any unpaid deferred salaries and bonuses. In the event a substantial change in Mr. Broderick’s job duties occurs, there is a decrease in or failure to provide the compensation or vested benefits under the employment agreement or there is a change in control of the Company, we agreed to pay Mr. Broderick a lump sum payment of one year of Mr. Broderick’s then current base salary within thirty (30) days of termination. Additionally, as part of his employment agreement for fiscal 2012, Mr. Broderick will be entitled to receive 1,500,000 shares of the Company’s common stock in the event of the termination, with or without cause, of his employment by the Company or his resignation from the Company with or without cause or in the event of a change of control (as that term is defined in the Employment Agreement) of the Company. Mr. Broderick will have thirty (30) days from the date written notice is given about either a change in his duties or the announcement and closing of a transaction resulting in a change in control of the Company to resign and execute his rights under this agreement. If Mr. Broderick’s employment is terminated for any reason, Mr. Broderick has agreed that, for two (2) years after such termination, he will not directly or indirectly solicit or divert business from us or assist any business in attempting to do so or solicit or hire any person who was our employee during the term of his employment agreement or assist any business in attempting to do so.

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

NOTE 13. CONTINGENCIES

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

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of December 31, 2019 and 2018.

NOTE 14. SUBSEQUENT EVENTS

In the first quarter of 2020, the Company entered into notes payable totaling $355,000 with Mr. Steffens. The note bears interest at 10% per annum. The notes are unsecured and mature on June 30, 2020. The Company is obligated to repay the notes with the collection of any accounts receivables.