Form 10-Q
period 2020-06-30
CICERO INC
filed 2020-08-13
CIK 945384

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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
Yes ☐ No ☒
208,319,141 shares of common stock, $.001 par value, were outstanding as of August 5, 2020.

Cicero Inc.

Part I.                        Financial Information
Item 1. Condensed Consolidated Financial Statements

CICERO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$45	$17
Trade accounts receivable	7	63
Prepaid expenses and other current assets	292	211
Total current assets	344	291
Property and equipment, net	37	69
Total assets	$381	$360
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Current portion of long term debt	$3,151	$1,927
Accounts payable	908	922
Accrued expenses:
Salaries, wages, and related items	1,322	1,271
Accrued interest	367	263
Other	73	80
Deferred revenue	336	217
Total current liabilities	6,157	4,680
Long term debt (Note 4)	158	464
Total liabilities	$6,315	$5,144
Commitments and Contingencies (Note 8) Stockholders' deficit:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized 9,333 Series A shares issued and outstanding at March 31, 2020 and December 31, 2019. $500 per share liquidation preference	--	--
Common stock, $0.001 par value, 600,000,000 shares authorized 208,319,141 issued and outstanding at June 30, 2020 and 208,019,141 issued and outstanding at December 31, 2019.	208	208
Additional paid-in capital	257,948	257,946
Accumulated deficit	(264,090)	(262,938)
Total stockholders' deficit	(5,934)	(4,784)
Total liabilities and stockholders' deficit	$381	$360

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Software	$--	$--	$--	$112
Maintenance	91	115	206	235
Services	6	55	10	105
Total operating revenue	97	170	216	452

Cost of revenue:
Software	--	--	--	5
Maintenance	40	39	69	81
Services	95	97	193	217
Total cost of revenue	135	136	262	303

Gross margin/(loss)	(38)	34	(46)	149

Operating expenses:
Sales and marketing	32	135	81	232
Research and product development	264	263	520	531
General and administrative	168	165	361	365
Total operating expenses	464	563	962	1,128
Loss from operations	(502)	(529)	(1,008)	(979)

Other expense:
Interest expense	(76)	(36)	(144)	(149)
Total other expense	(76)	(36)	(144)	(149)

Net loss	$(578)	$(565)	$(1,152)	$(1,128)
Loss per share applicable to common stockholders:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and Diluted	208,256,504	207,949,515	208,137,822	207,931,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,152)	$(1,128)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2	2
Stock compensation expense	2	1
Changes in assets and liabilities:
Trade accounts receivable	56	8
Prepaid expenses and other current assets	(81)	(88)
Accounts payable and accrued expenses	164	29
Deferred revenue	119	(49)
Net cash used by operating activities	(890)	(1,225)

Cash flows from investing activities:
Purchases of equipment	--	(2)
Net cash used by investing activities	--	(2)

Cash flows from financing activities:
Borrowings under debt	1,049	1,190
Repayments of debt	(131)	--
Net cash generated by financing activities	918	1,190
Net increase/(decrease) in cash	28	(37)
Cash:
Beginning of period	17	97
End of period	$45	$60

Non-Cash Investing and Financing Activities:

In April 2020, the Company issued 300,000 shares of its common stock to a board member as compensation for his role as Audit Committee Chairperson and recognized approximately $2 of stock compensation expense.

During March 2019, the Company converted $3,892 of debt and $356 of interest to a related party lender by issuing 4,250 shares of its Series A preferred stock.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Three and Six Months Ended June 30, 2020
(in thousands, except share amounts)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at March 31, 2019	207,913,541	$208	9,333	--	$257,944	$(261,892)	$(3,740)
Common stock issued for accounts payable	105,600				1		1
Net loss						(565)	(565)
Balance at June 30. 2019 (unaudited)	208,019,141	$208	9,333	--	$257,945	$(262,457)	$(4,304)

Balance at March 31, 2020	208,019,141	$208	9,333	--	$257,946	$(263,512)	$(5,358)
Common stock issued for stock compensation	300,000				2		2
Net loss						(578)	(578)
Balance at June 30. 2020 (unaudited)	208,319,141	$208	9,333	--	$257,948	$(264,090)	$(5,934)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total
Balance at December 31, 2018	207,913,541	$208	5,083	--	$253,693	$(261,329)	$(7,428)
Restricted stock issued as compensation					1		1
Common stock issued for accounts payable	105,600				1		1
Series A Preferred Stock issued for conversion of debt/interest			4,250	--	4,250		4,250
Net loss						(1,128)	(1,128)
Balance at June 30. 2019 (unaudited)	208,019,141	$208	9,333	--	$257,945	$(262,457)	$(4,304)

Balance at December 31, 2019	208,019,141	$208	9,333	--	$257,946	$(262,938)	$(4,784)
Common stock issued as stock compensation	300,000				2		2
Net loss						(1,152)	(1,152)
Balance at June 30. 2020 (unaudited)	208,319,141	$208	9,333	--	$257,948	$(264,090)	$(5,934)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CICERO INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Cicero Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for other interim periods or for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of the interim results of operations. All such adjustments are of a normal, recurring nature.

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

Liquidity

Although the Company has incurred a net loss of approximately $1,152,000 for the six months ended June 30, 2020, and has a history of operating losses, management believes that the functionality of the Company’s products resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company has borrowed approximately $1,049,000 and $1,955,000 in 2020 and 2019, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 27, 2020, on our consolidated financial statements for the period ended December 31, 2019 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under ASC 718. The plan expired in fiscal 2017 and as such no further options are available to grant. The Company did not recognize any stock-based compensation expense for the three and six months ended June 30, 2020 and 2019, respectively, in connection with outstanding options. The Company has no unrecognized stock-based compensation expense in connection with outstanding options as of June 30, 2020.

The Company did not recognize any expense for the three months ended June 30, 2020 and recognized approximately $400 for the three months ended June 30 2019, respectively, and $100 and $800 for the six months ended June 30, 2020 and 2019, respectively, in stock-based compensation in connection with the restricted stock grants issued in fiscal 2018 to certain employees. The grants vest on the second anniversary of the grant date. The Company has no unrecognized stock-based compensation expense in connection with the restricted stock grants

The following table sets forth certain information as of June 30, 2020 about shares of the Company’s common stock, par value $.001 (the “Common Stock”), outstanding and available for issuance under the Company’s existing equity compensation plans: the Cicero Inc. 2007 Employee Stock Option Plan and the Outside Director Stock Option Plan. The Company’s stockholders approved all of the Company’s stock-based compensation plans.

Options
Outstanding on December 31, 2019	681,211
Granted	--
Exercised	--
Forfeited	--
Outstanding on June 30, 2020	681,211

Weighted average exercise price of outstanding options	$0.08
Aggregate Intrinsic Value	$0
Shares available for future grants on June 30, 2020	--

Weighted average of remaining contractual life	0.8

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

Contract Balances

Timing differences among revenue recognition may result in contract assets or liabilities. Contract liabilities (deferred revenue) totaled $217,000 and $336,000 as of December 31, 2019 and June 30, 2020, respectively. Revenue recognized from the contract liabilities for the six months ended June 30, 2020 was $143,000. The contract liability balances reflect the unrecognized transaction price.

Our net trade accounts receivables were $63,000 and $7,000 as of December 31, 2019 and June 30, 2020, respectively. Trade accounts receivable are stated in the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance of doubtful accounts based on its assessment of the current status of individual accounts. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance of doubtful accounts and a credit to trade accounts receivable. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Rent expense was approximately $35,000 and $38,000 for the six months ended June 30, 2020 and 2019, respectively.

June 30, 2020
Lease term and discount rate
Weighted-average remaining lease term operating lease	.50 year
Weighted-average discount rate operating lease	10.0%

Components of lease assets and liabilities (in thousands):

June 30, 2020
Assets
Property and equipment, net operating lease-right of use asset	$32

Liabilities
Current liabilities operating lease-current liability	$30

NOTE 4. DEBT

Debt and notes payable to related party consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Note payable – asset purchase agreement (a)	$170	$301
Note payable – related party (b)	2,340	1,575
Notes payable (c)	515	515
PPP Loan (d)	284	--
Total debt	3,309	2,391
Less current portion	(3,151)	(1,927)
Total long term debt	$158	$464

(a)
As part of a prior acquisition, the Company was subject to certain earn-out obligation payments of up to $2,410,000 over an 18-month period from January 15, 2010 through July 31, 2011, based upon the achievement of certain revenue performance targets. The earn-out was payable fifty percent in cash and fifty percent in common stock of the Company at the rate of one share for every $0.15 earn-out payable. The Company had recorded $842,606 in its accounts payable as of December 31, 2014 due to a portion of earn-out obligations being met. In June 2015, the Company entered into a promissory note with SOAdesk for fifty percent of the earn-out payable ($421,303) to SOAdesk. The maturity date of the note was December 31, 2015 with an annual interest rate of 10%. Through a series of amendments, the maturity date was extended to January 31, 2020 and two milestone payments of $62,500, to be applied to outstanding interest and then principal, payable on June 1, 2018 and December 1, 2018, respectively, were added. In January 2020, an amendment extended the maturity date to December 31, 2020, and a milestone payment of $150,000, to be applied to any outstanding interest and then principal and payable on April 10, 2020, was added. At December 31, 2019, the Company was indebted to SOAdesk for $301,282 in principal and approximately $11,000 in interest. At June 30, 2020, the Company was indebted to SOAdesk for $170,101 in principal and approximately $5,000 in interest.

(b)
From time to time during 2017 through 2020, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of December 31, 2018. In December 2018, all outstanding notes were amended to a new maturity date of June 30, 2020. The Company is obligated to repay the notes with the collection of any accounts receivable. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and warrants to purchase up to 17,007,787 shares of the Company’s common stock at an excise price of $0.05 per share to convert the total obligation of $3,891,500 of principal and $358,697 of interest. In June 2020, all outstanding notes were amended to a new maturity date of June 30, 2021. At December 31, 2019, the Company was indebted to Mr. Steffens in the approximate amount of $1,575,000 of principal and $97,000 of interest. At June 30, 2020, the Company was indebted to Mr. Steffens in the approximate amount of $2,340,000 of principal and $198,000 of interest.

(c)
The Company has issued a series of short-term unsecured promissory notes with private lenders, which provide for short term borrowings. The notes, in the aggregate amount of $50,000 of principal and $99,000 of interest and $50,000 of principal and $105,000 of interest, as of December 31, 2019 and June 30, 2020, respectively, bear interest between 10% and 36% per annum.

In March 2012 the Company entered into an unsecured promissory note with a private lender for $336,000 at an interest rate of 12% and a maturity date of March 31, 2013. Through a series of amendments, the note was amended to extend the maturity date to January 31, 2021 and a new principal balance of $498,500. Simultaneously a $30,000 principal payment was made to the lender. A new repayment schedule of quarterly principal and interest payments was added beginning in January 31, 2018 with a payment of $30,000. $25,000 quarterly principal and interest payments are required to be made beginning on April 30, 2018 through January 31, 2019. $40,000 principal and interest payments are required to be made on beginning on April 30, 2019 through October 31, 2020. Final payment of remaining principal and interest is due on January 31, 2021. The lender agreed to waive certain quarterly payments in fiscal 2018 as business conditions so warrant without triggering any default and that any deferred payments would be added to the next quarterly payment. At December 31, 2019, the Company was indebted to this private lender in the amount of $464,350 in principal and $55,000 in interest. At June 30, 2020, the Company was indebted to this private lender in the amount of $464,350 in principal and $60,000 in interest and has been reclassified as short term debt due to its maturity date of January 31, 2021.

(d)
On May 4, 2020 the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $283,917. The PPP was established under the recently congressional approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The term of the PPP loan is two years and matures on May 3, 2022. The interest rate on this loan is 1.0% per annum, which shall be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven as described below. The Company is permitted to prepay or partially prepay the PPP loan at any time with no prepayment penalties. Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations and ongoing rulemaking by the SBA, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. While there is no assurance the Company will obtain forgiveness of the PPP loan in whole or in part, it expects most of this loan to be forgiven by the SBA as the Company anticipates all loan covenants to be met. At June 30, 2020, the Company was indebted to the lender in the amount of $283,917 in principal and $233 in interest.

NOTE 5. INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) guidance ASC 740 “Income Taxes”. The Company's effective tax rate differs from the statutory rate primarily due to the fact that no income tax benefit or expense was recorded for the six months ended on June 30, 2020 and 2019. As a result of the Company's recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted. Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 (e.g., NOLs incurred in 2018, 2019, or 2020 by a calendar-year taxpayer) may be carried back to each of the five tax years preceding the tax year of such loss. Since the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limited NOL absorption to 80% of taxable income. The CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020.

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

The weighted average number of common shares is increased by the number of dilutive potential common shares issuable on the exercise of options less the number of common shares assumed to have been purchased with the proceeds from the exercise of the options pursuant to the treasury stock method; those purchases are assumed to have been made at the average price of the common stock during the respective period. Options, warrants or convertible preferred stock to purchase shares of common stock are excluded from the calculation of diluted earnings per share when their inclusion would have an anti-dilutive effect on the calculation. No options, warrants or convertible preferred stock were included in the calculation of loss per share for the three and six months ended June 30, 2020 and 2019.

NOTE 8. CONTINGENCIES

The Company, from time to time, is involved in legal matters arising in the ordinary course of its business including matters involving proprietary technology. While management believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is or could become involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations. There was no active litigation against the Company as of June 30, 2020.

Under the indemnification clause of the Company’s standard reseller agreements and software license agreements, the Company agrees to defend the reseller/licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the reseller/licensee. There were no claims against the Company as of June 30, 2020.

NOTE 9. SUBSEQUENT EVENTS

In July 2020, the Company entered into notes payable totaling $200,000 with Mr. Steffens. The notes bear interest at 10% per annum. The notes are unsecured and mature on June 30, 2021. The Company is obligated to repay the notes with the collection of any accounts receivables.

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

RESULTS OF OPERATIONS

The table below presents information for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total revenue	$97	$170	$216	$452
Total cost of revenue	135	136	262	303
Gross margin/(loss)	(38)	34	(46)	149
Total operating expenses	464	563	962	1,128
Loss from operations	$(502)	$(529)	$(1,008)	$(979)

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

THREE MONTHS ENDED JUNE 30, 2020 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2019.

Total Revenues. Total revenues decreased $73,000, or 42.9%, from $170,000 to $97,000, for the three months ended June 30, 2020 as compared with the three months ended June 30, 2019. The decrease is due to a decrease in software product, maintenance and services revenue.

Total Cost of Revenue. Total cost of revenue decreased $1,000 or 0.7%, from $136,000 for the three months ended June 30, 2019 to $135,000 for the three months ended June 30, 2020. The decrease in cost of revenue is primarily due to a decrease in outside consulting expenses.

Total Gross Margin/Loss. Gross margin loss was $38,000, or 39.2%, for the three months ended June 30, 2020, as compared to the gross margin of $34,000, or 20.0%, for the three months ended June 30, 2019. The decrease in gross margin is primarily due to the decrease in sales.

Total Operating Expenses. Total operating expenses decreased $99,000, or 17.6%, from $563,000 to $464,000 for the three months ended June 30, 2020, as compared with the three months ended June 30, 2019. The decrease is primarily attributable to a decrease in headcount and lower trade show costs from cancelation of trade show due to COVID-19 partially offset by higher outside consulting fees.

Software Products:
Software Product Revenue. The Company did not have any software product revenue for the three months ended June 30, 2020 and June 30, 2019, respectively. The Company believes this is primarily due to timing of expected software sales.

Software Product Gross Margin. The Company had no gross margin on software products for the three months ended June 30, 2020, and June 30, 2019, respectively.

Maintenance:
Maintenance Revenue. Maintenance revenue for the three months ended June 30, 2020 decreased by approximately $24,000, or 20.9%, from $115,000 to $91,000 as compared to the three months ended June 30, 2019. The decrease in maintenance revenue is primarily due to the decrease in license renewals of one customer in fiscal 2020 and lack of new sales to customers in fiscal 2020.

Maintenance Gross Margin. Gross margin on maintenance products for the three months ended June 30, 2020 was $51,000 or 56.0% compared with $76,000 or 66.1% for the three months ended June 30, 2019. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin is due to the decrease in maintenance revenue.

Services:
Services Revenue. Services revenue for the three months ended June 30, 2020 decreased by approximately $49,000, or 89.1%, from $55,000 to $6,000 as compared with the three months ended June 30, 2019. The decrease is primarily due to a decrease in paid services engagements.

Services Gross Margin Loss. Services gross margin loss was $89,000 or 1,483.3% for the three months ended June 30, 2020 compared with gross margin loss of $42,000 or 76.4% for the three months ended June 30, 2019. The increase in gross margin loss was primarily attributable to a decrease in service revenue.

Operating Expenses:
Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the three months ended June 30, 2020 decreased by approximately $103,000, or 76.3%, from $135,000 to $32,000 as compared with the three months ended June 30, 2019. The decrease is primarily attributable to a decrease in headcount, lower outside consulting expenses and a trade show being canceled in fiscal 2020 due to COVID-19.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense increased by approximately $1,000, or 0.4%, from $263,000 to $264,000 for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase in research and development costs for the quarter is primarily due to higher outside consulting expenses partially offset by a decrease in headcount.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the three months ended June 30, 2020 increased by approximately $3,000, or 1.8%, from $165,000 to $168,000 as compared to the three months ended June 30, 2019. The increase is primarily due to an increase in personnel costs.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the second quarter of 2020 and 2019, respectively. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded net loss of $578,000 for the three months ended June 30, 2020 as compared to a net loss of $565,000 for the three months ended June 30, 2019. The increase in net loss is primarily due to the decrease in total revenue partially offset by a decrease in operating expenses.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2019.

Total Revenues. Total revenues decreased $236,000, or 52.2%, from $452,000 to $216,000, for the six months ended June 30, 2020 as compared with the six months ended June 30, 2019. The decrease is due to a decrease in software product, maintenance and services revenue.

Total Cost of Revenue. Total cost of revenue decreased $41,000 or 13.5%, from $303,000 for the six months ended June 30, 2019 to $262,000 for the six months ended June 30, 2020. The decrease in cost of revenue is primarily due to a decrease in personnel costs and outside consulting expenses.

Total Gross Margin/Loss. Gross margin loss was $46,000, or 21.3%, for the six months ended June 30, 2020, as compared to the gross margin of $149,000, or 33.0%, for the six months ended June 30, 2019. The decrease in gross margin is primarily due to the decrease in sales and lower outside consulting expenses.

Total Operating Expenses. Total operating expenses decreased $166,000, or 14.7%, from $1,128,000 to $962,000 for the six months ended June 30, 2020, as compared with the six months ended June 30, 2019. The decrease is primarily attributable to a decrease in headcount and lower trade show expenses due to the cancelation of a trade show due to COVID-19.

Software Products:

Software Product Revenue. The Company did not have any software product revenue for the six months ended June 30, 2020 as compared to $112,000 in software revenue for the six months ended June 30, 2019, a decrease of $112,000. The decrease is primarily due to timing of expected software sales.

Software Product Gross Margin. The Company had no gross margin on software products for the six months ended June 30, 2020. The Company had 95.5% gross margin on software products for the six months ended June 30, 2019.

Maintenance:

Maintenance Revenue. Maintenance revenue for the six months ended June 30, 2020 decreased by approximately $29,000, or 12.3%, from $235,000 to $206,000 as compared to the six months ended June 30, 2019. The decrease in maintenance revenue is primarily due to the decrease of new sales to customers in fiscal 2020 and a decrease in renewal licenses for one customer.

Maintenance Gross Margin. Gross margin on maintenance products for the six months ended June 30, 2020 was $137,000 or 66.5% compared with $154,000 or 65.5% for the six months ended June 30, 2019. Cost of maintenance is comprised of personnel costs and related overhead for the maintenance and support of the Company’s software products. The decrease in gross margin is due to the decrease in maintenance revenue partially offset by a decrease in cost of maintenance expenses.

Services:
Services Revenue. Services revenue for the six months ended June 30, 2020 decreased by approximately $95,000, or 90.5%, from $105,000 to $10,000 as compared with the six months ended June 30, 2019. The decrease is primarily due to a decrease in paid services engagements.

Services Gross Margin Loss. Services gross margin loss was $183,000 or 1,830.0% for the six months ended June 30, 2020 compared with gross margin loss of $112,000 or 106.7% for the six months ended June 30, 2019. The increase in gross margin loss was primarily attributable to a decrease in service revenue partially offset by a decrease in consulting expenses.

Operating Expenses:

Sales and Marketing. Sales and marketing expenses primarily include personnel costs for salespeople, marketing personnel, travel and related overhead, as well as trade show participation and promotional expenses. Sales and marketing expenses for the six months ended June 30, 2020 decreased by approximately $151,000, or 65.1%, from $232,000 to $81,000 as compared with the six months ended June 30, 2019. The decrease is primarily attributable to a decrease in headcount, lower outside consulting expenses, and lower trade show expenses due to the cancelation of a trade show due to COVID-19.

Research and Development. Research and product development expenses primarily include personnel costs for product developers and product documentation and related overhead. Research and development expense decreased by approximately $11,000, or 2.1%, from $531,000 to $520,000 for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in research and development costs for the quarter is primarily due to a decrease in headcount partially offset by higher outside consulting expenses.

General and Administrative. General and administrative expenses consist of personnel costs for the legal, financial, human resources, and administrative staff, related overhead, and all non-allocable corporate costs of operating the Company. General and administrative expenses for the six months ended June 30, 2020 decreased by approximately $4,000, or 1.1%, from $365,000 to $361,000 as compared to the six months ended June 30, 2019. The decrease is primarily due to a decrease in personnel costs.

Provision for Taxes. The Company’s effective income tax rate differs from the statutory rate primarily because an income tax expense/benefit was not recorded as a result of the losses in the first six months of 2020 and 2019, respectively. As a result of the Company’s recurring losses, the deferred tax assets have been fully offset by a valuation allowance.

Net Loss. The Company recorded net loss of $1,152,000 for the six months ended June 30, 2020 as compared to a net loss of $1,128,000 for the six months ended June 30, 2019. The increase in net loss is primarily due to the decrease in total revenue partially offset by a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Cash and cash equivalents increased $28,000 to $45,000 at June 30, 2020 from $17,000 at December 31, 2019. The increase is primarily attributable to the revenue generated in the first six months of 2020 and short term borrowings partially offset by the expenses in the first six months of 2020.

Net cash used by Operating Activities. Cash used by operations for the six months ended June 30, 2020 was $890,000 compared to $1,225,000 for the six months ended June 30, 2019. Cash used by operations for the six months ended June 30, 2020 was primarily due to the net loss from operations of $1,152,000, an increase of prepaid expenses of $81,000 partially offset by depreciation expense of $2,000, stock compensation expense of $2,000, a decrease in accounts receivable of $56,000, an increase of accounts payable and accrued expenses of $164,000 and an increase in deferred revenue of $119,000.

Net cash used in Investing Activities. The Company had no purchases of equipment for the six months ended June 30, 2020 and had $2,000 in purchases of equipment in the six months ended June 30, 2019.

Net cash generated by Financing Activities. Net cash generated by financing activities for the six months ended June 30, 2020 was approximately $918,000, compared to $1,190,000 for the six months ended June 30, 2019. Cash generated by financing activities for the six months ended June 30, 2020 was comprised primarily from short term borrowings of $1,049,000 partially offset by repayments of $131,000.

Liquidity

The Company funded its cash needs during the six months ended June 30, 2020 with cash on hand from December 31, 2019, the revenue generated in the first six months of 2020, and short term borrowings.

From time to time during 2017 through 2020, the Company entered into several short term notes payable with John Steffens, the Company’s Chairman of the Board, for various working capital needs. The notes bear an interest rate of 10% with a maturity date of December 31, 2018. In December 2018, all outstanding notes were amended to a new maturity date of June 30, 2020. The Company is obligated to repay the notes with the collection of any accounts receivable. In March 2019, the Company issued 4,250 shares of its Series A preferred stock and warrants to purchase up to 17,007,787 shares of the Company’s common stock at an excise price of $0.05 per share to convert the total obligation of $3,891,500 of principal and $358,697 of interest. In June 2020, all outstanding notes were amended to a new maturity date of June 30, 2021. At December 31, 2019, the Company was indebted to Mr. Steffens in the approximate amount of $1,575,000 of principal and $97,000 of interest. At June 30, 2020, the Company was indebted to Mr. Steffens in the approximate amount of $2,340,000 of principal and $198,000 of interest.

Although the Company has incurred a net loss of approximately $1,152,000 for the six months ended June 30, 2020, and has a history of operating losses, management believes that the functionality of the Company’s products resonates in the marketplace as both “analytics” and “automation” are topics often discussed and written about. Further, the Company believes that its repositioned strategy of leading with a no cost, short, “proof of concept” evaluation of the software’s capabilities will shorten the sales cycle and allow for value based selling to our customers and prospects. The Company has borrowed approximately $1,049,000 and $1,955,000 in 2020 and 2019, respectively. Should the Company be unable to secure customer contracts that will drive sufficient cash flow to sustain operations, the Company will be forced to seek additional capital in the form of debt or equity financing; however, there can be no assurance that such debt or equity financing will be available on terms acceptable to the Company or at all. As a result of these factors, the report of our independent auditors dated March 27, 2020, on our consolidated financial statements for the period ended December 31, 2019 included an emphasis of matter paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

 (b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

The continued spread of coronavirus (COVID-19) could adversely impact our operations or those of our third-party partners.

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

CICERO INC.

Date: August 13, 2020	By:	/s/ John P. Broderick
John P. Broderick
Chief Executive Officer and Chief Financial and Accounting Officer